Form 10-Q
period 1995-04-30
RAVEN INDUSTRIES INC
filed 1995-06-01
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    April 30, 1995

                              OR

  (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                SOUTH DAKOTA                      46-0246171
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

                              205 East 6th Street
                                 P.O. Box 5107
                           Sioux Falls, SD 57117-5107
            (Address of principal executive offices) (Zip code)

                                  605-336-2750
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes __X__            No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                      Outstanding as of April 30, 1995

Common Stock                4,735,770 shares


                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX



                                                           PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets-April 30, 1995;
     January 31, 1995 and April 30, 1994                       3

Consolidated Statements of Income-Three months
     Ended April 30, 1995 and 1994                             4

Consolidated Statements of Cash Flows-
     Three Months Ended April 30, 1995 and 1994                5

Notes to Consolidated Financial Statements                     6

Computation of Earnings Per Share                              7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                     8-9

PART II-OTHER INFORMATION                                    10


                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                               4/30/95   01/31/95   04/30/94
ASSETS
Cash .......................................................   $ 1,593   $ 2,304   $ 1,176
Accounts receivable  (less allowance for
 doubtful accounts of $387, $350 and $318) .................    15,511    17,592    16,869
Inventories:
  Materials ................................................    14,379    13,147    14,667
  In process ...............................................     5,268     4,709     5,411
  Finished goods ...........................................     6,220     4,247     6,161
      Total inventories ....................................    25,867    22,103    26,239
Prepaid expenses and other current assets ..................       397       382       312
Deferred income taxes ......................................     1,414     1,414     1,402
      Total current assets .................................    44,782    43,795    45,998

Property, plant and equipment ..............................    44,413    43,108    37,186
  Less: accumulated depreciation ...........................    25,469    24,538    23,125
      Net property, plant & equipment ......................    18,944    18,570    14,061
Other assets ...............................................     3,225     3,271     2,346
TOTAL ASSETS ...............................................   $66,951   $65,636   $62,405



LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank ........................................   $ 1,500   $     0   $ 2,000
Current portion of long-term debt ..........................       846       907       667
Accounts payable ...........................................     5,229     5,435     6,760
Accrued liabilities and customer advances ..................     8,413     8,736     8,125
      Total current liabilities ............................    15,988    15,078    17,552
Long-term debt (less current portion) ......................     3,547     4,179     1,824
Deferred income taxes ......................................       853       853       870

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000
   issued: 5,051,673; 5,050,433 and 5,040,056 shares .......     5,052     5,050     5,040
  Paid in capital ..........................................       418       420       357
  Retained earnings ........................................    43,427    42,390    39,096
  Less treasury stock, at cost:                                 48,897    47,860    44,493
       315,903 shares ......................................     2,334     2,334     2,334
      Total stockholders' equity ...........................    46,563    45,526    42,159
Total liabilities & stockholders' equity ...................   $66,951   $65,636   $62,405

The accompanying notes are an integral part of the financial statements.


                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                     FOR THE THREE MONTHS ENDED:
                                        4/30/95      4/30/94

Net sales............................   $27,787      $27,816
Cost of goods sold...................    22,011       22,456
  Gross profit.......................     5,776        5,360

Operating expenses
  Selling............................     1,821        1,765
  Administrative.....................     1,551        1,549
                                          3,372        3,314
Operating income.....................     2,404        2,046

Other income (expense)
  Interest...........................      (107)         (43)
  Miscellaneous......................        83          131

Income before income taxes...........     2,380        2,134

Income taxes.........................       845          758
Net income...........................    $1,535       $1,376


Average number of common and
  common-equivalent shares
  outstanding........................ 4,787,037    4,801,552


Net income per common and
  common-equivalent share............     $0.32        $0.29


Cash dividends paid per share........    $0.105       $0.090



The accompanying notes are an integral part of the financial statements.


                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                     FOR THE THREE MONTHS ENDED:
                                                         4/30/95      4/30/94
Cash flows from operating activities:
  Net income ..........................................   $ 1,535    $ 1,376
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................     1,080        919
      Provision for losses on accounts receivable .....        41         29
      Equity in earnings of affiliate, net of dividends       (50)      (100)
      (Increase) decrease in accounts receivable ......     2,040       (358)
      (Increase) decrease in inventories ..............    (3,764)    (4,015)
      (Increase) decrease in other current assets .....       (15)       113
      Increase (decrease) in operating liabilities ....      (529)      (723)
      Other ...........................................        92          9
  Net cash provided by (used in) operating activites ..       430     (2,750)

Cash flows from investing activities:
  Capital expenditures ................................    (1,510)    (1,646)
  Intangible asset expenditures and other .............        60        (29)
  Net cash used in investing activities ...............    (1,450)    (1,675)

Cash flows from financing activities:
  Issuance of short-term debt .........................     3,000      2,000
  Payment of short-term debt ..........................    (1,500)         0
  Issuance of long-term note ..........................         0         62
  Long-term debt principal payments ...................      (693)      (590)
  Proceeds from exercise of stock options .............         0        108
  Dividends paid ......................................      (498)      (425)
  Net cash provided by (used in)
    financing activities ..............................       309      1,155
  Net increase (decrease) in cash and equivalents .....      (711)    (3,270)

Cash and cash equivalents at beginning of period ......     2,304      4,446
Cash and cash equivalents at end of period ............   $ 1,593    $ 1,176


Cash paid during the period for:
    Interest ..........................................   $   120    $    67
    Income taxes ......................................   $   362    $   128


The accompanying notes are an integral part of the financial statements.



                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.



                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in thousands except per-share data)


                                                FOR THE THREE MONTHS ENDED:
                                                    4/30/95      4/30/94

Net income ....................................   $    1,535   $    1,376

  Earnings per common share
    - Primary .................................   $     0.32   $     0.29

  Earnings per common share
    - Fully diluted (1) .......................   $     0.32   $     0.29


Average number of common and common
    equivalent shares:
  Primary:
   Weighted average common
     shares outstanding........................    4,734,570    4,714,786

   Dilutive effect of exercise
     of certain stock options .................       52,467       86,766

   Average common shares
     - Primary ................................    4,787,037    4,801,552


  Fully diluted (1):
   Weighted average common
     shares outstanding .......................    4,734,570    4,714,786

   Dilutive effect of exercise
     of certain stock options .................       55,098       86,766

   Average common shares
     - Fully diluted ..........................    4,789,668    4,801,552



(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Net cash provided by operating activities was $430,000 during the quarter ended April 30, 1995; an improvement of $3.2 million from the comparable period of the prior year. The timing of collection of fourth quarter accounts receivable balances accounted for much of the improvement. Compared to April 30, 1994, net accounts receivable balances were $1.4 million lower. This reduction was due primarily to an improvement in accounts receivable days sales outstanding at the company's Beta Raven subsidiary of more than 30 days between April 30, 1994 and 1995. The seasonal increase in inventories during the quarter was $3.8 million, compared to $4.0 million during the first quarter of the prior year. Short-term borrowings required to finance inventory growth were $1.5 million at April 30, 1995 compared to $2.0 million at April 30,1994. As a result, cash balances declined by $711,000 during the first quarter of fiscal 1996 compared to $3.3 million during the comparable period of the prior year.

RESULTS OF OPERATIONS

Sales of $27.8 million in the quarter ended April 30, 1995 remained flat when compared to the first quarter of the previous year. Growth of commercial business offset a $4.4 million decline in defense revenues. Record first quarter net income of $1.5 million or $.32 per share was up 12 percent from the comparable period last year. Improved operating income in the Electronics segment accounted for the increase.

Electronics segment sales of $10.1 million in the first quarter were up 9 percent over the comparable quarter last year despite a $1.3 million decline in defense sales. This segment experienced a 38 percent growth in agricultural flow control sales along with growth in commercial contract electronics assembly. First quarter operating income in this segment increased 50 percent compared to the first quarter of the prior year and reached $1.8 million. The company's Beta Raven subsidiary operated profitably in the first quarter of the current year and at a loss during the quarter ended April 30, 1994.

Plastics segment sales of $13.2 million were 19 percent higher than the prior year's first quarter. The higher sales were a result of increased productive capacity added during fiscal 1995. Sales of engineered films, plastic tanks and pickup truck toppers all increased. Higher operating income from the higher sales was offset by approximately $150,000 of losses at the company's utility-truck body subsidiary, which was closed during the quarter. Due to immateriality of this subsidiary, losses were included in operating income. Total operating income of $766,000 in the first quarter was essentially unchanged from the first quarter of the prior year.

Sewn products segment revenues of $4.5 million were at their seasonal low point in the first quarter. Last year's $7.5 million first quarter included $3.0 million of chemical warfare protection suit revenues, with no counterpart in fiscal 1996. The relatively low sales generated a $172,000 loss at the operating income line. The first quarter last year saw operating income of $146,000. A reduced order intake level during the first quarter as a result of the mild winter's impact on outerwear demand, indicates a year of decreased sales for this segment.

Consolidated first quarter gross profits rose 8 percent despite flat sales compared to the first quarter of the prior year. Increased sales of relatively higher margin products in the Electronics segment and operating improvements at Beta Raven accounted for improvement in the gross profit rate. First quarter selling expenses increased by 3 percent and administrative expenses were flat compared to the first quarter of the prior year. As a result of the increased gross profit rate and relatively flat expenses, first quarter operating income of $2.4 million was 17 percent higher than the comparable period last year. Interest expense increased due to higher long-term borrowings incurred to finance expansion during fiscal 1995 and higher first quarter interest rates. Other income (expense) reflects lower earnings at the company's 50% percent owned affiliate. The income tax rate of 35.5 percent used in the current year was unchanged from the first quarter of the prior year and was slightly higher than the 35.0 percent used for the full fiscal year ended January 31, 1995.



PART II-OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  (a) Exhibits Filed:  Exh. 27-Financial Data schedule (for S.E.C. only).
                     (See Part 1, page 7 for earnings per share computation)
         (b) Reports on Form 8-K:  None





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RAVEN INDUSTRIES, INC.


                                             /s/ Arnold J. Thue
                                                 Arnold J. Thue
                                                 Vice President, Treasurer
                                                 and Principal Financial Officer

Date:  June 1, 1995