Form 10-Q
period 1995-07-31
RAVEN INDUSTRIES INC
filed 1995-09-08
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    July 31, 1995

                              OR

  (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           SOUTH DAKOTA                                 46-0246171
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              205 EAST 6TH STREET
                                 P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
         (Address of principal executive offices)         (Zip code)

                                  605-336-2750
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes  _X_            No ___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                      OUTSTANDING AS OF JULY 31, 1995

Common Stock                4,736,005  shares


                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                            PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets-July 31, 1995;
     January 31, 1995 and July 31, 1994                        3

Consolidated Statements of Income-Three months and six months
     Ended July 31, 1995 and 1994                              4

Consolidated Statements of Cash Flows-
     Six Months Ended July 31, 1995 and 1994                   5

Notes to Consolidated Financial Statements                     6

Computation of Earnings Per Share                              7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                      8-9

PART II-OTHER INFORMATION                                      10



                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                             7/31/95     01/31/95    07/31/94
ASSETS
Cash ...................................     $ 1,519     $ 2,304     $    502
Accounts receivable  (less allowance
  for doubtful accounts of $383,
  $350 and $410) .......................      12,521      17,592       16,074
Inventories:
  Materials ............................      13,145      13,147       14,436
  In process ...........................       5,882       4,709        5,664
  Finished goods .......................       7,348       4,247        6,693
  Progress payments ....................           0           0           (4)
      Total inventories ................      26,375      22,103       26,789
Prepaid expenses and other
   current assets ......................         346         382          208
Deferred income taxes ..................       1,414       1,414        1,702
      Total current assets .............      42,175      43,795       45,275

Property, plant and equipment ..........      44,555      43,108       38,695
  Less: accumulated depreciation .......      25,996      24,538       23,921
      Net property, plant & equipment ..      18,559      18,570       14,774
Other assets ...........................       3,400       3,271        2,343
TOTAL ASSETS ...........................     $64,134     $65,636     $ 62,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank ....................     $     0     $     0     $  4,000
Current portion of long-term debt ......         846         907          666
Accounts payable .......................       4,299       5,435        4,875
Accrued liabilities and
  customer advances ....................       7,471       8,736        8,332
      Total current liabilities ........      12,616      15,078       17,873
Long-term debt (less current portion) ..       3,484       4,179        1,778
Deferred income taxes ..................         853         853          870

Stockholders' equity
  Common stock, $1 par value,
   authorized shares: 100,000,000;
   issued: 5,051,908; 5,050,433
   and 5,041,106 shares ................       5,052       5,050        5,041
  Paid in capital ......................         416         420          363
  Retained earnings ....................      44,047      42,390       38,801
  Less treasury stock, at cost:               49,515      47,860       44,205
       315,903 shares ..................       2,334       2,334        2,334
      Total stockholders' equity .......      47,181      45,526       41,871
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $64,134     $65,636     $ 62,392

The accompanying notes are an integral part of the financial statements.



                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                   FOR THE THREE MONTHS ENDED:       FOR THE SIX  MONTHS ENDED:
                                     7/31/95         7/31/94          7/31/95          7/31/94
Net sales ...................     $    27,253      $    26,919      $    55,040      $    54,735
Cost of goods sold ..........          22,458           21,875           44,469           44,331
  Gross profit ..............           4,795            5,044           10,571           10,404

Operating expenses
  Selling ...................           1,615            1,587            3,436            3,352
  Administrative ............           1,505            1,520            3,056            3,069
  Beta Raven charge .........               0            1,800                0            1,800
                                        3,120            4,907            6,492            8,221
Operating income ............           1,675              137            4,079            2,183

Other income (expense)
  Interest ..................            (104)             (83)            (211)            (126)
  Miscellaneous .............             161              128              244              259

Income before income taxes ..           1,732              182            4,112            2,316

Income taxes ................             615               52            1,460              810
Net income ..................     $     1,117      $       130      $     2,652      $     1,506


Average number of common and
  common-equivalent shares
  outstanding ...............       4,791,862        4,792,303        4,791,791        4,796,928


Net income per common and
  common-equivalent share ...     $      0.23      $      0.03      $      0.55      $      0.31


Cash dividends paid per share     $     0.105      $     0.090      $     0.210      $     0.180


The accompanying notes are an integral part of the financial statements.



                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)



                                                           FOR THE SIX MONTHS ENDED:
                                                             7/31/95      7/31/94
Cash flows from operating activities:
  Net income ...........................................     $ 2,652      $ 1,506
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ....................       2,179        1,834
      Provision for losses on accounts receivable ......          51           60
      Deferred income taxes ............................           0         (300)
      Equity in earnings of affiliate, net of dividends.        (103)        (115)
      (Increase) decrease in accounts receivable .......       5,020          406
      (Increase) decrease in inventories ...............      (4,272)      (4,565)
      (Increase) decrease in other current assets ......          36          217
      Increase (decrease) in operating liabilities .....      (2,401)      (2,402)
      Other ............................................         (34)          34
  Net cash provided by (used in) operating activities ..       3,128       (3,325)

Cash flows from investing activities:
  Capital expenditures .................................      (2,272)      (3,289)
  Intangible asset expenditures and other ..............         112          (21)
  Net cash used in investing activities ................      (2,160)      (3,310)

Cash flows from financing activities:
  Issuance of short-term debt ..........................       3,500        4,000
  Payment of short-term debt ...........................      (3,500)           0
  Issuance of long-term note ...........................           0           62
  Long-term debt principal payments ....................        (756)        (636)
  Proceeds from exercise of stock options ..............           7          115
  Dividends paid .......................................        (995)        (850)
  Other ................................................          (9)           0
  Net cash provided by (used in)
    financing activities ...............................      (1,753)       2,691
  Net increase (decrease) in cash and equivalents ......        (785)      (3,944)

Cash and cash equivalents at beginning of period .......       2,304        4,446
Cash and cash equivalents at end of period .............     $ 1,519      $   502


Cash paid during the period for:
    Interest ...........................................     $   214      $   132
    Income taxes .......................................     $ 2,105      $ 1,093


The accompanying notes are an integral part of the financial statements.


                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)





1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
   Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.



                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in thousands except per-share data)




                                  FOR THE THREE MONTHS ENDED:    FOR THE SIX MONTHS ENDED:
                                     7/31/95        7/31/94       7/31/95         7/31/94
Net income ...................     $    1,117     $      130     $    2,652     $    1,506

  Earnings per common share
    - Primary ................     $     0.23     $     0.03     $     0.55     $     0.31

  Earnings per common share
    - Fully diluted (1) ......     $     0.23     $     0.03     $     0.55     $     0.31


Average number of common and
 common equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ......      4,735,082      4,726,553      4,734,826      4,720,670

   Dilutive effect of exercise
     of certain stock options          56,780         65,750         56,965         76,258

   Average common shares
     - Primary ...............      4,791,862      4,792,303      4,791,791      4,796,928


  Fully diluted (1):
   Weighted average common
     shares outstanding ......      4,735,082      4,726,553      4,734,826      4,720,670

   Dilutive effect of exercise
     of certain stock options          56,780         65,750         56,965         76,258

   Average common shares
     - Fully diluted .........      4,791,862      4,792,303      4,791,791      4,796,928



(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities totaled $3.1 million over the first six months of the current fiscal year. During the comparable period of the prior fiscal year $3.3 million of cash was used. Aside from the improved net income, stronger cash flow was primarily caused by lower accounts receivable levels. Collection of past due accounts at the company's Beta Raven subsidiary and lower current year sales to Sewn Products segment customers with extended payment terms accounted for the lower accounts receivable levels. Inventories increased $4.3 million during the first-half of the current fiscal year due to the seasonal build up of Sewn Products segment inventories for shipment in the third and fourth quarters. The company had $1.5 million of cash and no short-term borrowings as of July 31, 1995. On July 31, 1994 the company had $4.0 million of seasonal borrowings.

RESULTS OF OPERATIONS

Second quarter sales of $27.3 million and six month sales of $55.0 million were up slightly from the comparable periods last year. Sales of commercial products were up $6.1 million during the first half of the current year when compared to the first half of the prior year. This increase was offset by lower defense shipments. Net income comparisons for the quarter and six month periods were impacted by a $1.8 million pre-tax charge taken at the company's Beta Raven subsidiary in the prior fiscal year. Net income increased from $130,000 or $.03 per share, for the quarter ended July 31, 1994 to $1.1 million or $.23 per share for the quarter ended July 31, 1995. For the six month period, earnings of $2.7 million, or $.55 per share, were up 76 percent compared to the comparable period last year.

Electronics segment sales of $6.7 million in the second quarter were 10 percent higher than the second quarter last year. Flow control sales accounted for the increase. Second quarter operating income of $559,000 was up 37 percent in the Electronics segment compared to the prior year second quarter after adjustment for the Beta Raven charge. The improvement was a result of relatively higher sales of agricultural flow control products which carry stronger gross profit rates. Six month sales in the Electronics segment were $16.7 million; an increase of 9 percent over the first six months of the prior year. Operating income over the same period in this segment was $2.4 million; a 53 percent increase over the six months ended July 31, 1994 after adjustment for the Beta Raven charge.

Plastics segment sales of $12.3 million in the second quarter were 8 percent higher than the second quarter of the prior year. Increased sales of industrial tanks, flexible films and pickup-truck toppers all contributed to the improvement. The profit impact of higher sales was offset by start up and training costs in the company's Arizona pickup-truck topper plant. These losses and the unfavorable impact of higher raw material costs caused second quarter operating income of $395,000 in the Plastics segment to be 51 percent lower than the second quarter of the prior year. Improved operating results are expected in upcoming quarters as raw material cost increases level off or begin to reverse and the Arizona pickup-topper plant becomes fully operational with a trained work force. Six month sales of $25.5 million in this segment were 14 percent over the first six months of the prior year. Operating income of $1.2 million was down 25 percent over the same period.

Sewn Products segment sales were depressed by the exceptionally mild winter in much of the United States and the resulting inventory carryover by our major customers. Sales of $8.3 million were down 12 percent from the second quarter of the prior year. Shipments from this segment are expected to be depressed throughout the year. Quarterly operating income of $721,000 was essentially unchanged from the second quarter last year as the impact of lower sales was offset by improved production efficiencies and expense reductions. Six month sales of $12.8 million were down 25 percent from the first six months of the prior year. Defense sales from this segment were down $3.3 million. Operating income for the six month period was $549,000; down 37 percent from the comparable period of the prior year.

Consolidated gross profits in the second quarter were down 5 percent from the year ago period due primarily to the unfavorable performance in the Plastics segment. Selling expenses were 5.9 percent of revenues in both the quarters ended July 31, 1995 and 1994. Administrative expenses were down slightly from the prior year due primarily to cost reductions at Beta Raven. Interest expense reflects higher long term debt, compared to the prior year and higher interest rates. The income tax rate of 35.5 percent used in the current year was slightly higher than the 35.0 percent used during the prior fiscal year.



PART II-OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:

The Company's annual meeting of stockholders was held on May 23, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

     Nominee               In Favor            Withheld

Tony W. Bour                3,511,361            3,966
David A. Christensen        3,514,717              610
Mark E. Griffin             3,514,505              822
Conrad J. Hoigaard          3,514,317            1,010
Kevin T. Kirby              3,513,808            1,519
Edward J. Leahy             3,511,510            3,817
John C. Skoglund            3,514,632              695

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

DATE:  SEPTEMBER 7, 1995