Form 10-Q
period 1995-10-31
RAVEN INDUSTRIES INC
filed 1995-12-01
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   (X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    October 31, 1995

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

CLASS                      OUTSTANDING AS OF OCTOBER 31, 1995

Common Stock                4,744,358 shares


                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX



                                                         PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets-October 31, 1995;
     January 31, 1995 and October 31, 1994                   3

Consolidated Statements of Income-Three months and
     nine months ended October 31, 1995 and 1994             4

Consolidated Statements of Cash Flows-
     Nine months ended October 31, 1995 and 1994             5

Notes to Consolidated Financial Statements                   6

Computation of Earnings Per Share                            7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                    8-9

PART II-OTHER INFORMATION                                   10




                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                           10/31/95   01/31/95   10/31/94
ASSETS
Cash ...................................................................   $  2,041    $ 2,304   $ 1,756
Accounts receivable,  less allowance for
  doubtful accounts of $375, $350 and $338 .............................     19,820     17,592    19,669
Inventories:
  Materials ............................................................     12,917     13,147    13,888
  In process ...........................................................      6,249      4,709     5,303
  Finished goods .......................................................      4,665      4,247     3,503
  Progress payments ....................................................       (495)         0         0
      Total inventories ................................................     23,336     22,103    22,694
Prepaid expenses and other current assets ..............................        413        382       310
Deferred income taxes ..................................................      1,414      1,414     1,702
      Total current assets .............................................     47,024     43,795    46,131

Property, plant and equipment ..........................................     44,804     43,108    40,906
  Less: accumulated depreciation .......................................     26,613     24,538    24,726
      Net property, plant & equipment ..................................     18,191     18,570    16,180
Other assets ...........................................................      3,423      3,271     2,416
Total assets ...........................................................   $ 68,638    $65,636   $64,727



LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank ....................................................   $      0    $     0   $ 3,000
Current portion of long-term debt ......................................        446        907       660
Accounts payable .......................................................      6,166      5,435     4,778
Accrued liabilities and customer advances ..............................      9,184      8,736     9,778
      Total current liabilities ........................................     15,796     15,078    18,216
Long-term debt, less current portion ...................................      3,417      4,179     1,738
Deferred income taxes ..................................................        853        853       870

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued:5,060,261; 5,050,433 and 5,046,299 shares ....................      5,060      5,050     5,046
  Paid in capital ......................................................        396        420       367
  Retained earnings ....................................................     45,450     42,390    40,824
                                                                             50,906     47,860    46,237
  Less treasury stock, at cost:
       315,903 shares ..................................................      2,334      2,334     2,334
      Total stockholders' equity .......................................     48,572     45,526    43,903
Total liabilities & stockholders' equity ...............................   $ 68,638    $65,636   $64,727


The accompanying notes are an integral part of the financial statements





                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                      FOR THE THREE                 FOR THE NINE
                                       MONTHS ENDED:                 MONTHS ENDED:
                                  10/31/95      10/31/94       10/31/95        10/31/94
Net sales ...................   $    35,560    $    35,890    $    90,600    $    90,625
Cost of goods sold ..........        29,160         28,690         73,629         73,021

  Gross profit ..............         6,400          7,200         16,971         17,604

Operating expenses
  Selling ...................         1,818          1,838          5,254          5,190
  Administrative ............         1,467          1,482          4,523          4,551
  Beta Raven charge .........                                                      1,800
                                      3,285          3,320          9,777         11,541

Operating income ............         3,115          3,880          7,194          6,063

Other income (expense)
  Interest ..................           (86)          (117)          (297)          (243)
  Miscellaneous .............            28            114            272            373

Income before income taxes ..         3,057          3,877          7,169          6,193

Income taxes ................         1,085          1,358          2,545          2,168
Net income ..................   $     1,972    $     2,519    $     4,624    $     4,025


Average number of common and
  common-equivalent shares
  outstanding ...............     4,785,738      4,784,643      4,790,345      4,792,833


Net income per common and
  common-equivalent share ...   $      0.41    $      0.53    $      0.97    $      0.84


Cash dividends paid per share   $     0.120    $     0.105    $     0.330    $     0.285



The accompanying notes are an integral part of the financial statements.


                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                            FOR  THE NINE
                                                             MONTHS ENDED:
                                                         10/31/95   10/31/94
Cash flows from operating activities:
  Net income ..........................................   $ 4,624    $ 4,025
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................     3,355      2,746
      Provision for losses on accounts receivable .....       104        131
      Deferred income taxes ...........................         0       (300)
      Equity in earnings of affiliate, net of dividends      (153)      (190)
      (Increase) decrease in accounts receivable ......    (2,332)    (3,260)
      (Increase) decrease in inventories ..............    (1,233)      (470)
      (Increase) decrease in other current assets .....       (31)       115
      Increase (decrease) in operating liabilities ....     1,179     (1,053)
      Other ...........................................       (18)        48
  Net cash provided by (used in) operating activities .     5,495      1,792

Cash flows from investing activities:
  Capital expenditures ................................    (3,078)    (5,611)
  Intangible asset expenditures and other .............       121        (29)
  Net cash used in investing activities ...............    (2,957)    (5,640)

Cash flows from financing activities:
  Issuance of short-term debt .........................     4,500      5,000
  Payment of short-term debt ..........................    (4,500)    (2,000)
  Issuance of long-term note ..........................         0         62
  Long-term debt principal payments ...................    (1,223)      (682)
  Proceeds from exercise of stock options .............        49        124
  Dividends paid ......................................    (1,564)    (1,346)
  Other ...............................................       (63)         0
  Net cash provided by (used in)
    financing activities ..............................    (2,801)     1,158
  Net increase (decrease) in cash and equivalents .....      (263)    (2,690)

Cash and cash equivalents at beginning of period ......     2,304      4,446
Cash and cash equivalents at end of period ............    $2,041    $ 1,756


Cash paid during the period for:
    Interest ..........................................   $   317    $   254
    Income taxes ......................................   $ 2,725    $ 1,335


The accompanying notes are an integral part of the financial statements.


                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1995.


                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in thousands except per-share data)



                                           FOR THE THREE             FOR THE NINE
                                            MONTHS ENDED:            MONTHS ENDED:
                                       10/31/95     10/31/94     10/31/95     10/31/94
Net income ........................   $    1,972   $    2,519   $    4,624   $    4,025

  Earnings per common share
    - Primary .....................   $     0.41   $     0.53   $     0.97   $     0.84

  Earnings per common share
    - Fully diluted (1) ...........   $     0.41   $     0.53   $     0.97   $     0.84


Average number of common and common
    equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ...........    4,741,231    4,729,134    4,737,627    4,723,491

   Dilutive effect of exercise
     of certain stock options .....       44,507       55,509       52,718       69,342

   Average common shares
     - Primary ....................    4,785,738    4,784,643    4,790,345    4,792,833


  Fully diluted (1):
   Weighted average common
     shares outstanding ...........    4,741,231    4,729,134    4,737,627    4,723,491

   Dilutive effect of exercise
     of certain stock options .....       44,507       58,898       52,718       69,342

   Average common shares
     - Fully diluted ..............    4,785,738    4,788,032    4,790,345    4,792,833



(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.



                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Net cash provided by operating activities totaled $5.5 million for the nine months ended October 31, 1995, an increase of $3.7 million over the nine months ended October 31, 1994. Higher earnings, increased depreciation, and amortization, and the timing of disbursements accounted for much of the increase. Expenditures for fixed assets declined from $5.6 million for the first nine months last year to $3.1 million during the current year, further improving the company's cash position. The company had $2.0 million of cash and no notes payable at October 31, 1995, compared to $1.8 million of cash and $3.0 million of notes payable at October 31, 1994.

RESULTS OF OPERATIONS

Third quarter sales of $35.6 million were slightly less than the $35.9 million of third quarter sales in the prior year. Net income of $2.0 million ($.41 per share) in the third quarter was 22 percent less than the $2.5 million ($.53 per share) reported one year ago. The decline in net income from the prior year third quarter was primarily a result of the company's conversion from defense to commercial revenues, slower sales of sewn products and start up costs at the company's pickup truck topper plant in Arizona. Net sales for the nine months ended October 31, 1995 were $90.6 million, approximately the same level as the first nine months of the prior fiscal year. Net income of $4.6 million ($.97 per share) was 15 percent higher than the first nine months of the prior fiscal year. The second quarter of the prior period included a $1.8 million pre-tax charge at the company's Beta Raven subsidiary.

Electronics segment sales of $6.9 million in the third quarter were 18 percent lower than the prior year. Increased sales of agricultural electronics were offset by sharply lower defense shipments. Foreign and domestic military shipments totaling $3.5 million shipped during the third quarter of the prior year. These shipments carried strong margins and had no counterpart in the quarter ended October 31, 1995. Third quarter operating income of $511,000 was down 64 percent from the third quarter of the prior fiscal year. Nine month sales of $23.6 million were essentially unchanged from the first nine months of the prior year. Operating income over the same period was $2.9 million; down 3 percent from the nine months ended October 31, 1994 after adjustment for the Beta Raven charge.

Plastics segment sales of $15.4 million in the third quarter were up 20 percent from the third quarter of the prior year. Increased sales of flexible films, due partially to demand for plastic film in response to the severe hurricane season, and higher sales of plastic tanks accounted for the increase. Operating income of $1.3 million in the third quarter was up 46 percent from the prior year's third quarter. The profit impact of the higher sales was partially offset by start-up costs in the company's Arizona pickup-truck topper plant. Nine month sales of $41.0 million were 16 percent higher than the first nine months of the prior year. Nine month operating income of $2.5 million was essentially unchanged from the prior year as the losses in Arizona and the unfavorable impact of higher raw material costs offset the impact of higher sales during the first two quarters of the fiscal year.

Sewn Products segment sales continued to be depressed by last year's exceptionally mild winter in much of the United States and the resulting inventory carryover by our major customers. Sales of $13.3 million were down 10 percent from the third quarter of the prior year. Operating income for the quarter was $1.3 million; down 16 percent from the comparable quarter last year. Nine month sales of $26.0 million and operating income of $1.9 million were down 18 and 24 percent, respectively from the first nine months of the prior year. Nine month defense sales in this segment were down $3.3 million over the first nine months of the prior year.

Consolidated gross profits in the third quarter were down 11 percent and the gross margin rate dropped from 20 percent in the third quarter of the prior fiscal year to 18 percent in the current period. This drop was due primarily to the lower profitability in the Electronics segment. Selling, administrative and other expenses were essentially unchanged from the prior year. The income tax rate of 35.5 percent used in the current year was slightly higher than the 35.0 percent used during the prior fiscal year.


PART II-OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

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

DATE:  NOVEMBER 29, 1995