Form 10-K
period 1996-01-31
RAVEN INDUSTRIES INC
filed 1996-04-17
CIK 82166

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file number 0-3136

                             RAVEN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        South Dakota                                      46-0246171
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

               205 E. 6th Street, Sioux Falls, South Dakota 57117
                    (Address of principal offices)(Zip Code)

Registrant's telephone number, including area code    (605) 336-2750

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
          Title of each class                    which registered
       Common stock, $1 par value          NASDAQ National Market System


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
                                                             Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $16.375 per share as reported on the NASDAQ National Market System on April 15, 1996 was $68,726,399.

Shares of common stock outstanding at April 15, 1996: 4,716,076.


                       DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant's Annual Report to Shareholders for the year ended January 31, 1996 and Proxy Statement for registrant's 1996 annual meeting, a definitive copy of which is to be filed on April 17, 1996. All such information set forth under the heading "Reference" herein below is incorporated herein by reference. A copy of the registrant's Annual Report to Shareholders for the year ended January 31, 1996 is included in this report.


PART I.      ITEM IN FORM 10-K               REFERENCE

Item 1.   Business                           Business, pages 4-7, this
                                             document and Business
                                             Segments, page 12,
                                             Annual Report to Share
                                             holders

Item 2.   Properties                         Properties, pages 8-9, this
                                             document

Item 3.   Pending Legal                      Pending Legal Proceedings,
          Proceedings                        page 9, this document

Item 4.   Submission of Matters              Submission of Matters to a
          to a Vote of                       Vote of Security
          Security Holders                   Holders, page 9, this
                                             document

PART II.

Item 5.   Market for the Regis-             Quarterly Summary, page 21,
          trant's Common                    Eleven-year Financial
          Equity and Related                Summary, pages 14-15,
          Stockholder Matters               and inside back cover,
                                            Annual Report to
                                            Shareholders

Item 6.   Selected Financial Data           Eleven-Year Financial
                                            Summary, pages 14-15,
                                            Annual Report to
                                            Shareholders

Item 7.   Management's Discussion           Financial Review and
          and Analysis of                   Analysis, pages 16-20,
          Financial Condition               Annual Report to Share
          and Results of                    holders
          Operations

Item 8.   Financial Statements and          Annual Report to Share-
          Supplementary Data                holders, pages 22-31

Item 9.   Changes in and Disagree-          Changes in and Disagree-
          ments with Account-               ments with Accountants
          ants on Accounting                on Accounting and
          and Financial                     Financial Disclosure,
          Disclosure                        page 10, this document


PART III.     ITEM IN FORM 10-K             REFERENCE

Item 10.  Directors of the Regis-           Election of Directors and
          trant                             Executive Compensation,
                                            Proxy Statement

          Executive Officers of             Executive Officers of
          the Registrant                    Registrant, page 10,
                                            this document and other
                                            matters, Proxy
                                            Statement

Item 11.  Executive Compensation            Executive Compensation,
                                            Proxy Statement

Item 12.  Voting Securities and             Ownership of Common Stock,
          Principal Holders                 Proxy Statement
          Thereof

Item 13.  Certain Relationships             Election of Directors,
          and Related                       Proxy Statement
          Transactions


PART IV.

Item 14.  Exhibits, Financial               Exhibits, Financial
          Statement Schedule                Statement Schedule
          and Reports on Form               and Reports on Form
          8-K.                              8-K, pages 10-12,
                                            this document.



                             RAVEN INDUSTRIES, INC.

                                    FORM 10-K

                           year ended January 31, 1996



Item 1.  Business

General

         Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report. Raven is headquartered in Sioux Falls, South Dakota, employing approximately 1,400 persons in seven states.

         The company began operations as a manufacturer of high altitude research balloons. It has diversified over the years to supply specialized products for a number of markets, including industrial, recreation, agriculture, automotive and defense. Many of these product lines are an extension of technology and production methods developed in the original balloon business. The automotive product lines were added via acquisition in fiscal 1987.

         The company has three business segments: Electronics, Plastics and Sewn Products. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, the product markets identified above may be served by more than one business segment. Page 12 in the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the three business segments.

Business Segments

         Electronics - Historically, this segment has provided a wide variety of assemblies and controls to the U.S. Department of Defense and other defense contractors. The company is expanding this segment's capabilities in contract electronics assembly for commercial customers to offset a continuing decline in defense contracts. Assemblies manufactured by the Electronics segment include communication, computer and other products where high quality is critical. Flow control devices, used primarily for precision farming applications, are designed and produced within this business segment. These devices are also used for roadside and turf spraying. Management believes that acquisition of new technologies for height and depth control will expand the company's capabilities to support precision farming in future years. The segment also builds and installs automated control systems for use in feedmills and bakery plants.

         Defense and other contract electronics assembly sales are made in response to competitive bid requests by defense agencies or other contractors. The level and nature of competition varies with the type of product, but the company frequently competes with a number of assembly manufacturers on any given bid request. Flow control devices are mainly sold directly by home office personnel to original equipment manufacturers (OEMs) and distributors. Company sales representatives sell automated systems directly to feedmills and bakeries. Considerable competition exists for feedmill business while the bakery systems business is relatively new, with no established market.

         Plastics - Segment products include heavy-duty sheeting for a number of markets; fiberglass and polyethylene tanks for industrial and agricultural use; high altitude balloons for public and commercial research and pickup-truck toppers sold in the small truck aftermarket. Plastic sheeting is used as a protective covering in construction, industrial and oilfield operations and agriculture.

         The company sells plastic sheeting to distributors in each of the various markets it serves. There are several suppliers of sheeting in the U.S., competing on both price and product availability. The company believes it is one of the largest sheeting converters. The company extrudes all of the films used for producing high altitude balloons and a significant portion of the film converted for other commercial uses. Storage tanks are sold both by home office personnel and manufacturer's representatives, to OEMs and through distributors. Competition comes not only from many other plastic tank manufacturers, but also from manufacturers using other materials (aluminum and steel). The company makes a number of custom fiberglass products, but polyethylene tanks tend to be commodity products and subject to intense price competition.

         Research balloons are sold directly to public agencies (usually funded by NASA) or commercial users. Demand is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States. Pickup-truck toppers are sold throughout the U.S. through a dealer network. The overall market for toppers, which declined in the late 1980's and early 1990's as alternatives to pickups with toppers, primarily minivans and sport utility vehicles increased in popularity, has recovered due to strong sales of pickup trucks. The number of topper manufacturers has fallen but is still substantial.

         Sewn Products - This segment produces and sells outerwear for a wide variety of recreational activities, including skiing, hunting and fishing. The U.S. Department of Defense has also been a major customer of this segment, purchasing decelerator devices and clothing, such as extreme-cold weather uniforms and chemical protective suits. Military sales in this segment declined significantly in fiscal 1995 and 1996 as the Company shifted its production capacity to commercial products. The segment also manufactures sport balloons principally for recreational use. Another major product is large inflatable devices, which enjoy a number of uses, such as parade floats and advertising media.

         Recreational outerwear is sold both to retailers through an independent sales representative network, and by home office personnel to catalog retailers. There are numerous outerwear manufacturers in the U.S. and abroad and considerable competition exists. The company competes successfully in the medium-to-higher priced range of the market where specialty fabrics such as GoreTex (R) are involved, emphasizing quality, service and manufacturing expertise.

         The segment sells balloons through a dealer network. Raven is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. The company believes it has approximately 40 percent of the U.S. hot-air balloon market, although others are able to compete with lower-cost products. Inflatables are sold direct to corporate customers and are subject to varying levels of competition, generally, the more customized the product, the greater the company's market share.

Major Customer Information

         No customer accounted for more than 10 percent of consolidated sales in fiscal 1996. However, the company sells sewn products to several large customers. In fiscal 1996, the top five customers in the Sewn Products segment accounted for more than 60 percent of sales in that segment. Although the loss of these accounts would adversely affect profitability, the company believes that, over the long term, addition of new customers and sales growth from existing customers would replace any lost sales.

Seasonality/Working Capital Requirements

         Some seasonality in demand exists for the company's outerwear products, many of which are built in spring/summer for summer/fall delivery. The majority of these sales carry net 30 day terms, although some winter-dated terms are available. Sales to the agricultural market (flow controls, plastic tanks) also experience some seasonality, building in the fall for winter/spring delivery. Some plastics and flow controls sales offer extended dating terms as well. The resulting fluctuations in inventory and accounts receivable balances may require and have required seasonal short-term financing.

Raw Materials

         The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronics segment; various plastic resins for the Plastics segment; and fabric for the Sewn Products segment. The company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, it is impossible to predict future material shortages and their impact on Raven.

Patents

         The company owns a number of patents. However, Raven does not believe that its business as a whole is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.

Research and Development

         The industry segments noted above conduct ongoing research and development efforts. The majority of the company's research and development expenditures are directed towards new products in the Electronics and Plastics segments. Total company research and development costs are disclosed in Note 1 to the consolidated financial statements located on page 25 of the Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

         Raven believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past and anticipated in the future have not materially affected capital expenditures, earnings or competitive position.

Backlog

         As of February 1, 1996, the company's backlog of firm orders totaled $32.5 million. Comparable backlog amounts as of February 1, 1995 and 1994 were $29.7 million and $36.4 million, respectively.


Item 2.  Properties

Location                                   General Character                                          Ownership
205 E. 6th Street                          150,000 square feet, 6 stories, corporate offices          In Fee
Sioux Falls, South Dakota                  and manufacturing facility for electronics and
                                           sewn products

12 acres of land with buildings,           (1)      59,120 square feet, building for research         In Fee
located at Airbase, Sioux Falls,                    and hot-air balloon manufacturing
South Dakota
                                           (2)      73,400 square feet, building for manufac-         In Fee
                                                    ture and storage of plastic tank products

                                           (3)      10,080 square feet, machine shop                  In Fee


10 acres of land with buildings,           (1)      31,392 square feet, building for plastic          In Fee
located at Airbase, Sioux Falls,                    tank manufacturing plus offices
South Dakota
                                           (2)      52,500 square feet, building for extrusion        In Fee
                                                    and manufacturing of plastic sheeting

                                           (3)      20,450 square feet, building for inflatable       In Fee
                                                    manufacturing

200 E. 6th Street                          29,000 square feet, offices and sewing facility            In Fee*
Sioux Falls, South Dakota

196 E. 6th Street                          68,000 square feet, sewn products warehouse                In Fee
Sioux Falls, South Dakota                  building

100 E. 6th Street                          6,200 square feet, training/meeting center                 In Fee
Sioux Falls, South Dakota

Dunnell, Minnesota                         83,800 square feet, three buildings, for pickup            In Fee
                                           topper offices, manufacturing plant and truck
                                           maintenance shop

Eloy, Arizona                              51,600 square feet, pickup truck topper                    In Fee
                                           manufacturing plant

St. Louis, Missouri                        21,000 square feet, electronic control systems             In Fee**
                                           sales and manufacturing plant

Albertville, Alabama                       39,000 square feet, plastic tank manufacturing             In Fee
                                           plant

Gordo, Alabama                             21,000 square feet, feed and bakery mixing                 Leased,
                                           and weighing device manufacturing                          Short-
                                                                                                      term

Springfield, Ohio                          22,500 square feet, reinforced plastic sheeting            Leased,
                                           sales and manufacturing plant                              Short-
                                                                                                      term

5 acres of land located at                 Construction site for 30,000 square feet reinforced        In Fee
Springfield, Ohio                          plastic sheeting manufacturing plant to be completed
                                           in 1997.

Washington Court House, Ohio               22,000 square feet, plastic tank manufacturing plant       In Fee*
                                           plus 3,150 square feet sheltered outside storage

6.95 acres of land located at              Undeveloped land adjacent to other Company                 In Fee
Airbase, Sioux Falls, South Dakota         property

Beresford, South Dakota                    20,000 square feet, sewing plant                           Leased,
                                                                                                      Short-
                                                                                                      term

Huron, South Dakota                        24,100 square feet, sewing plant                           In Fee*

Parkston, South Dakota                     14,000 square feet, sewing plant                           In Fee

Salem, South Dakota                        15,000 square feet, sewing plant                           In Fee

DeSmet, South Dakota                       15,000 square feet, sewing plant                           In Fee

Madison, South Dakota                      20,000 square feet, sewing plant                           In Fee*



*Subject to repayment of mortgage

**Subject to repayment of Industrial
Revenue Bonds

The company believes that its properties are in good condition and are adequate for the present needs of its business.


Item 3.  Pending Legal Proceedings

There are no pending legal proceedings wherein the claim for damages exceeds 10% of the registrant's current assets.


Item 4.  Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter to a vote of security holders.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None


Item 10. Executive Officers of the Registrant

       Name               Age    Position                  Period Served

David A. Christensen       61    President and Chief     April 1971 to present
                                 Executive Officer

Gary L. Conradi            56    Vice President,         January 1980 to present
                                 Corporate Services

Ronald M. Moquist          50    Executive Vice          January 1979 to present
                                 President


Arnold J. Thue             57    Vice President,         January 1980 to present
                                 Finance,Secretary
                                 and Treasurer

Each of the above named individuals serves at the pleasure of the Board of Directors. Each serves on a year-to-year basis.


Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a)      Consolidated Financial Statements and Schedule

                  1. Incorporated by reference from the attached 1996 Annual Report to Shareholders:

                           Consolidated Balance Sheets
                           Consolidated Statements of Income
                           Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements
                           Report of Independent Accountants

                  2.       Included in Part II:
                           Report of Independent Accountants on Financial
                               Statement Schedule
                           Schedule II - Valuation and Qualifying Accounts

                  The following schedules are omitted for the reason that they are not applicable or are not required: I, III and IV.

         (b)      Reports on Form 8-K

                  There were no reports filed on Form 8-K during the fourth quarter ended January 31, 1996.

         (c)      Exhibits filed

                Exhibit
                 Number           Description

                  3(a) Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

                  3(b)     By-Laws of Raven Industries, Inc.*

                  3(c) Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the by-laws of Raven Industries, Inc.*

                  4(a) Rights Agreement dated as of March 16, 1989 between Raven Industries, Inc. and Norwest Bank Minnesota, National Association (incorporated by reference to Exhibit 1 to the Company's Report on Form 8-K dated March 16, 1989).

                  10(a) Change in Control Agreement between Raven Industries, Inc. and David A. Christensen dated as of March 17, 1989.*

                  10(b) Change in Control Agreement between Raven Industries, Inc. and Gary L. Conradi dated as of March 17, 1989.*

                  10(c) Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

                  10(d) Change in Control Agreement between Raven Industries, Inc. and Arnold J. Thue dated as of March 17, 1989.*

                  10(f) The Raven Industries, Inc. Health and Survivor Benefit Plan.*

                  10(g) The Raven Industries, Inc. Post-Retirement Health and Survivor Benefit Plan.*

                  10(h) Deferred Compensation Plan between Raven Industries, Inc. and David A. Christensen dated as of June 1, 1986.*

                  10(i) Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989.*

                  10(n)    Form of Incentive Stock Option Agreements.*

                  10(o)    Form of Nonqualified Stock Option Agreements.*

                  10(p) Form of Amendment Agreement relating to outstanding Incentive Stock Options.*

                  10(q) Raven Industries, Inc. 1990 Stock Option Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed April 25, 1990).

                  11       Detailed Computation of Earnings per Share.

                  13 1996 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

                  21       Subsidiaries of the Registrant.

                  23       Consent of Independent Accountants.

                  27       Financial Data Schedule (for S.E.C. only).

                  * Incorporated by reference to corresponding Exhibit Number of the Company's Form 10-K for the year ended January 31, 1989.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             RAVEN INDUSTRIES, INC.
                                             (Registrant)


April 17, 1996                               By:  /S/ David A. Christensen
    Date                                          David A. Christensen
                                                  President (Principal Executive
                                                  Officer and Director)


                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 17, 1996                               By:  /S/ David A. Christensen
    Date                                          David A. Christensen
                                                  President (Principal Executive
                                                  Officer and Director)



April 17, 1996                                    /S/ Arnold J. Thue
    Date                                          Arnold J. Thue
                                                  Vice President, Finance,
                                                  Secretary and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                                                  Directors:

April 17, 1996                                    /S/ Conrad J. Hoigaard
    Date                                          Conrad J. Hoigaard

April 17, 1996                                    /S/ John C. Skoglund
    Date                                          John C. Skoglund

April 17, 1996                                    /S/ Mark E. Griffin
    Date                                          Mark E. Griffin

April 17, 1996                                    /S/ Kevin T. Kirby
    Date                                          Kevin T. Kirby

April 17, 1996                                    /S/ Anthony W. Bour
    Date                                          Anthony W. Bour





                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Raven Industries, Inc.:

         Our report on the consolidated financial statements of Raven Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 32 of the 1996 Annual Report to Shareholders of Raven Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.(a)2. on page 10 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                          COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
March 7, 1996



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               for the years ended January 31, 1996, 1995 and 1994

                             (Dollars in thousands)

         Column A                              Column B               Column C                Column D        Column E
         --------                             ----------      ------------------------       -----------      --------
                                                                     Additions
                                                              ------------------------
                                              Balance at      Charged to     Charged to      Deductions
                                              Beginning       Costs and        Other           From           Balance at
       Description                             of Year        Expenses        Accounts       Reserves(1)      End of Year
Deducted in the balance sheet
    from the asset to which it
    applies:
  Allowance for doubtful
      accounts:
    Year ended January 31, 1996                  $350            $ 68           None              $ 78            $340
                                                 ====            ====                             ====            ====

    Year ended January 31, 1995                  $350            $135           None              $135            $350
                                                 ====            ====                             ====            ====

    Year ended January 31, 1994                  $335            $180           None              $165            $350
                                                 ====            ====                             ====            ====


Note:

(1) Represents uncollectible accounts receivable written off during the year, net of recoveries.