Form 10-Q
period 1996-04-30
RAVEN INDUSTRIES INC
filed 1996-06-03
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:    April 30, 1996

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

      CLASS                             OUTSTANDING AS OF APRIL 30, 1996
   Common Stock                                  4,716,502 shares





                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets-April 30, 1996;
     January 31, 1996 and April 30, 1995                                3

Consolidated Statements of Income-Three months
     ended April 30, 1996 and 1995                                      4

Consolidated Statements of Cash Flows-
     Three months ended April 30, 1996 and 1995                         5

Notes to Consolidated Financial Statements                              6

Computation of Earnings Per Share                                       7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                              8-9

PART II-OTHER INFORMATION                                              10





                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                    4/30/96    01/31/96    4/30/95
                                                   --------    --------    --------
ASSETS
Cash and cash equivalents ......................   $  1,789    $  3,804    $  1,593
Accounts receivable, less allowance for
  doubtful accounts of $340, $340 and $387 .....     18,556      16,002      15,511
Inventories:
  Materials ....................................     14,494      13,317      14,379
  In process ...................................      5,319       5,605       5,268
  Finished goods ...............................      5,829       5,236       6,220
  Progress payments ............................        (33)       (261)          0
                                                   --------    --------    --------
      Total inventories ........................     25,609      23,897      25,867
Prepaid expenses and other current assets ......        333         413         397
Deferred income taxes ..........................      1,579       1,579       1,414
                                                   --------    --------    --------
      Total current assets .....................     47,866      45,695      44,782
                                                   --------    --------    --------

Property, plant and equipment ..................     46,188      45,020      44,413
  Less: accumulated depreciation ...............     27,934      26,951      25,469
                                                   --------    --------    --------
      Net property, plant & equipment ..........     18,254      18,069      18,944
Other assets ...................................      3,752       3,789       3,225
                                                   --------    --------    --------
TOTAL ASSETS ...................................   $ 69,872    $ 67,553    $ 66,951
                                                   ========    ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank ............................   $      0    $      0    $  1,500
Current portion of long-term debt ..............        813         813         846
Accounts payable ...............................      5,911       4,651       5,229
Accrued liabilities and customer advances ......      9,189       9,307       8,413
                                                   --------    --------    --------
      Total current liabilities ................     15,913      14,771      15,988
Long-term debt, less current portion ...........      2,746       2,816       3,547
Deferred income taxes ..........................        815         815         853

Stockholders' equity
  Common stock, $1 par value, authorized shares:
   100,000,000; issued: 5,068,905; 5,068,379 and
   5,051,673 shares ............................      5,069       5,068       5,052
  Paid in capital ..............................        540         536         418
  Retained earnings ............................     47,699      46,457      43,427
                                                   --------    --------    --------
                                                     53,308      52,061      48,897
  Less treasury stock, at cost:
      352,403; 352,403 and 315,903 shares ......      2,910       2,910       2,334
                                                   --------    --------    --------
      Total stockholders' equity ...............     50,398      49,151      46,563
                                                   --------    --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 69,872    $ 67,553    $ 66,951
                                                   ========    ========    ========


The accompanying notes are an integral part of the financial statements.




                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                       FOR THE THREE
                                       MONTHS ENDED:
                                --------------------------
                                  4/30/96        4/30/95
                                -----------    -----------

Net sales ...................   $    30,875    $    27,787
Cost of goods sold ..........        24,789         22,011
                                -----------    -----------

  Gross profit ..............         6,086          5,776
                                -----------    -----------

Operating expenses
  Selling ...................         1,754          1,821
  Administrative ............         1,506          1,551
                                -----------    -----------
                                      3,260          3,372
                                -----------    -----------

Operating income ............         2,826          2,404
                                -----------    -----------

Other income (expense)
  Interest ..................           (69)          (107)
  Miscellaneous .............            40             83
                                -----------    -----------

Income before income taxes ..         2,797          2,380

Income taxes ................           989            845
                                -----------    -----------
Net income ..................   $     1,808    $     1,535
                                ===========    ===========


Average number of common and
  common-equivalent shares
  outstanding ...............     4,744,685      4,787,037
                                ===========    ===========


Net income per common and
  common-equivalent share ...   $      0.38    $      0.32
                                ===========    ===========


Cash dividends paid per share   $     0.120    $     0.105
                                ===========    ===========



The accompanying notes are an integral part of the financial statements.




                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                             FOR THE THREE
                                                             MONTHS ENDED:
                                                          ------------------
                                                          4/30/96    4/30/95
                                                          -------    -------
Cash flows from operating activities:
  Net income ..........................................   $ 1,808    $ 1,535
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................     1,182      1,080
      Provision for losses on accounts receivable .....        36         41
      Equity in earnings of affiliate, net of dividends         0        (50)
      (Increase) decrease in accounts receivable ......    (2,590)     2,040
      (Increase) decrease in inventories ..............    (1,712)    (3,764)
      (Increase) decrease in other current assets .....        80        (15)
      Increase (decrease) in operating liabilities ....     1,142       (529)
      Other ...........................................        (3)        92
                                                          -------    -------
  Net cash provided by (used in) operating activities .       (57)       430

Cash flows from investing activities:
  Capital expenditures ................................    (1,322)    (1,510)
  Intangible asset expenditures and other .............        (5)        60
                                                          -------    -------
  Net cash used in investing activities ...............    (1,327)    (1,450)

Cash flows from financing activities:
  Issuance of short-term debt .........................         0      3,000
  Payment of short-term debt ..........................         0     (1,500)
  Long-term debt principal payments ...................       (70)      (693)
  Proceeds from exercise of stock options .............         5          0
  Dividends paid ......................................      (566)      (498)
                                                          -------    -------
  Net cash provided by (used in)
    financing activities ..............................      (631)       309
                                                          -------    -------
  Net increase (decrease) in cash and equivalents .....    (2,015)      (711)

Cash and cash equivalents at beginning of period ......     3,804      2,304
                                                          -------    -------
Cash and cash equivalents at end of period ............   $ 1,789    $ 1,593
                                                          =======    =======


Cash paid during the period for:
    Interest ..........................................   $    74    $   120
    Income taxes ......................................   $    35    $   362


The accompanying notes are an integral part of the financial statements.





                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.



                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in thousands except per-share data)



                                                              FOR THE THREE
                                                              MONTHS ENDED:
                                                         -----------------------
                                                           4/30/96     4/30/95
                                                         ----------   ----------



Net income ...........................................   $    1,808   $    1,535

  Earnings per common share
    - Primary ........................................   $     0.38   $     0.32
                                                         ==========   ==========

  Earnings per common share
    - Fully diluted (1) ..............................   $     0.38   $     0.32
                                                         ==========   ==========


Average number of common and common equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ..............................    4,716,185    4,734,570

   Dilutive effect of exercise
     of certain stock options ........................       28,500       52,467
                                                         ----------   ----------

   Average common shares
     - Primary .......................................    4,744,685    4,787,037
                                                         ==========   ==========


  Fully diluted (1):
   Weighted average common
     shares outstanding ..............................    4,716,185    4,734,570

   Dilutive effect of exercise
     of certain stock options ........................       28,500       55,098
                                                         ----------   ----------

   Average common shares
     - Fully diluted .................................    4,744,685    4,789,668
                                                         ==========   ==========



(1) This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.




                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company had no short-term borrowings at April 30, 1996 compared to $1.5 million at April 30, 1995. Cash balances increased to $1.8 million from $1.6 million over the same period. Strong operating cash flow during the twelve months ended April 30, 1996 accounted for much of the improvement in cash and short-term borrowings. Cash used in operations during the first quarter ended April 30, 1996 was $57,000 and compared to $430,000 cash provided in the first quarter of the prior year. The company's seasonal growth in Sewn Products inventories normally requires cash in the first quarter. In the first quarter of the prior fiscal year collection of past due accounts receivable balances at the company's Beta Raven subsidiary offset this growth. Accounts Receivable balances were $18.6 million at April 30, 1996, and $15.5 million one year earlier; the higher balance was due to the timing of sales during the quarter and increased sales levels in the Electronics segment.

RESULTS OF OPERATIONS

First quarter sales and net income records were set in the quarter ended April 30, 1996. Sales of $30.9 million were up 11 percent compared to the first quarter of the previous year. First quarter net income of $1.8 million was 18 percent higher than the comparable period last year. Earnings per share of $.38 was up 19 percent. Sales increased in every business segment and operating income improved in the Plastics and Sewn Products segments.

Electronics segment sales of $12.0 million in the first quarter were up 19 percent over the first quarter of the prior year. Increases of over 50 percent in contract electronics assembly and 13 percent in agricultural electronics for precision farming were partially offset by lower revenues from bakery and feedmill installations. Operating income for this segment in the first quarter was $1.8 million; down 2 percent from the quarter ended April 30, 1995. Start-up costs related to new commercial ventures offset the profit impact of higher sales in this segment.

Plastics segment sales were $14.0 million in the quarter ended April 30, 1996; 6 percent higher than the first quarter of the prior year. Sales of plastic sheeting, pickup-truck toppers and research balloons increased, while sales of agricultural plastic tanks declined. The quarter ended April 30, 1995 included approximately $150,000 of losses from the closing of the company's utility-truck body subsidiary. Elimination of these losses combined with reduced pressure on raw material costs helped to improve profitability. Operating income for this segment was $973,000 for the quarter ended April 30, 1996; an increase of 25 percent. Operations at the company's pickup-truck topper plant in Arizona (which became fully operational in the second quarter of the prior fiscal year) improved when compared to the immediately preceding quarter ended January 31, 1996.

Sewn products segment sales of $4.9 million in the first quarter were at their seasonal low point and were 9 percent higher than the first quarter of the prior year. Production efficiencies combined with higher sales generated operating income of $85,000; a $257,000 improvement over the first quarter of the prior year.

Consolidated gross profits were 5 percent higher than the first quarter of the prior year. The gross profit rate decline from 21 percent of sales to 20 percent was due primarily to startup costs in the Electronics segment. Selling and administrative expenses were down 3 percent from the prior first quarter due to the impact of cost controls and closure of the utility-truck body subsidiary. As a result of the higher sales and lower expenses, operating income of $2.8 million and net income of $1.8 million in the quarter ended April 30, 1996 increased by 18 percent compared to the first quarter of the prior year.




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


                                              RAVEN INDUSTRIES, INC.


                                              /s/ Arnold J. Thue
                                              Arnold J. Thueld
                                              Vice President, Finance, Secretary
                                              and Treasurer (Principal Financial
                                              and Accounting Officer)
DATE:  JUNE 3, 1996