Form 10-Q
period 1996-07-31
RAVEN INDUSTRIES INC
filed 1996-09-03
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:    JULY 31, 1996

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________________________


         Commission file number: 0-3136

                             RAVEN INDUSTRIES, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


           SOUTH DAKOTA                                 46-0246171
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
- -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
- -------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__                No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          OUTSTANDING AS OF JULY 31, 1996
- ----------------               ------------------------------------------------
Common Stock                   4,731,579  shares




                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                       PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets-July 31, 1996;
     January 31, 1996 and July 31, 1995                                    3

Consolidated Statements of Income-Three months and six months
     ended July 31, 1996 and 1995                                          4

Consolidated Statements of Cash Flows-
     Six months ended July 31, 1996 and 1995                               5

Note to Consolidated Financial Statements                                  6

Computation of Earnings Per Share                                          7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8-9


PART II-OTHER INFORMATION                                                 10



                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                  7/31/96      01/31/96       7/31/95
                                                                 --------      ---------     --------
ASSETS
Cash and cash equivalents ...................................     $  2,929     $  3,804      $  1,519
Accounts receivable,  less allowance for
  doubtful accounts of $340, $340 and $383 ..................       15,605       16,002        12,521
Inventories:
  Materials .................................................       15,886       13,317        13,145
  In process ................................................        5,660        5,605         5,882
  Finished goods ............................................        6,522        5,236         7,348
  Progress payments .........................................            0         (261)            0
                                                                  --------     --------      --------
      Total inventories .....................................       28,068       23,897        26,375
Prepaid expenses and other current assets ...................          493          413           346
Deferred income taxes .......................................        1,579        1,579         1,414
                                                                  --------     --------      --------
      Total current assets ..................................       48,674       45,695        42,175
                                                                  --------     --------      --------

Property, plant and equipment ...............................       47,253       45,020        44,555
  Less: accumulated depreciation ............................       28,998       26,951        25,996
                                                                  --------     --------      --------
      Net property, plant & equipment .......................       18,255       18,069        18,559
Other assets ................................................        3,655        3,789         3,400
                                                                  --------     --------      --------
TOTAL ASSETS ................................................     $ 70,584     $ 67,553      $ 64,134
                                                                  ========     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt ...........................     $    813     $    813      $    846
Accounts payable ............................................        6,074        4,651         4,299
Accrued liabilities and customer advances ...................        8,871        9,307         7,471
                                                                  --------     --------      --------
      Total current liabilities .............................       15,758       14,771        12,616
Long-term debt, less current portion ........................        2,682        2,816         3,484
Deferred income taxes .......................................          815          815           853

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,083,982; 5,068,379 and 5,051,908 shares ........        5,084        5,068         5,052
  Paid in capital ...........................................          614          536           416
  Retained earnings .........................................       48,541       46,457        44,047
                                                                  --------     --------      --------
                                                                    54,239       52,061        49,515
  Less treasury stock, at cost:
      352,403; 352,403 and 315,903 shares ...................        2,910        2,910         2,334
                                                                  --------     --------      --------
      Total stockholders' equity ............................       51,329       49,151        47,181
                                                                  --------     --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................     $ 70,584     $ 67,553      $ 64,134
                                                                  ========     ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                          FOR THE THREE                    FOR THE SIX
                                          MONTHS ENDED:                    MONTHS ENDED
                                  --------------------------------------------------------------
                                   7/31/96           7/31/95          7/31/96          7/31/95
                                  -----------      -----------      -----------      -----------
Net sales ...................     $    31,270      $    27,253      $    62,145      $    55,040
Cost of goods sold ..........          25,872           22,458           50,661           44,469
                                  -----------      -----------      -----------      -----------

  Gross profit ..............           5,398            4,795           11,484           10,571
                                  -----------      -----------      -----------      -----------

Operating expenses
  Selling ...................           1,696            1,615            3,450            3,436
  Administrative ............           1,487            1,505            2,993            3,056
                                  -----------      -----------      -----------      -----------
                                        3,183            3,120            6,443            6,492
                                  -----------      -----------      -----------      -----------

Operating income ............           2,215            1,675            5,041            4,079
                                  -----------      -----------      -----------      -----------

Other income (expense)
  Interest ..................             (72)            (104)            (141)            (211)
  Miscellaneous .............              48              161               88              244
                                  -----------      -----------      -----------      -----------

Income before income taxes ..           2,191            1,732            4,988            4,112

Income taxes ................             782              615            1,771            1,460
                                  -----------      -----------      -----------      -----------
Net income ..................     $     1,409      $     1,117      $     3,217      $     2,652
                                  ===========      ===========      ===========      ===========


Average number of common and
  common-equivalent shares
  outstanding ...............       4,759,281        4,791,862        4,751,983        4,791,791
                                  ===========      ===========      ===========      ===========


Net income per common and
  common-equivalent share ...     $      0.30      $      0.23      $      0.68      $      0.55
                                  ===========      ===========      ===========      ===========


Cash dividends paid per share     $     0.120      $     0.105      $     0.240      $     0.210
                                  ===========      ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.




                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                               FOR THE SIX
                                                               MONTHS ENDED:
                                                            --------------------
                                                            7/31/96      7/31/95
                                                            -------      -------
Cash flows from operating activities:
  Net income ..........................................     $ 3,217      $ 2,652
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................       2,374        2,179
      Provision for losses on accounts receivable .....          45           51
      Equity in earnings of affiliate, net of dividends          24         (103)
      (Increase) decrease in accounts receivable ......         352        5,020
      (Increase) decrease in inventories ..............      (4,171)      (4,272)
      (Increase) decrease in other current assets .....         (80)          36
      Increase (decrease) in operating liabilities ....         987       (2,401)
      Other ...........................................          48          (34)
                                                            -------      -------
  Net cash provided by (used in) operating activities .       2,796        3,128

Cash flows from investing activities:
  Capital expenditures ................................      (2,536)      (2,272)
  Other ...............................................          38          112
                                                            -------      -------
  Net cash used in investing activities ...............      (2,498)      (2,160)

Cash flows from financing activities:
  Issuance of short-term debt .........................           0        3,500
  Payment of short-term debt ..........................           0       (3,500)
  Long-term debt principal payments ...................        (134)        (756)
  Proceeds from exercise of stock options .............          94            7
  Dividends paid ......................................      (1,133)        (995)
  Other ...............................................           0           (9)
                                                            -------      -------
  Net cash provided by (used in)
    financing activities ..............................       1,173)      (1,753)
                                                            -------      -------
  Net increase (decrease) in cash and equivalents .....        (875)        (785)

Cash and cash equivalents at beginning of period ......       3,804        2,304
                                                            -------      -------
Cash and cash equivalents at end of period ............     $ 2,929      $ 1,519
                                                            =======      =======


Cash paid during the period for:
    Interest ..........................................     $   146      $   214
    Income taxes ......................................     $ 2,167      $ 2,105

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.




                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.



                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in thousands except per-share data)

                                                                 FOR THE THREE                 FOR THE SIX
                                                                 MONTHS ENDED:                 MONTHS ENDED
                                                           -------------------------------------------------------
                                                            7/31/96         7/31/95        7/31/96        7/31/95
                                                           ----------     ----------     ----------     ----------

Net income ...........................................     $    1,409     $    1,117     $    3,217     $    2,652

  Earnings per common share
    - Primary ........................................     $     0.30     $     0.23     $     0.68     $     0.55
                                                           ==========     ==========     ==========     ==========

  Earnings per common share
    - Fully diluted (1) ..............................     $     0.30     $     0.23     $     0.68     $     0.55
                                                           ==========     ==========     ==========     ==========


Average number of common and common equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ..............................      4,726,325      4,735,082      4,721,255      4,734,826

   Dilutive effect of exercise
     of certain stock options ........................         32,956         56,780         30,728         56,965
                                                           ----------     ----------     ----------     ----------

   Average common shares
     - Primary .......................................      4,759,281      4,791,862      4,751,983      4,791,791
                                                           ==========     ==========     ==========     ==========


  Fully diluted (1):
   Weighted average common
     shares outstanding ..............................      4,726,325      4,735,082      4,721,255      4,734,826

   Dilutive effect of exercise
     of certain stock options ........................         32,956         56,780         30,728         56,965
                                                           ----------     ----------     ----------     ----------

   Average common shares
     - Fully diluted .................................      4,759,281      4,791,862      4,751,983      4,791,791
                                                           ==========     ==========     ==========     ==========

(1) THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH REGULATION S-K ITEM
601(b)(11) ALTHOUGH NOT REQUIRED BY FOOTNOTE 2 TO PARAGRAPH 14 OF APB OPINION
NO. 15 BECAUSE IT RESULTS IN DILUTION OF LESS THAN 3%.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's $2.9 million cash balance at July 31, 1996 was $875,000 less than at the beginning of the year and $1.4 million more than July 31, 1995. The company's seasonal operations historically have reduced cash during the first half of the fiscal year and required short-term borrowing. The combination of strong operating cash flows and opening cash balances have allowed the company to avoid using its short-term credit facilities during the first half of the current fiscal year. Both inventory and accounts receivable balances were higher than one year earlier in support of higher sales levels.

RESULTS OF OPERATIONS

Sales of $31.3 million in the second quarter ended July 31, 1996 were 15 percent higher than the second quarter of the prior fiscal year. For the six month period, sales of $62.1 million were up 13 percent from the comparable period of the prior year. Sales increases occurred in the Plastics and Electronics business segments. Net income of $1.4 million in the second quarter was 26 percent higher than the comparable period last year. The net income for the first half was $3.2 million; 21 percent higher than the first half of the prior year. Stronger operating income in the Plastics segment accounted for much of the improvement. Earnings per share increased 30 percent and 24 percent for the three and six months periods, respectively. These percentages are higher than the net income percentages as a result of a treasury stock purchase during the fourth quarter of the prior fiscal year.

Electronics segment sales of $9.1 million in the second quarter were 37 percent higher than the prior year's second quarter. Most of the sales increase was in contract electronics. Agricultural sales also increased despite a relatively weak agricultural season caused by extreme weather conditions in many areas of the United States. The profit impact of higher sales was offset by product development costs and start-up costs related to new commercial contracts. Operating income in the second quarter for the Electronics Electronics segment was $445,000; down 20 percent from one year earlier. For the six month period, sales of $21.1 million were up 26 percent and operating income of $2.2 million was down 6 percent in this segment.

Plastics segment sales were $14.2 million in the second quarter; 15 percent higher than the second quarter of the prior year. Sales of engineered films and pickup-truck toppers increased over the prior year and plastic tank sales were slightly lower. Second quarter operating income was $1.1 million; more than double the $395,000 reported one year earlier. More favorable material pricing and improved operations at the company's pickup-truck topper plant in Arizona contributed to the improvement. Plastics segment sales of $28.2 million were 10 percent higher and operating income of $2.1 million was up 75 percent from the first six months of the prior fiscal year.

Sewn products segment sales of $8.0 million and operating income of $693,000 in the second quarter were both 4 percent below the comparable period of the prior year. Six month sales of $12.9 million were slightly higher than the six month period ended July 31, 1995. Improved order intake has increased backlog in this segment by 6 percent at July 31, 1996 compared to July 31, 1995. Operating income for the six months of $778,000 was 42 percent higher than the first six months of the prior year due primarily to improved operating efficiencies and higher sales earlier this year.

Consolidated gross profits were up 13 percent in the second quarter, from the year, earlier as a result of the higher sales, partially offset by higher costs in the Electronics segment. Second quarter selling and administrative expenses were up 2 percent over the comparable period last year. As a result, second quarter consolidated operating income increased by 32 percent. Lower interest expense reflects the lower borrowing levels in the current fiscal year. Miscellaneous income declined by $113,000 in the second quarter, compared to the year earlier quarter due primarily to lower earnings at the company's 50 percent owned affiliate. Consolidated pretax income was up 27 percent in the second quarter and 21 percent for the first six months of the year.



PART II-OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:

The Company's annual meeting of stockholders was held on May 22, 1996. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

            Nominee                 In Favor                  Withheld
            -------                 --------                  --------

Tony W. Bour                        3,912,896                 10,291
David A. Christensen                3,913,151                 10,036
Mark E. Griffin                     3,912,296                 10,891
Thomas S. Everist                   3,912,596                 10,591
Conrad J. Hoigaard                  3,912,742                 10,445
Kevin T. Kirby                      3,913,396                  9,791
John C. Skoglund                    3,912,202                 10,985


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


                                      RAVEN INDUSTRIES, INC.


                                      /s/ Arnold J. Thue
                                      -----------------------------------------
                                      Arnold J. Thueld J. Thue
                                      Vice President, Finance, Secretary
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)
DATE:   AUGUST 30, 1996