Form 10-Q
period 1996-10-31
RAVEN INDUSTRIES INC
filed 1996-12-04
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 1996

                                       OR

     [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
  -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              SOUTH DAKOTA                                      46-0246171
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                              Identification No.)


                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
  -----------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                  605-336-2750
       -----------------------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING AS OF OCTOBER 31, 1996
----------------------------                  ----------------------------------

Common Stock                                  4,740,706 shares



                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets-October 31, 1996;
     January 31, 1996 and October 31, 1995                                 3

Consolidated Statements of Income-Three months and nine months
     ended October 31, 1996 and 1995                                       4

Consolidated Statements of Cash Flows-
     Nine months ended October 31, 1996 and 1995                           5

Note to Consolidated Financial Statements                                  6

Computations of Earnings Per Common Share                                  7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  8-9

PART II-OTHER INFORMATION                                                 10


                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                   10/31/96    01/31/96      10/31/95
                                                                  --------     --------      --------
ASSETS
Cash and cash equivalents ...................................     $  1,960     $  3,804      $  2,041
Accounts receivable,  less allowance for ....................
  doubtful accounts of $337, $340 and $375 ..................       21,243       16,002        19,820
Inventories: ................................................
  Materials .................................................       16,364       13,317        12,917
  In process ................................................        5,094        5,605         6,249
  Finished goods ............................................        4,944        5,236         4,665
  Progress payments .........................................            0         (261)         (495)
                                                                  --------     --------      --------
      Total inventories .....................................       26,402       23,897        23,336
Prepaid expenses and other current assets ...................          365          413           413
Deferred income taxes .......................................        1,579        1,579         1,414
                                                                  --------     --------      --------
      Total current assets ..................................       51,549       45,695        47,024
                                                                  --------     --------      --------

Property, plant and equipment ...............................       47,320       45,020        44,804
  Less: accumulated depreciation ............................       29,429       26,951        26,613
                                                                   --------    --------      --------
      Net property, plant & equipment .......................       17,891       18,069        18,191
Other assets ................................................        3,619        3,789         3,423
                                                                   --------    --------      --------
TOTAL ASSETS ................................................     $ 73,059     $ 67,553      $ 68,638
                                                                   ========    ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY ........................
Current portion of long-term debt ...........................     $    813     $    813      $    446
Accounts payable ............................................        5,748        4,651         6,166
Accrued liabilities and customer advances ...................       10,010        9,307         9,184
                                                                  --------     --------      --------
      Total current liabilities .............................       16,571       14,771        15,796
Long-term debt, less current portion ........................        2,618        2,816         3,417
Deferred income taxes .......................................          815          815           853

Stockholders' equity ........................................
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,093,109; 5,068,379 and 5,060,261 shares ........        5,093        5,068         5,060
  Paid in capital ...........................................          645          536           396
  Retained earnings .........................................       50,227       46,457        45,450
                                                                  --------     --------      --------
                                                                    55,965       52,061        50,906
  Less treasury stock, at cost: .............................
      352,403; 352,403 and 315,903 shares ...................        2,910        2,910         2,334
                                                                  --------     --------      --------
      Total stockholders' equity ............................       53,055       49,151        48,572
                                                                  --------     --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................     $ 73,059     $ 67,553      $ 68,638
                                                                  ========     ========      ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                         FOR THE THREE                     FOR THE NINE
                                         MONTHS ENDED:                     MONTHS ENDED:
                                  --------------------------------------------------------------
                                    10/31/96         10/31/95         10/31/96         10/31/95
                                  -----------      -----------      -----------      -----------
Net sales ...................     $    38,943      $    35,560      $   101,088      $    90,600
Cost of goods sold ..........          31,888           29,160           82,549           73,629
                                  -----------      -----------      -----------      -----------

  Gross profit ..............           7,055            6,400           18,539           16,971
                                  -----------      -----------      -----------      -----------

Operating expenses
  Selling ...................           1,903            1,818            5,353            5,254
  Administrative ............           1,554            1,467            4,547            4,523
                                  -----------      -----------      -----------      -----------
                                        3,457            3,285            9,900            9,777
                                  -----------      -----------      -----------      -----------

Operating income ............           3,598            3,115            8,639            7,194
                                  -----------      -----------      -----------      -----------

Other income (expense)
  Interest ..................             (83)             (86)            (224)            (297)
  Miscellaneous .............              56               28              144              272
                                  -----------      -----------      -----------      -----------

Income before income taxes ..           3,571            3,057            8,559            7,169

Income taxes ................           1,268            1,085            3,039            2,545
                                  -----------      -----------      -----------      -----------
Net income ..................     $     2,303      $     1,972      $     5,520      $     4,624
                                  ===========      ===========      ===========      ===========


Average number of common and
  common-equivalent shares
  outstanding ...............       4,774,665        4,785,738        4,759,543        4,790,345
                                  ===========      ===========      ===========      ===========


Net income per common and
  common-equivalent share ...     $      0.48      $      0.41      $      1.16      $      0.97
                                  ===========      ===========      ===========      ===========


Cash dividends paid per share     $     0.130      $     0.120      $     0.370      $     0.330
                                  ===========      ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                               FOR THE NINE
                                                               MONTHS ENDED:
                                                           ---------------------
                                                          10/31/96      10/31/95
                                                           -------      -------
Cash flows from operating activities:
  Net income ..........................................    $ 5,520      $ 4,624
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................      3,529        3,355
      Provision for losses on accounts receivable .....         71          104
      Equity in earnings of affiliate, net of dividends         (1)        (153)
      (Increase) decrease in accounts receivable ......     (5,312)      (2,332)
      (Increase) decrease in inventories ..............     (2,505)      (1,233)
      (Increase) decrease in other current assets .....         48          (31)
      Increase (decrease) in operating liabilities ....      1,800        1,179
      Other ...........................................         54          (18)
                                                           -------      -------
  Net cash provided by (used in) operating activities .      3,204        5,495

Cash flows from investing activities:
  Capital expenditures ................................     (3,262)      (3,078)
  Intangible asset expenditures and other .............         28          121
                                                           -------      -------
  Net cash used in investing activities ...............     (3,234)      (2,957)

Cash flows from financing activities:
  Issuance of short-term debt .........................          0        4,500
  Payment of short-term debt ..........................          0       (4,500)
  Long-term debt principal payments ...................       (198)      (1,223)
  Proceeds from exercise of stock options .............        134           49
  Dividends paid ......................................     (1,750)      (1,564)
  Other ...............................................          0          (63)
                                                           -------      -------
  Net cash provided by (used in)
    financing activities ..............................     (1,814)      (2,801)
                                                           -------      -------
  Net increase (decrease) in cash and equivalents .....     (1,844)        (263)

Cash and cash equivalents at beginning of period ......      3,804        2,304
                                                           -------      -------
Cash and cash equivalents at end of period ............    $ 1,960      $ 2,041
                                                           =======      =======


Cash paid during the period for:
    Interest ..........................................    $   229      $   317
    Income taxes ......................................    $ 2,737      $ 2,725

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending January 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1996.


                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    COMPUTATIONS OF EARNINGS PER COMMON SHARE
                  (Dollars in thousands except per-share data)

                                                                  FOR THE THREE                  FOR THE NINE
                                                                  MONTHS ENDED:                  MONTHS ENDED:
                                                           -------------------------     -------------------------
                                                            10/31/96       10/31/95       10/31/96       10/31/95
                                                           ----------     ----------     ----------     ----------

Net income ...........................................     $    2,303     $    1,972     $    5,520     $    4,624

  Earnings per common share
    - Primary ........................................     $     0.48     $     0.41     $     1.16     $     0.97
                                                           ==========     ==========     ==========     ==========

  Earnings per common share
    - Fully diluted (1) ..............................     $     0.48     $     0.41     $     1.16     $     0.97
                                                           ==========     ==========     ==========     ==========


Average number of common and common equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ..............................      4,738,928      4,741,231      4,727,145      4,737,627

   Dilutive effect of exercise
     of certain stock options ........................         35,737         44,507         32,398         52,718
                                                           ----------     ----------     ----------     ----------

   Average common shares
     - Primary .......................................      4,774,665      4,785,738      4,759,543      4,790,345
                                                           ==========     ==========     ==========     ==========


  Fully diluted (1):
   Weighted average common
     shares outstanding ..............................      4,738,928      4,741,231      4,727,146      4,737,627

   Dilutive effect of exercise
     of certain stock options ........................         38,022         44,507         33,159         52,718
                                                           ----------     ----------     ----------     ----------

   Average common shares
     - Fully diluted .................................      4,776,950      4,785,738      4,760,305      4,790,345
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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company had $2.0 million of cash at October 31, 1996. This balance was essentially unchanged from one year earlier and was $1.8 million less than the beginning of the current fiscal year. Accounts receivable and inventory balances were higher at October 31, 1996 than October 31, 1995 as a result of higher sales and production volumes. Management does not expect that the company will need to borrow against its short-term credit line during this fiscal year. Borrowings and repayments during the fiscal year ended January 31, 1996 totaled $4.5 million.

RESULTS OF OPERATIONS

Third quarter sales of $38.9 million were 10 percent higher than the comparable period of the prior year. Net income of $2.3 million ($.48 per share) was 17 percent higher than the $2.0 million reported in the third quarter of the prior year. Most of the improvement in the quarter was from the company's Electronics segment. For the nine month period, sales of $101.1 million and net income of $5.5 million were up 12 and 19 percent, respectively, when compared to the first nine months of the prior fiscal year. Most of the nine month sales increase was in the Electronics segment, and all of the segments reported operating income growth in excess of 15 percent.

Electronics segment sales were $10.7 million in the third quarter; a 56 percent increase over the comparable period of the prior year. The continuing transition of the company's contract electronics business from defense to commercial contracts accounted for much of the increase. Additionally, higher demand for flow control precision farming products increased sales. Third quarter operating income of $1.1 million in the Electronics segment was more than double the $511,000 reported one year earlier. The higher sales combined with stronger gross profit rates and relatively flat expenses produced the improved operating performance. Nine month sales of $31.8 million were 35 percent higher than the comparable period last year in the Electronics segment. Operating income of $3.3 million increased more than 15 percent over the same period. Start-up costs related to new commercial ventures reduced gross margin percentages in this segment during the first six months of the current fiscal year.

Plastics segment sales of $15.2 million in the third quarter were 2 percent lower than the third quarter of the prior year. Last year, third quarter sales included $1.6 million of flexible films deliveries in response to the severe hurricane season. Sales of pickup-truck toppers and plastic tanks increased over the prior year. Operating income of $925,000 in the third quarter was 28 percent less than the comparable period of the prior year. Lost margin in flexible films sales accounted for most of the decline. Nine month sales of $43.3 million were 6 percent higher than the first nine months of the prior year in the Plastics segment. Nine month operating income of $3.0 million was 21 percent higher than the comparable period of the prior year. More favorable trends in material prices have boosted year-to-date gross profit rates in this segment.

Sewn products segment sales were $13.1 million in the third quarter and $25.9 million for the nine month period, both within 2 percent of the comparable figures from the prior year. Softening demand for the company's branded products was partially offset by increased deliveries of product to catalog merchandisers and sales of inflatable display products. Operating income of $1.6 million for the three months and $2.4 million for the nine months was 19 and 26 percent higher, respectively, than the comparable periods last year. The increase in income was due primarily to sales of products with higher gross margins and improved operating efficiencies.

Consolidated gross profits increased 10 percent in the third quarter due primarily to higher sales in the Electronics segment. Third quarter selling and administrative expenses increased 5 percent compared to the prior year. Consolidated operating income rose 16 percent, to $3.6 million, as a result. The income tax rate of 35.5 percent was unchanged from the prior year.


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

                                             RAVEN INDUSTRIES, INC.


                                             /s/ Arnold J. Thue
                                             -----------------------------------
                                             Arnold J. Thue
                                             Vice President, Finance, Secretary,
                                             and Treasurer (Principal Financial
                                             and Accounting Officer)
DATE:   DECEMBER 4, 1996