Form 10-K
period 1997-01-31
RAVEN INDUSTRIES INC
filed 1997-04-25
CIK 82166

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number 0-3136

                             RAVEN INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

             South Dakota                                   46-0246171
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

               205 E. 6th Street, Sioux Falls, South Dakota 57117
                    (Address of principal offices)        (Zip Code)

Registrant's telephone number, including area code    (605) 336-2750

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, $1 par value
                              (Title of each class)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
                                                             Yes __X__  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $22.625 per share as reported on the NASDAQ National Market System on April 16, 1997 was $97,636,310.

Shares of common stock outstanding at April 16, 1997: 4,837,250.



                       DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant's Annual Report to Shareholders for the year ended January 31, 1997 and Proxy Statement for registrant's 1997 annual meeting, a definitive copy of which is to be filed on April 18, 1997. All such information set forth under the heading "Reference" herein below is incorporated herein by reference. A copy of the registrant's Annual Report to Shareholders for the year ended January 31, 1997 is included in this report.


PART I.           ITEM IN FORM 10-K                        REFERENCE
-------           -----------------                        ---------

Item 1.          Business                           Business, pages 4-7, this
                                                        document, Business
                                                        Segments, page 2, and
                                                        Sales by Markets, page
                                                        17, Annual Report to
                                                        Shareholders

Item 2.          Properties                         Properties, pages 8-9, this
                                                        document

Item 3.          Pending Legal                      Pending Legal Proceedings,
                     Proceedings                        page 9, this document

Item 4.          Submission of Matters              Submission of Matters to a
                     to a Vote of                       Vote of Security
                     Security Holders                   Holders, page 9, this
                                                        document

PART II.
--------

Item 5.          Market for the Regis-             Quarterly Summary, page 24,
                     trant's Common                     Eleven-year Financial
                     Equity and Related                 Summary, pages 18-19,
                     Stockholder Matters                and inside back cover,
                                                        Annual Report to
                                                        Shareholders

Item 6.          Selected Financial Data           Eleven-Year Financial
                                                        Summary, pages 18-19,
                                                        Annual Report to
                                                        Shareholders

Item 7.          Management's Discussion           Financial Review and
                     and Analysis of                    Analysis, pages 20-23,
                     Financial Condition                Annual Report to
                     and Results of                     Shareholders
                     Operations

Item 8.          Financial Statements and          Annual Report to Share-
                     Supplementary Data                 holders, pages 25-36

Item 9.          Changes in and Disagree-          Changes in and Disagree-
                     ments with Accountants             ments with Accountants
                     on Accounting and                  on Accounting and
                     Financial Disclosure               Financial Disclosure,
                                                        page 9, this document

PART III.
---------

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

PART IV.
--------

Item 14.         Exhibits, Financial               Exhibits, Financial
                     Statement Schedule                 Statement Schedule
                     and Reports on Form                and Reports on Form
                     8-K.                               8-K, pages 10-12,
                                                        this document.



                             RAVEN INDUSTRIES, INC.

                                    FORM 10-K

                           year ended January 31, 1997

Item 1.  Business

General

         Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report. Raven is headquartered in Sioux Falls, South Dakota, employing approximately 1,400 persons in eight states.

         The company began operations as a manufacturer of high-altitude research balloons. It has diversified over the years to supply specialized products for a number of markets, including industrial, recreation, agriculture, automotive and defense. Many of these product lines are an extension of technology and production methods developed in the original balloon business. The automotive product line was added via acquisition in fiscal 1987. Page 17 in the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information regarding sales by markets.

         The company has three business segments: Electronics, Plastics and Sewn Products. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, more than one business segment may serve the product markets identified above. Page 2 in the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the three business segments.

Business Segments

         Electronics - Historically, this segment has provided a variety of assemblies and controls to the U.S. Department of Defense and other defense contractors. The company is expanding this segment's capabilities in contract electronics assembly for commercial customers to offset a decline in defense contracts. Assemblies manufactured by the Electronics segment include communication, computer and other products where high quality is critical. Flow control devices, used primarily for precision farming applications, are designed and produced within this business segment. These devices are also used for roadside and turf spraying. Management believes that acquisition of new technologies for height and depth control will expand the company's capabilities to support precision farming in future years. The segment also builds and installs automated control systems for use in feedmills.

         Defense and other contract electronics assembly sales are made in response to competitive bid requests by defense agencies or other contractors. The level and nature of competition vary with the type of product, but the company frequently competes with a number of assembly manufacturers on any given bid request. Home office personnel sell flow control devices directly to original equipment manufacturers (OEMs) and distributors. Company sales representatives sell automated systems directly to feedmills and bakeries. Considerable competition exists for feedmill business.

         Plastics - Products in this segment include heavy-duty sheeting for industrial and agricultural applications; fiberglass, polyethylene and dual-laminate tanks for industrial and agricultural use; high altitude balloons for public and commercial research; and pick-up truck toppers sold in the small truck after-market. The company's capability to produce dual-laminate tankage resulted from the aquisition of Norcore Plastics in January 1997.

         The company sells plastic sheeting to distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability.

         Home office personnel and manufacturer's representatives sell storage tanks to OEMs and through distributors. Competition comes not only from many other plastic tank manufacturers, but also from manufacturers using other materials (aluminum and steel). The company makes a number of custom fiberglass and dual-laminate products, but polyethylene tanks tend to be commodity products and subject to intense price competition.

         The company sells research balloons directly to public agencies (usually funded by NASA) or commercial users. Demand is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States.

         Pickup-truck toppers are sold throughout the U.S., using a dealer network. The overall market for toppers, which declined in the late 1980's and early 1990's as alternatives to pickups with toppers, primarily minivans and sport-utility vehicles, increased in popularity, has recovered due to strong sales of pickup trucks. The number of topper manufacturers has fallen but is still substantial.

         Sewn Products - This segment produces and sells outerwear for a variety of recreational activities, including skiing, hunting and fishing. The segment also manufactures sport balloons principally for recreational use. Another major product is large inflatable devices, which enjoy a number of uses, such as parade floats and advertising media.

         Recreational outerwear is sold both to retailers through an independent sales representative network, and by home office personnel to catalog retailers. There are many outerwear manufacturers in the U.S. and abroad and considerable competition exists. The company competes successfully in the medium-to-higher priced range of the market where specialty fabrics such as Gore-Tex(R) are involved, emphasizing quality, service and manufacturing expertise.

         The segment sells balloons through a dealer network. Raven is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. The company believes it has approximately 40 percent of the U.S. hot-air balloon market, although others are able to compete with lower-cost products. Inflatables are sold directly to corporate customers and are subject to varying levels of competition. Generally, the more customized the product, the greater the company's market share.

Major Customer Information

         No customer accounted for more than 10 percent of consolidated sales in fiscal 1997. However, the company sells sewn products to several large customers. In fiscal 1997, the top five customers in the Sewn Products segment accounted for more than two-thirds of the sales in that segment. Although the loss of these accounts would adversely affect profitability, the company believes that, over the long term, addition of new customers and sales growth from existing customers would replace any lost sales.

Seasonality/Working Capital Requirements

         Some seasonality in demand exists for the company's outerwear products, many of which are built in spring/summer for summer/fall delivery. Most of these sales carry net thirty day terms, although some winter-dated terms are available. Sales to the agricultural market (flow controls, plastic tanks) also experience some seasonality, building in the fall for winter/spring delivery.

         Certain sales to agricultural customers offer spring dating terms for late fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances may require and have required seasonal short-term financing.

Raw Materials

         The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronics segment; various plastic resins for the Plastics segment; and fabric for the Sewn Products segment. The company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and their impact on Raven is not possible.

Patents

         The company owns a number of patents. However, Raven does not believe that its business as a whole is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.

Research and Development

         The industry segments noted above conduct ongoing research and development efforts. Most of the company's research and development expenditures are directed toward new products in the Electronics and Plastics segments. Total company research and development costs are disclosed in Note 1 to the consolidated financial statements located on page 29 of the Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

         Raven believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past and anticipated in the future have not materially affected capital expenditures, earnings or competitive position.

Backlog

         As of February 1, 1997, the company's backlog of firm orders totaled $38.1 million. Comparable backlog amounts as of February 1, 1996 and 1995 were $32.5 million and $29.7 million, respectively.


Item 2.  Properties

                               Square                                                          Business
Location                       Feet           Use                                              Segments
--------                       ------         ---                                              --------
Sioux Falls, SD                150,000        Corporate office and                             Corporate and
                                              electronics manufacturing                        Other
                                                                                               Electronics

                                73,300        Storage tank manufacturing                       Plastics

                                68,400        Sewn products warehouse                          Sewn Products

                                62,300        Plastic sheeting manufacturing                   Plastics

                                59,000        Plastic sheeting and hot-air balloon             Plastics
                                              manufacturing                                    Sewn Products

                                31,400        Storage tank manufacturing                       Plastics

                                27,000        Offices and material handling facility           Sewn Products

                                25,300        Inflatable manufacturing                         Sewn Products

                                10,200        Machine Shop                                     Corporate and Other

                                 6,200        Training/meeting center                          Corporate and Other

Dunnell, MN                     81,500        Pickup-truck topper manufacturing                Plastics

Eloy, AZ                        51,600        Pickup-truck topper manufacturing                Plastics

Albertville, AL                 49,600        Storage tank manufacturing                       Plastics

Sulphur Springs, TX            *45,400        Research balloon manufacturing                   Plastics

Springfield, OH                 30,000        Plastic sheeting manufacturing                   Plastics

Tacoma, WA                     *26,500        Storage tank manufacturing                       Plastics

Huron, SD                       24,100        Sewing plant                                     Sewn Products

Washington Court House, OH      21,500        Storage tank manufacturing                       Plastics

St. Louis, MO                   21,000        Electronics manufacturing                        Electronics

Gordo, AL                      *20,000        Feedmill automation equipment manufacturing      Electronics

Beresford, SD                   20,000        Sewing plant                                     Sewn Products

Madison, SD                     20,000        Sewing plant                                     Sewn Products

DeSmet, SD                      15,000        Sewing plant                                     Sewn Products

Salem, SD                       15,000        Sewing plant                                     Sewn Products

Parkston, SD                    14,000        Sewing plant                                     Sewn Products


* Leased short-term

Most of the company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are, in all material respects, in good condition and are adequate to meet existing production needs. The company owns
6.95 acres of undeveloped land adjacent to the other company property in Sioux Falls which is available for expansion.


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


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.


Item 10. Executive Officers of the Registrant

       Name              Age         Position                Period Served
       ----              ---         --------                -------------

David A. Christensen     62      President and Chief     April 1971 to present
                                 Executive Officer

Gary L. Conradi          57      Vice President,         January 1980 to present
                                 Corporate Services

Ronald M. Moquist        51      Executive Vice          January 1979 to present
                                 President


Arnold J. Thue           58      Vice President,         January 1980 to present
                                 Finance,Secretary
                                 and Treasurer

Each of the above named individuals serves at the pleasure of the Board of Directors. Each serves on a year-to-year basis.


Item 14. Exhibits, Financial Statement Schedule and Reports on

         Form 8-K

     (a) Consolidated Financial Statements and Schedule

         1.       Incorporated by reference from the attached 1997
                      Annual Report to Shareholders:

                      Consolidated Balance Sheets
                      Consolidated Statements of Income
                      Consolidated Statements of Stockholders' Equity Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements
                      Report of Independent Accountants

         2.       Included in Part II:
                      Report of Independent Accountants on Financial
                          Statement Schedule
                      Schedule II - Valuation and Qualifying Accounts

         The following schedules are omitted for the reason that they are not applicable or are not required: I, III and IV.

     (b) Reports on Form 8-K

         There were no reports filed on Form 8-K during the fourth quarter ended January 31, 1997.

     (c) Exhibits filed

         Exhibit
         Number                          Description
         ------                          -----------

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

         11       Detailed Computation of Earnings per Share.

         13 1997 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

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

                                       RAVEN INDUSTRIES, INC.
                                       (Registrant)


April 25, 1997                         By: /S/ David A. Christensen
------------------------------             -------------------------------------
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


April 25, 1997                         By: /S/ David A. Christensen
------------------------------             -------------------------------------
            Date                           David A. Christensen
                                           President (Principal Executive
                                                 Officer and Director)


April 25, 1997                              /S/ Arnold J. Thue
------------------------------             -------------------------------------
            Date                           Arnold J. Thue
                                           Vice President, Finance,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                           Directors:

April 25, 1997                             /S/ Conrad J. Hoigaard
------------------------------             -------------------------------------
            Date                           Conrad J. Hoigaard


April 25, 1997                             /S/ John C. Skoglund
------------------------------             -------------------------------------
            Date                           John C. Skoglund


April 25, 1997                             /S/ Mark E. Griffin
------------------------------             -------------------------------------
            Date                           Mark E. Griffin


April 25, 1997                             /S/ Kevin T. Kirby
------------------------------             -------------------------------------
            Date                           Kevin T. Kirby


April 25, 1997                             /S/ Anthony W. Bour
------------------------------             -------------------------------------
            Date                           Anthony W. Bour


April 25, 1997                             /S/ Thomas S. Everist
------------------------------             -------------------------------------
            Date                           Thomas S. Everist



                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Raven Industries, Inc.:

         Our report on the consolidated financial statements of Raven Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1997 Annual Report to Shareholders of Raven Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.(a)2. on page 10 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
March 12, 1997



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


               for the years ended January 31, 1997, 1996 and 1995

                             (Dollars in thousands)

            Column A                    Column B                   Column C                  Column D          Column E
            --------                   ----------       -------------------------------     -----------        --------

                                                                  Additions
                                                        -------------------------------
                                       Balance at       Charged to           Charged to      Deductions
                                        Beginning       Costs and              Other            From           Balance at
          Description                   of Year          Expenses             Accounts       Reserves(1)       End of Year
          -----------                  ----------       ----------           ----------      -----------       -----------
Deducted in the balance sheet
    from the asset to which it
    applies:
  Allowance for doubtful
      accounts:
    Year ended January 31, 1997           $340             $ 88                  None           $ 88              $340
                                          ====             ====                                 ====              ====

    Year ended January 31, 1996           $350             $ 68                  None           $ 78              $340
                                          ====             ====                                 ====              ====

    Year ended January 31, 1995           $350             $135                  None           $135              $350
                                          ====             ====                                 ====              ====

Note:

  (1)   Represents uncollectible accounts receivable written off during the year, net of recoveries.