Form 10-Q
period 1997-04-30
RAVEN INDUSTRIES INC
filed 1997-06-10
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1997

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

                                 Yes _X_     No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                   OUTSTANDING AS OF APRIL 30, 1997
-----                                   --------------------------------
Common Stock                            4,837,550 shares





                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                    PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of April 30, 1997,
     January 31, 1997 and April 30, 1996                                 3

Consolidated Statements of Income for the three months
     ended April 30, 1997 and 1996                                       4

Consolidated Statements of Cash Flows for the
     three months ended April 30, 1997 and 1996                          5

Notes to Consolidated Financial Statements                               6

Computation of Earnings Per Common Share                                 7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               8-9

PART II-OTHER INFORMATION                                               10





                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                             (Dollars in thousands)

                                                                4/30/97  01/31/97   4/30/96
                                                                -------   -------   -------
ASSETS
Cash and cash equivalents ...................................   $ 2,055   $ 3,439   $ 1,789
Accounts receivable,  less allowance for
  doubtful accounts of $342, $340 and $340 ..................    23,001    25,637    18,556
Inventories:
  Materials .................................................    17,696    16,276    14,494
  In process ................................................     4,783     4,574     5,286
  Finished goods ............................................     5,864     4,275     5,829
                                                                -------   -------   -------
      Total inventories .....................................    28,343    25,125    25,609
Prepaid expenses and other current assets ...................       328       431       333
Deferred income taxes .......................................     2,064     2,064     1,579
                                                                -------   -------   -------
      Total current assets ..................................    55,791    56,696    47,866
                                                                -------   -------   -------

Property, plant and equipment ...............................    49,588    48,315    46,188
  Less: accumulated depreciation ............................    31,183    30,173    27,934
                                                                -------   -------   -------
      Net property, plant and equipment .....................    18,405    18,142    18,254
Other assets, net ...........................................     5,852     5,824     3,752
                                                                -------   -------   -------
TOTAL ASSETS ................................................   $80,048   $80,662   $69,872
                                                                =======   =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt ...........................   $ 1,766   $ 1,366   $   813
Accounts payable ............................................     6,526     7,849     5,911
Accrued liabilities and customer advances ...................    10,125    10,801     9,189
                                                                -------   -------   -------
      Total current liabilities .............................    18,417    20,016    15,913
Long-term debt, less current portion ........................     2,639     3,181     2,746
Deferred income taxes .......................................       736       736       815

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,189,953; 5,187,961 and 5,068,905 shares ........     5,190     5,188     5,069
  Paid in capital ...........................................     2,693     2,673       540
  Retained earnings .........................................    53,283    51,778    47,699
                                                                -------   -------   -------
                                                                 61,166    59,639    53,308
  Less treasury stock, at cost:
      352,403 shares ........................................     2,910     2,910     2,910
                                                                -------   -------   -------
      Total stockholders' equity ............................    58,256    56,729    50,398
                                                                -------   -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $80,048   $80,662   $69,872
                                                                =======   =======   =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.





                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per-share data)

                                       FOR THE THREE
                                       MONTHS ENDED:
                                --------------------------
                                  4/30/97        4/30/96
                                -----------    -----------

Net sales ...................   $    35,666    $    30,875
Cost of goods sold ..........        28,839         24,789
                                -----------    -----------

  Gross profit ..............         6,827          6,086
                                -----------    -----------

Operating expenses
  Selling ...................         1,936          1,754
  Administrative ............         1,603          1,506
                                -----------    -----------

     Operating income .......         3,288          2,826
                                -----------    -----------

Interest expense ............           (88)           (69)
Other income, net ...........           134             40
                                -----------    -----------

  Income before income taxes          3,334          2,797

Income taxes ................         1,200            989
                                -----------    -----------
  Net income ................   $     2,134    $     1,808
                                ===========    ===========


Average number of common and
  common-equivalent shares
  outstanding ...............     4,865,520      4,744,685
                                ===========    ===========


Net income per common and
  common-equivalent share ...   $      0.44    $      0.38
                                ===========    ===========


Cash dividends paid per share   $     0.130    $     0.120
                                ===========    ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.







                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)


                                                             FOR THE THREE
                                                             MONTHS ENDED:
                                                          ------------------
                                                          4/30/97    4/30/96
                                                          -------    -------
Cash flows from operating activities:
  Net income ..........................................   $ 2,134    $ 1,808
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................     1,325      1,182
      Provision for losses on accounts receivable .....        34         36
      Equity in earnings of affiliate, net of dividends      (100)         0
      (Increase) decrease in accounts receivable ......     2,602     (2,590)
      (Increase) decrease in inventories ..............    (3,218)    (1,712)
      (Increase) decrease in other current assets .....       103         80
      Increase (decrease) in operating liabilities ....    (1,999)     1,142
      Other ...........................................        25         (3)
                                                          -------    -------
  Net cash provided by (used in) operating activities .       906        (57)

Cash flows from investing activities:
  Capital expenditures ................................    (1,539)    (1,322)
  Intangible asset expenditures and other .............        (2)        (5)
                                                          -------    -------
  Net cash provided by (used in) investing activities .    (1,541)    (1,327)

Cash flows from financing activities:
  Long-term debt principal payments ...................      (142)       (70)
  Proceeds from exercise of stock options .............        22          5
  Dividends paid ......................................      (629)      (566)
                                                          -------    -------

  Net cash provided by (used in) financing activities .      (749)      (631)
                                                          -------    -------

  Net increase (decrease) in cash and equivalents .....    (1,384)    (2,015)

Cash and cash equivalents at beginning of period ......     3,439      3,804
                                                          -------    -------
Cash and cash equivalents at end of period ............   $ 2,055    $ 1,789
                                                          =======    =======


Cash paid during the period for:
    Interest ..........................................   $    95    $    74
    Income taxes ......................................   $   320    $    35


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.






                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.


2. In March 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share," which the Company will adopt effective for its fiscal 1998 year end reporting. The Company will be required to report basic net income per share based on weighted average common shares outstanding, without considering common equivalent shares, and diluted net income per share based on weighted average common and common equivalent shares outstanding. Diluted net income per share would be equivalent to the Company's current reporting of net income per common and common-equivalent share.








                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
              COMPUTATIONS OF EARNINGS PER COMMON SHARE (UNAUDITED)
                  (Dollars in thousands except per-share data)



                                                             FOR THE THREE
                                                             MONTHS ENDED:
                                                         -----------------------
                                                          4/30/97      4/30/96
                                                         ----------   ----------
Net income ...........................................   $    2,134   $    1,808
                                                         ==========   ==========

  Earnings per common share
    - Primary ........................................   $     0.44   $     0.38
                                                         ==========   ==========

  Earnings per common share
    - Fully diluted (1) ..............................   $     0.44   $     0.38
                                                         ==========   ==========


Average number of common and common equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ..............................    4,836,975    4,716,185

   Dilutive effect of exercise
     of certain stock options ........................       28,545       28,500
                                                         ----------   ----------

   Average common shares
     - Primary .......................................    4,865,520    4,744,685
                                                         ==========   ==========


  Fully diluted (1):
   Weighted average common
     shares outstanding ..............................    4,836,975    4,716,185

   Dilutive effect of exercise
     of certain stock options ........................       28,545       28,500
                                                         ----------   ----------

   Average common shares
     - Fully diluted .................................    4,865,520    4,744,685
                                                         ==========   ==========



(1) THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH REGULATION S-K ITEM 601(B)(11) ALTHOUGH NOT REQUIRED BY FOOTNOTE 2 TO PARAGRAPH 14 OF APB OPINION NO. 15 BECAUSE IT RESULTS IN DILUTION OF LESS THAN 3%.





                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash balance was $2.1 million at April 30, 1997 and was $266,000 higher than one year earlier. For the first three months of the current fiscal year the company's cash flow from operations was $906,000; a $963,000 improvement over the comparable period in the prior year. Higher earnings and collection of year-end accounts receivable balances accounted for much of the improvement. Accounts receivable balances at April 30, 1997 were $4.4 million higher than one year earlier due primarily to the higher sales level. The company's capital resources continue to be sufficient to fund all operating and investing activities.

RESULTS OF OPERATIONS

First quarter records were set for sales and net income during the quarter ended April 30, 1997. Sales increased by 16 percent over the previous record set one year earlier and totaled $35.7 million. Net income of $2.1 million was 18 percent higher than the comparable period of the prior year. Earnings per share of $.44 increased 16 percent. The number of average shares outstanding increased by 121,000 due primarily to the issuance of shares in connection with the purchase of Norcore Plastics, Inc. in January 1997. Sales and operating income increased in every business segment.

Electronics segment sales of $12.2 million in the first quarter were up one percent over the first quarter of the prior year. Sales of flow control devices for precision farming increased slightly, but were nearly $1 million below management expectations as new product introductions did not result in additional sales. Feedmill automation and contract manufacturing revenues were relatively flat. First quarter Electronics segment operating income of $2.0 million was 13 percent higher than the comparable period of the prior year. Operating income for the quarter ended April 30, 1996 was reduced by start-up costs related to product introductions and new contract manufacturing customers.

Plastics segment sales were $17.9 million in the quarter ended April 30, 1997, compared to $14.0 million one year earlier. The acquisition of Norcore Plastics, Inc. in January 1997 contributed $2.7 million to revenues. Sales of plastic tanks, flexible films and pickup-truck toppers all increased. Operating income in this segment was $987,000 in the first quarter, a one percent increase over the prior year's first quarter. The impact of higher sales was substantially offset by business integration costs and production inefficiencies, resulting in a lower gross profit rate.

Sewn Products segment sales of $5.6 million in the first quarter were at their seasonal low point and were 14 percent higher than the comparable period of the prior year. The higher sales and production efficiencies raised operating income from $85,000 last year in the first quarter to $306,000 this year.

Consolidated gross profits increased by 12 percent over the first quarter of the prior year. Gross profit rate increases in the Electronics and Sewn Products segments were offset by a decline in the Plastics segment. The first quarter consolidated gross profit rate was 19.7 percent last year and 19.1 percent this year. Selling and administrative expenses declined from 10.6 percent of sales to
9.9 percent. The profit impact of higher sales increased first quarter operating and net income by 16 and 18 percent, respectively, when compared to the first quarter of the prior year.





PART II-OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Other Information:  None

Item 6.  (a) Exhibits Filed:  Exh. 27-Financial Data schedule (for SEC only).
                     (See Part 1, page 7 for Earnings Per Share computation)
         (b) Reports on Form 8-K: None




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RAVEN INDUSTRIES, INC.


                                       /s/ Arnold J. Thue
                                       ------------------------------------
                                       Arnold J. Thue
                                       Vice President, Finance, Secretary
                                       and Treasurer (Principal Financial
                                       and Accounting Officer)

DATE:   JUNE 9, 1997