Form 10-Q
period 1997-07-31
RAVEN INDUSTRIES INC
filed 1997-09-08
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:    JULY 31, 1997

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               SOUTH DAKOTA                                     46-0246171
- -------------------------------------------------        -----------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
            or organization)                               Identification No.)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __X__   No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                            OUTSTANDING AS OF JULY 31, 1997
- ----------------------------                     -------------------------------

Common Stock                                     4,850,992 shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of July 31, 1997,
     January 31, 1997 and July 31, 1996                                     3

Consolidated Statements of Income for the three months and
     six months ended July 31, 1997 and 1996                                4

Consolidated Statements of Cash Flows for the
     six months ended July 31, 1997 and 1996                                5

Notes to Consolidated Financial Statements                                  6

Computations of Earnings Per Common Share                                   7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  8-9

PART II-OTHER INFORMATION                                                  10

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                                 7/31/97   01/31/97    7/31/96
                                                                 -------    -------    -------
ASSETS
Cash and cash equivalents ...................................    $ 2,645    $ 3,439    $ 2,929
Accounts receivable,  less allowance for
  doubtful accounts of $345, $340 and $340 ..................     18,816     25,637     15,605
Inventories:
  Materials .................................................     18,637     16,276     15,886
  In process ................................................      5,013      4,574      5,660
  Finished goods ............................................      7,937      4,275      6,522
                                                                 -------    -------    -------
      Total inventories .....................................     31,587     25,125     28,068
Prepaid expenses and other current assets ...................        435        431        493
Deferred income taxes .......................................      2,064      2,064      1,579
                                                                 -------    -------    -------
      Total current assets ..................................     55,547     56,696     48,674
                                                                 -------    -------    -------

Property, plant and equipment ...............................     50,339     48,315     47,253
  Less: accumulated depreciation ............................     32,062     30,173     28,998
                                                                 -------    -------    -------
      Net property, plant and equipment .....................     18,277     18,142     18,255
Other assets, net ...........................................      5,728      5,824      3,655
                                                                 -------    -------    -------
TOTAL ASSETS ................................................    $79,552    $80,662    $70,584
                                                                 =======    =======    =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt ...........................    $   757    $ 1,366    $   813
Accounts payable ............................................      5,789      7,849      6,074
Accrued liabilities and customer advances ...................     10,352     10,801      8,871
                                                                 -------    -------    -------
      Total current liabilities .............................     16,898     20,016     15,758
Long-term debt, less current portion ........................      2,610      3,181      2,682
Deferred income taxes .......................................        736        736        815

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,203,395; 5,187,961 and 5,083,982 shares ........      5,203      5,188      5,084
  Paid in capital ...........................................      2,758      2,673        614
  Retained earnings .........................................     54,257     51,778     48,541
                                                                 -------    -------    -------
                                                                  62,218     59,639     54,239
  Less treasury stock, at cost:
      352,403 shares ........................................      2,910      2,910      2,910
                                                                 -------    -------    -------
      Total stockholders' equity ............................     59,308     56,729     51,329
                                                                 -------    -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................    $79,552    $80,662    $70,584
                                                                 =======    =======    =======


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per share data)

                                        FOR THE THREE                     FOR THE SIX
                                        MONTHS ENDED:                     MONTHS ENDED:
                                 ---------------------------     ---------------------------
                                   07/31/97        07/31/96        07/31/97        07/31/96
                                 -----------     -----------     -----------     -----------
Net sales ...................    $    34,075     $    31,270     $    69,741     $    62,145
Cost of goods sold ..........         28,000          25,872          56,839          50,661
                                 -----------     -----------     -----------     -----------

  Gross profit ..............          6,075           5,398          12,902          11,484

Operating expenses
  Selling ...................          2,018           1,696           3,954           3,450
  Administrative ............          1,650           1,487           3,253           2,993
                                 -----------     -----------     -----------     -----------

     Operating income .......          2,407           2,215           5,695           5,041

Interest expense ............            (78)            (72)           (166)           (141)
Other income, net ...........            147              48             281              88
                                 -----------     -----------     -----------     -----------

  Income before income taxes           2,476           2,191           5,810           4,988

Income taxes ................            874             782           2,074           1,771
                                 -----------     -----------     -----------     -----------
  Net income ................    $     1,602     $     1,409     $     3,736     $     3,217
                                 ===========     ===========     ===========     ===========


Average number of common and
  common-equivalent shares
  outstanding ...............      4,893,072       4,759,281       4,879,296       4,751,983
                                 ===========     ===========     ===========     ===========


Net income per common and
  common-equivalent share ...    $      0.33     $      0.30     $      0.77     $      0.68
                                 ===========     ===========     ===========     ===========


Cash dividends paid per share    $     0.130     $     0.120     $     0.260     $     0.240
                                 ===========     ===========     ===========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                               FOR THE SIX
                                                              MONTHS ENDED:
                                                           -------------------
                                                           7/31/97     7/31/96
                                                           -------     -------
Cash flows from operating activities:
  Net income ..........................................    $ 3,736     $ 3,217
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................      2,660       2,374
      Provision for losses on accounts receivable .....        101          45
      Equity in earnings of affiliate, net of dividends       (100)         24
      (Increase) decrease in accounts receivable ......      6,720         352
      (Increase) decrease in inventories ..............     (6,462)     (4,171)
      (Increase) decrease in other current assets .....         (4)        (80)
      Increase (decrease) in operating liabilities ....     (2,509)        987
      Other ...........................................        (11)         48
                                                           -------     -------
  Net cash provided by (used in) operating activities .      4,131       2,796

Cash flows from investing activities:
  Capital expenditures ................................     (2,750)     (2,536)
  Intangible asset expenditures and other .............        166          38
                                                           -------     -------
  Net cash provided by (used in) investing activities .     (2,584)     (2,498)

Cash flows from financing activities:
  Long-term debt principal payments ...................     (1,184)       (134)
  Proceeds from exercise of stock options .............        100          94
  Dividends paid ......................................     (1,257)     (1,133)
                                                           -------     -------
  Net cash provided by (used in) financing activities .     (2,341)     (1,173)
                                                           -------     -------

  Net increase (decrease) in cash and equivalents .....       (794)       (875)

Cash and cash equivalents at beginning of period ......      3,439       3,804
                                                           -------     -------
Cash and cash equivalents at end of period ............    $ 2,645     $ 2,929
                                                           =======     =======


Cash paid during the period for:
    Interest ..........................................    $   181     $   146
    Income taxes ......................................    $ 2,693     $ 2,167


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
       Article 10 of Regulation S-X of the Securities and Exchange Commission
       (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.


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

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
              COMPUTATIONS OF EARNINGS PER COMMON SHARE (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                                FOR THE THREE                FOR THE SIX
                                                                MONTHS ENDED:               MONTHS ENDED:
                                                          ------------------------    ------------------------
                                                            7/31/97       7/31/96       7/31/97       7/31/96
                                                          ----------    ----------    ----------    ----------

Net income ...........................................    $    1,602    $    1,409    $    3,736    $    3,217
                                                          ==========    ==========    ==========    ==========

  Earnings per common share
    - Primary ........................................    $     0.33    $     0.30    $     0.77    $     0.68
                                                          ==========    ==========    ==========    ==========

  Earnings per common share
    - Fully diluted (1) ..............................    $     0.33    $     0.30    $     0.77    $     0.68
                                                          ==========    ==========    ==========    ==========


Average number of common and common
    equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ..............................     4,842,691     4,726,325     4,839,833     4,721,255

   Dilutive effect of exercise
     of certain stock options ........................        50,381        32,956        39,463        30,728
                                                          ----------    ----------    ----------    ----------

   Average common shares
     - Primary .......................................     4,893,072     4,759,281     4,879,296     4,751,983
                                                          ==========    ==========    ==========    ==========


  Fully diluted (1):
   Weighted average common
     shares outstanding ..............................     4,842,691     4,726,325     4,839,833     4,721,255

   Dilutive effect of exercise
     of certain stock options ........................        54,186        32,956        41,366        30,728
                                                          ----------    ----------    ----------    ----------

   Average common shares
     - Fully diluted .................................     4,896,877     4,759,281     4,881,199     4,751,983
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

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash balance was $2.6 million at July 31, 1997, compared to $2.9 million one year earlier. Net cash provided by operating activities was $4.1 million for the six months ended July 31, 1997, an increase of $1.3 million over the period ended July 31, 1996. Higher earnings and collection of year-end accounts receivable balances accounted for much of the improvement. The company prepaid $1 million of long-term debt due in January, 1998 during the second quarter of the current fiscal year. The company's capital resources continue to be sufficient to fund all operating activities.

RESULTS OF OPERATIONS

Sales were $34.1 million in the quarter ended July 31, 1997, an increase of 9 percent over the second quarter of the prior year. First half sales of $69.7 million were 12 percent higher than the comparable period of the prior fiscal year. Most of the sales increase was in the Plastics segment. Net income of $1.6 million in the second quarter was 14 percent higher than the prior year's second quarter and earnings per share of $.33 was up 10 percent. For the six months, net income of $3.7 million increased 16 percent and earnings per share of $.77 increased 13 percent over the comparable period of the prior year. The increase in the number of average shares outstanding was due primarily to the issuance of 93,701 shares of common stock in connection with the January, 1997 acquisition of Norcore Plastics, Inc.

Plastics segment sales of $16.6 million in the second quarter were 17 percent higher than the year earlier period. The acquisition of Norcore Plastics added $1.8 million to sales in this segment during the quarter and $4.5 million during the first half of the year. Excluding the impact of the acquisition, sales of plastic and fiberglass tanks, and engineered films increased. First half sales of $34.6 million in this segment were 23 percent higher than the first half of the prior year. Second quarter operating income of $989,000 was 8 percent lower than the comparable period of the prior year in the Plastics segment. The profit impact of higher sales was offset by increased selling expenses and lower gross profit rates. Six month operating income was $2.0 million in this segment, 4 percent less than the first six months of the prior fiscal year.

Electronics segment sales of $9.0 million in the second quarter were 1 percent lower than the prior year. A small increase in the company's product lines in support of precision farming was offset by delayed demand from contract manufacturing customers. Contract manufacturing revenues are projected to increase during the second half of the year. For the six months, sales of $21.2 million were essentially unchanged from one year earlier. Operating income of $490,000 in the second quarter was 10 percent higher than the prior year's comparable quarter. Improved operating efficiencies offset the impact of lower sales. First half operating income in the Electronics segment of $2.5 million was 12 percent higher than the first six months of the prior year.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Sewn Products sales of $8.4 million were 5 percent higher in the second quarter of the current year and up 9 percent for the six month period, totaling $14.0 million. Operating income was $928,000 for the quarter and $1.2 million for the six months, an increase of 34 percent and 59 percent, respectively, over the comparable periods of the prior year. The first half of the year is the seasonal low for Sewn Products deliveries, therefore the percentage increases are reflective of the timing of deliveries. Full year projections for this segment continue to indicate sales approximating fiscal 1997 levels.

Consolidated gross profits were up 13 percent in the second quarter and 12 percent in the first half compared to one year earlier, due to the higher sales levels in the Plastics and Sewn Products segments and improved gross profit rates in the Electronics and Sewn Products segments. Selling expenses increased, from 5.4 percent of sales in the second quarter of the prior year to 5.9 percent in the most recent quarter, to improve future growth opportunities in the Electronics and Plastics segments. Administrative expenses were 4.8 percent of sales in both the most recent and prior year's second quarter. On a year to date basis, selling and administrative expenses are relatively unchanged as a percentage of sales. Miscellaneous income increased by $99,000 in the second quarter and $193,000 for the six months, due primarily to improved results at the company's 50 percent owned affiliate. Consolidated income before income taxes increased by 13 percent in the second quarter and 16 percent for the six month period when compared to the same periods in the previous fiscal year.

SAFE HARBOR STATEMENT

THIS REPORT CONTAINS DISCUSSIONS OF ITEMS WHICH MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS. ALTHOUGH RAVEN INDUSTRIES BELIEVES THAT EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCES THAT ITS EXPECTATIONS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE GENERAL ECONOMIC CONDITIONS, WEATHER CONDITIONS WHICH COULD AFFECT CERTAIN OF THE COMPANY'S PRIMARY MARKETS SUCH AS THE AGRICULTURAL MARKET OR ITS MARKET FOR OUTERWEAR, OR CHANGES IN COMPETITION WHICH COULD IMPACT ANY OF THE COMPANY'S PRODUCT LINES.

PART II-OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:

The Company's annual meeting of stockholders was held on May 22, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

            Nominee                             In Favor             Withheld
- ---------------------------------              -----------          ---------

Tony W. Bour                                    4,280,137             77,539
David A. Christensen                            4,285,072             72,604
Mark E. Griffin                                 4,282,437             75,239
Thomas S. Everist                               4,277,437             80,239
Conrad J. Hoigaard                              4,281,643             76,033
Kevin T. Kirby                                  4,282,137             75,539
John C. Skoglund                                4,281,643             76,033

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


                                              RAVEN INDUSTRIES, INC.


                                              /s/ Arnold J. Thue
                                              ----------------------------------
                                              Arnold J. Thue
                                              Vice President, Finance, Secretary
                                              and Treasurer (Principal Financial
                                              and Accounting Officer)
DATE: SEPTEMBER 8, 1997