Form 10-Q
period 1997-10-31
RAVEN INDUSTRIES INC
filed 1997-12-10
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:    OCTOBER 31, 1997

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          SOUTH DAKOTA                                   46-0246171
---------------------------------           ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
                -------------------------------------------------
               Registrant's telephone number, including area code

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          OUTSTANDING AS OF OCTOBER 31, 1997
---------------                -----------------------------------------------
Common Stock                   4,858,283    shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE NO.
PART I-FINANCIAL INFORMATION                                            --------

Consolidated Balance Sheets as of October 31, 1997,
     January 31, 1997 and October 31, 1996                                 3

Consolidated Statements of Income for the three months and
     nine months ended October 31, 1997 and 1996                           4

Consolidated Statements of Cash Flows for the
     nine months ended October 31, 1997 and 1996                           5

Notes to Consolidated Financial Statements                                 6

Computations of Earnings Per Common Share                                  7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  8-9

PART II-OTHER INFORMATION                                                 10

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                               10/31/97  01/31/97  10/31/96
                                                                -------   -------   -------
ASSETS
Cash and cash equivalents ...................................   $ 1,585   $ 3,439   $ 1,960
Accounts receivable,  less allowance for
  doubtful accounts of $352, $340 and $337 ..................    23,926    25,637    21,243
Inventories:
  Materials .................................................    18,870    16,276    16,364
  In process ................................................     5,107     4,574     5,094
  Finished goods ............................................     5,876     4,275     4,944
                                                                -------   -------   -------
      Total inventories .....................................    29,853    25,125    26,402
Prepaid expenses and other current assets ...................       392       431       365
Deferred income taxes .......................................     2,064     2,064     1,579
                                                                -------   -------   -------
      Total current assets ..................................    57,820    56,696    51,549

Property, plant and equipment ...............................    51,731    48,315    47,320
  Less: accumulated depreciation ............................    32,992    30,173    29,429
                                                                -------   -------   -------
      Net property, plant and equipment .....................    18,739    18,142    17,891
Other assets, net ...........................................     5,709     5,824     3,619
                                                                -------   -------   -------
TOTAL ASSETS ................................................   $82,268   $80,662   $73,059
                                                                =======   =======   =======


LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank .........................................   $ 1,000   $     0   $     0
Current portion of long-term debt ...........................     1,119     1,366       813
Accounts payable ............................................     6,156     7,849     5,748
Accrued liabilities and customer advances ...................    10,797    10,801    10,010
                                                                -------   -------   -------
      Total current liabilities .............................    19,072    20,016    16,571
Long-term debt, less current portion ........................     2,216     3,181     2,618
Deferred income taxes .......................................       736       736       815

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,210,686; 5,187,961 and 5,093,109 shares ........     5,211     5,188     5,093
  Paid in capital ...........................................     2,773     2,673       645
  Retained earnings .........................................    55,170    51,778    50,227
                                                                -------   -------   -------
                                                                 63,154    59,639    55,965
  Less treasury stock, at cost:
      352,403 shares ........................................     2,910     2,910     2,910
                                                                -------   -------   -------
      Total stockholders' equity ............................    60,244    56,729    53,055
                                                                -------   -------   -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................   $82,268   $80,662   $73,059
                                                                =======   =======   =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands except per share data)

                                        FOR THE THREE                  FOR THE NINE
                                        MONTHS ENDED                   MONTHS ENDED
                                --------------------------------------------------------
                                   10/31/97       10/31/96       10/31/97       10/31/96
                                -----------    -----------    -----------    -----------

Net sales ...................   $    41,321    $    38,943    $   111,062    $   101,088
Cost of goods sold ..........        35,208         31,888         92,047         82,549
                                -----------    -----------    -----------    -----------

  Gross profit ..............         6,113          7,055         19,015         18,539

Operating expenses
  Selling ...................         2,044          1,903          5,998          5,353
  Administrative ............         1,564          1,554          4,817          4,547
                                -----------    -----------    -----------    -----------

     Operating income .......         2,505          3,598          8,200          8,639

Interest expense ............           (71)           (83)          (237)          (224)
Other income, net ...........           114             56            395            144
                                -----------    -----------    -----------    -----------

  Income before income taxes          2,548          3,571          8,358          8,559

Income taxes ................           907          1,268          2,981          3,039
                                -----------    -----------    -----------    -----------
  Net income ................   $     1,641    $     2,303    $     5,377    $     5,520
                                ===========    ===========    ===========    ===========


Average number of common and
  common-equivalent shares
  outstanding ...............     4,904,548      4,774,665      4,899,326      4,759,543
                                ===========    ===========    ===========    ===========


Net income per common and
  common-equivalent share ...   $      0.33    $      0.48    $      1.10    $      1.16
                                ===========    ===========    ===========    ===========


Cash dividends paid per share   $      0.15    $      0.13    $      0.41    $      0.37
                                ===========    ===========    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                             FOR THE NINE
                                                             MONTHS ENDED
                                                         -------------------
                                                         10/31/97   10/31/96
                                                          -------    -------
Cash flows from operating activities:
  Net income ..........................................   $ 5,377    $ 5,520
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ...................     3,944      3,529
      Provision for losses on accounts receivable .....       157         71
      Equity in earnings of affiliate, net of dividends      (175)        (1)
      (Increase) decrease in accounts receivable ......     1,554     (5,312)
      (Increase) decrease in inventories ..............    (4,728)    (2,505)
      (Increase) decrease in other current assets .....        39         48
      Increase (decrease) in operating liabilities ....    (1,697)     1,800
      Other ...........................................       (19)        54
                                                          -------    -------
  Net cash provided by (used in) operating activities .     4,452      3,204

Cash flows from investing activities:
  Capital expenditures ................................    (4,485)    (3,262)
  Other investing activities, net .....................       255         28
                                                          -------    -------
  Net cash provided by (used in) investing activities .    (4,230)    (3,234)

Cash flows from financing activities:
  Issuance of short-term debt .........................     2,000          0
  Payment of short-term debt ..........................    (1,000)         0
  Long-term debt principal payments ...................    (1,214)      (198)
  Proceeds from exercise of stock options .............       123        134
  Dividends paid ......................................    (1,985)    (1,750)
                                                          -------    -------

  Net cash provided by (used in) financing activities .    (2,076)    (1,814)
                                                          -------    -------

  Net increase (decrease) in cash and equivalents .....    (1,854)    (1,844)

Cash and cash equivalents at beginning of period ......     3,439      3,804
                                                          -------    -------
Cash and cash equivalents at end of period ............   $ 1,585    $ 1,960
                                                          =======    =======


Cash paid during the period for:
    Interest ..........................................   $   253    $   229
    Income taxes ......................................   $ 3,410    $ 2,737


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)





1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1997.


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

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
              COMPUTATIONS OF EARNINGS PER COMMON SHARE (UNAUDITED)
                  (Dollars in thousands except per share data)

                                                             FOR THE THREE               FOR THE NINE
                                                              MONTHS ENDED:               MONTHS ENDED:
                                                         -------------------------------------------------
                                                          10/31/97     10/31/96     10/31/97     10/31/96
                                                         ----------   ----------   ----------   ----------

Net income ...........................................   $    1,641   $    2,303   $    5,377   $    5,520
                                                         ==========   ==========   ==========   ==========

  Earnings per common share
    - Primary ........................................   $     0.33   $     0.48   $     1.10   $     1.16
                                                         ==========   ==========   ==========   ==========

  Earnings per common share
    - Fully diluted (1) ..............................   $     0.33   $     0.48   $     1.10   $     1.16
                                                         ==========   ==========   ==========   ==========


Average number of common and common equivalent shares:
  Primary:
   Weighted average common
     shares outstanding ..............................    4,855,159    4,738,928    4,844,941    4,727,145

   Dilutive effect of exercise
     of certain stock options ........................       49,389       35,737       54,385       32,398
                                                         ----------   ----------   ----------   ----------

   Average common shares
     - Primary .......................................    4,904,548    4,774,665    4,899,326    4,759,543
                                                         ==========   ==========   ==========   ==========


  Fully diluted (1):
   Weighted average common
     shares outstanding ..............................    4,855,159    4,738,928    4,844,941    4,727,146

   Dilutive effect of exercise
     of certain stock options ........................       49,389       38,022       54,385       33,159
                                                         ----------   ----------   ----------   ----------

   Average common shares
     - Fully diluted .................................    4,904,548    4,776,950    4,899,326    4,760,305
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

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

At October 31, 1997, the company had $1.6 million of cash and borrowed $1.0 million on a short-term basis. At October 31, 1996 the company had $2.0 million of cash and no short-term borrowings. Cash is typically used during the first nine months of the year to finance seasonal increases in inventories. Capital expenditures were $1.2 million higher for the nine months ended October 31, 1997 than the comparable period of the prior fiscal year. Spending was higher in the Plastics and Electronics segments. The higher spending was funded by increased cash provided by operating activities. The company's capital resources continue to be sufficient to fund its operating and investing activities. On November 24, 1997, the company announced that it had been authorized by its board of directors to repurchase up to 500,000 shares of its common stock. Depending on the number of shares repurchased and the price of those shares, additional long-term debt financing may be required by the company. Management believes such financing would be available to the company at interest rates equivalent to current financing arrangements.

RESULTS OF OPERATIONS

Third quarter sales of $41.3 million were 6 percent higher than the comparable quarter of the prior year. Unfavorable operating results in the company's Plastics segment were primarily responsible for lower operating and net income. Net income of $1.6 million was 29 percent lower than one year earlier and on a per share basis of $.33 was down 31 percent from the comparable period of the prior year. For the nine months, sales of $111.1 million were 10 percent higher than the first nine months of the prior year. Nine month net income of $5.4 million was down 3 percent from the prior year and on a per share basis declined 5 percent to $1.10 per share. The increase in the number of average shares outstanding was due primarily to the issuance of 93,701 shares of common stock in connection with the January, 1997 acquisition of Norcore Plastics, Inc.

For the full year, unfavorable results in the Plastic segment are expected to reduce operating income for the company below the $12.0 million recorded in fiscal 1997. Demand for industrial plastic tanks remains weak and seasonal strength in agricultural tank sales in not expected to offset the overall profit decline.

Plastics segment sales of $17.1 million in the third quarter were 13 percent higher than one year earlier. The acquisition of Norcore Plastics added $1.0 million to sales in the quarter and $5.5 million in the first nine months of the current year. Excluding the impact of the acquisition, sales of industrial plastic tanks dropped significantly, while pick-up truck topper sales were flat. Sales of engineered films rose 19 percent in the third quarter and were up 10 percent for the nine months. Total Plastics sales for the nine months ended October 31, 1997 were $51.7 million compared to $43.3 million in the comparable period of

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

the prior year. Losses in the industrial tank business and to a lesser extent the pick-up truck topper business reduced operating income in this segment to $70,000 in the third quarter and $2.0 million for the nine months. Comparable operating income figures for the prior year were $925,000 and $3.0 million, respectively.

Electronics segment sales of $11.5 million in the quarter ended October 31, 1997 were 8 percent higher than the comparable quarter of the prior fiscal year. The improvement was due primarily to increases in the company's contract electronics manufacturing business. For the nine month period, sales of $32.7 million were 3 percent higher than the comparable period of the previous year. Gross profit rates improved throughout the segment. Operating income for the three month period of $1.4 million was 30 percent higher and for the nine months was $3.9 million - up 18 percent from the comparable periods of the prior year.

Sewn Products sales of $12.7 million in the third quarter were down 3 percent from the prior year's third quarter, but, at $26.7 million on a year-to-date basis were 3 percent higher than the prior year. The variances relate primarily to the timing of shipments. Relatively higher sales of lower margin products during the quarter combined with the lower sales to reduce profitability. Operating income of $1.0 million in the third quarter was 36 percent lower than the comparable period of the prior year. Nine month operating income of $2.2 million was 5 percent lower than the first nine months of the prior fiscal year.

Consolidated gross profits were down 13 percent in the third quarter and were 3 percent higher for the nine month period, when compared to the prior year, as a result of the operating performance in the Plastics and Sewn Products segments discussed above. Selling and administrative expenses, combined, were relatively unchanged as a percentage of sales. Improved results at the company's 50 percent owned affiliate increased other income for both the third quarter and nine month periods. Consolidated income before income taxes decreased by 29 percent in the third quarter and 2 percent for the nine month period when compared to the same periods in the previous fiscal year.

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

DATE:  DECEMBER 10, 1997