Form 10-K
period 1998-01-31
RAVEN INDUSTRIES INC
filed 1998-04-24
CIK 82166

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number  0-3136

                             RAVEN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Dakota                                    46-0246171
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

 205 E. 6th Street, Sioux Falls, South Dakota   57117
--------------------------------------------------------------------------------
   (Address of principal offices)(Zip Code)

Registrant's telephone number, including area code  (605) 336-2750

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           Common stock, $1 par value
                           --------------------------
                              (Title of each class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been sub ject to such filing requirements for the past ninety days.
                                                              Yes __X__  No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $21.00 per share as reported on the NASDAQ National Market System on April 15, 1998 was $90,311,277.

Shares of common stock outstanding at April 15, 1998: 4,827,907.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant's Annual Report to Shareholders for the year ended January 31, 1998 and Proxy Statement for registrant's 1998 annual meeting, a defini tive copy of which was filed on April 16, 1998. All such information set forth under the heading "Reference" below is incorporated herein by reference. A copy of the registrant's Annual Report to Shareholders for the year ended January 31, 1998 is included in this report.


 PART I.          ITEM IN FORM 10-K                      REFERENCE
 -------          -----------------                      ---------

Item 1.      Business                          Business, pages 4-7, this
                                                         document; Business
                                                         Segments, page 3, and
                                                         Sales by Markets, page
                                                         17, Annual Report to
                                                         Shareholders

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

 PART II.
---------

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

Item 6.      Selected Financial Data           Eleven-Year Financial
                                                         Summary, pages 18-19,
                                                         Annual Report to
                                                         Shareholders

Item 7.      Management's Discussion           Financial Review and
                       and Analysis of                   Analysis, pages 20-23,
                       Financial Condition               Annual Report to Share
                       and Results of                    holders
                       Operations

 PART II.    continued:
 --------
                  ITEM IN FORM 10-K                      REFERENCE
                  -----------------                      ---------

Item 8.      Financial Statements and          Annual Report to Share-
                       Supplementary Data                holders, pages 25-36

Item 9.      Changes in and Disagree-          Changes in and Disagree-
                       ments with Account-               ments with Accountants
                       ants on Accounting                on Accounting and
                       and Financial                     Financial Disclosure,
                       Disclosure                        page 9, this document


 PART III.
 ---------

Item 10.     Directors of the Regis-           Election of Directors and
                 trant                                   Executive Compensation,
                                                         Proxy Statement

             Executive Officers of             Executive Officers of
                       the Registrant                    Registrant, page 10,
                                                         this document and Other
                                                         Matters, Proxy
                                                         Statement

Item 11.     Executive Compensation            Executive Compensation,
                                                         Proxy Statement

Item 12.     Voting Securities and             Ownership of Common Stock,
                       Principal Holders                 Proxy Statement
                       Thereof

Item 13.     Certain Relationships
                       and Related             Election of Directors,
                       Transactions                      Proxy Statement

 ITEM IV.
 --------
                                               Exhibits, Financial
Item 14.     Exhibits, Financial                         Statement Schedule
                       Statement Schedule                and Reports on Form
                       and Reports on Form               8-K, pages 10-12,
                       8-K.                              this document.

                             RAVEN INDUSTRIES, INC.

                                    FORM 10-K

                           year ended January 31, 1998


Item 1.        Business

General

            Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report. Raven is headquartered in Sioux Falls, South Dakota, employing approximately 1,500 persons in nine states.

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

            The company has three business segments: Electronics, Plastics and Sewn Products. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, more than one business segment may serve the product markets identified above. Page 3 in the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the three business segments.

Business Segments

            Electronics - Historically, this segment provided a variety of assemblies and controls to the U.S. Department of Defense and other defense contractors. The company is expanding this segment's capabilities in contract electronics assembly for commercial customers to offset a decline in defense contracts. Assemblies manufactured by the Electronics segment include communication, computer and other products where high quality is critical. Flow control devices, used primarily for precision farming applications, are designed and produced within this business segment. These devices are also used for roadside and turf spraying. Management believes that acquisition of new technologies for height and depth control will expand the company's capabilities to support precision farming in future years. The segment also builds and installs automated control systems for use in feedmills.

            Contract electronics assembly sales are made in response to competitive bid requests by defense agencies or other contractors. The level and nature of competition vary with the type of product, but the company frequently competes with a number of assembly manufacturers on any given bid request. Home office personnel sell flow control devices directly to original equipment manufacturers (OEMs) and distributors. Company sales representatives sell automated systems directly to feedmills. All the product markets the company participates in are competitive, with customers having a number of suppliers to choose from.

            Plastics - Products in this segment include heavy-duty sheeting for industrial and agricultural applications; fiberglass, polyethylene and dual-laminate tanks for industrial and agricultural use; high altitude balloons for public and commercial research; and pickup-truck toppers sold in the small truck aftermarket. The company's capability to produce dual-laminate tankage resulted from the acquisition of Norcore Plastics in January 1997.

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

            Pickup-truck toppers are sold throughout the U.S., using a dealer network. The overall market for toppers has declined since the late 1980's as alternatives to pickups with toppers, primarily minivans and sport-utility vehicles, increased in popularity. The number of topper manufacturers has fallen but is still substantial.

            Sewn Products - This segment produces and sells outerwear for a variety of recreational activities, including skiing, hunting and fishing. The segment also manufactures sport balloons principally for recreational use. Another major product is large inflatable devices, which enjoy a number of uses, such as parade floats and advertising media.

            Recreational outerwear is sold both to retailers through an independent sales representative network, and by home office personnel to catalog retailers. There are many outerwear manufacturers in the U.S. and abroad, and considerable competition exists. The company competes successfully in the medium-to-higher priced range of the market where specialty fabrics such as Gore-Tex(R) are involved, emphasizing quality, service and manufacturing expertise.

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

Major Customer Information

            No customer accounted for more than 10 percent of consolidated sales in fiscal 1998. However, the company sells sewn products to several large customers. In fiscal 1998, the top five customers in the Sewn Products segment accounted for more than two-thirds of the sales in that segment. Although the loss of these accounts would adversely affect profitability, the company believes that, over the long term, addition of new customers and sales growth from existing customers would replace any lost sales.

Seasonality/Working Capital Requirements

            Some seasonality in demand exists for the company's outerwear products, many of which are built in spring/summer for summer/fall delivery. Most of these sales carry net thirty day terms, although some winter-dated terms are available. Sales to the agricultural market (flow controls, plastic tanks) also experience some seasonality, building in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms

Seasonality/Working Capital Requirements Continued:

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

Research and Development

            The business segments noted above conduct ongoing research and development efforts. Most of the company's research and development expenditures are directed toward new products in the Electronics and Plastics segments. Total company research and development costs are disclosed in Note 1 to the consolidated financial statements located on page 29 of the Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

            Raven believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past and anticipated in the future have not significantly affected capital expenditures, earnings or competitive position.

Backlog

            As of February 1, 1998, the company's backlog of firm orders totaled $47.2 million. Comparable backlog amounts as of February 1, 1997 and 1996 were $38.1 million and $32.5 million, respectively. Approximately $4 million of the February 1, 1998 backlog is not scheduled for shipment by January 31, 1999.

Item 2.       Properties

                        Square                                         Business
Location                Feet          Use                              Segments
--------                ----          ---                              --------
Sioux Falls, SD         150,000       Corporate office and             Corporate and
                                      electronics manufacturing        Other
                                                                       Electronics

                         73,300       Storage tank                     Plastics
                                      manufacturing

                         68,400       Sewn products warehouse          Sewn Products

                         62,300       Plastic sheeting                 Plastics
                                      manufacturing

                         59,000       Plastic sheeting and hot-        Plastics
                                      air balloon manufacturing        Sewn Products

                         31,400       Storage tank                     Plastics
                                      manufacturing

                         27,000       Offices and material             Sewn Products
                                      handling facility

                         25,300       Inflatable manufacturing         Sewn Products

                         24,000       Prototype manufacturing          Electronics

                         10,200       Machine Shop                     Corporate and
                                                                       Other

                          6,200       Training/meeting center          Corporate and
                                                                       Other

Dunnell, MN              81,500       Pickup-truck topper              Plastics
                                      manufacturing

Eloy, AZ                 51,600       Pickup-truck topper              Plastics
                                      manufacturing

Albertville, AL          49,600       Storage tank                     Plastics
                                      manufacturing

Tacoma, WA              *46,650       Storage tank                     Plastics
                                      manufacturing

Sulphur Springs, TX     *45,400       Research balloon                 Plastics
                                      manufacturing

Springfield, OH          30,000       Plastic sheeting                 Plastics
                                      manufacturing

                        Square                                         Business
Location                Feet          Use                              Segments
--------                ----          ---                              --------
Huron, SD                24,100       Sewing plant                     Sewn Products

Washington Court         21,500       Storage tank                     Plastics
House, OH                             manufacturing

St. Louis, MO            21,000       Electronics manufacturing        Electronics

Gordo, AL               *20,000       Feedmill automation              Electronics
                                      equipment manufacturing

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


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 10.    Executive Officers of the Registrant

       Name              Age           Position             Period Served
       ----              ---           --------             -------------

David A. Christensen     63      President and Chief    April 1971 to present
                                 Executive Officer

Gary L. Conradi          58      Vice President,        January 1980 to present
                                 Corporate Services

Ronald M. Moquist        52      Executive Vice         January 1979 to present
                                 President

Arnold J. Thue           59      Vice President,        January 1980 to present
                                 Finance, Secretary
                                 and Treasurer

Each of the above named individuals serves at the pleasure of the Board of Directors. Each serves on a year-to-year basis.


Item 14.    Exhibits, Financial Statement Schedule and Reports on
            Form 8-K

      (a)   Consolidated Financial Statements and Schedule

            1.    Incorporated by reference from the attached 1998 Annual Report to Shareholders:

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

      (b)   Reports on Form 8-K

            There were no reports filed on Form 8-K during the fourth quarter ended January 31, 1998.

Item 14.    Exhibits, Financial Statement Schedule and Reports on
            Form 8-K, continued:

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

            10(g) The Raven Industries, Inc. Post-Retirement Health and Survivor Benefit Plan.*

            10(h) Deferred Compensation Plan between Raven Industries, Inc. and David A. Christensen dated as of June 1, 1986.*

            10(i) Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989.*

            10(n)       Form of Incentive Stock Option Agreements.*

Item 14.    Exhibits, Financial Statement Schedule and Reports on
            Form 8-K, continued:

            Exhibit
            Number                          Description
            ------                          -----------

            10(o)       Form of Nonqualified Stock Option Agreements.*

            10(p) Form of Amendment Agreement relating to outstanding Incentive Stock Options.*

            10(q) Raven Industries, Inc. 1990 Stock Option Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed April 25, 1990).

            13 1998 Annual Report to Shareholders (only those portions specifically incorporated herein by refer ence shall be deemed filed with the Commission).

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

                                      RAVEN INDUSTRIES, INC.
                                      (Registrant)


April 24, 1998                        By:  /S/ David A. Christensen
-----------------------                    -------------------------------------
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

April 24, 1998                        By:  /S/ David A. Christensen
-----------------------                    -------------------------------------
      Date                                 David A. Christensen
                                           President (Principal Executive
                                                 Officer and Director)


April 24, 1998                             /S/ Arnold J. Thue
-----------------------                    -------------------------------------
      Date                                 Arnold J. Thue
                                           Vice President, Finance,
                                                 Secretary and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                           Directors:

April 24, 1998                             /S/ Conrad J. Hoigaard
-----------------------                    -------------------------------------
      Date                                 Conrad J. Hoigaard

April 24, 1998                             /S/ John C. Skoglund
-----------------------                    -------------------------------------
      Date                                 John C. Skoglund

April 24, 1998                             /S/ Mark E. Griffin
-----------------------                    -------------------------------------
      Date                                 Mark E. Griffin

April 24, 1998                             /S/ Kevin T. Kirby
-----------------------                    -------------------------------------
      Date                                 Kevin T. Kirby

April 24, 1998                             /S/ Anthony W. Bour
-----------------------                    -------------------------------------
      Date                                 Anthony W. Bour

April 24, 1998                             /S/ Thomas S. Everist
-----------------------                    -------------------------------------
      Date                                 Thomas S. Everist

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Raven Industries, Inc.:

            Our report on the consolidated financial statements of Raven Industries, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 36 of the 1998 Annual Report to Shareholders of Raven Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.(a)2. on page 10 of this Form 10-K.

            In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                      COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
March 6, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              for the years ended January 31, 1998, 1997 and 1996

                             (Dollars in thousands)

                                   ----------


             Column A                Column B               Column C               Column D       Column E
             --------               ----------    ----------------------------    -----------     --------

                                                           Additions
                                                  ----------------------------
                                    Balance at    Charged to        Charged to    Deductions
                                    Beginning     Costs and           Other          From        Balance at
           Description               of Year       Expenses          Accounts     Reserves(1)    End of Year
           -----------               -------       --------          --------     -----------    -----------
Deducted in the balance sheet
    from the asset to which it
    applies:
  Allowance for doubtful
      accounts:
    Year ended January 31, 1998       $340          $193               None         $143            $390
                                      ====          ====                            ====            ====

    Year ended January 31, 1997       $340          $ 88               None         $ 88            $340
                                      ====          ====                            ====            ====

    Year ended January 31, 1996       $350          $ 68               None         $ 78            $340
                                      ====          ====                            ====            ====


Note:

      (1) Represents uncollectible accounts receivable written off during the year, net of recoveries.