Form 10-Q
period 1998-04-30
RAVEN INDUSTRIES INC
filed 1998-06-08
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: APRIL 30, 1998

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         SOUTH DAKOTA                                   46-0246171
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  __X__       No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                      OUTSTANDING AS OF JUNE 3, 1998
--------------------------            ------------------------------------------

Common Stock                          4,770,803  shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of April 30, 1998,
     January 31, 1998 and April 30, 1997                                    3

Consolidated Statements of Income for the three months
     ended April 30, 1998 and 1997                                          4

Consolidated Statements of Cash Flows for the
     three months ended April 30, 1998 and 1997                             5

Notes to Consolidated Financial Statements                                  6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  7-8

PART II-OTHER INFORMATION                                                   9

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                 04/30/98     01/31/98      4/30/97
                                                                 ---------    ---------    ---------
ASSETS
Cash and cash equivalents ...................................    $   1,660    $   2,850    $   2,055
Accounts and note receivable, less allowance for
  doubtful accounts of $417, $390 and $342 ..................       24,034       26,973       23,001
Inventories:
  Materials .................................................       20,467       17,801       17,696
  In process ................................................        5,564        3,882        4,783
  Finished goods ............................................        6,558        4,133        5,864
                                                                 ---------    ---------    ---------
      Total inventories .....................................       32,589       25,816       28,343
Deferred income taxes .......................................        1,682        1,686        2,064
Prepaid expenses and other current assets ...................          380          506          328
                                                                 ---------    ---------    ---------
      Total current assets ..................................       60,345       57,831       55,791
                                                                 ---------    ---------    ---------

Property, plant and equipment ...............................       54,955       53,805       49,588
  Less: accumulated depreciation ............................       35,183       33,988       31,183
                                                                 ---------    ---------    ---------
      Net property, plant and equipment .....................       19,772       19,817       18,405
Note receivable, less current portion .......................        1,311        1,259
Other assets, net ...........................................        3,577        3,683        5,852
                                                                 ---------    ---------    ---------
TOTAL ASSETS ................................................    $  85,005    $  82,590    $  80,048
                                                                 =========    =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank .........................................    $   4,000    $       0    $       0
Current portion of long-term debt ...........................        1,754        1,765        1,766
Accounts payable ............................................        6,339        7,480        6,526
Accrued liabilities and customer advances ...................        9,915       10,130       10,125
                                                                 ---------    ---------    ---------
      Total current liabilities .............................       22,008       19,375       18,417
Long-term debt, less current portion ........................          601        1,128        2,639
Deferred income taxes .......................................          524          524          736

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,214,406; 5,210,832 and 5,189,953 shares ........        5,214        5,211        5,190
  Paid in capital ...........................................        2,849        2,844        2,693
  Retained earnings .........................................       57,432       57,131       53,283
                                                                 ---------    ---------    ---------
                                                                    65,495       65,186       61,166
  Less treasury stock, at cost:
      386,403; 386,403 and 352,403 shares ...................        3,623        3,623        2,910
                                                                 ---------    ---------    ---------
      Total stockholders' equity ............................       61,872       61,563       58,256
                                                                 ---------    ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................    $  85,005    $  82,590    $  80,048
                                                                 =========    =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per-share data)

                                                FOR THE THREE
                                                MONTHS ENDED:
                                         -------------------------
                                          04/30/98       04/30/97
                                         ----------     ----------

Net sales .........................      $   32,162     $   35,666
Cost of goods sold ................          26,743         28,839
                                         ----------     ----------

  Gross profit ....................           5,419          6,827
                                         ----------     ----------

Operating expenses
  Selling .........................           2,081          1,936
  Administrative ..................           1,732          1,603
                                         ----------     ----------

     Operating income .............           1,606          3,288
                                         ----------     ----------

Interest expense ..................             (84)           (88)
Other income, net .................              78            134
                                         ----------     ----------

  Income before income taxes ......           1,600          3,334

Income taxes ......................             576          1,200
                                         ----------     ----------
  Net income ......................      $    1,024     $    2,134
                                         ==========     ==========



Net income per common share:

         Basic ....................      $     0.21     $     0.44

         Diluted ..................      $     0.21     $     0.44


Cash dividends paid per share .....      $     0.15     $     0.13


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                FOR THE THREE
                                                                MONTHS ENDED:
                                                           -----------------------
                                                           04/30/98      04/30/97
                                                           ---------     ---------
Cash flows from operating activities:
  Net income ..........................................    $   1,024     $   2,134
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization ...................        1,390         1,325
      Provision for losses on accounts receivable .....           95            34
      Deferred income taxes ...........................            4             0
      Equity in earnings of affiliate, net of dividends            0          (100)
      (Increase) decrease in accounts receivable ......        2,844         2,602
      (Increase) decrease in inventories ..............       (6,773)       (3,218)
      (Increase) decrease in other current assets .....          126           103
      Increase (decrease) in operating liabilities ....       (1,356)       (1,999)
      Other ...........................................          (49)           25
                                                           ---------     ---------
  Net cash provided by (used in) operating activities .       (2,695)          906

Cash flows from investing activities:
  Capital expenditures ................................       (1,262)       (1,539)
  Other ...............................................           20            (2)
                                                           ---------     ---------
  Net cash provided by (used in) investing activities .       (1,242)       (1,541)

Cash flows from financing activities:
  Issuance of short-term debt .........................        4,000             0
  Long-term debt principal payments ...................         (538)         (142)
  Net proceeds from exercise of stock options .........            8            22
  Dividends paid ......................................         (723)         (629)
                                                           ---------     ---------

  Net cash provided by (used in) financing activities .        2,747          (749)
                                                           ---------     ---------

  Net increase (decrease) in cash and equivalents .....       (1,190)       (1,384)

Cash and cash equivalents at beginning of period ......        2,850         3,439
                                                           ---------     ---------
Cash and cash equivalents at end of period ............    $   1,660     $   2,055
                                                           =========     =========


Cash paid during the period for:
    Interest ..........................................    $      89     $      95
    Income taxes ......................................    $     421     $     320


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2. Details of the earnings per share computation are presented below (dollars in thousands, except per share data):

                                                     FOR THE THREE
                                                     MONTHS ENDED:
                                              ------------------------
                                                4/30/98      4/30/97
                                              ----------    ----------

         Net income ......................    $    1,024    $    2,134
                                              ==========    ==========

         Average common shares outstanding     4,826,780     4,836,975

         Dilutive impact of stock options         24,560        28,545
                                              ----------    ----------

         Average common and common
           equivalent shares outstanding .     4,851,340     4,865,520
                                              ==========    ==========

         Net income per share:

                Basic ....................    $     0.21    $     0.44
                                              ==========    ==========
                Diluted ..................    $     0.21    $     0.44
                                              ==========    ==========

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash balance of $1.7 million at April 30, 1998 was $1.2 million less than January 31, 1998 and $395,000 less than April 30, 1997. Notes payable of $4.0 million at April 30, 1998 were required to fund seasonal increases in inventory levels; no such borrowings were required at January 31, 1998 or April 30, 1997. Inventory levels increased by $4.2 million from April 30, 1997 to April 30, 1998 in support of increased sales order backlogs in the Electronics and Sewn Products segments. Subsequent to April 30, 1998, the company increased its available credit facilities with Norwest Bank South Dakota N.A. from $5 million to $10 million, providing additional funding for potential repurchases of common shares. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales and net income for the quarter ended April 30, 1998 fell 10 percent and 52 percent, respectively from the first quarter records of the previous year. First quarter sales of $32.2 million were down $3.5 million from the comparable period of the prior year. Net income of $1.0 million or $0.21 per share in the first quarter was $1.1 million or $0.23 per share lower than one year earlier. Sales and operating income were lower in each of the company's business segments.

Electronics segment sales of $11.7 million in the first quarter were 3 percent lower than one year earlier. Contract electronics sales were $1.0 million lower than the prior year. This reduction relates to the timing of shipments and is not expected to impact full year results. Sales of flow control devices were reduced by over $500,000 in the first quarter as a result of weakness in the agricultural market due to unfavorable weather in the southeastern United States and the impact of lower wheat prices. These shortfalls were partially offset by higher sales of feedmill automation systems. Operating income was $1.2 million in the Electronics segment during the quarter, 38 percent lower than the comparable period of the prior year. With sales levels lower than planned, and relatively lower sales of products with stronger gross profit rates, the gross profit rate in this segment was 3.9 percentage points lower than the year earlier period.

Plastics segment sales were $16.5 million in the quarter ended April 30, 1998 and were 8 percent lower than the first quarter of the previous year. Higher sales of engineered films were offset by continuing weakness in the industrial market for plastic storage tanks. Sales of pickup-truck toppers also declined slightly. Compared to the first quarter of the prior year, operating income of $547,000 was down 45 percent. This reduction was due primarily to the weakness in demand, associated idle capacity costs and reduced gross profits in the plastic tank business. Compared to the third and fourth quarters of the prior

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

fiscal year, operating margins in the company's plastic tank business improved in the quarter just ended, but remain at levels unacceptable to management.

Sewn Products segment sales are typically at the seasonal low point in the first quarter of the fiscal year. As a result, performance measures may not be, and are not expected to be, representative of the full year. First quarter sales of $3.9 million were down 31 percent from the first quarter of the prior year. Later scheduled deliveries to major customers caused the lower sales and created a 22 percent increase in Sewn Products backlog at April 30, 1998 when compared to April 30, 1997. The relatively low sales generated a first quarter operating loss of $172,000 compared to operating income of $306,000 in the prior year.

Consolidated gross profits of $5.4 million in the first quarter were 21 percent lower than the prior year's first quarter due primarily to the lower sales. Selling expenses were 7 percent higher as a result of an increased emphasis on penetrating new markets in the Electronics and Plastics segments. Administrative expense includes an increased provision for losses on accounts receivable. First quarter operating income of $1.6 million was 51 percent lower than the previous year. Other income in the quarter ended April 30, 1997 included $100,000 from the company's 50 percent owned affiliate, which was sold in January 1998. First quarter pretax income of $1.6 million was 52 percent lower than the first quarter of the prior fiscal year.

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


                                        RAVEN INDUSTRIES, INC.


                                          /s/ Arnold J. Thue
                                        ----------------------------------------
                                          Arnold J. Thue
                                          Vice President, Finance, Secretary
                                          and Treasurer (Principal Financial
                                          and Accounting Officer)
DATE: JUNE 8, 1998