Form 10-Q
period 1998-07-31
RAVEN INDUSTRIES INC
filed 1998-09-09
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)

      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:    JULY 31, 1998

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   SOUTH DAKOTA                                46-0246171
-------------------------------------------------          ---------------------
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

                  Yes  __X__                          No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AS OF SEPTEMBER 3, 1998
---------------------------------            -----------------------------------
Common Stock                                            4,713,803 shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                  PAGE NO.

PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of July 31, 1998,
     January 31, 1998 and July 31, 1997                                 3

Consolidated Statements of Income for the three and six months
     ended July 31, 1998 and 1997                                       4

Consolidated Statements of Cash Flows for the
     six months ended July 31, 1998 and 1997                            5

Notes to Consolidated Financial Statements                              6

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               7-9

PART II-OTHER INFORMATION                                              10

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                 07/31/98     01/31/98   07/31/97
                                                                 --------     --------   --------
ASSETS

Cash and cash equivalents ...................................     $ 2,129     $ 2,850     $ 2,645
Accounts and note receivable, less allowance for
  doubtful accounts of $407, $390 and $345 ..................      20,066      26,973      18,816
Inventories:
  Materials .................................................      19,493      17,801      18,637
  In process ................................................       6,604       3,882       5,013
  Finished goods ............................................       8,462       4,133       7,937
                                                                  -------     -------     -------
      Total inventories .....................................      34,559      25,816      31,587

Deferred income taxes .......................................       1,682       1,686       2,064
Prepaid expenses and other current assets ...................         216         506         435
                                                                  -------     -------     -------
      Total current assets ..................................      58,652      57,831      55,547
                                                                  -------     -------     -------

Property, plant and equipment ...............................      56,040      53,805      50,339
  Less: accumulated depreciation ............................      36,092      33,988      32,062
                                                                  -------     -------     -------
      Net property, plant and equipment .....................      19,948      19,817      18,277
Note receivable, less current portion .......................       1,365       1,259
Other assets, net ...........................................       3,482       3,683       5,728
                                                                  -------     -------     -------
TOTAL ASSETS ................................................     $83,447     $82,590     $79,552
                                                                  =======     =======     =======



LIABILITIES AND STOCKHOLDERS' EQUITY

Current portion of long-term debt ...........................       1,682       1,765         757
Accounts payable ............................................       5,725       7,480       5,789
Accrued liabilities and customer advances ...................       9,960      10,130      10,352
                                                                  -------     -------     -------
      Total current liabilities .............................      17,367      19,375      16,898
Long-term debt, less current portion ........................       4,584       1,128       2,610
Deferred income taxes .......................................         524         524         736

Stockholders' equity

  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,214,406; 5,210,832 and 5,203,395 shares ........       5,214       5,211       5,203
  Paid in capital ...........................................       2,849       2,844       2,758
  Retained earnings .........................................      58,217      57,131      54,257
                                                                  -------     -------     -------
                                                                   66,280      65,186      62,218
  Less treasury stock, at cost:

      471,203; 386,403 and 352,403 shares ...................       5,308       3,623       2,910
                                                                  -------     -------     -------
      Total stockholders' equity ............................      60,972      61,563      59,308
                                                                  -------     -------     -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................     $83,447     $82,590     $79,552
                                                                  =======     =======     =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                  (Dollars in thousands, except per-share data)

                                      FOR THE THREE               FOR THE SIX
                                       MONTHS ENDED               MONTHS ENDED
                                  ----------------------      ----------------------
                                  07/31/98      07/31/97      07/31/98      07/31/97
                                  --------      --------      --------      --------
Net sales ...................     $ 36,208      $ 34,075      $ 68,370      $ 69,741
Cost of goods sold ..........       30,175        28,000        56,918        56,839
                                  --------      --------      --------      --------

  Gross profit ..............        6,033         6,075        11,452        12,902

Operating expenses
  Selling ...................        2,030         2,018         4,111         3,954
  Administrative ............        1,620         1,650         3,352         3,253
                                  --------      --------      --------      --------

     Operating income .......        2,383         2,407         3,989         5,695

Interest expense ............         (144)          (78)         (228)         (166)
Other income, net ...........          102           147           180           281
                                  --------      --------      --------      --------

  Income before income taxes         2,341         2,476         3,941         5,810

Income taxes ................          839           874         1,415         2,074
                                  --------      --------      --------      --------
  Net income ................     $  1,502      $  1,602      $  2,526      $  3,736
                                  ========      ========      ========      ========


Net income per common share:

         Basic ..............     $   0.31      $   0.33      $   0.53      $   0.77

         Diluted ............     $   0.31      $   0.33      $   0.52      $   0.77


Cash dividends paid per share     $  0.160      $  0.130      $  0.320      $  0.031




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                                FOR THE SIX
                                                                MONTHS ENDED
                                                            ---------------------
                                                            07/31/98     07/31/97
                                                            --------     --------
Cash flows from operating activities:

  Net income ..........................................     $ 2,526      $ 3,736
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization ...................       2,710        2,660
      Provision for losses on accounts receivable .....         104          101
      Deferred income taxes ...........................           4
      Equity in earnings of affiliate, net of dividends                     (100)
      Change in accounts receivable ...................       6,803        6,720
      Change in inventories ...........................      (8,743)      (6,462)
      Change in other current assets ..................         290           (4)
      Change in operating liabilities .................      (1,925)      (2,509)
      Other ...........................................        (103)         (11)
                                                            -------      -------
  Net cash provided by operating activities ...........       1,666        4,131

Cash flows from investing activities:
  Capital expenditures ................................      (2,680)      (2,750)
  Other ...............................................          37          166
                                                            -------      -------
  Net cash used in investing activities ...............      (2,643)      (2,584)

Cash flows from financing activities:
  Issuance of short-term debt .........................       4,000
  Payment of short-term debt ..........................      (4,000)
  Issuance of long-term debt ..........................       5,000
  Long-term debt principal payments ...................      (1,627)      (1,184)
  Net proceeds from exercise of stock options .........           8          100
  Dividends paid ......................................      (1,440)      (1,257)
  Purchase of treasury stock ..........................      (1,685)
                                                            -------      -------

  Net cash provided by (used in) financing activities .         256       (2,341)
                                                            -------      -------

  Net decrease in cash and equivalents ................        (721)        (794)

Cash and cash equivalents at beginning of period ......       2,850        3,439
                                                            -------      -------
Cash and cash equivalents at end of period ............     $ 2,129      $ 2,645
                                                            =======      =======


Cash paid during the period for:

    Interest ..........................................     $   165      $   181
    Income taxes ......................................     $ 1,525      $ 2,693


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2. Details of the earnings per share computation are presented below (dollars in thousands, except per share data):

                                            FOR THE THREE                  FOR THE SIX
                                            MONTHS ENDED                   MONTHS ENDED
                                      -------------------------     -------------------------
                                       07/31/98       07/31/97       07/31/98       07/31/97
                                      ----------     ----------     ----------     ----------
Net income ......................     $    1,502     $    1,602     $    2,526     $    3,736
                                      ==========     ==========     ==========     ==========

Average common shares outstanding      4,779,070      4,842,691      4,802,925      4,839,833

Dilutive impact of stock options           8,301         54,186         14,890         41,366
                                      ----------     ----------     ----------     ----------

Average common and common
  equivalent shares outstanding .      4,787,371      4,896,877      4,817,815      4,881,199
                                      ==========     ==========     ==========     ==========

Net income per share:
     Basic ......................     $     0.31     $     0.33     $     0.53     $     0.77

     Diluted ....................     $     0.31     $     0.33     $     0.52     $     0.77

3. In May 1998, the company borrowed $5.0 million under a long-term unsecured note with Norwest Bank South Dakota, N.A. at 8.0 percent interest. Five $1.0 million principal payments are due under the note beginning in fiscal year 2000 and continue through fiscal year 2004.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash balance was $2.1 million at July 31, 1998, compared with $2.6 million one year earlier. The company obtained additional long-term financing in the amount of $5.0 million. This was used to repay $4.0 million of short-term borrowing and provide funds for the potential repurchase of common shares. The company retains a $5.0 million conditional line of credit. The company repurchased 84,800 shares of its stock during the second quarter. The average purchase price was $19.87 per share for a total of $1.7 million. As of July 31, 1998, the company's long-term debt including the current portion was $6.3 million compared with $3.4 million one year earlier. Inventory levels increased $3.0 million from July 31, 1997, due primarily to later scheduled deliveries in the Sewn Products segment. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales were $36.2 million for the quarter ended July 31, 1998, an increase of $2.1 million over the second quarter of the prior year. First half sales of $68.4 million were $1.4 million below the comparable period of the prior fiscal year. Lower sales in both the Plastics segment and the Sewn Products segment contributed to this result. Net income of $1.5 million or $0.31 per share (basic) in the second quarter was $100,000 below the second quarter of fiscal 1998. For the first six months, net income of $2.5 million or $0.53 per share (basic) was $1.2 million or $0.24 per share lower than one year earlier. Operating income for the first six months was lower in each of the company's business segments.

Electronics segment sales of $11.5 million in the second quarter were $2.5 million more than the same period the prior year. The second quarter operating income for the Electronics segment was $1.0 million, more than double from the comparable period last year. For the first six months, sales totaled $23.2 million, up 10 percent over last year. Operating income for the first half of the year totaled $2.2 million, which was $247,000 less than the first six months of fiscal 1998. Second quarter sales of $2.9 million for flow control devices represented an increase of 4 percent over last year's second quarter. Despite this result, management expects that the weak agricultural market may have an unfavorable impact on the sales of flow control devices. Sales of contract electronics were up, and the margins generated showed a marked improvement over the first quarter of fiscal 1999. Higher sales of feedmill automation systems, along with increased margins on this product line, have contributed heavily to this segment's performance.

Plastics segment sales of $16.8 million for the second quarter were 1 percent higher than the same period last year. Sales of $33.3 million for the first six months were 4 percent lower than the first half of fiscal 1998. Continuing weak sales in the industrial market for plastic storage tanks were offset by a higher sales volume in engineered films and pickup toppers. Operating income for the second quarter was $1.1 million, up 10 percent

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

over last year. For the first six months, operating income was $1.6 million compared with $2.0 million for the same period last year.

Sewn Products segment sales of $7.9 million were 6 percent lower than the $8.4 million recorded in the second quarter of last year. Segment sales totaled $11.8 million in the first half of the year, down 16 percent from the six month results of fiscal 1998. Major customers have scheduled later deliveries this year, causing the lower sales. Operating income of $293,000 for the second quarter was 68 percent lower than the same period last year. The first six months generated operating income of $121,000, 90 percent below the first half of last year. The second quarter saw the recovery of the operating loss posted in the first quarter. Lower margins on deliveries of garments, inflatable display products and hot air balloons have compounded the results. Historical deliveries of Sewn Products are low during the first half of the year, therefore, management expects to see an improvement in the next six months.

Consolidated gross profits were 1 percent lower for the second quarter and 11 percent lower for the first half when compared with the same periods last year. Second quarter net income of $1.5 million was 6 percent below last year's second quarter. Year-to-date net income of $2.5 million was 32 percent lower the last year's first half. These results were due primarily to the delivery of lower margin products in the Sewn Products and Plastics segments. Selling expenses was 2 percent higher for the second quarter than for the same period the previous year. For the first half of the year, selling expenses were 5 percent higher than the previous year's first half. This reflects an increased emphasis on securing new markets in the Electronics and Plastics segments. Administrative expenses were approximately the same when compared to last year's figures. Pretax income of $2.3 million for the second quarter was 5 percent less than the same period the previous year. The pretax income for the first six months was $3.9 million, 32 percent lower than last year.

YEAR 2000 STATEMENT

The company is working to resolve the potential impact of the year 2000 date problem. This date problem occurs when computer programs that use a two-digit year designation recognize "00" as the year 1900. The company has completed its assessment of the internal operating software used to run its business and is mid-way into the process required to correct any of the defects found. Internally, the Company is in the process of analyzing two additional areas which are: computerized production equipment and computerized building equipment. Externally, the company is working with its vendors and its customers to insure that there is no break in the delivery process either with incoming or outgoing shipments. Even though the company has not completed all of its assessments, management believes that the costs of addressing this issue will not have a material adverse impact on the company's financial position. This assessment is supported by

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (continued)

two factors. First, the diversification of the company mitigates the impact of any business risk. Second, the company obtains a wide variety of raw materials from numerous sources, and alternative sources of supply are generally available. However, if the company and the third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material adverse risk to the company.

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

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Other Information:  None

Item 6.  (a) Exhibits Filed:  Exh. 27-Financial Data schedule (for SEC only).
         (b) Reports on Form 8-K: None
         (c) Exh. 10.1-Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      RAVEN INDUSTRIES, INC.

                                      /s/ Thomas Iacarella
                                      ----------------------------------
                                      Thomas Iacarella
                                      Vice President, Finance, Secretary
                                      and Treasurer (Principal Financial
                                      and Accounting Officer)

DATE:   SEPTEMBER 9, 1998