Form 10-Q
period 1998-10-31
RAVEN INDUSTRIES INC
filed 1998-12-10
CIK 82166

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:  OCTOBER 31, 1998

                            OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number: 0-3136


                             RAVEN INDUSTRIES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          SOUTH DAKOTA                                   46-0246171
----------------------------------          ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
        ----------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
              ----------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes ___X___      No ______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                  OUTSTANDING AS OF NOVEMBER 30, 1998
-----------------------                ----------------------------------------

Common Stock                           4,694,086 shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                       PAGE NO.
                                                                       --------
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of October 31, 1998,
  January 31, 1998 and October 31, 1997                                    3

Consolidated Statements of Income for the three months and
  nine months ended October 31, 1998 and 1997                              4

Consolidated Statements of Cash Flows for the
  nine months ended October 31, 1998 and 1997                              5

Notes to Consolidated Financial Statements                                 6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                     7-9

PART II-OTHER INFORMATION                                                 10

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                        10/31/98      01/31/98      10/31/97
                                                                       ---------     ---------     ---------
ASSETS
Cash and cash equivalents ........................................     $   2,932     $   2,850     $   1,585
Accounts and notes receivable, less allowance for
  doubtful accounts of $400, $390 and $352 .......................        26,841        26,973        23,926
Inventories:
  Materials ......................................................        18,528        17,801        18,870
  In process .....................................................         5,380         3,882         5,107
  Finished goods .................................................         5,716         4,133         5,876
                                                                       ---------     ---------     ---------
      Total inventories ..........................................        29,624        25,816        29,853

Deferred income taxes ............................................         1,682         1,686         2,064
Prepaid expenses and other current assets ........................           391           506           392
                                                                       ---------     ---------     ---------
      Total current assets .......................................        61,470        57,831        57,820
                                                                       ---------     ---------     ---------

Property, plant and equipment ....................................        56,573        53,805        51,731
  Less: accumulated depreciation .................................        37,311        33,988        32,992
                                                                       ---------     ---------     ---------
      Net property, plant and equipment ..........................        19,262        19,817        18,739
Note receivable, less current portion ............................         1,418         1,259             0
Other assets, net ................................................         3,338         3,683         5,709
                                                                       ---------     ---------     ---------
TOTAL ASSETS .....................................................     $  85,488     $  82,590     $  82,268
                                                                       =========     =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank ..............................................     $       0     $       0     $   1,000
Current portion of long-term debt ................................         1,645         1,765         1,119
Accounts payable .................................................         6,260         7,480         6,156
Accrued liabilities and customer advances ........................        11,129        10,130        10,797
                                                                       ---------     ---------     ---------
      Total current liabilities ..................................        19,034        19,375        19,072
Long-term debt, less current portion .............................         4,512         1,128         2,216
Deferred income taxes ............................................           524           524           736

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,214,989; 5,210,832 and 5,210,686 shares .............         5,215         5,211         5,211
  Paid in capital ................................................         2,917         2,844         2,773
  Retained earnings ..............................................        59,517        57,131        55,170
                                                                       ---------     ---------     ---------
                                                                          67,649        65,186        63,154
  Less treasury stock, at cost:
      521,403; 386,403 and 352,403 shares ........................         6,231         3,623         2,910
                                                                       ---------     ---------     ---------
      Total stockholders' equity .................................        61,418        61,563        60,244
                                                                       ---------     ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................     $  85,488     $  82,590     $  82,268
                                                                       =========     =========     =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)

                                            FOR THE THREE                    FOR THE NINE
                                             MONTHS ENDED                    MONTHS ENDED
                                      --------------------------      --------------------------
                                       10/31/98        10/31/97        10/31/98        10/31/97
                                      ----------      ----------      ----------      ----------
Net sales .......................     $   44,787      $   41,321      $  113,157      $  111,062
Cost of goods sold ..............         37,746          35,208          94,664          92,047
                                      ----------      ----------      ----------      ----------

  Gross profit ..................          7,041           6,113          18,493          19,015

Operating expenses
  Selling .......................          2,219           2,044           6,330           5,998
  Administrative ................          1,625           1,564           4,977           4,817
                                      ----------      ----------      ----------      ----------

     Operating income ...........          3,197           2,505           7,186           8,200

Interest expense ................           (127)            (71)           (355)           (237)
Other income, net ...............            132             114             312             395
                                      ----------      ----------      ----------      ----------

  Income before income taxes ....          3,202           2,548           7,143           8,358

Income taxes ....................          1,149             907           2,564           2,981
                                      ----------      ----------      ----------      ----------
  Net income ....................     $    2,053      $    1,641      $    4,579      $    5,377
                                      ==========      ==========      ==========      ==========



Net income per common share:

        Basic ...................     $     0.44      $     0.34      $     0.96      $     1.11

        Diluted .................     $     0.44      $     0.33      $     0.96      $     1.10


Cash dividends paid per share ...     $     0.16      $     0.15      $     0.48      $     0.41



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            FOR THE NINE
                                                                            MONTHS ENDED
                                                                     --------------------------
                                                                      10/31/98        10/31/97
                                                                     ----------      ----------
Cash flows from operating activities:
  Net income ...................................................     $    4,579      $    5,377
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization ............................          4,045           3,944
      Provision for losses on accounts receivable ..............            111             157
      Deferred income taxes ....................................              4               0
      Equity in earnings of affiliate, net of dividends ........              0            (175)
      Change in accounts receivable ............................             21           1,554
      Change in inventories ....................................         (3,808)         (4,728)
      Change in other current assets ...........................            115              39
      Change in operating liabilities ..........................           (221)         (1,697)
      Other ....................................................           (156)            (19)
                                                                     ----------      ----------
  Net cash provided by operating activities ....................          4,690           4,452

Cash flows from investing activities:
  Capital expenditures .........................................         (3,225)         (4,485)
  Other ........................................................             76             255
                                                                     ----------      ----------
  Net cash used in investing activities ........................         (3,149)         (4,230)

Cash flows from financing activities:
  Issuance of short-term debt ..................................          4,000           2,000
  Payment of short-term debt ...................................         (4,000)         (1,000)
  Issuance of long-term debt ...................................          5,000               0
  Long-term debt principal payments ............................         (1,736)         (1,214)
  Net proceeds from exercise of stock options ..................             77             123
  Dividends paid ...............................................         (2,192)         (1,985)
  Purchase of treasury stock ...................................         (2,608)              0
                                                                     ----------      ----------
  Net cash used in financing activities ........................         (1,459)         (2,076)
                                                                     ----------      ----------

  Net increase (decrease) in cash and equivalents ..............             82          (1,854)

Cash and cash equivalents at beginning of period ...............          2,850           3,439
                                                                     ----------      ----------
Cash and cash equivalents at end of period .....................     $    2,932      $    1,585
                                                                     ==========      ==========


Cash paid during the period for:
    Interest ...................................................     $      330      $      253
    Income taxes ...............................................     $    2,803      $    3,410


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X of the Securities and Exchange Commission
     (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

2. Details of the earnings per share computation are presented below (dollars in thousands, except per share data):

                                                   FOR THE THREE               FOR THE NINE
                                                   MONTHS ENDED                MONTHS ENDED
                                           -------------------------------------------------------
                                            10/31/98       10/31/97       10/31/98       10/31/97
                                           ----------     ----------     ----------     ----------
Net income ...........................     $    2,053     $    1,641     $    4,579     $    5,377
                                           ==========     ==========     ==========     ==========

Average common shares outstanding ....      4,705,531      4,855,159      4,770,460      4,844,941

Dilutive impact of stock options .....              0         49,389          8,111         54,385
                                           ----------     ----------     ----------     ----------

Average common and common
  equivalent shares outstanding ......      4,705,531      4,904,548      4,778,571      4,899,326
                                           ==========     ==========     ==========     ==========

Net income per share:
       Basic .........................     $     0.44     $     0.34     $     0.96     $     1.11

       Diluted .......................     $     0.44     $     0.33     $     0.96     $     1.10

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

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

At October 31, 1998, the company had $2.9 million in cash compared to $1.6 million as of October 31, 1997. Accounts and notes receivable were $26.8 million, up $2.9 million from October 31, 1997, primarily due to higher sales levels and the current portion of the note on the sale of Falcon Plastics. The company had no short-term borrowing on October 31, 1998, compared to $1.0 million the previous year. Long-term debt of $4.5 million as of October 31, 1998, was up from the $2.2 million at October 31, 1997. This debt position is due to the $5.0 million in long-term financing obtained by the company in the second quarter. During the third quarter, the company used $923,000 to repurchase 50,200 shares of its stock at an average price of $18.40 per share. This brings the total shares repurchased in fiscal 1999 to 135,000 at a total cost of $2.6 million. The company retains a $5.0 million line of credit. The company's capital resources continue to be sufficient to fund all of its activities.

RESULTS OF OPERATIONS

Sales were $44.8 million for the quarter ended October 31, 1998, which was an increase of $3.5 million over the third quarter of the prior year. The nine months sales total of $113.2 million was $2.1 million over the comparable period last year. Net income of $2.1 million or $0.44 per share (diluted) in the third quarter was $412,000 or $0.11 per share (diluted) above the third quarter of fiscal 1997. For the nine months, net income of $4.6 million or $0.96 per share (diluted) was $798,000 or $0.14 per share (diluted) below the same period last year.

Electronics segment sales were $11.5 million for the third quarter, which was even with last year. The third quarter operating income for the Electronics segment was $872,000, $558,000 below the comparable period last year. For the nine months, sales totaled $34.7 million compared to $32.7 million for the same nine months of 1997. Operating income for the nine month period totaled $3.1 million, 21 percent less than last year's nine month total. The third quarter sales results for flow control devices were down 8 percent from last year. This reflects the expectations of management that the weak agriculture market will have an unfavorable impact on the sales of flow control devices in the fourth quarter. Sales of contract electronics were down slightly for the third quarter ended October 31, 1998, compared to the previous years third quarter. Feedmill automation sales for the third quarter were up over the comparable period last year, partially offsetting sales decreases in the other areas.

Plastics segment sales of $19.2 million for the third quarter were up by $2.1 million or 12 percent over third quarter of 1997. Third quarter operating income for the plastics segment was $1.6 million, up substantially from last year's level. The nine month sales total was 2 percent over last year's $52.5 million, while operating income for the same period increased 56 percent to $3.2 million. For the nine months, sales of industrial plastic storage tanks continues to be weak. Sales of agricultural plastic tanks are slightly ahead of the nine month period last year. Damage done by hurricanes and tropical storms in the southeastern United States led to sharply higher demand for our reinforced flexible

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


films, which are often used in the reconstruction process. Sales of its pickup truck toppers also experienced some improvement from recent levels.

Sewn Products segment sales of $14.1 million for the third quarter were up $1.4 million or 11 percent over last year's third quarter. Segment year-to-date sales of $25.9 million were down $803,000 or 3 percent when compared to the nine month total of 1997. Operating income for the Sewn Products segment was $761,000 for the quarter and $882,000 for the nine months, down 24 percent and 61 percent respectively when compared to the same periods last year. Competitive pressures have pushed down the margins on sales to catalog and other contract customers which account for approximately 76 percent of the sales for the segment. Changeovers in design have contributed to an additional temporary decline in manufacturing efficiency.

Consolidated gross profits, when compared to the same time periods last year, were up 15 percent for the quarter and down 3 percent for the nine months ended October 31, 1998. The favorable results for the third quarter were due to improved margins in the Plastics segment. When compared to last year, selling and administrative expenses were 7 percent more during the third quarter and 5 percent higher for the first nine months. The higher numbers primarily reflect increases in selling expenses. These increases were caused by higher design expense and commissions paid in the Sewn Products segment, due to the product mix delivered. There was also an increased emphasis on securing new markets in the Electronics and Plastics segments. Pretax income was $3.2 million for the third quarter, which compares to $2.5 million for the third quarter of 1997, an increase of 26 percent. Pretax income for the nine months ended October 31, 1998, of $7.1 million was 15 percent below the same period last year.

YEAR 2000 STATEMENT

The company is working to resolve the potential impact of the 2000 date problem. This date problem occurs when computer programs that use a two-digit year designation recognize "00" as year 1900. The company has completed its assessment of the internal operating software used to run its business and is mid-way into the process required to correct any of the defects found. Internally, the company is in the process of analyzing three additional areas which are: computerized production equipment, computerized building equipment and products the company sells containing chips and/or software. Externally, the company is working with its vendors and its customers to insure that there is no break in the delivery process either with incoming or outgoing shipments. Even though the company has not completed all of its assessments, management believes that the costs of addressing this issue will not have a material adverse impact on the company's financial position. This judgment is supported by two factors. First, the diversification of the company mitigates the impact of any significant business risk. Second, the company obtains a wide variety of raw material from numerous sources, and alternative sources of

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


supply are generally available. However, if the company and the third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material adverse risk to the company.

SAFE HARBOR STATEMENT

THIS RELEASE CONTAINS DISCUSSIONS OF ITEMS WHICH MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF FEDERAL SECURITIES LAWS. ALTHOUGH RAVEN INDUSTRIES BELIEVES THAT EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, IT CAN GIVE NO ASSURANCES THAT ITS EXPECTATIONS WILL BE ACHIEVED. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM EXPECTATIONS INCLUDE GENERAL ECONOMIC CONDITIONS, WEATHER CONDITIONS WHICH COULD AFFECT CERTAIN OF THE COMPANY'S PRIMARY MARKETS SUCH AS THE PRESENTLY UNCERTAIN AGRICULTURAL MARKET OR ITS MARKET FOR OUTERWEAR, OR CHANGES IN COMPETITION WHICH COULD IMPACT ANY OF THE COMPANY'S PRODUCT LINES.

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


                                         RAVEN INDUSTRIES, INC.


                                          /s/ Thomas Iacarella
                                         ---------------------------------------
                                          Thomas Iacarella
                                          Vice President, Finance, Secretary
                                          and Treasurer (Principal Financial
                                          and Accounting Officer)

DATE:  DECEMBER 10, 1998