Form 10-K
period 1999-01-31
RAVEN INDUSTRIES INC
filed 1999-04-26
CIK 82166

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $14.03215 per share as reported on the NASDAQ National Market System on April 14, 1999 was $57,947,952.

Shares of common stock outstanding at April 14, 1999: 4,641,686.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant's Annual Report to Shareholders for the year ended January 31, 1999 and Proxy Statement for the registrant's 1999 annual meeting, a definitive copy of which was filed on April 26, 1999. All such information set forth under the heading "Reference" below is included herein or incorporated herein by reference. A copy of the registrant's Annual Report to Shareholders for the year ended January 31, 1999 is included as an exhibit to this report.

PART I.          ITEM IN FORM 10-K                       REFERENCE
-------          -----------------                       ---------

Item 1.      Business                            Business, pages 4-7, this
                                                      document; Business
                                                      Segments, page 12, and
                                                      Sales by Markets, page
                                                      13, Annual Report to
                                                      Shareholders

Item 2.      Properties                          Properties, pages 7-8, this
                                                      document

Item 3.      Pending Legal                       Pending Legal Proceedings,
                  Proceedings                         page 8, this document

Item 4.      Submission of Matters               Submission of Matters to a
                  to a Vote of                        Vote of Security
                  Security Holders                    Holders, page 8, this
                                                      document

PART II.
--------

Item 5.      Market for the Regis-              Quarterly Information
                  trant's Common                      (unaudited), page 24,
                  Equity and Related                  Eleven-year Financial
                  Stockholder Matters                 Summary, pages 18-19,
                                                      and inside back cover,
                                                      Annual Report to
                                                      Shareholders

Item 6.      Selected Financial Data            Eleven-Year Financial
                                                      Summary, pages 18-19,
                                                      Annual Report to
                                                      Shareholders

Item 7.      Management's Discussion            Financial Review and
                  and Analysis of                     Analysis, pages 20-23,
                  Financial Condition                 Annual Report to Share-
                  and Results of                      holders
                  Operations

                 ITEM IN FORM 10-K                       REFERENCE
                 -----------------                       ---------

Item 8.      Financial Statements and           Pages 25-36, Annual Report
                  Supplementary Data                  to Shareholders.

Item 9.      Changes in and Disagree-           Changes in and Disagree-
                  ments with Account-                 ments with Accountants
                  ants on Accounting                  on Accounting and
                  and Financial                       Financial Disclosure,
                  Disclosure                          page 8, this document

PART III.
---------

Item 10.     Directors of the Regis-            Election of Directors and
                  trant                               Executive Compensation,
                                                      Proxy Statement

             Executive Officers of              Executive Officers of
                  the Registrant                      Registrant, page 9,
                                                      this document and Other
                                                      Matters, Proxy
                                                      Statement

Item 11.     Executive Compensation             Executive Compensation,
                                                      Proxy Statement

Item 12.     Voting Securities and              Ownership of Common Stock,
                  Principal Holders                   Proxy Statement
                  Thereof

Item 13.     Certain Relationships              Election of Directors,
                  and Related                         Proxy Statement
                  Transactions

PART IV.
--------

Item 14.     Exhibits, Financial                Exhibits, Financial
                  Statement Schedule                 Statement Schedule
                  and Reports on Form                and Reports on Form
                  8-K.                               8-K, pages 9-10, this
                                                     document.


                             SAFE HARBOR STATEMENT

Certain sections of this report contain discussions of items which may constitute forward-looking statements within the meaning of federal securities laws. Although Raven Industries believes that expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurances that its expectations will be achieved. Factors that could cause actual results to differ from expectations include general economic conditions, weather conditions which could affect certain of the company's primary markets such as the agricultural market or its market for outerwear or changes in competition which could impact any of the company's product lines.

                             RAVEN INDUSTRIES, INC.

                                    FORM 10-K

                           year ended January 31, 1999



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

         The company began operations as a manufacturer of high-altitude research balloons. It has diversified over the years to supply specialized products for a number of markets, including industrial, recreation, agriculture, automotive and defense. Many of these product lines are an extension of technology and production methods developed in the original balloon business. The automotive product line was added via acquisition in fiscal 1987. Page 13 of the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information regarding sales by markets.

         The company has three business segments: Electronics, Plastics and Sewn Products. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, more than one business segment may serve each of the product markets identified above. Page 12 of the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the three business segments.

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

         The company sells plastic sheeting to distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the U.S. A number of suppliers of sheeting compete with Raven on both price and product availability.

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

         The company sells research balloons directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Demand is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States.

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

Major Customer Information

         No customer accounted for more than 10 percent of consolidated sales in fiscal 1999. However, the company sells sewn products to several large customers. In fiscal 1999, the top five customers in the Sewn Products segment accounted for more than two-thirds of the sales in that segment. Although the loss of these accounts would adversely affect profitability, the company believes that, over the long term, addition of new customers and sales growth from existing customers would replace any lost sales.

Seasonality/Working Capital Requirements

         Some seasonality in demand exists for the company's outerwear products, many of which are produced in spring/summer for summer/fall delivery. Most of these sales carry net thirty day terms, although some winter-dated terms are offered. Sales to the agricultural market (flow controls, plastic tanks) also experience some seasonality, building in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms for late fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances may require and have required seasonal short-term financing.

Financial Instruments

         The principal financial instruments the company maintains are in accounts receivable, notes receivable and long-term debt. The company believes that the interest rate, credit and market risk related to these accounts is not significant. The company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectability of assets and establishment of appropriate allowances in connection with the company's internal controls and policies. The company does not enter into hedging or derivative instruments.

Raw Materials

         The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronics segment; various plastic resins for the Plastics segment; and fabric for the Sewn Products segment. The company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.

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

Backlog

         As of February 1, 1999, the company's backlog of firm orders totaled $47.4 million. Comparable backlog amounts as of February 1, 1998 and 1997 were $47.2 million and $38.1 million, respectively. Approximately $4 million of the February 1, 1999 backlog is not scheduled for shipment by January 31, 2000.

Item 2. Properties

All properties, unless otherwise indicated are owned by Raven.


                      Square                                       Business
Location              Feet          Use                            Segments
--------              ----          ---                            --------

Sioux Falls, SD       150,000       Corporate office and           All
                                    electronics manufacturing

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

                       31,400       Storage tank                   Plastics
                                    manufacturing

                       27,000       Offices and material           Sewn Products
                                    handling facility

                       25,300       Inflatable manufacturing       Sewn Products

                       24,000       Prototype manufacturing        Electronics

                       10,200       Machine Shop                   Electronics

                        6,200       Training/meeting center        All

Dunnell, MN            81,500       Pickup-truck topper            Plastics
                                    manufacturing

                      Square                                       Business
Location              Feet          Use                            Segments
--------              ----          ---                            --------

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

DeSmet, SD             15,000       Electronics manufacturing      Electronics

Salem, SD              15,000       Sewing plant                   Sewn Products

Parkston, SD           14,000       Sewing plant                   Sewn Products

* Leased, short-term

Most of the company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are, in all material respects, in good condition and are adequate to meet existing production needs. The company owns
6.95 acres of undeveloped land adjacent to the other owned property in Sioux Falls which is available for expansion.

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

     Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 10. Executive Officers of the Registrant

       Name              Age           Position               Period Served
       ----              ---           --------               -------------

David A. Christensen     64      President and Chief     April 1971 to present
                                 Executive Officer

Gary L. Conradi          59      Vice President,         January 1980 to present
                                 Corporate Services

Thomas Iacarella         45      Vice President,         August 1998 to present
                                 Finance, Secretary
                                 and Treasurer

Ronald M. Moquist        53      Executive Vice          January 1979 to present
                                 President

Each of the above named individuals serves at the pleasure of the Board of Directors. Each serves on a year-to-year basis.

     Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

     (a)  Consolidated Financial Statements and Schedule

          1. Incorporated by reference from the attached exhibit containing the 1999 Annual Report to Shareholders:

                  Consolidated Balance Sheets
                  Consolidated Statements of Income
                  Consolidated Statements of Stockholders' Equity and
                      Comprehensive Income
                  Consolidated Statements of Cash Flows
                  Notes to Financial Statements
                  Report of Independent Accountants

          2.   Included in Part II:

                  Report of Independent Accountants on Financial
                      Statement Schedule
                  Schedule II - Valuation and Qualifying Accounts

          The following schedules are omitted for the reason that they are not applicable or are not required: I, III and IV.

     (b)  Reports on Form 8-K

          There were no reports filed on Form 8-K during the fourth quarter ended January 31, 1999.

     (c)  Exhibits filed

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

     Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K, continued:

         Exhibit
         Number                 Description
         ------                 -----------

         10(a) Change in Control Agreement between Raven Industries, Inc. and David A. Christensen dated as of March 17, 1989.*

         10(b) Change in Control Agreement between Raven Industries, Inc. and Gary L. Conradi dated as of March 17, 1989.*

         10(c) Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

         10(d) Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended July 31, 1998).

         10(e)    Employment Agreement between Raven Industries, Inc. and David
                  A. Christensen dated as of May 20, 1998.

         10(f) Schedule identifying material details of other Employment Agreements between Raven Industries and other executive officers substantially identical to the Employment Agreement filed as Exhibit 10(e).

         10(g) Raven Industries, Inc. 1990 Stock Option Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed April 25, 1990).

         10(h) Deferred Compensation Plan between Raven Industries, Inc. and David A. Christensen dated as of February 1, 1997.

         10(i) Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989.*

         13 1999 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

         21       Subsidiaries of the Registrant.

         23       Consent of Independent Accountants.

         27       Financial Data Schedule.

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

                                     RAVEN INDUSTRIES, INC.
                                     (Registrant)


April 26, 1999                       By:  /S/ David A. Christensen
-----------------------                   --------------------------------------
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


April 26, 1999                       By:  /S/ David A. Christensen
-----------------------                   --------------------------------------
    Date                                  David A. Christensen
                                          President (Principal Executive
                                             Officer and Director)


April 26, 1999                            /S/ Thomas Iacarella
-----------------------                   --------------------------------------
    Date                                  Thomas Iacarella
                                          Vice President, Finance,
                                             Secretary and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                          Directors:

April 26, 1999                            /S/ Conrad J. Hoigaard
-----------------------                   --------------------------------------
    Date                                  Conrad J. Hoigaard

April 26, 1999                            /S/ John C. Skoglund
-----------------------                   --------------------------------------
    Date                                  John C. Skoglund

April 26, 1999                            /S/ Mark E. Griffin
-----------------------                   --------------------------------------
    Date                                  Mark E. Griffin

April 26, 1999                            /S/ Kevin T. Kirby
-----------------------                   --------------------------------------
    Date                                  Kevin T. Kirby

April 26, 1999                            /S/ Anthony W. Bour
-----------------------                   --------------------------------------
    Date                                  Anthony W. Bour

April 26, 1999                            /S/ Thomas S. Everist
-----------------------                   --------------------------------------
    Date                                  Thomas S. Everist

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Raven Industries, Inc.:

         Our report on the consolidated financial statements of Raven Industries, Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 36 of the 1999 Annual Report to Shareholders of Raven Industries, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14.(a)2. on page 9 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                     PricewaterhouseCoopers LLP


Minneapolis, Minnesota
March 11, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               for the years ended January 31, 1999, 1998 and 1997

                             (Dollars in thousands)

            Column A                 Column B              Column C             Column D       Column E
            --------                ----------    -------------------------    -----------     --------

                                                          Additions
                                                  -------------------------
                                    Balance at    Charged to     Charged to    Deductions
                                     Beginning    Costs and         Other         From        Balance at
           Description               of Year      Expenses        Accounts     Reserves(1)    End of Year
           -----------              ----------    ----------     ----------    -----------    -----------
Deducted in the balance sheet
    from the asset to which it
    applies:
  Allowance for doubtful
      accounts:
    Year ended January 31, 1999         $390          $135           None          $125           $400
                                        ====          ====                         ====           ====

    Year ended January 31, 1998         $340          $193           None          $143           $390
                                        ====          ====                         ====           ====

    Year ended January 31, 1997         $340          $ 88           None          $ 88           $340
                                        ====          ====                         ====           ====


Note:
-----

(1) Represents uncollectible accounts receivable written off during the year, net of recoveries.