Form 10-Q
period 1999-04-30
RAVEN INDUSTRIES INC
filed 1999-06-14
CIK 82166

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

   (Mark One)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:    APRIL 30, 1999

                                           OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number:  0-3136

                             RAVEN INDUSTRIES, INC.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


        SOUTH DAKOTA                                     46-0246171
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                           205 EAST 6TH STREET
                              P.O. BOX 5107
                       SIOUX FALLS, SD 57117-5107
-------------------------------------------------------------------------------
           (Address of principal executive offices) (Zip code)

                              605-336-2750
-------------------------------------------------------------------------------
           Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X                          No
                                   ----                             ----

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                       OUTSTANDING AS OF MAY 31, 1999
---------------------------              --------------------------------------

Common Stock                                        4,573,286 shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                       PAGE NO.
                                                                       --------
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of April 30, 1999,
     January 31, 1999 and April 30, 1998                                  3

Consolidated Statements of Income for the three months
     ended April 30, 1999 and 1998                                        4

Consolidated Statements of Cash Flows for the
     three months ended April 30, 1999 and 1998                           5

Notes to Consolidated Financial Statements                                6-7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  8-9

PART II-OTHER INFORMATION                                                 10

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                              04/30/99        01/31/99        04/30/98
                                                                            ------------   -------------   -------------
                                                                             (unaudited)                    (unaudited)
ASSETS
Cash and cash equivalents.................................................       $2,055          $5,335          $1,660
Accounts and note receivable, less allowance for
  doubtful accounts of $401, $400 and $417 as of 04/30/99,
  01/31/99 and 04/30/98, respectively....................................        24,272          27,399          24,034
Inventories:
  Materials..............................................................        20,419          18,261          20,467
  In process.............................................................         5,204           3,662           5,564
  Finished goods.........................................................         6,010           4,055           6,558
                                                                            ------------   -------------   -------------
      Total inventories..................................................        31,633          25,978          32,589
Deferred income taxes....................................................         1,732           1,732           1,682
Prepaid expenses and other current assets................................           269             417             380
                                                                            ------------   -------------   -------------
      Total current assets...............................................        59,961          60,861          60,345
                                                                            ------------   -------------   -------------

Property, plant and equipment............................................        58,058          57,276          54,955
  Less: accumulated depreciation.........................................        39,007          37,713          35,183
                                                                            ------------   -------------   -------------
      Net property, plant and equipment..................................        19,051          19,563          19,772
Note receivable, less current portion....................................                                         1,311
Other assets, net........................................................         3,155           3,250           3,577
                                                                            ------------   -------------   -------------
TOTAL ASSETS.............................................................       $82,167         $83,674         $85,005
                                                                            ============   =============   =============



LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable, bank.......................................................                                       $4,000
Current portion of long-term debt.........................................         $608          $1,060           1,754
Accounts payable..........................................................        5,418           5,993           6,339
Accrued liabilities and customer advances.................................       10,567           9,739           9,915
                                                                            ------------   -------------   -------------
      Total current liabilities...........................................       16,593          16,792          22,008
Long-term debt, less current portion......................................        3,992           4,572             601
Deferred income taxes.....................................................           21              17             524

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,215,489; 5,215,489 and  5,214,406 shares as of
   04/30/99, 01/31/99 and 04/30/98, respectively..........................        5,215           5,215           5,214
  Paid in capital.........................................................        2,961           2,940           2,849
  Retained earnings.......................................................       61,060          60,369          57,432
                                                                            ------------   -------------   -------------
                                                                                 69,236          68,524          65,495
  Less treasury stock, at cost:
      623,203; 521,403 and 386,403 shares as of 04/30/99,
      01/31/99 and 04/30/98, respectively.................................        7,675           6,231           3,623
                                                                            ------------   -------------   -------------
      Total stockholders' equity..........................................       61,561          62,293          61,872
                                                                            ------------   -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY................................      $82,167         $83,674         $85,005
                                                                            ============   =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                   (Dollars in thousands except per-share data)

                                                                               FOR THE THREE
                                                                                MONTHS ENDED:
                                                                      -----------------------------------
                                                                         04/30/99             04/30/98
                                                                      --------------       --------------

Net sales..........................................................         $34,495              $32,162
Cost of goods sold.................................................          28,484               26,743
                                                                      --------------       --------------

  Gross profit.....................................................           6,011                5,419
                                                                      --------------       --------------

Operating expenses
  Selling..........................................................           1,972                2,081
  Administrative...................................................           1,781                1,732
                                                                      --------------       --------------

     Operating income..............................................           2,258                1,606
                                                                      --------------       --------------

Interest expense...................................................            (103)                 (84)
Other income, net..................................................              97                   78
                                                                      --------------       --------------

  Income before income taxes.......................................           2,252                1,600

Income taxes.......................................................             813                  576
                                                                      --------------       --------------
  Net income.......................................................          $1,439               $1,024
                                                                      ==============       ==============





Net income per common share:
         Basic.....................................................           $0.31                $0.21

         Diluted...................................................           $0.31                $0.21


Cash dividends declared and paid per share.........................           $0.16                $0.15



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                            (Dollars in thousands)


                                                                                     FOR THE THREE
                                                                                     MONTHS ENDED:
                                                                        ---------------------------------------
                                                                            04/30/99               04/30/98
                                                                        ----------------       ----------------
Cash flows from operating activities:
  Net income..........................................................           $1,439                 $1,024
  Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
      Depreciation and amortization...................................            1,380                  1,390
      Provision for losses on accounts receivable.....................                2                     95
      Deferred income taxes...........................................                4                      4
      Interest earned on note receivable..............................              (26)                   (52)
      (Increase) decrease in accounts receivable...P
 ...................            3,151                  2,844
      (Increase) decrease in inventories..............................           (5,655)                (6,773)
      (Increase) decrease in other current assets.....................              148                    126
      Increase (decrease) in operating liabilities....................              273                 (1,356)
      Other...........................................................              (17)                     3
                                                                        ----------------       ----------------
  Net cash provided by (used in) operating activities.................              699                 (2,695)

Cash flows from investing activities:
  Capital expenditures................................................             (782)                (1,262)
  Other...............................................................               27                     20
                                                                        ----------------       ----------------
  Net cash provided by (used in) investing activities.................             (755)                (1,242)

Cash flows from financing activities:
  Issuance of short-term debt.........................................                                   4,000
  Long-term debt principal payments...................................           (1,032)                  (538)
  Net proceeds from exercise of stock options.........................                                       8
  Dividends paid......................................................             (748)                  (723)
  Purchase of treasury stock..........................................           (1,444)
                                                                        ----------------       ----------------

  Net cash provided by (used in) financing activities.................           (3,224)                 2,747
                                                                        ----------------       ----------------

  Net decrease in cash and cash equivalents...........................           (3,280)                (1,190)

Cash and cash equivalents at beginning of period......................            5,335                  2,850
                                                                        ----------------       ----------------
Cash and cash equivalents at end of period............................           $2,055                 $1,660
                                                                        ================       ================


Cash paid during the period for:
    Interest..........................................................              $82                   $89
    Income taxes......................................................             $194                  $421


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by Raven Industries, Inc. (the company) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. The January 31, 1999 balance sheet was derived from audited financial statements, but does not include all disclosure required by generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's annual report on Form 10-K for the year ended January 31, 1999.

2. Outstanding options for the three months ended 04/30/99, were excluded from the diluted earnings per share calculation because the exercise price was greater than the average market price of the company's common stock during that period. Details of the earnings per share computation are presented below (dollars in thousands, except per share data):

                                                            FOR THE THREE
                                                            MONTHS ENDED:
                                                   ----------------------------
                                                     04/30/99         04/30/98
                                                   ----------       -----------

Net income .......................................     $1,439            $1,024
                                                   ==========       ===========

Weighted average common shares outstanding........  4,652,019         4,826,780

Dilutive impact of stock options..................                       24,560
                                                   ----------       -----------

Weighted average common and common
  equivalent shares outstanding...................  4,652,019         4,851,340
                                                   ==========       ===========

Net income per share:
       Basic......................................      $0.31             $0.21
                                                   ==========       ===========
       Diluted....................................      $0.31             $0.21
                                                   ==========       ===========

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. The company's three segments (Electronics, Plastics, and Sewn Products) were defined by their common technologies, raw materials, and production processes. These segments are consistent with the company's management reporting structure. The company's customers (distributors or original equipment manufacturers) provide opportunities for each segment to serve various markets. Distribution methods are similar across and with segments. These segments, whose results are shown below, are Electronics, whose principal products include industrial controls, computerized flow control hardware and software, and printed circuit boards and assemblies; Plastics, providing plastic films, large-volume plastic and fiberglass tanks, and fiberglass pick-up truck toppers; and Sewn Products, providing superior-performance outerwear and sewn inflatables including hot-air balloons.

                                                          FOR THE THREE
                                                           MONTHS ENDED:
                                                   ----------------------------
                                                      04/30/99         04/30/98
                                                   ------------    ------------
SALES
      Electronics................................      $12,917          $11,765
      Plastics...................................       18,610           16,519
      Sewn Products..............................        2,968            3,878
                                                   -----------     ------------
Total Company....................................      $34,495          $32,162
                                                   ===========     ============

OPERATING INCOME
      Electronics................................         $866           $1,231
      Plastics...................................        1,575              547
      Sewn Products..............................         (183)            (172)
                                                  ------------     ------------

                                                  ============     ============

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash and cash equivalents balance of $2.1 million at April 30, 1999, was $3.3 million less than January 31, 1999 and $395,000 more than April 30, 1998. The company has no short term borrowings at January 31, 1999 or at April 30, 1999, which was down $4.0 million from April 30, 1998. The cash balance as of January 31, 1999, was sufficient to fund the seasonal increases in inventory levels. Inventory levels declined $956,000 from April 30, 1998, to April 30, 1999, due primarily to lower projected sales in the Sewn Products segment. From April 30, 1998, through April 30, 1999, the company repurchased 236,800 shares of its common stock for a total of $4.1 million, including $1.4 million in the quarter ended April 30, 1999. Funding the stock repurchases increased long term debt, including the current portion, from $2.2 million at April 30, 1998, to $4.6 million at April 30, 1999. The April 30, 1999, long-term debt balance was $1.0 million less than January 31, 1999, balance because of payments made during the first quarter. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales for the quarter ended April 30, 1999, were $34.5 million, up $2.3 million from the previous year's results. April year-to-date net income of $1.4 million was $415,000 greater than the first quarter results last year. First quarter diluted earnings per share increased to $0.31, up from $0.21 for the same period the previous year. The Plastics segment garnered the largest gains with an increase in sales and net income of 13 percent and 188 percent, respectively.

Electronics segment sales of $12.9 million in the first quarter were 10 percent higher than one year earlier. Contract electronics showed excellent gains during the first quarter, logging a 71 percent increase in sales over last year's totals, due primarily to heavy deliveries of a long term contract relating to the computer industry. Sales of flow control devices declined by more than $746,000 in the first quarter because of the continuing weakness in the agricultural markets. Feedmill automation systems sales fell $512,000 due to the timing of deliveries. The company does not expect these results to be representative of the remainder of the year. Operating income was $866,000 in the Electronics segment during the quarter, 30 percent lower than the comparable period the prior year. Contract electronics experienced lower gross margins, due to the highly competitive nature of the computer industry, along with substantial start-up costs associated with this contract. Flow control devices and feedmill automation systems logged lower operating profits which correspond to the lower sales volume.

Plastics segment sales of $18.6 million in the quarter ended April 30, 1999, were 13 percent higher than the first quarter of the previous year. The engineered films and pickup truck topper product lines increased their first quarter sales by $1.1 million and $1.2 million respectively compared to last year. The plastic storage tank product line sales were slightly less than last year due to weakness in the agricultural market. Plastics segment operating profits for the first quarter of fiscal 2000 were $1.6 million, three times more than the previous year. Improved gross profit rates on the balloon and engineering product lines, plus favorable raw material purchases contributed heavily to this increase.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Sewn Products segment sales are typically at a seasonal low in the first quarter of the fiscal year. Although the company is projecting lower sales totals for the year due to offshore competition, the first quarter results are not expected to be representative of the full year. First quarter sales of $3.0 million were down from the $3.9 million recorded recorded in the first quarter of last year. The lower sales generated in first quarter operating loss of $183,000, compared with an operating loss of $172,000 in the prior year.

Consolidated gross profits of $6.0 million in the first quarter were 11 percent higher than the prior year's first quarter, due primarily to the strong performance of the Plastics segment. Selling expenses were 5 percent lower than the prior year because of decreased selling staff. Administrative expenses were less than 3 percent higher than the previous year, reflecting only the annual wage adjustments. First quarter pretax income of $2.3 million was 41 percent higher than the first quarter of the prior fiscal year. These results generated a 48 percent increase in diluted earnings per share, rising from $0.21 in fiscal 1999 to $0.31 in fiscal 2000. The average number of shares outstanding for the first quarter ended April 30, 1999 were down 175,000 shares due to the company's on-going repurchase of stock.

YEAR 2000

All of the company's business software has been changed to be 2000-compliant and will be fully tested by July 1, 1999. The platform on which this software runs is 2000-compliant. Production equipment is being checked and this procedure should be completed by August 1, 1999. Building equipment has been checked, and only one problem was found, which was correct in March of 1999. Since the company does not run its primary business software on personal computers, management does not expect any material problems from non-compliant personal computers. Vendors and service providers are being surveyed to ensure that they are 2000-compliant and will be able to continue to meet the company's demands.

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

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  (a) Exhibits Filed:  Exh. 27-Financial Data schedule (for SEC only)
         (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RAVEN INDUSTRIES, INC.


                                             /s/ Thomas Iacarella
                                             ------------------------------
                                             Thomas Iacarella
                                             Vice President, Finance, Secretary
                                             and Treasurer (Principal Financial
                                             and Accounting Officer)

DATE:   JUNE 14, 1999