Form 10-Q
period 1999-07-31
RAVEN INDUSTRIES INC
filed 1999-08-31
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED:  JULY 31, 1999

                                       OR

   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________________________

Commission file number: 0-3136

                             RAVEN INDUSTRIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               SOUTH DAKOTA                                    46-0246171
---------------------------------------------           ------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                             Identification No.)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
                  --------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes ___X___       No_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AS OF 8/27/99
------------------               -----------------------------------------------

Common Stock                                     4,382,091 shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of July 31, 1999,
     January 31, 1999 and July 31, 1998                                      3

Consolidated Statements of Income for the three
     and six month periods ended July 31, 1999 and 1998                      4

Consolidated Statements of Cash Flows for the six
     month period ended July 31, 1999 and 1998                               5

Notes to Consolidated Financial Statements                                  6-7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                    8-10

PART II-OTHER INFORMATION                                                    11

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share data)

                                                                 07/31/99    01/31/99    07/31/98
                                                                 --------    --------    --------
                                                                (unaudited)             (unaudited)
ASSETS
------
Cash and cash equivalents ...................................    $  1,804    $  5,335    $  2,129
Accounts and note receivable, less allowance for
  doubtful accounts of $453, $400, and $407 as of 07/31/99,
  01/31/99 and 07/31/98, respectively .......................      22,209      27,399      20,066
Inventories:
  Materials .................................................      19,769      18,261      19,493
  In process ................................................       5,372       3,662       6,604
  Finished goods ............................................       8,496       4,055       8,462
                                                                 --------    --------    --------
      Total inventories .....................................      33,637      25,978      34,559

Deferred income taxes .......................................       1,802       1,732       1,682
Prepaid expenses and other current assets....................         192         417         216
                                                                 --------    --------    --------
      Total current assets ..................................      59,644      60,861      58,652
                                                                 --------    --------    --------

Property, plant and equipment ...............................      58,915      57,276      56,040
  Less: accumulated depreciation ............................      40,067      37,713      36,092
                                                                 --------    --------    --------
      Net property, plant and equipment .....................      18,848      19,563      19,948
Note receivable, less current portion .......................                               1,365
Other assets, net ...........................................       3,063       3,250       3,482
                                                                 --------    --------    --------
TOTAL ASSETS.................................................     $81,555    $ 83,674    $ 83,447
                                                                 ========    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Notes payable, bank .........................................    $  2,000
Current portion of long-term debt ...........................       1,555    $  1,060    $  1,682
Accounts payable ............................................       5,264       5,993       5,725
Accrued liabilities and customer advances ...................       9,917       9,739       9,960
                                                                 --------    --------    --------
      Total current liabilities .............................      18,736      16,792      17,367

Long-term debt, less current portion ........................       3,035       4,572       4,584
Deferred income taxes .......................................          22          17         524

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,215,489; 5,215,489; and 5,214,406 shares as of
   07/31/99, 01/31/99 and 07/31/98, respectively ............       5,215       5,215       5,214
  Paid in capital ...........................................       2,961       2,940       2,849
  Retained earnings .........................................      62,146      60,369      58,217
                                                                 --------    --------    --------
                                                                   70,322      68,524      66,280
  Less treasury stock, at cost:
      816,098; 521,403 and 471,203 shares as of 07/31/99,
      01/31/99 and 07/31/98, respectively....................      10,560       6,231       5,308
                                                                 --------    --------    --------
      Total stockholders' equity ............................      59,762      62,293      60,972
                                                                 --------    --------    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................    $ 81,555    $ 83,674    $ 83,447
                                                                 ========    ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)
                  (Dollars in thousands, except per-share data)

                                       FOR THE THREE            FOR THE SIX
                                       MONTHS ENDED             MONTHS ENDED
                                  ---------------------     ---------------------
                                  07/31/99     07/31/98     07/31/99     07/31/98
                                  --------     --------     --------     --------
Net sales ....................    $ 36,965     $ 36,208     $ 71,460     $ 68,370
Cost of goods sold ...........      30,377       30,175       58,861       56,918
                                  --------     --------     --------     --------

  Gross profit ...............       6,588        6,033       12,599       11,452

Operating expenses
  Selling ....................       2,020        2,030        3,992        4,111
  Administrative .............       1,765        1,620        3,546        3,352
                                  --------     --------     --------     --------

     Operating income ........       2,803        2,383        5,061        3,989

Interest expense .............         (89)        (144)        (192)        (228)
Other income, net ............         128          102          225          180
                                  --------     --------     --------     --------

  Income before income taxes .       2,842        2,341        5,094        3,941

Income taxes .................       1,026          839        1,839        1,415
                                  --------     --------     --------     --------
  Net income .................    $  1,816     $  1,502     $  3,255     $  2,526
                                  ========     ========     ========     ========


Net income per common share:
         Basic ...............    $   0.40     $   0.31     $   0.71     $   0.53
         Diluted .............    $   0.40     $   0.31     $   0.71     $   0.52


Cash dividends paid per share     $  0.160     $  0.150     $  0.320     $  0.300


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                             (Dollars in thousands)

                                                                  FOR THE SIX
                                                                  MONTHS ENDED
                                                              ---------------------
                                                              07/31/99     07/31/98
                                                              --------     --------
Cash flows from operating activities:
  Net income ..............................................    $ 3,255     $ 2,526
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization .......................      2,758       2,710
      Provision for losses on accounts receivable .........        124         104
      Deferred income taxes ...............................        (65)          4
      Interest earned on note receivable ..................        (53)       (105)
      Change in accounts receivable .......................      5,119       6,803
      Change in inventories ...............................     (7,659)     (8,743)
      Change in prepaid expenses and other current assets .        225         290
      Change in operating liabilities .....................       (531)     (1,925)
      Other ...............................................         12           2
                                                               -------     -------
  Net cash provided by operating activities ...............      3,185       1,666
                                                               -------     -------

Cash flows from investing activities:
  Capital expenditures ....................................     (1,874)     (2,680)
  Other ...................................................          7          37
                                                               -------     -------
  Net cash used in investing activities ...................     (1,867)     (2,643)
                                                               -------     -------

Cash flows from financing activities:
  Issuance of short-term debt .............................      2,000       4,000
  Payment of short-term debt ..............................                 (4,000)
  Issuance of long-term debt ..............................                  5,000
  Long-term debt principal payments .......................     (1,042)     (1,627)
  Net proceeds from exercise of stock options .............                      8
  Dividends paid ..........................................     (1,478)     (1,440)
  Purchase of treasury stock ..............................     (4,329)     (1,685)
                                                               -------     -------
  Net cash provided by (used in) financing activities .....     (4,849)        256
                                                               -------     -------

  Net decrease in cash and equivalents ....................     (3,531)       (721)

Cash and cash equivalents at beginning of period ..........      5,335       2,850
                                                               -------     -------
Cash and cash equivalents at end of period ................    $ 1,804     $ 2,129
                                                               =======     =======


Cash paid during the period for:
    Interest ..............................................    $   201     $   165
    Income taxes, net of refund ...........................    $ 2,041     $ 1,525


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results and cash flows for the three and six-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1999.

2. Outstanding options for the three and six month periods ended 07/31/99, were excluded from the diluted earnings per share calculations because their exercise prices were greater than the average market price of the company's common stock during those periods. Details of the earnings per share computation are presented below (in thousands, except per share data):

                                                 FOR THE THREE       F0R THE SIX
                                                 MONTHS ENDED        MONTHS ENDED
                                              --------------------------------------
                                              07/31/99  07/31/98  07/31/99  07/31/98
                                              --------  --------  --------  --------
Net income ................................    $1,816    $1,502    $3,255    $2,526
                                               ======    ======    ======    ======

Weighted average common shares outstanding      4,510     4,779     4,581     4,803

Dilutive impact of stock options ..........         0         8         0        15
                                               ------    ------    ------    ------

Weighted average common and common
  equivalent shares outstanding ...........     4,510     4,787     4,581     4,818
                                               ======    ======    ======    ======


Net income per share:
     Basic ................................    $ 0.40    $ 0.31    $ 0.71    $ 0.53
                                               ======    ======    ======    ======
     Diluted ..............................    $ 0.40    $ 0.31    $ 0.71    $ 0.52
                                               ======    ======    ======    ======

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. The company's three segments (Electronics, Plastics and Sewn Products) were defined by their common technologies, raw materials and production processes. These segments are consistent with the company's management reporting structure. The company's customers (distributors or original equipment manufacturers) provide opportunities for each segment to serve various markets. Distribution methods are similar across and within segments. These segments, whose results are shown below, are Electronics, whose principal products include industrial controls, computerized flow control hardware and software and printed circuit boards and assemblies; Plastics, providing plastic films, large-volume plastic and fiberglass tanks and fiberglass pick-up truck toppers; and Sewn Products, providing superior- performance outerwear and sewn inflatables including hot-air balloons.

                                             FOR THE THREE          FOR THE SIX
                                             MONTHS ENDED:         MONTHS ENDED:
                                          -----------------------------------------
                                          07/31/99   07/31/98   07/31/99   07/31/98
                                          --------   --------   --------   --------
NET SALES
      Electronics ....................    $11,917    $11,480    $24,834    $23,245
      Plastics .......................     19,368     16,819     37,978     33,338
      Sewn Products ..................      5,680      7,909      8,648     11,787
                                          -------    -------    -------    -------
TOTAL COMPANY ........................    $36,965    $36,208    $71,460    $68,370
                                          =======    =======    =======    =======

OPERATING INCOME
      Electronics ....................    $   716    $ 1,007    $ 1,582    $ 2,238
      Plastics .......................      1,700      1,083      3,275      1,630
      Sewn Products ..................        387        293        204        121
                                          =======    =======    =======    =======
TOTAL COMPANY ........................    $ 2,803    $ 2,383    $ 5,061    $ 3,989
                                          =======    =======    =======    =======

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The company's cash and cash equivalents balance was $1.8 million at July 31, 1999, compared with $2.1 million one year earlier. As of July 31, 1999, the company's long term debt, including the current portion, was $4.6 million compared to $6.3 million the prior year. The company obtained short term financing in the amount of $2.0 million during the second quarter of fiscal year 2000 in order to help fund the repurchase of common shares. At July 31, 1999, the company retained an unused balance of $3.0 million on its $5.0 million line of credit. During the second quarter, the company repurchased 192,895 shares of its common stock. The average purchase price was $14.96 per share for a total cost of $2.9 million. Inventory levels decreased $922,000 from the July 31, 1998 level due primarily to a reduced order base in the Sewn Products segment. Accounts Receivable increased $1.9 million over last year's level, due primarily to heavy deliveries in the Plastics segment. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales, net earnings and earnings per share were at record highs in the company's second quarter. Sales were $37.0 million for the quarter ended July 31, 1999, an increase of $757,000 over the second quarter of the prior year. First half sales of $71.5 million were $3.1 million greater than the comparable period of the previous year. The Plastics segment and Electronics segment generated sales increases over last year for both the second quarter and the year-to-date figures. Net income for the second quarter increased 21 percent to $1.8 million from $1.5 million a year earlier. Earnings per share, on a diluted basis, rose 29 percent to 40 cents a share, compared to 31 cents a share in the second quarter of last year, with 277,000 fewer average common equivalent shares outstanding. For the first six months of the year, net income rose 29 percent to $3.3 million, or 71 cents per diluted share, versus $2.5 million, or 52 cents per diluted share, last year. Operating income for the first half of the year was up 29 percent to $5.1 million.

Electronics segment sales of $11.9 million in the second quarter were $437,000 more than the same period last year. Sales of flow control devices declined by $180,000 in the second quarter because of the continuing weakness in the agricultural markets. Sales of feedmill automation systems fell $422,000 due to a decrease in demand for new systems. Operating income was $716,000 in the Electronics segment during the quarter, 29 percent lower than the comparable period the prior year. For the first six months, sales totaled $24.8 million compared to $23.2 million for the same period in fiscal 1999. Operating income for the first half of fiscal 2000 was $1.6 million, down 29 percent from the prior year. Contract electronics was the primary source for both the sales increase and the decrease in operating income in both the three and six month periods. Contract electronics generated a second quarter and year-to-date sales increase of 20 percent and 40 percent, respectively. The addition of new contract manufacturing accounts added to revenues, but lower than expected efficiencies and start up costs reduced profitability.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Plastics segment sales of $19.4 million for the second quarter were 15 percent more than the same period last year. Sales of $38.0 million for the first six months were 14 percent greater than the first half of fiscal 1999. The three product lines of this segment, which include research balloons and engineered films, plastic storage tanks, and pickup truck toppers, all showed increases in sales in both the second quarter and the year-to-date figures. Operating income for the second quarter was $1.7 million, up 57 percent over the previous year. Year-to-date operating income was $3.3 million compared to $1.6 million the first six months of last fiscal year. A significant portion of the $1.7 million year-to-date increase in operating income was generated in the research balloons and engineered films product line. This increase in profitability for both second quarter and year-to-date figures in research balloons and engineered films was due to slightly better prices on purchased material, small increases in selling prices and better equipment and labor utilization.

Sewn Products segment sales of $5.7 million for the second quarter were short of the $7.9 million figure recorded in the same period last year. Year-to-date sales of $8.6 million were 27 percent below the first half results of fiscal 1999. Management is projecting lower sales totals in the segment's contract sewing product line due to offshore competition. Management's adjustments to expenditure levels in anticipation of the shortfall in sales were reflected in the operating income totals. For the quarter, operating income was $387,000 compared to $293,000 the prior year, and year-to-date operating income was $204,000, $83,000 superior to last year's first half. The first half of the year is the seasonal low for the Sewn Products segment.

Consolidated gross profits of $6.6 million in the second quarter were $555,000 more than the second quarter last year. The first six months generated an increase of $1.1 million in gross profit over the same period the prior year. These increases were due primarily to the strong performance of the Plastics segment. Selling expenses were down by 0.5 percent for the quarter and 3 percent for the first half due to decreased selling staff. Administrative expenses were up 9 percent for the quarter and 6 percent on a year-to-date basis reflecting increases in professional service, salaries and bad debt expense. Second quarter pretax income of $2.8 million was 21 percent higher than last year's $2.3 million. The pretax income for the first six months was $5.1 million compared to $3.9 million last year, which is a 29 percent increase. These results generated a 37 percent increase in year-to-date earnings per diluted share, rising from 52 cents in fiscal 1999 to 71 cents in fiscal 2000.

YEAR 2000 STATEMENT

All of the company's business software has been changed to be 2000-compliant and is currently in daily production. The platform on which this software runs is 2000-compliant. Production equipment is being checked, and this procedure should be completed by October 1, 1999. Building equipment has been checked, and only one problem was

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


found, which was corrected in March 1999. Since the company does not run its primary business software on personal computers, management does not expect any material problems from non-compliant personal computers. Vendors and service providers have been surveyed to ensure that they are 2000-compliant. Any problems identified are being addressed.

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


                                            RAVEN INDUSTRIES, INC.


                                              /s/ Thomas Iacarella
                                            ------------------------------------
                                              Thomas Iacarella
                                              Vice President, Finance, Secretary
                                              and Treasurer (Principal Financial
                                              and Accounting Officer)
DATE: AUGUST 31, 1999