Form 10-Q
period 1999-10-31
RAVEN INDUSTRIES INC
filed 1999-12-15
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      (Mark One)
         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 1999

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ______________________

Commission file number: 0-3136

                             RAVEN INDUSTRIES, INC.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            SOUTH DAKOTA                                   46-0246171
------------------------------------        ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

                               Yes __X__ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                    OUTSTANDING AS OF 11/30/99
----------------------------         -------------------------------------------

Common Stock                         4,051,082 shares

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheets as of October 31, 1999,
     January 31, 1999 and October 31, 1998                                  3

Consolidated Statements of Income for the three and
     nine month periods ended October 31, 1999 and 1998                     4

Consolidated Statements of Cash Flows for the nine
     month periods ended October 31, 1999 and 1998                          5

Notes to Consolidated Financial Statements                                6-7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                 8-10

PART II-OTHER INFORMATION                                                  11

                         PART I - FINANCIAL INFORMATION

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)

                                                                          10/31/99       01/31/99       10/31/98
                                                                        -----------    -----------    -----------
                                                                        (unaudited)                   (unaudited)
ASSETS
------
Cash and cash equivalents ..........................................    $     4,557    $     5,335    $     2,932
Accounts and notes receivable, less allowance for
  doubtful accounts of $502, $400 and $400 as of 10/31/99,
  01/31/99 and 10/31/98, respectively ..............................         31,339         27,399         26,841
Inventories:
  Materials ........................................................         19,270         18,261         18,528
  In process .......................................................          4,702          3,662          5,380
  Finished goods ...................................................          3,366          4,055          5,716
                                                                        -----------    -----------    -----------

      Total inventories ............................................         27,338         25,978         29,624

Deferred income taxes ..............................................          2,161          1,732          1,682
Prepaid expenses and other current assets ..........................            309            417            391
                                                                        -----------    -----------    -----------

      Total current assets .........................................         65,704         60,861         61,470
                                                                        -----------    -----------    -----------

Property, plant and equipment ......................................         49,691         57,276         56,573
  Less: accumulated depreciation ...................................         34,848         37,713         37,311
                                                                        -----------    -----------    -----------

      Net property, plant and equipment ............................         14,843         19,563         19,262
Note receivable, less current portion ..............................                                        1,418
Other assets, net ..................................................          3,017          3,250          3,338
                                                                        -----------    -----------    -----------

TOTAL ASSETS .......................................................    $    83,564    $    83,674    $    85,488
                                                                        ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt ..................................    $     1,555    $     1,060    $     1,645
Accounts payable ...................................................          7,029          5,993          6,260
Accrued liabilities and customer advances ..........................         12,278          9,739         11,129
                                                                        -----------    -----------    -----------

      Total current liabilities ....................................         20,862         16,792         19,034

Long-term debt, less current portion ...............................          3,024          4,572          4,512
Deferred income taxes ..............................................                            17            524

Stockholders' equity
  Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,215,489; 5,215,489 and 5,214,989 shares as of
   10/31/99, 01/31/99 and 10/31/98, respectively ...................          5,215          5,215          5,215
  Paid in capital ..................................................          2,961          2,940          2,917
  Retained earnings ................................................         63,665         60,369         59,517
                                                                        -----------    -----------    -----------
                                                                             71,841         68,524         67,649
  Less treasury stock, at cost:
      909,848; 521,403 and 521,403 shares as of 10/31/99,
      01/31/99 and 10/31/98, respectively ..........................         12,163          6,231          6,231
                                                                        -----------    -----------    -----------

      Total stockholders' equity ...................................         59,678         62,293         61,418
                                                                        -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................    $    83,564    $    83,674    $    85,488
                                                                        ===========    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (Dollars in thousands, except per share data)

                                                    FOR THE THREE               FOR THE NINE
                                                     MONTHS ENDED               MONTHS ENDED
                                              -----------------------     -----------------------
                                               10/31/99      10/31/98      10/31/99      10/31/98
                                              ---------     ---------     ---------     ---------
Net sales ................................    $  44,971     $  44,787     $ 116,431     $ 113,157
Cost of goods sold .......................       38,486        37,746        97,347        94,664
                                              ---------     ---------     ---------     ---------

  Gross profit ...........................        6,485         7,041        19,084        18,493

Operating expenses
  Selling ................................        2,051         2,219         6,043         6,330
  Administrative .........................        1,811         1,625         5,357         4,977
  Gain on sale of assets .................         (966)                       (966)
                                              ---------     ---------     ---------     ---------

     Operating income ....................        3,589         3,197         8,650         7,186

Interest expense .........................         (141)         (127)         (333)         (355)
Other income, net ........................           79           132           304           312
                                              ---------     ---------     ---------     ---------

  Income before income taxes .............        3,527         3,202         8,621         7,143

Income taxes .............................        1,273         1,149         3,112         2,564
                                              ---------     ---------     ---------     ---------

  Net income .............................    $   2,254     $   2,053     $   5,509     $   4,579
                                              =========     =========     =========     =========



Net income per common share:

        Basic ............................    $    0.52     $    0.44     $    1.22     $    0.96
        Diluted ..........................    $    0.52     $    0.44     $    1.22     $    0.96


Cash dividends paid per share ............    $    0.17     $    0.16     $    0.49     $    0.48


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (Dollars in thousands)

                                                                              FOR THE NINE
                                                                              MONTHS ENDED
                                                                        -------------------------
                                                                         10/31/99       10/31/98
                                                                        ----------     ----------
Cash flows from operating activities:
  Net income .......................................................    $    5,509     $    4,579
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ................................         4,074          4,045
      Provision for losses on accounts receivable ..................           232            111
      Gain on sale of assets .......................................          (966)
      Deferred income taxes ........................................          (492)             4
      Interest earned on note receivable ...........................           (79)          (159)
      Change in accounts receivable ................................        (5,661)            21
      Change in inventories ........................................        (3,112)        (3,808)
      Change in prepaid expenses and other current assets ..........            85            115
      Change in operating liabilities ..............................         3,196           (221)
      Other ........................................................           (21)             3
                                                                        ----------     ----------

  Net cash provided by operating activities ........................         2,765          4,690
                                                                        ----------     ----------

Cash flows from investing activities:
  Capital expenditures .............................................        (2,619)        (3,225)
  Sale of assets, net of cash sold $135 thousand ...................         8,228
  Other ............................................................            45             76
                                                                        ----------     ----------

  Net cash provided by (used in) investing activities ..............         5,654         (3,149)
                                                                        ----------     ----------

Cash flows from financing activities:
  Issuance of short-term debt ......................................         6,000          4,000
  Payment of short-term debt .......................................        (6,000)        (4,000)
  Issuance of long-term debt .......................................                        5,000
  Long-term debt principal payments ................................        (1,053)        (1,736)
  Net proceeds from exercise of stock options ......................                           77
  Dividends paid ...................................................        (2,212)        (2,192)
  Purchase of treasury stock .......................................        (5,932)        (2,608)
                                                                        ----------     ----------

  Net cash provided by (used in) financing activities ..............        (9,197)        (1,459)
                                                                        ----------     ----------

  Net increase (decrease) in cash and equivalents ..................          (778)            82

Cash and cash equivalents at beginning of period ...................         5,335          2,850
                                                                        ----------     ----------

Cash and cash equivalents at end of period .........................    $    4,557     $    2,932
                                                                        ==========     ==========


Cash paid during the period for:
    Interest .......................................................    $      318     $      330
    Income taxes, net of refund ....................................    $    3,431     $    2,803


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X of the Securities and Exchange Commission
     (SEC). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended October 31, 1999 are not necessarily indicative of the results that may be be expected for the year ending January 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended January 31, 1999.


2. Certain outstanding options for the three and nine month periods ended 10/31/99 and 10/31/98, were excluded from the diluted earnings per share calculations because their exercise prices were greater than the average market price of the company's common stock during those periods. Details of the earnings per share computation are presented below (in thousands, except per share data):

                                                                 FOR THE THREE               FOR THE NINE
                                                                 MONTHS ENDED                MONTHS ENDED
                                                           ------------------------    ------------------------
                                                            10/31/99      10/31/98      10/31/99      10/31/98
                                                           ----------    ----------    ----------    ----------
     Net income .......................................    $    2,254    $    2,053    $    5,509    $    4,579
                                                           ==========    ==========    ==========    ==========

     Weighted average common shares outstanding .......     4,332,108     4,705,531     4,498,194     4,770,460

     Dilutive impact of stock options .................           739             0             0         8,111
                                                           ----------    ----------    ----------    ----------

     Weighted average common and common
       equivalent shares outstanding ..................     4,332,847     4,705,531     4,498,194     4,778,571
                                                           ==========    ==========    ==========    ==========

     Net income per share:
          Basic .......................................    $     0.52    $     0.44    $     1.22    $     0.96
                                                           ==========    ==========    ==========    ==========

          Diluted .....................................    $     0.52    $     0.44    $     1.22    $     0.96
                                                           ==========    ==========    ==========    ==========

                         PART I - FINANCIAL INFORMATION

                     RAVEN INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


3. The company's three segments (Electronics, Plastics and Sewn Products) are based upon their common technologies, raw materials and production processes. These segments are consistent with the company's management reporting structure. The company's customers (distributors or original equipment manufacturers) provide opportunities for each segment to serve various markets. Distribution methods are similar across and within segments. These segments, whose results are shown below, are Electronics, whose principal products include industrial controls, computerized flow control hardware and software and printed circuit boards and assemblies; Plastics, providing plastic films, large-volume plastic and fiberglass tanks and fiberglass pick-up truck toppers; and Sewn Products, providing superior-performance outerwear and sewn inflatables including hot-air balloons.

                                                 FOR THE THREE             FOR THE NINE
                                                 MONTHS ENDED              MONTHS ENDED
                                            ----------------------    ----------------------
                                             10/31/99     10/31/98     10/31/99     10/31/98
                                            ---------    ---------    ---------    ---------
     NET SALES
     ---------
        Electronics ....................    $  12,181    $  11,503    $  37,015    $  34,748
        Plastics .......................       19,991       19,178       57,969       52,516
        Sewn Products ..................       12,799       14,106       21,447       25,893
                                            ---------    ---------    ---------    ---------

     TOTAL COMPANY .....................    $  44,971    $  44,787    $ 116,431    $ 113,157
                                            =========    =========    =========    =========

     OPERATING INCOME
     ----------------
        Electronics ....................    $     679    $     872    $   2,261    $   3,110
        Plastics .......................        2,599        1,564        5,874        3,194
        Sewn Products ..................          311          761          515          882
                                            ---------    ---------    ---------    ---------

     TOTAL COMPANY .....................    $   3,589    $   3,197    $   8,650    $   7,186
                                            =========    =========    =========    =========

4. On October 29, 1999, the company sold the assets of its Glasstite subsidiary to Penda Corporation resulting in a pretax gain of $966,000. The gain on the sale reflects an estimate for the cost of remedial actions on certain environmental concerns. At the closing, the company received $8.4 million in cash and delivered all tangible and intangible assets of the subsidiary, including $135,000 of cash, netting to $8.2 million of cash received. In addition, the company has receivable for certain working capital adjustments yet to be finalized, and the buyer assumed certain liabilities.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

On October 29, 1999, the company sold the assets of its Glasstite subsidiary for $8.4 million cash. In addition, the company has a receivable for certain working capital adjustments yet to be finalized, and the buyer assumed certain liabilities. From a portion of the proceeds of this sale, the company repaid $5.0 million in short term debt. During the nine months ended October 31,1999, the company repurchased 388,445 shares of its common stock. The average purchase price was $15.27 per share for a total cost of $5.9 million. Subsequent to the third quarter the company repurchased an additional 270,000 shares for a total of 658,445 shares for the year. The company's cash was $4.6 million at October 31, 1999, compared with $2.9 million one year earlier. Inventory levels decreased $2.3 million from the October 31, 1998, level due primarily to the sale of Galsstite's assets. The Company retains its minimum $5.0 million line of credit. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales were $45.0 million for the quarter ended October 31, 1999, an increase of $184,000 over the third quarter of the prior year. For the nine months ended October 31, 1999, sales increased 3 percent to $116.4 million compared to last year's $113.2 million. Net income climbed 20 percent to $5.5 million or a record $1.22 per diluted share, compared to $4.6 million or 96 cents per diluted share in the first nine months of the previous year. Results included a $966,000 pretax gain on the Glasstite sale, and a $800,000 pretax inventory charge related to third-quarter actions by the new managers of Raven operating units who are repositioning certain elements of the company's business. The Plastic segment and Electronics segment generated sales increases over last year for both the third quarter and the year-to-date figures. Operating income for the third quater increased 12 percent to $3.6 million from $3.2 million a year earlier. Third-quarter earnings per share on a diluted basis rose 18 percent to 52 cents a diluted share, compared to 44 cents a share in the third quarter of last year, with 372,684 fewer average common equivalent shares outstanding. For the nine months, operating income rose 20 percent to $8.6 from $7.2 million for the same period last year.

Electronics segment third-quarter sales were $12.2 million, which was an increase of 6 percent or $678,000 over the same period last year. Operating income, however, declined 22 percent to $679,000 from $872,000 the prior year. The increase in sales was due primarily to stronger deliveries from the contract manufacturing operations. Their sales increased to $5.8 million in the third quarter from $5.0 million last year. The decline in operating income was due to the impact of $300,000 in inventory valuation adjustments described above and continuing inefficiencies in new business in the contract manufacturing operations. Sales of flow control devices in the third quarter at $3.4 million were even with last year's third quarter due to the continuing weakness in the agricultural markets. However, through cost cutting and production efficiencies they were able to improve their gross margin rates. Third-quarter sales of feedmill automation systems fell $192,000 to $3.0 million due to a decrease in demand for new systems. Sales for the nine months totaled $37.0 million compared to $34.7 million for the same period in fiscal 1999. Operating income for the nine months was $2.3 million, down 27 percent from the prior year's $3.1 million.

Plastics segment sales of $20.0 million for the third quarter were 4 percent more than the same period last year. Sales of $58.0 million for the first nine months were 10 percent greater than the $52.5 million generated in the first nine months of fiscal 1999. Third quarter operating income for the segment was $2.6 million, up sharply

                         PART I - FINANCIAL INFORMATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


due in substantial part to the $966,000 gain on the sale of Glasstite. Adjusted for the gain, operating income was up slightly, but partially offset by $250,000 in inventory-valuation adjustments. The research balloons, engineered films, and pickup truck topper product lines showed increased sales in both the second quarter and the year-to-date figures. Year-to-date operating income was $5.9 million compared to $3.2 million the first nine months of last fiscal year. The increase in operating margins in the Plastics segment was due primarily to the sale of Glasstite. However, there were also positive effects from slightly better prices on purchased material, small increases in selling prices, and better equipment and labor utilization.

Sewn Products segment sales of $12.8 million for the third quarter were short of the $14.1 million figure logged for the same period last year. Year-to-date sales of $21.4 million were 17 percent below the nine-month results of fiscal 1999. Management is projecting lower sales totals in the segment's contract sewing product line due to offshore competition. Third quarter operating income of $311,000 compares to $761,000 generated in the third quarter of fiscal 1999. This result reflects $250,000 of inventory valuation adjustments described above in the contract sewing product line. New management in contract sewing line is repositioning the focus of the product offering. Year-to-date operating income was $515,000, $367,000 less than last year's nine-month total.

Consolidated gross profits of $6.5 million in the third quarter were $556,000 less than the third quarter last year. The current year figure reflects $800,000 in inventory charges. The nine months generated an increase of $591,000 in gross profits, rising from $18.5 million to $19.1 million over the same period the prior year. These increases were due primarily to the strong performance of the Plastics segment. Selling expenses were down by 8 percent for the quarter and 5 percent for the nine months due to decreased selling staff. Administrative expenses were up 12 percent for the quarter and 8 percent on a year-to-date basis reflecting increases in bad debt expenses, consulting and compensation. Third quarter pretax income of $3.5 million was 10 percent higher than last year's $3.2 million. The pretax income for the nine months was $8.6 million compared to $7.1 million last year. These results generated a 27 percent increase year-to-date in per share diluted earnings, rising from 96 cents in fiscal 1999 to $1.22 in fiscal 2000.

YEAR 2000 STATEMENT

All of the company's business software has been changed to be 2000-compliant and is currently in daily production. The platform on which this software runs is 2000-compliant. Production equipment is being checked, and any problems identified are being addressed. Building equipment has been checked, and only one problem was found, which was corrected in March 1999. Since the company does not run its primary business software on personal computers, management does not expect any material problems from non-compliant personal computers. Vendors and service providers have been surveyed to ensure that they are 2000-compliant. Any problems identified are being addressed.

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

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:  None

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  (a) Exhibits Filed:  Exh. 27-Financial Data schedule (for SEC only).
         (b) Reports on Form 8-K: An 8-K was filed November 9, 1999, concerning the October 29, 1999 sale of the assets of the Company's Glasstite Subsidiary.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RAVEN INDUSTRIES, INC.


                                           /s/ Thomas Iacarella
                                          --------------------------------------
                                           Thomas Iacarella
                                           Vice President, Finance, Secretary
                                           and Treasurer (Principal Financial
                                           and Accounting Officer)

DATE: DECEMBER 15, 1999