Form 10-K
period 2000-01-31
RAVEN INDUSTRIES INC
filed 2000-04-28
CIK 82166

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2000
                          ----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number 0-3136
                       ------

                           RAVEN INDUSTRIES, INC.
--------------------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)

            South Dakota                       46-0246171
--------------------------------------------------------------------------------
         (State or other jurisdiction of     (I.R.S. Employer
         incorporation or organization)      Identification No.)

  205 E. 6th Street, Sioux Falls, South Dakota    57117
--------------------------------------------------------------------------------
         (Address of principal offices)(Zip Code)

Registrant's telephone number, including area code     (605) 336-2750
                                                   -----------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $13.00 per share as reported on the NASDAQ National Market System on April 12, 2000 was $41,591,979.

Shares of common stock outstanding at April 12, 2000: 3,720,407.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant's Annual Report to Shareholders for the year ended January 31, 2000 and Proxy Statement for the registrant's 2000 annual meeting, a definitive copy of which was filed on April 19, 2000. All such information set forth under the heading "Reference" below is included herein or incorporated herein by reference. A copy of the registrant's Annual Report to Shareholders for the year ended January 31, 2000 is included as an exhibit to this report.


  PART I.            ITEM IN FORM 10-K                     REFERENCE
  -------            -----------------                     ---------

Item 1.        Business                           Business, pages 4-7, this
                                                          document; Business
                                                          Segments, page 9, and
                                                          Sales by Markets, page
                                                          13, Annual Report to
                                                          Shareholders

Item 2.        Properties                         Properties, pages 8-9, this
                                                          document

Item 3.        Pending Legal                      Pending Legal Proceedings,
                       Proceedings                        page 9, this document

Item 4.        Submission of Matters              Submission of Matters to a
                       to a Vote of                       Vote of Security
                       Security Holders                   Holders, page 9, this
                                                          document

PART II.
--------

Item 5.        Market for the Regis-             Quarterly Information
                       trant's Common                    (unaudited), page 22,
                       Equity and Related                Eleven-year Financial
                       Stockholder Matters               Summary, pages 14-15,
                                                         and inside back cover,
                                                         Annual Report to
                                                         Shareholders

Item 6.        Selected Financial Data           Eleven-Year Financial
                                                         Summary, pages 14-15,
                                                         Annual Report to
                                                         Shareholders

Item 7.        Management's Discussion           Financial Review and
                       and Analysis of                   Analysis, pages 16-21,
                       Financial Condition               Annual Report to Share-
                       and Results of                    holders
                       Operations

                     ITEM IN FORM 10-K                    REFERENCE
                     -----------------                    ---------

Item 8.        Financial Statements and          Pages 22-31, Annual Report
                       Supplementary Data                to Shareholders.

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

PART III.
---------

Item 10.       Directors of the Regis-           Election of Directors and
                       trant                             Executive Compensation,
                                                         Proxy Statement

               Executive Officers of             Executive Officers of
                       the Registrant                    Registrant, page 9-10,
                                                         this document and Other
                                                         Matters, Proxy
                                                         Statement

Item 11.       Executive Compensation            Executive Compensation,
                                                         Proxy Statement

Item 12.       Voting Securities and             Ownership of Common Stock,
                       Principal Holders                 Proxy Statement
                       Thereof

Item 13.       Certain Relationships             Election of Directors,
                       and Related                       Proxy Statement
                       Transactions

PART IV.
--------

Item 14.       Exhibits, Financial               Exhibits, Financial
                       Statement Schedule                Statement Schedule
                       and Reports on Form               and Reports on Form
                       8-K.                              8-K, pages 10-11,
                                                         this document.

                           FORWARD-LOOKING STATEMENTS

Certain sections of this report contain discussions of items which may constitute forward-looking statements within the meaning of federal securities laws. Although Raven Industries, Inc., believes that expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurances that its expectations will be achieved. Factors that could cause actual results to differ from expectations include general economic conditions, weather conditions which could affect certain of the company's primary markets such as the agricultural market or its market for outerwear or changes in competition which could impact any of the company's product lines.

                             RAVEN INDUSTRIES, INC.

                                    FORM 10-K

                           year ended January 31, 2000


Item 1. Business

General

         Raven Industries, Inc., was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report. Raven is headquartered in Sioux Falls, South Dakota, employing approximately 1,100 persons in six states.

         The company began operations as a manufacturer of high-altitude research balloons. It has diversified over the years to supply specialized products for a number of markets, including industrial, recreation, agriculture, automotive and defense. Many of these product lines are an extension of technology and production methods developed in the original balloon business. The automotive product line was sold in the third quarter of fiscal 2000. Page 13 of the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information regarding sales by markets.

         The company has three business segments: Electronics, Plastics and Sewn Products. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, more than one business segment may serve each of the product markets identified above. Page 9 of the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the three business segments.

Business Segments

         Electronics - Historically, the company's Electronics segment provided a variety of assemblies and controls to the U.S. Department of Defense and other defense contractors. The company is expanding this segment's capabilities in contract electronics assembly for commercial customers to offset a decline in defense contracts. Assemblies manufactured by the Electronics segment include communication, computer and other products where high quality is critical. Flow control devices, used primarily for precision farming applications, are designed and produced within this business segment. These devices are also used for roadside and turf spraying. The company has developed new products for field location control to expand the company's capabilities and support precision farming in future years. The segment also builds and installs automated control systems for use in feedmills.

         Contract electronics assembly sales are made in response to competitive bid requests by commercial customers and defense contractors. The level and nature of competition varies with the type of product, but the company frequently competes with a number of assembly manufacturers on any given bid request. Home office personnel sell flow control devices directly to original equipment manufacturers(OEMs)and distributors. Company sales representatives sell automated systems directly to feedmills. All the product markets the company participates in are competitive, with customers having a number of suppliers from which to choose.

         Plastics - Products in this segment include heavy-duty sheeting for industrial and agricultural applications; fiberglass, polyethylene and dual-laminate tanks for industrial and agricultural use; high altitude balloons for public and commercial research. The company's Glasstite operations were sold in October of 1999. Glasstite was a manufacturer of pickup-truck toppers which were sold in the small truck after market. This sale was an important part of the company's plan for repositioning its business by disposing of its non-strategic businesses.

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

         Sewn Products - The Sewn Products segment of the company produces and sells outerwear for a variety of recreational activities, including hunting and fishing. This segment also manufactures sport balloons principally for recreational use. Another major product is large inflatable devices, which enjoy a number of uses, such as parade floats and advertising media.

         Recreational outerwear is now entirely a contract business sold by home office personnel to distributors and catalog retailers. The company's proprietary skiwear line was sold at the end of the fourth quarter of fiscal 2000 to reduce inventory, lower accounts receivable levels and improve cash return on investment. There are many outerwear manufacturers in the U.S. and abroad, and considerable competition exists. The company competes successfully in the medium-to-higher priced range of the market where specialty fabrics such as Gore-Tex(R) are involved, emphasizing quality, service and manufacturing expertise.

         The Sewn Products segment sells balloons through a dealer network. Raven is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. The company believes it has approximately 40 percent of the U.S. hot-air balloon market, although others are able to compete with lower-cost products. Inflatables are sold directly to corporate customers and are subject to varying levels of competition. Generally, the more customized the product, the greater the company's market share.

Major Customer Information

         No customer accounted for more than 10 percent of consolidated sales in fiscal 2000 or for more than 10 percent of the company's consolidated accounts receivable at January 31, 2000. However, the company sells sewn products to several large customers. In fiscal 2000, the top five customers in the Sewn Products segment accounted for more than two-thirds of that segment's sales. Although the loss of these accounts would adversely affect profitability, the company believes that, over the long term, addition of new customers and sales growth from existing customers would replace any lost sales.

Seasonality/Working Capital Requirements

         Some seasonality in demand exists for the company's outerwear products, many of which are produced in spring/summer for summer/fall delivery. Most of these sales carry net thirty day terms, although some winter-dated terms were offered in the company's proprietary skiwear line. Sales to the agricultural market (flow controls, plastic tanks) also experience some seasonality, building in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms for late fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances may require, and have required, seasonal short-term financing.

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

Raw Materials

         The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronics segment, various plastic resins for the Plastics segment and fabric for the Sewn Products segment. The company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.

Patents

         The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.

Research and Development

         The business segments noted above conduct ongoing research and development efforts. Most of the company's research and development expenditures are directed toward new products in the Electronics and Plastics segments. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 27 of the Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

         Except as described below, the company believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company's capital expenditures, earnings or competitive position.

         In connection with the sale of substantially all of the assets of the company's Glasstite, Inc. subsidiary, the company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999 environmental contamination at the company's Glasstite pickup-truck topper facility in Dunnell, Minnesota as required by the Minnesota Pollution Control Agency (MPCA) or the U.S. Environmental Protection Agency (EPA). The Company and purchaser have conducted a preliminary environmental assessment of the Company's properties. Although this assessment is still being evaluated by the MPCA, on the basis of the preliminary data available there is no reason to believe that any activities which might be required as a result of the findings of the assessment will have a material effect on the company's results of operations, financial position or cash flow of the company. As discussed in Note 4 to the Consolidated Financial Statements, located on pages 28 and 29 of the Annual Report to Shareholders, incorporated herein by reference, the company had accrued $150,000 at January 31, 2000, its best estimate of probable costs to be incurred related to this matter.

Backlog

         As of February 1, 2000, the company's backlog of firm orders totaled $44.9 million. Comparable backlog amounts as of February 1, 1999 and 1998 were $47.4 million and $47.2 million, respectively. Approximately $3 million of the February 1, 2000 backlog is not scheduled for shipment by January 31, 2001.

Employees

         As of January 31, 2000, the company had approximately 1100 employees, consisting of 400 in the Electronics segment, 300 in the Plastics segment and 400 in the Sewn Products segment. Management believes its employee relations are satisfactory.

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

                         59,000   Plastic sheeting and hot-        Plastics
                                  air balloon manufacturing        Sewn Products

                         31,400   Storage tank                     Plastics
                                  manufacturing

                         27,000   Offices and material             Sewn Products
                                  handling facility

                         25,300   Inflatable manufacturing         Sewn Products

                         24,000   Electronics manufacturing        Electronics

                         10,200   Machine Shop                     Electronics

                          6,200   Training/meeting center          All

                         31,214   Warehouse                        Plastics

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

Huron, SD                24,100   Sewing plant                     Sewn Products

Washington Court         21,500   Storage tank                     Plastics
House, OH                         manufacturing

St. Louis, MO            21,000   Electronics manufacturing        Electronics

Gordo, AL               *20,000   Feedmill automation              Electronics
                                  equipment manufacturing

                        Square                                     Business
Location                Feet      Use                              Segments
--------                ----      ---                              --------

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

         Item 3. Pending Legal Proceedings

The company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of business. The settlement of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

         Item 4. Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter to a vote of security holders of the company.

         Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

         Item 10. Executive Officers of the Registrant

       Name               Age          Position              Period Served
       ----               ---          --------              -------------

David A. Christensen      65     President and Chief     April 1971 to present
                                 Executive Officer

Gary L. Conradi           60     Vice President,         January 1980 to present
                                 Administration

Thomas Iacarella          46     Vice President,         August 1998 to present
                                 Finance, Secretary
                                 and Treasurer

Ronald M. Moquist         54     Executive Vice          January 1979 to present
                                 President

Each of the above named individuals serves at the pleasure of the Board of Directors on a year-to-year basis.

         Mr. Christensen has been President and Chief Executive Officer of the Company since April 1971. He is a Director of Northern States Power Co., Minneapolis, MN, Medcomp Software, Inc., Colorado Springs, Co, and Wells Fargo & Co., San Francisco, CA.

         Mr. Conradi was named Vice President-Administration of Raven Industries, Inc., on June 1, 1999. He served as Vice President-
Corporate Services from 1980 to 1999. From 1966 to 1980 he was the company's Director of Personnel.

         Mr. Iacarella has been Vice President-Finance, Secretary and Treasurer of the company since 1998. He is the company's Chief
Financial Officer. He joined Raven Industries, as Corporate Controller in 1991. Prior to joining Raven Industries, he held positions with Tonka Corporation and Ernst & Young.

         Mr. Moquist has been Executive Vice President, of Raven Industries, Inc., since 1985. As Vice President, Raven Industries, 1979-1985 his responsibilities encompassed both corporate and divisional management positions. He joined Raven Industries in 1975 as Sales and Marketing Manager.

         Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

         (a)      Consolidated Financial Statements and Schedule

                  1. Incorporated by reference from the attached exhibit containing the 2000 Annual Report to Shareholders:

                             Consolidated Balance Sheet
                             Consolidated Statement of Income
                             Consolidated Statements of Stockholders' Equity and
                                 Comprehensive Income
                             Consolidated Statement of Cash Flows
                             Notes to Financial Statements
                             Report of Independent Accountants

                  2.       Included in Part II:

                             Report of Independent Accountants on Financial
                                 Statement Schedule
                             Schedule II - Valuation and Qualifying Accounts

                  The following schedules are omitted for the reason that they are not applicable or are not required: I, III and IV.

         (b)      Reports on Form 8-K

                  An 8-K was filed November 9, 1999 concerning the October 29, 1999 sale of the assets of the company's Glasstite subsidiary.

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

                  10(e) Employment Agreement between Raven Industries, Inc. and David A. Christensen dated as of November 29, 1999.

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

                  10(h) Deferred Compensation Plan between Raven Industries, Inc. and David A. Christensen dated as of February 1, 1997 (incorporated by reference to Exhibit 10(h) of the Company's Form 10-K for the year ended January 31, 1999).

                  10(i) Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989.*

                  13 2000 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

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

                                       RAVEN INDUSTRIES, INC.
                                       (Registrant)


April 28, 2000                         By:  /S/ David A. Christensen
-----------------------                     ------------------------------------
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

April 28, 2000                         By:  /S/ David A. Christensen
-----------------------                     ------------------------------------
        Date                                David A. Christensen
                                            President (Principal Executive
                                                Officer and Director)

April 28, 2000                              /S/ Thomas Iacarella
-----------------------                     ------------------------------------
        Date                                Thomas Iacarella
                                            Vice President, Finance,
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

                                            Directors:

April 28, 2000                              /S/ Conrad J. Hoigaard
-----------------------                     ------------------------------------
        Date                                Conrad J. Hoigaard

April 28, 2000                              /S/ Ronald M. Moquist
-----------------------                     ------------------------------------
        Date                                Ronald M. Moquist

April 28, 2000                              /S/ Mark E. Griffin
-----------------------                     ------------------------------------
        Date                                Mark E. Griffin

April 28, 2000                              /S/ Kevin T. Kirby
-----------------------                     ------------------------------------
        Date                                Kevin T. Kirby

April 28, 2000                              /S/ Anthony W. Bour
-----------------------                     ------------------------------------
        Date                                Anthony W. Bour

April 28, 2000                              /S/ Thomas S. Everist
-----------------------                     ------------------------------------
        Date                                Thomas S. Everist

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders of Raven Industries, Inc.:

         Our audits of the consolidated financial statements referred to in our report dated March 11, 2000 appearing in the 2000 Annual Report to Stockholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP



Minneapolis, Minnesota
March 11, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               for the years ended January 31, 2000, 1999 and 1998

                             (Dollars in thousands)

                                    --------

            Column A                  Column B                Column C                Column D      Column E
            --------                 ----------     ---------------------------     -----------     --------

                                                             Additions
                                                    ---------------------------
                                     Balance at      Charged to     Charged to      Deductions
                                      Beginning      Costs and         Other           From        Balance at
           Description                of Year        Expenses        Accounts       Reserves(1)    End of Year
           -----------               ----------     -----------     -----------     --------       -----------
Deducted in the balance sheet
    from the asset to which it
    applies:
  Allowance for doubtful
      accounts:
    Year ended January 31, 2000         $400            $362            None          $362            $400
                                        ====            ====                          ====            ====

    Year ended January 31, 1999         $390            $135            None          $125            $400
                                        ====            ====                          ====            ====

    Year ended January 31, 1998         $340            $193            None          $143            $390
                                        ====            ====                          ====            ====



Note:
----

  (1) Represents uncollectible accounts receivable written off during the year, net of recoveries.