Form 10-Q
period 2000-04-30
RAVEN INDUSTRIES INC
filed 2000-06-05
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  APRIL 30, 2000

                                    OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _____________________

Commission file number: 0-3136

                             RAVEN INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           SOUTH DAKOTA                                 46-0246171
---------------------------------         --------------------------------------
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

                           Yes ___X___      No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                  OUTSTANDING AS OF MAY 31, 2000
---------------------------           ------------------------------------------

Common Stock                          3,563,407 shares

                             RAVEN INDUSTRIES, INC.

                                      INDEX



                                                                       PAGE NO.
                                                                       --------
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheet as of April 30, 2000,
     January 31, 2000 and April 30, 1999                                  3

Consolidated Statement of Income for the three months
     ended April 30, 2000 and 1999                                        4

Consolidated Statement of Cash Flows for the
     three months ended April 30, 2000 and 1999                           5

Notes to Consolidated Financial Statements                                6-7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                  8-9

PART II-OTHER INFORMATION                                                 10

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                   Dollars in thousands, except per share data

                                                                      04/30/00    01/31/00    04/30/99
                                                                      --------    --------    --------
                                                                     (unaudited)             (unaudited)
ASSETS
------
Cash and cash equivalents ........................................    $  1,866    $  5,707    $  2,055
Accounts and note receivable, less allowance for
  doubtful accounts of $461,000, $400,000 and $401,000 as of
  04/30/00, 01/31/00 and 04/30/99, respectively ..................      22,687      22,717      24,272
Inventories, net:
  Materials ......................................................      17,417      16,260      20,419
  In process .....................................................       6,232       4,997       5,204
  Finished goods .................................................       3,538       3,205       6,010
                                                                      --------    --------    --------
      Total inventories, net .....................................      27,187      24,462      31,633
Deferred income taxes ............................................       2,010       1,919       1,132
Prepaid expenses and other current assets ........................         536         566         269
                                                                      --------    --------    --------
      Total current assets .......................................      54,286      55,371      59,361

Property, plant and equipment ....................................      49,552      48,949      58,058
  Less accumulated depreciation ..................................      34,893      33,881      39,007
                                                                      --------    --------    --------
      Property, plant and equipment, net .........................      14,659      15,068      19,051
Other assets, net ................................................       3,592       3,608       3,734
                                                                      --------    --------    --------
Total assets .....................................................    $ 72,537    $ 74,047    $ 82,146
                                                                      ========    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current portion of long-term debt ................................    $     33    $  1,044    $    608
Accounts payable .................................................       5,969       5,320       5,418
Accrued liabilities and customer advances ........................       8,941       8,338       8,792
                                                                      --------    --------    --------
      Total current liabilities ..................................      14,943      14,702      14,818

Long-term debt, less current portion .............................       3,012       3,024       3,992
Other liabilities, primarily compensation and benefits ...........       1,987       1,802       1,775

Commitments and contingencies

Stockholders' equity
  Common stock, $1.00 par value, authorized shares:
   100,000,000 issued: 5,218,114; 5,218,114 and 5,215,489
   as of 04/30/00, 01/31/00 and 04/30/99, respectively ...........       5,218       5,218       5,215
  Paid-in capital ................................................       3,177       3,177       2,961
  Retained earnings ..............................................      65,259      64,236      61,060
                                                                      --------    --------    --------
                                                                        73,654      72,631      69,236
  Less treasury stock, at cost
      1,522,707; 1,302,007 and 623,203 shares as of 04/30/00,
      01/31/00 and 04/30/99, respectively ........................      21,059      18,112       7,675
                                                                      --------    --------    --------
      Total stockholders' equity .................................      52,595      54,519      61,561
                                                                      --------    --------    --------
Total liabilities and stockholders' equity .......................    $ 72,537    $ 74,047    $ 82,146
                                                                      ========    ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                   Dollars in thousands, except per share data


                                                         FOR THE THREE
                                                          MONTHS ENDED:
                                                    -----------------------
                                                    04/30/00      04/30/99
                                                    ---------     ---------

Net sales ......................................    $  31,544     $  34,495
Cost of goods sold .............................       25,277        28,484
                                                    ---------     ---------

  Gross profit .................................        6,267         6,011

Operating expenses
  Selling ......................................        1,774         1,972
  Administrative ...............................        1,894         1,781
                                                    ---------     ---------

     Operating income ..........................        2,599         2,258

Interest expense ...............................          (57)         (103)
Other income, net ..............................           79            97
                                                    ---------     ---------

  Income before income taxes ...................        2,621         2,252

Income taxes ...................................          944           813
                                                    ---------     ---------
  Net income ...................................    $   1,677     $   1,439
                                                    =========     =========


Net income per common share:
         Basic .................................    $    0.44     $    0.31
         Diluted ...............................    $    0.44     $    0.31


Cash dividends declared and paid per share .....    $    0.17     $    0.16


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                       FOR THE THREE
                                                                       MONTHS ENDED:
                                                                  ---------------------
                                                                  04/30/00     04/30/99
                                                                  --------     --------
Cash flows from operating activities
  Net income .................................................    $  1,677     $  1,439
  Adjustments to reconcile net income to net
  cash provided by operating activities
      Depreciation and amortization ..........................       1,098        1,380
      Provision for losses on accounts receivable ............         139            2
      Deferred income taxes ..................................        (161)           4
      Change in accounts and interest receivable .............        (266)       3,125
      Change in inventories ..................................      (2,725)      (5,655)
      Change in prepaid expenses and other current assets ....          30          148
      Change in operating liabilities ........................       1,503          273
      Other ..................................................                      (17)
                                                                  --------     --------
  Net cash provided by operating activities ..................       1,295          699

Cash flows from investing activities
  Capital expenditures .......................................        (603)        (782)
  Proceeds from the sale of Glasstite assets .................         157
  Other ......................................................         (66)          27
                                                                  --------     --------
  Net cash used in investing activities ......................        (512)        (755)

Cash flows from financing activities
  Long-term debt principal payments ..........................      (1,023)      (1,032)
  Dividends paid .............................................        (654)        (748)
  Purchase of treasury stock .................................      (2,947)      (1,444)
                                                                  --------     --------

  Net cash used in financing activities ......................      (4,624)      (3,224)
                                                                  --------     --------

  Net decrease in cash and cash equivalents ..................      (3,841)      (3,280)

Cash and cash equivalents at beginning of period .............       5,707        5,335
                                                                  --------     --------
Cash and cash equivalents at end of period ...................    $  1,866     $  2,055
                                                                  ========     ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Financial results for the three-month period ended April 30, 2000 are not necessarily indicative of results that may be expected for the year ending January 31, 2001. The January 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all consolidated disclosure required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's annual report on Form 10-K for the year ended January 31, 2000.

2. Certain reclassifications have been made to the April 30, 1999 balance sheet to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or the company's results of operations.

3. 269,800 and 242,100 options were excluded from diluted earnings per share calculation on April 30, 1999 and April 30, 2000, respectively, because their excercise prices were greater than the average market price of the company's common stock during the period. Details of the earnings per share computation are presented below (dollars in thousands, except per share data).

                                                         FOR THE THREE
                                                         MONTHS ENDED:
                                                   ------------------------

                                                    04/30/00      04/30/99
                                                   ----------    ----------

     Net income ...............................    $    1,677    $    1,439
                                                   ==========    ==========
     Weighted average common shares
       outstanding ............................     3,823,361     4,652,019
     Dilutive impact of stock options .........             0             0
                                                   ----------    ----------
     Weighted average common and common
       equivalent shares outstanding ..........     3,823,361     4,652,019
                                                   ==========    ==========
     Net income per share
         Basic ................................    $     0.44    $     0.31
                                                   ==========    ==========
         Diluted ..............................    $     0.44    $     0.31
                                                   ==========    ==========

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. The company's three reportable segments (Electronics, Plastics and Sewn Products) are defined by their common technologies, raw materials, and production processes. These segments are consistent with the company's management reporting structure. The company's customers (distributors or original equipment manufacturers) provide opportunities for each segment to serve various markets. Distribution methods are similar across and within segments. These segments' results are shown below.

                                             FOR THE THREE
                                             MONTHS ENDED:
                                        -----------------------
                                        04/30/00      04/30/99
                                        ---------     ---------
     NET SALES
     ---------
       Electronics .................    $  14,121     $  12,917
       Plastics ....................       13,965        18,610
       Sewn Products ...............        3,458         2,968
                                        ---------     ---------
     Total company .................    $  31,544     $  34,495
                                        =========     =========

     OPERATING INCOME
     ----------------
       Electronics .................    $   1,457     $     866
       Plastics ....................        1,325         1,575
       Sewn Products ...............         (183)         (183)
                                        ---------     ---------
     Total company .................    $   2,599     $   2,258
                                        =========     =========

5. During the first quarter of fiscal 2001, the company repaid $1.0 million of its debt originally due in June 2000.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash and cash equivalents balance of $1.9 million at April 30, 2000 was $3.8 million less than January 31, 2000, and $189,000 lower than April 30, 1999. There were no borrowings against the company's line of credit as of April 30, 2000, which was the same as January 31, 2000 and April 30, 1999. The cash balance as of January 31, 2000 was sufficient to fund the seasonal increases in inventory levels and prepay $1.0 million of long-term debt due in June 2000. Inventory levels declined $4.4 million from April 30, 1999 to April 30, 2000, due primarily to the sale of the assets of our Glasstite subsidiary in fiscal 2000. From April 30, 1999 through April 30, 2000, the company repurchased 899,504 shares of its common stock for a total of $13.4 million, including $2.9 million in the quarter ended April 30, 2000. The company had $3.0 million in long-term debt at April 30, 2000, including the current portion, down from $4.6 million at April 30, 1999. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales for the quarter ended April 30, 2000, were $31.5 million, down $3.0 million from the previous year's results, due primarily to the sale of our Glasstite subsidiary in fiscal 2000. Glasstite sales for the first quarter last year totaled $5.7 million. After adjusting last fiscal year's first quarter results for the Glasstite sale, sales increased $2.7 million this quarter. Most of this sales increase was generated in our Electronics and Plastics segments. Net income for the first quarter was $1.7 million, $238,000 superior to last year's first quarter. Last year's results included Glasstite's contribution of $381,000 to operating income. The number of shares outstanding for the first quarter ended April 30, 2000, compared to the first quarter April 30, 1999, was down 899,504 shares due to the company's on-going repurchase of stock. Earnings per diluted share climbed to a first quarter record-tying $0.44 from $0.31 in the first quarter of the previous year.

Electronics segment sales of $14.1 million in the first quarter were 9 percent higher than one year earlier. Sales of flow control devices increased by more than $1.0 million in the first quarter, due primarily to increased product recognition in the marketplace and aggressive marketing. Management remains cautious about the sustainability of this demand in what continues to be a weak agricultural marketplace. Sales of feedmill automation systems were down 13 percent, due to the continuing poor ag economy. Contract electronics showed excellent gains during the first quarter, logging a 9 percent increase in sales over last year's total, due primarily to heavy deliveries of a long-term contract relating to the computer industry. First quarter operating income for the Electronics segment was $1.5 million, up 68 percent from last year's $866,000. This increase is due to improved sales of higher-margin products along with higher sales volumes, which allow for improved factory utilization and labor efficiencies.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Plastics segment sales of $14.0 million in the quarter ended April 30, 2000 compared to $18.6 million last year, and $12.9 million after adjusting for Glasstite's first quarter 1999 sales, or an increase in Plastic segment sales of $1.1 million. All of this increase was generated in our engineered films product line, due to increased market share. Sales of plastic tanks were down slightly, due primarily to continuing weak agricultural demand. Operating income for the segment in fiscal 2001 was $1.3 million, down 16 percent from last year's $1.6 million, which included Glasstite's contribution to $381,000 of operating income in the first quarter of last year.

Sewn Products segment sales are typically at a seasonal low in the first quarter of the fiscal year. First quarter sales of $3.5 million were up $490,000 over last year's $3.0 million. The sales increase was due to off-season contracts obtained to provide work for our factories. The operating loss for the segment was unchanged from last year at $183,000. This loss is the result of the less profitable off-season business. Management does not expect first quarter results to be representative of the full year. Although full-year sales are expected to decline from last year's $28 million for this segment, management expects the segment will generate an operating profit during that timeframe.

Consolidated gross profits of $6.3 million in the first quarter were 4 percent higher than the prior year's first quarter, due primarily to the strong performance of the Electronics segment. Selling expenses were 10 percent lower than the prior year because of the sale of our Glasstite subsidiary operation and of the company's proprietary skiwear product line, which had higher selling expenses than other businesses of the company. Administrative expenses were 6 percent higher than the previous year reflecting increased bad debt and benefits expenses. Pretax income of $2.6 million was 16 percent greater than the first quarter of the prior fiscal year.

FORWARD-LOOKING STATEMENTS

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings:

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


                                       RAVEN INDUSTRIES, INC.


                                        /s/ Thomas Iacarella
                                       -----------------------------------------
                                        Thomas Iacarella
                                        Vice President, Finance, Secretary
                                        and Treasurer (Principal Financial
                                        and Accounting Officer)
DATE: JUNE 5, 2000