Form 10-Q
period 2000-07-31
RAVEN INDUSTRIES INC
filed 2000-09-07
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (Mark One)
       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:  JULY 31, 2000

                                       OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ___________________________

Commission file number: 0-3136

                             RAVEN INDUSTRIES, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          SOUTH DAKOTA                                 46-0246171
---------------------------------       ----------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
      -------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                  605-336-2750
                 ----------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ___X____         No _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                     OUTSTANDING AS OF AUGUST 31, 2000
--------------------------           -------------------------------------------

Common Stock                                      3,301,107 shares

                             RAVEN INDUSTRIES, INC.

                                      INDEX



                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Consolidated Balance Sheet as of July 31, 2000,
     January 31, 2000 and July 31, 1999                                      3

Consolidated Statement of Income for the three
     and six month periods ended July 31, 2000 and 1999                      4

Consolidated Statement of Cash Flows for the six
     month periods ended July 31, 2000 and 1999                              5

Notes to Consolidated Financial Statements                                 6-7

Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   8-9

PART II - OTHER INFORMATION                                                 10

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands, except per share data)

                                                                      07/31/00       01/31/00       07/31/99
                                                                    -----------    -----------    -----------
                                                                    (unaudited)                   (unaudited)
ASSETS
------
Cash and cash equivalents ......................................    $     1,956    $     5,707    $     1,804
Accounts and note receivable, less allowance for
  doubtful accounts of $422, $400 and $453 as of
  07/31/00, 01/31/00 and 07/31/99, respectively ................         20,273         22,717         22,209
Inventories
  Materials ....................................................         18,621         16,260         19,769
  In process ...................................................          4,300          4,997          5,372
  Finished goods ...............................................          4,365          3,205          8,496
                                                                    -----------    -----------    -----------
      Total inventories ........................................         27,286         24,462         33,637
Deferred income taxes ..........................................          2,070          1,919          1,164
Prepaid expenses and other current assets ......................            563            566            192
                                                                    -----------    -----------    -----------
      Total current assets .....................................         52,148         55,371         59,006
                                                                    -----------    -----------    -----------

Property, plant and equipment ..................................         37,482         48,949         58,915
Less accumulated depreciation ..................................         25,649         33,881         40,067
                                                                    -----------    -----------    -----------
      Property, plant and equipment, net .......................         11,833         15,068         18,848
Other assets, net ..............................................          1,725          3,608          3,679
Noncurrent assets held for sale ................................          4,779
                                                                    -----------    -----------    -----------
TOTAL ASSETS ...................................................    $    70,485    $    74,047    $    81,533
                                                                    ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Notes payable, bank ............................................    $     3,500                   $     2,000
Current portion of long-term debt ..............................          1,023    $     1,044          1,555
Accounts payable ...............................................          5,009          5,320          5,264
Accrued liabilities and customer advances ......................          8,204          8,338          8,034
                                                                    -----------    -----------    -----------
      Total current liabilities ................................         17,736         14,702         16,853

Long-term debt, less current portion ...........................          2,013          3,024          3,035
Other liabilities, primarily compensation and benefits .........          2,039          1,802          1,883

Stockholders' equity
  Common stock, $1 par value, 100,000,000 authorized shares:
   issued: 5,218,114; 5,218,114 and 5,215,489 shares
   as of 07/31/00, 01/31/00 and 07/31/99, respectively .........          5,218          5,218          5,215
  Paid-in capital ..............................................          3,177          3,177          2,961
  Retained earnings ............................................         65,859         64,236         62,146
                                                                    -----------    -----------    -----------
                                                                         74,254         72,631         70,322
  Less treasury stock, at cost:
      1,853,207; 1,302,007 and 816,098 shares as of 07/31/00,
      01/31/00 and 07/31/99, respectively ......................         25,557         18,112         10,560
                                                                    -----------    -----------    -----------
      Total stockholders' equity ...............................         48,697         54,519         59,762
                                                                    -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................    $    70,485    $    74,047    $    81,533
                                                                    ===========    ===========    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                  (Dollars in thousands, except per-share data)

                                               FOR THE THREE                   FOR THE SIX
                                               MONTHS ENDED                    MONTHS ENDED
                                       ---------------------------     ---------------------------
                                         07/31/00        07/31/99        07/31/00        07/31/99
                                       -----------     -----------     -----------     -----------
Net sales .........................    $    32,386     $    36,965     $    63,930     $    71,460
Cost of goods sold ................         27,236          30,377          52,513          58,861
                                       -----------     -----------     -----------     -----------

  Gross profit ....................          5,150           6,588          11,417          12,599

Operating expenses
  Selling .........................          1,732           2,020           3,505           3,992
  Administrative ..................          1,567           1,765           3,462           3,546
                                       -----------     -----------     -----------     -----------

  Operating income ................          1,851           2,803           4,450           5,061

Interest expense ..................            (64)            (89)           (121)           (192)
Other income, net .................             45             128             124             225
                                       -----------     -----------     -----------     -----------

  Income before income taxes ......          1,832           2,842           4,453           5,094

Income taxes ......................            659           1,026           1,603           1,839
                                       -----------     -----------     -----------     -----------
  Net income ......................    $     1,173     $     1,816     $     2,850     $     3,255
                                       ===========     ===========     ===========     ===========




Net income per common share:

         Basic ....................    $      0.34     $      0.40     $      0.78     $      0.71

         Diluted ..................    $      0.34     $      0.40     $      0.78     $      0.71


Cash dividends paid per share .....    $      0.17     $      0.16     $      0.34     $      0.32


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                          FOR THE SIX
                                                                          MONTHS ENDED
                                                                  ---------------------------
                                                                    07/31/00        07/31/99
                                                                  -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .................................................    $     2,850     $     3,255
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..........................          2,184           2,758
      Provision for losses on accounts receivable ............            173             124
      Deferred income taxes ..................................           (236)            (65)
      Change in accounts and interest receivable .............          2,063           5,066
      Change in inventories ..................................         (2,824)         (7,659)
      Change in prepaid expenses and other current assets ....              3             225
      Change in operating liabilities ........................           (208)           (531)
      Other ..................................................             16              12
                                                                  -----------     -----------
  Net cash provided by operating activities ..................          4,021           3,185

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .......................................         (1,783)         (1,874)
  Proceeds from the sale of Glasstite assets .................            208
  Other ......................................................              8               7
                                                                  -----------     -----------
  Net cash used in investing activities ......................         (1,567)         (1,867)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of short-term debt ................................          3,500           2,000
  Long-term debt principal payments ..........................         (1,033)         (1,042)
  Dividends paid .............................................         (1,227)         (1,478)
  Purchase of treasury stock .................................         (7,445)         (4,329)
                                                                  -----------     -----------
  Net cash used in financing activities ......................         (6,205)         (4,849)
                                                                  -----------     -----------

  Net decrease in cash and cash equivalents ..................         (3,751)         (3,531)

Cash and cash equivalents at beginning of period .............          5,707           5,335
                                                                  -----------     -----------

Cash and cash equivalents at end of period ...................    $     1,956     $     1,804
                                                                  ===========     ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The accompanying unaudited consolidated financial statements have been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three and six-month periods ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. The January 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the consolidated financial statement and notes included in the company's annual report on Form 10-K for the year ended January 31, 2000.

2. Certain reclassifications have been made to the July 31, 1999 consolidated balance sheet to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or the company's results of operations.

3. Options to purchase 266,300 and 242,100 shares of the Company's common stock were excluded from the diluted earnings per share calculations for the periods ended July 31, 1999 and July 31, 2000, respectively, because their exercise prices were greater than the average market price of the company's common stock during those periods. Details of the earnings per share computation are presented below (in thousands, except per share data):

                                                    FOR THE THREE               FOR THE SIX
                                                    MONTHS ENDED                MONTHS ENDED
                                              ----------------------------------------------------
                                               07/31/00      07/31/99      07/31/00      07/31/99
                                              ----------    ----------    ----------    ----------
Net income ...............................    $    1,173    $    1,816    $    2,850    $    3,255
                                              ==========    ==========    ==========    ==========

Weighted average common shares
   outstanding ...........................         3,475         4,510         3,647         4,581

Dilutive impact of stock options .........             0             0             0             0
                                              ----------    ----------    ----------    ----------

Weighted average common and common
    equivalent shares outstanding ........         3,475         4,510         3,647         4,581
                                              ==========    ==========    ==========    ==========

Net income per share
     Basic ...............................    $     0.34    $     0.40    $     0.78    $     0.71
                                              ==========    ==========    ==========    ==========

     Diluted .............................    $     0.34    $     0.40    $     0.78    $     0.71
                                              ==========    ==========    ==========    ==========

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


4. The company's three reportable segments (Electronics, Plastics and Sewn Products) are defined by their common technologies, raw materials and production processes. These segments are consistent with the company's management reporting structure. The company's customers (distributors or original equipment manufacturers) provide opportunities for each segment to serve various markets. Distribution methods are similar across and within segments. These segments' results are shown below.

                                            FOR THE THREE               FOR THE SIX
                                            MONTHS ENDED                MONTHS ENDED
                                     ------------------------------------------------------
                                      07/31/00       07/31/99      07/31/00       07/31/99
                                     ----------     ----------    ----------     ----------
NET SALES
---------

      Electronics ...............    $   10,964     $   11,917    $   25,085     $   24,834
      Plastics ..................        15,113         19,368        29,078         37,978
      Sewn Products .............         6,309          5,680         9,767          8,648
                                     ----------     ----------    ----------     ----------
Total company ...................    $   32,386     $   36,965    $   63,930     $   71,460
                                     ==========     ==========    ==========     ==========

OPERATING INCOME (LOSS)
-----------------------

      Electronics ...............    ($     395)    $      716    $    1,062     $    1,582
      Plastics ..................         2,115          1,700         3,440          3,275
      Sewn Products .............           131            387           (52)           204
                                     ----------     ----------    ----------     ----------
Total company ...................    $    1,851     $    2,803    $    4,450     $    5,061
                                     ==========     ==========    ==========     ==========

5. During the second quarter of fiscal 2001, the company committed to a plan to sell its Plastic Tank division, part of the company's Plastics Segment. Accordingly, the non-current assets of these operations of $4,779,000, consisting primarily of property, plant, equipment and certain intangible assets, were reclassified as assets held for sale as of July 31, 2000. In addition, the company is selling certain current assets of the division. The Plastic Tank division is expected to be sold during the company's third quarter of fiscal 2001. Based on signed letters of intent, the cash proceeds of the sale are expected to be approximately $11.5 million, resulting in an expected after-tax gain on the sale of approximately $1.5 million to be recognized in the company's third quarter. Certain liabilities of the company will be assumed by the buyers. In August 2000, the company did sell certain net assets of the Plastic Tank division and received approximately $11.0 million at the closing. Sales and operating income (before allocation of certain administrative expense) of the company's Plastic Tank division were approximately $10.8 million and $830,000, respectively, for the six month period ended July 31, 2000 and $18.2 million and $100,000, respectively for the year ended January 31, 2000.

6. In June 2000, the company entered into a new agreement with Norwest Bank South Dakota, N.A. (Norwest) to increase the short-term credit line to $7.0 million. The terms of this credit line are similar to the $5.0 million line with Norwest that expired on June 30, 2000. At July 31, 2000, the company had borrowings of $3.5 million outstanding under this line of credit.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

The company's cash and cash equivalents balance was $2.0 million at July 31, 2000, compared with $1.8 million one year earlier. As of July 31, 2000, the company's long term debt, including the current portion, was $3.0 million compared to $4.6 million the prior year. The company obtained short term financing in the amount of $3.5 million during the second quarter of fiscal year 2001 in order to help fund the repurchase of common shares. At July 31, 2000, the company retained an unused balance of $3.5 million on its $7.0 million line of credit. During the second quarter, the company repurchased 330,500 shares of its common stock. The average purchase price was $13.61 per share for a total cost of $4.5 million. The company purchased 551,200 shares at an average purchase price of $13.51 for a total of $7.4 million during the six months ended July 31, 2000. Inventory levels decreased $6.4 million from the July 31, 1999 level due primarily to the sale of the assets of the Glasstite subsidiary and the sale of the skiwear line in fiscal 2000.

As described in footnote 5 to the consolidated financial statements, the sale of the assets of the company's Plastic Tank Division is expected to be completed during the third quarter ending October 31, 2000. These transactions should generate approximately $9 million of cash after income taxes are paid. In addition, certain liabilities of the company will be assumed by the buyers. After repaying its short term borrowings, the company intends to use the proceeds to expand its core businesses and repurchase its own shares. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales were $32.4 million for the quarter ended July 31, 2000, down $4.6 million from the previous year's results. The decrease was due to the sale of the company's Glasstite subsidiary in fiscal year 2000, which contributed $6.1 million of sales in the prior year's second quarter. After adjusting last year's results for the Glasstite sale, sales increased $1.5 million this quarter. The Plastics segment generated sales increases over last year for the second quarter. After adjusting last year's operating income for Glasstite's contribution of $788,000, operating income for the first six months was 4 percent higher than the prior year. Net income for the second quarter decreased $.6 million from $1.8 million one year earlier. The decrease was due to the sale of the Glasstite subsidiary combined with lower sales and production efficiencies in the Electronics segment. Earnings per share, on a diluted basis, were 34 cents a share, compared to 40 cents a share in the second quarter of last year. For the first six months of the year, net income was $2.9 million, or 78 cents per diluted share, versus $3.3 million, or 71 cents per diluted share, last year.

Electronics segment sales of $11.0 million in the second quarter were $953,000 below the same period last year. Sales of feedmill automation systems fell $523,000 due to a downturn in the agricultural market demand for new systems. Lower contract electronic sales were a result of an unexpected decline in demand from a PC-board customer. The Electronics segment experienced an operating loss during the quarter of $395,000, compared to operating income of $716,000 for the same period last year. The lower sales and additional one-time costs in the new Sioux Falls Electronics facility caused the loss of earnings. For the first six months, sales totaled $25.1 million compared to $24.8 million for the same period in fiscal 2000. Operating income for the first half of fiscal 2001 was $1.1 million, down $520,000 from the prior year. The six-month decrease in earnings is primarily due to the shortfalls in the second quarter, partially offset by strong shipments of flow control devices to the agricultural market in the first quarter of the current fiscal year.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


Plastics segment sales of $15.1 million in the quarter ended July 31, 2000 compared to $19.4 million last year, and $13.3 million after adjusting for Glasstite's second quarter fiscal 2000 sales, or an increase in Plastic segment sales of $1.8 million. The sales increase was the result of increased market share in our engineered films product line and a rebounding demand for dual-laminate tanks in the semiconductor industry. Plastics segment operating income for the second quarter was $2.1 million, a 24 percent increase above the prior year. Excluding Glasstite's contribution of $407,000 in the first six months of fiscal 2000, operating income was up 64 percent from the prior year. The improvements in operating income are primarily due to better plant utilization from increased sales volume. Plastics segment sales for the first half of fiscal 2001 were $29.1 million compared to $38.0 million in fiscal 2000. First half sales in fiscal 2001 were up 11 percent after adjusting for Glasstite sales in the prior year's first half. Operating income was up 38 percent from the prior fiscal year results of $2.5 million, after adjusting for the Glasstite sale of $3.4 million.

Sewn Products segment sales of $6.3 million for the second quarter were $629,000 above the $5.7 million recorded in the same period last year. Year-to-date sales of $9.8 million were 13 percent above the first half results of fiscal 2000. For the quarter, operating income was $131,000 compared to $387,000 the prior year, and year-to-date operating loss was $52,000, compared to operating income of $204,000 in last year's first half. This segment continued to experience offshore competitive pressures. The first half of the year is the seasonal low for the Sewn Products segment.

Consolidated gross profits of $5.2 million in the second quarter were $1.4 million below the second quarter of last year. The first six months generated gross profits of $11.4 million compared to $12.6 million the prior year. Selling expenses were down $288,000 for the quarter and $487,000 in the first half of fiscal 2001 due to the sale of the Glasstite subsidiary and the skiwear line. Administrative expenses were down $198,000 for the quarter and $84,000 on a year-to-date basis, due again primarily to the sale of the Glasstite subsidiary. Second quarter pretax income of $1.8 million was $1.0 million below the same period last year. The pretax income for the first six months was $4.5 million compared to $5.1 million last year. These results generated a 10 percent increase in year-to-date earnings per diluted share, rising from 71 cents in fiscal 2000 to 78 cents in fiscal 2001. The increase in earnings per share results from fewer shares outstanding. The company repurchased 1,037,109 shares from July 1999 to July 2000.


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

Item 1. Legal Proceedings: None

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

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

         The Company's annual meeting of stockholders was held on May 24, 2000. The following members were elected to the company's Board of Directors to hold office for the ensuing year.

Nominee                             In Favor                Withheld
---------------------------       -----------            -----------
Anthony W. Bour                     2,995,619                 33,655
David A. Chirstensen                2,999,291                 29,983
Thomas S. Everist                   2,987,389                 41,885
Mark E. Griffin                     2,996,003                 33,271
Conrad J. Hoigaard                  2,995,683                 33,591
Kevin T. Kirby                      2,996,203                 33,071
Ronald M. Moquist                   2,991,332                 37,942

         The shareholders approved the Company's 2000 Stock Option and Compensation Plan with 2,376,179 votes in favor, 102,615 votes against, 24,002 abstentions and 526,478 broker non-votes.

Item 5. Other Information: None

Item 6. (a) Exhibits Filed: Exh. 27-Financial Data schedule (for SEC only).
        (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RAVEN INDUSTRIES, INC.


                                        /s/ Thomas Iacarella
                                       -----------------------------------------
                                        Thomas Iacarella
                                        Vice President, Finance, Secretary
                                        and Treasurer (Principal Financial
DATE: SEPTEMBER 7, 2000                 and Accounting Officer)