Form 10-Q
period 2000-10-31
RAVEN INDUSTRIES INC
filed 2000-12-13
CIK 82166

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED: OCTOBER 31, 2000

                                       OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM
                                         ---------------------------
Commission file number: 0-3136

                             RAVEN INDUSTRIES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          SOUTH DAKOTA                                      46-0246171
--------------------------------                  ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

                               205 EAST 6TH STREET
                                  P.O. BOX 5107
                           SIOUX FALLS, SD 57117-5107
          ------------------------------------------------------------
          (Address of principal executive offices)       (Zip code)
                                  605-336-2750
                           --------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes  X       No
                             ---------    ---------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                        OUTSTANDING AS OF DECEMBER 7, 2000
---------------------                        -----------------------------------
Common Stock                                          3,202,282 shares

                    RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                        PAGE NO.
                                                                        --------

PART I - FINANCIAL INFORMATION

Consolidated Balance Sheet as of October 31, 2000,
   January 31, 2000 and October 31, 1999                                   3

Consolidated Statement of Income for the three and
   nine month periods ended October 31, 2000 and 1999                      4

Consolidated Statement of Cash Flows for the nine
   month periods ended October 31, 2000 and 1999                           5

Notes to Consolidated Financial Statements                                6-8

Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                    9-12

PART II - OTHER INFORMATION                                                13

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                  (Dollars in thousands, except per share data)

                                                                                   10/31/00   01/31/00   10/31/99
                                                                                   --------   --------   --------
                                                                                  (unaudited)           (unaudited)
ASSETS
Cash and cash equivalents........................................................   $11,926    $ 5,707    $ 4,557
Accounts and notes receivable, less allowance for
  doubtful accounts of $551,778, $400,000 and $502,497 as
  of 10/31/00, 01/31/00 and 10/31/99, respectively...............................    19,271     22,717     31,339
Inventories:
  Materials......................................................................    13,769     15,650     17,147
  In process.....................................................................     3,333      4,997      4,702
  Finished goods.................................................................     3,416      3,815      5,489
                                                                                    -------    -------    -------
      Total inventories..........................................................    20,518     24,462     27,338
Deferred income taxes............................................................     2,909      1,919      1,568
Prepaid expenses and other current assets .......................................       216        566        309
                                                                                    -------    -------    -------
      Total current assets.......................................................    54,840     55,371     65,111
                                                                                    -------    -------    -------

Property, plant and equipment....................................................    38,743     48,949     49,691
  Less: accumulated depreciation.................................................    27,102     33,881     34,848
                                                                                    -------    -------    -------
      Property, plant and equipment, net.........................................    11,641     15,068     14,843
Other assets, net................................................................     1,854      3,608      3,610
                                                                                    -------    -------    -------
TOTAL ASSETS.....................................................................   $68,335    $74,047    $83,564
                                                                                    =======    =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current portion of long-term debt................................................    $1,012    $ 1,044    $ 1,555
Accounts payable.................................................................     4,089      5,320      7,029
Income taxes payable ............................................................     2,308         90        444
Accrued liabilities and customer advances........................................     9,110      8,248     10,140
                                                                                    -------    -------    -------
      Total current liabilities..................................................    16,519     14,702     19,168

Long-term debt, less current portion.............................................     2,013      3,024      3,024
Other liabilities, primarily compensation and benefits ..........................     1,801      1,802      1,694

Stockholders' equity
 Common stock, $1 par value, authorized shares: 100,000,000;
   issued: 5,220,614; 5,218,114 and 5,215,489 shares as of
   10/31/00, 01/31/00 and 10/31/99, respectively ................................     5,221      5,218      5,215
  Paid in capital................................................................     3,420      3,177      2,961
  Retained earnings..............................................................    66,930     64,236     63,665
                                                                                    -------    -------    -------
                                                                                     75,571     72,631     71,841
  Less treasury stock, at cost:
    1,980,957; 1,302,007 and 909,848 shares as of 10/31/00,
      01/31/00 and 10/31/99, respectively .......................................    27,569     18,112     12,163
                                                                                    -------    -------    -------
      Total stockholders' equity.................................................    48,002     54,519     59,678
                                                                                    -------    -------    -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................................   $68,335    $74,047    $83,564
                                                                                    =======    =======    =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (unaudited)
                  (Dollars in thousands, except per share data)

                                            FOR THE THREE               FOR THE NINE
                                             MONTHS ENDED               MONTHS ENDED
                                         ---------------------     ---------------------
                                         10/31/00     10/31/99     10/31/00     10/31/99
                                         --------     --------     --------     --------
Net sales.............................   $ 34,678     $ 44,971     $ 98,608     $116,431
Cost of goods sold....................     30,898       38,486       83,411       97,347
                                         --------     --------     --------     --------
  Gross profit........................      3,780        6,485       15,197       19,084

Operating expenses
  Selling.............................      1,496        2,051        5,001        6,043
  Administrative......................      1,844        1,811        5,306        5,357
  Gain on sale of businesses..........     (3,136)        (966)      (3,136)        (966)
                                         --------     --------     --------     --------
     Operating income.................      3,576        3,589        8,026        8,650

Interest expense......................        (83)        (141)        (204)        (333)
Other income, net.....................         99           79          223          304
                                         --------     --------     --------     --------
  Income before income taxes..........      3,592        3,527        8,045        8,621

Income taxes..........................      1,929        1,273        3,532        3,112
                                         --------     --------     --------     --------
  Net income..........................   $  1,663     $  2,254     $  4,513     $  5,509
                                         ========     ========     ========     ========


Net income per common share:

        Basic.........................   $   0.50     $   0.52     $   1.28     $  1.22

        Diluted ......................   $   0.50     $   0.52     $   1.28     $  1.22


Cash dividends paid per share ........   $   0.18     $   0.17     $   0.52     $  0.49

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                             (Dollars in thousands)

                                                                       FOR THE NINE
                                                                       MONTHS ENDED
                                                                 -----------------------
                                                                  10/31/00      10/31/99
                                                                 ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.................................................     $  4,513     $   5,509
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..........................        3,011         4,074
      Provision for losses on accounts receivable ...........          475           232
      Gain on sale of businesses.............................       (3,136)         (966)
      Deferred income taxes..................................       (1,108)         (492)
      Change in accounts and interest receivable ............          239        (5,740)
      Change in inventories..................................        2,477        (3,112)
      Change in prepaid expenses and other current assets....          349            85
      Change in operating liabilities........................        1,696         3,196
      Other..................................................           34           (21)
                                                                  --------     ---------
  Net cash provided by operating activities..................        8,550         2,765
                                                                  --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................       (2,412)       (2,619)
  Proceeds from the sale of businesses ......................       12,318         8,228
  Other......................................................           37            45
                                                                  --------     ---------
  Net cash provided by (used in) investing activities........        9,943         5,654
                                                                  --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of short-term debt................................        3,500         6,000
  Payment of short-term debt.................................       (3,500)       (6,000)
  Long-term debt principal payments..........................       (1,043)       (1,053)
  Net proceeds from exercise of stock options ...............           45            --
  Dividends paid.............................................       (1,819)       (2,212)
  Purchase of treasury stock.................................       (9,457)       (5,932)
                                                                  --------     ---------
  Net cash provided by (used in) financing activities........      (12,274)       (9,197)
                                                                  --------     ---------

  Net increase (decrease) in cash and equivalents............        6,219          (778)

Cash and cash equivalents at beginning of period ............        5,707         5,335
                                                                  --------     ---------

Cash and cash equivalents at end of period ..................     $ 11,926     $   4,557
                                                                  ========     =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three and nine-month periods ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001. The January 31, 2000 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the consolidated financial statements and notes included in the company's annual report on Form 10-K for the year ended January 31, 2000.

2. Certain reclassifications have been made to the October 31, 1999 and January 31, 2000 consolidated balance sheets to conform to the current year presentation. These reclassifications had no impact on stockholders' equity or the company's results of operations.

3. Options to purchase approximately 225,000 shares of the Company's common stock were excluded from the diluted earnings per share calculations for each of the periods ended October 31, 1999 and October 31, 2000, respectively, because their exercise prices were greater than the average market price of the company's common stock during those periods. Details of the earnings per share computation are presented below (dollars in thousands, except per share data):

                                                         FOR THE THREE                  FOR THE NINE
                                                          MONTHS ENDED                  MONTHS ENDED
                                                    ------------------------------------------------------
                                                     10/31/00       10/31/99       10/31/00      10/31/99
                                                    ----------     ----------     ----------    ----------
Net income ..............................           $    1,663     $    2,254     $    4,513    $    5,509
                                                    ==========     ==========     ==========    ==========

Weighted average common shares
outstanding..............................            3,295,100      4,332,108      3,528,894     4,498,194

Dilutive impact of stock options.........                2,851            739            114             0
                                                    ----------     ----------    -----------    ----------
Weighted average common and common
equivalent shares outstanding............            3,297,951      4,332,847      3,529,008     4,498,194
                                                    ==========     ==========     ==========    ==========
Net income per share:
Basic....................................           $     0.50     $     0.52     $     1.28    $     1.22
                                                    ==========     ==========     ==========    ==========
Diluted..................................           $     0.50     $     0.52     $     1.28    $     1.22
                                                    ==========     ==========     ==========    ==========

         During the third quarter of fiscal 2001, certain options containing a cash bonus feature expired. Accordingly, the company reduced its accrued liabilities and associated deferred tax asset by approximately $309,000 and $108,000 respectively, and correspondingly increased additional paid-in capital by approximately $201,000.

4. The company's three reportable segments (Electronics, Plastics and Sewn Products) are defined by their common technologies, raw materials and production processes.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

         These segments are consistent with the company's management reporting structure. The company's customers (distributors or original equipment manufacturers) provide opportunities for each segment to serve various markets. Distribution methods are similar across and within segments. The results of these segments are shown on the following table:

                                                    FOR THE THREE               FOR THE NINE
                                                     MONTHS ENDED               MONTHS ENDED
                                                 -----------------------------------------------
                                                 10/31/00     10/31/99     10/31/00     10/31/99
                                                 --------     --------     --------     --------
NET SALES
Electronics .................................    $ 12,471     $ 12,181     $ 37,556     $ 37,015
Plastics ....................................      12,982       19,991       42,060       57,969
Sewn Products ...............................       9,225       12,799       18,992       21,447
                                                 --------     --------     --------     --------
Total company ...............................    $ 34,678     $ 44,971     $ 98,608     $116,431
                                                 ========     ========     ========     ========

OPERATING INCOME (LOSS)
Electronics .................................    ($ 2,029)    $    679     ($   967)    $  2,261
Plastics ....................................       5,242        2,599        8,682        5,874
Sewn Products ...............................         363          311          311          515
                                                 --------     --------     --------     --------
Total company ...............................    $  3,576     $  3,589     $  8,026     $  8,650
                                                 ========     ========     ========     ========

5. On October 29, 1999, the company sold its Glasstite business, recording a gain of $966,000 in the three and nine-month periods ended October 31, 1999. During the nine months ended October 31, 2000, the company received $221,000 additional cash proceeds from the sale of Glasstite, no material gain or loss was recorded as a result of these collections.

         On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division, part of the company's Plastics Segment, to Norwesco, Inc. The cash proceeds of the sale were $12.1 million and the buyers also assumed certain liabilities of the company. In addition, the company recorded approximately $600,000 to accrue for severance, legal and other costs related to the Plastic Tank division sale, reflecting the company's best estimate of costs that it will incur until these matters are resolved. Through October 31, 2000, approximately $200,000 of these costs were paid. The sale did not include the company's plant in Tacoma, Washington, for which the company is actively pursuing its sale. The Tacoma plant assets, primarily inventory and manufacturing equipment, are included in the balance sheet at their estimated net realizable value. As a result of the above, the company recognized a pre-tax gain of $3.1 million in the three and nine month periods ended October 31, 2000.

6. Included in the gain on the sale of the Plastic Tank Division was a goodwill write-off of $1.8 million. The non-deductible nature of this goodwill write-off increased the gain for income tax purposes, causing income tax expense to exceed the statutory federal rate. The effective tax rate, net of goodwill disposition, was 36.0% for the nine months ended October 31, 2000.

7. In June 2000, the company entered a new agreement with Norwest Bank South Dakota, N.A. (Norwest) to increase the short-term credit line to $7.0 million. The terms of this credit line are similar to the $5.0 million line with Norwest that expired on June 30, 2000. At October 31, 2000, the company had no borrowings outstanding under this line of credit.

                         PART I - FINANCIAL INFORMATION

                             RAVEN INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

8. The company terminated its relationship with several customers during the third quarter of fiscal 2001. Related to these customers, the company has asset exposure, primarily related to specific inventory items and certain receivables, of approximately $3.6 million as of October 31, 2000. The company believes its existing reserves are appropriate and adequate to cover probable losses related to this exposure.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company's cash and cash equivalents balance was $11.9 million at October 31, 2000 compared with $4.6 million one year earlier. On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division. The cash proceeds from the sale were $12.1 million. The sale proceeds were used primarily to repay $3.5 million in short-term debt and repurchase company shares. During the nine months ended October 31, 2000, the company repurchased 678,950 shares of its common stock. The average purchase price was $13.93 per share for a total cost of $9.5 million. In the nine months ended October 31, 2000, the company's seasonal investments in inventories and accounts receivable were minimized due to the sale of the proprietary skiwear line. Accounts receivable of $19.3 million decreased $12.1 million from October 31, 1999. Most of the decrease is due to the sale of the proprietary skiwear line in Sewn Products and the sale of the Plastic Tank division. Inventory levels decreased $6.8 million from October 31, 1999 due to the sale of the Plastic tank division and inventory reduction efforts. The Company retains its $7.0 million line of credit. Long-term debt, including the current portion, at October 31, 2000 was $3.0 million compared to $4.6 million in the prior year. The company's capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales were $34.7 million for the quarter ended October 31, 2000 compared to $45.0 million in the third quarter of last year. Year-to-date sales were $98.6 million, $17.8 million below the previous year-to-date. The sales decrease is primarily due to the sale of the Glasstite subsidiary and the Plastic Tank division along with lower sales in the Sewn Products segment. Operating income of $3.6 million for the third quarter was even with the third quarter of fiscal 2000. Operating income on a year-to-date basis was $8.0 million, $624,000 below the previous year. Selling and administrative expenses for the third quarter were $3.3 million compared to $3.9 million the previous third quarter. The decrease is due to the sale of the skiwear product line, Glasstite and the Plastic Tank division. Year-to-date selling and administrative expenses were $10.3 million compared to $11.4 million in fiscal 2000. The improvement in non-operating income for the quarter and year-to-date was the result of lower interest expense and interest earned on cash equivalents from cash proceeds of the Glasstite and Plastics sale. Earnings per share in the third quarter, on a diluted basis, were 50 cents per share, compared to 52 cents in the third quarter of fiscal 2000. Diluted per share earnings for the nine months ended October 31, 2000 were $1.28 compared with $1.22 the previous fiscal year nine-month results. Total average weighted shares outstanding for the quarter and year-to-date were 3.3 million and 3.5 million, respectively, compared to 4.3 million and 4.5 million the previous third quarter and year-to-date, respectively.

The results for the quarter and nine months include a number of items that the company does not believe are relevant to future operations or cash flows. The discussion of operating results, following the tables, is focused on the results of ongoing businesses exclusive of these items. Adjusted actual results exclude the results of the company's Plastic Tank division and Glasstite subsidiary and the gain on sale of those operations. In the current fiscal year, the gain on the sale of the Plastic Tank division was $3.1 million. Current year write downs related to the repositioning of the company's Electronics Segment in the third quarter and severance costs for personnel in two sewing plants to close in the fourth quarter of fiscal 2001 totaled $2.2 million. The company terminated its relationship with several customers during the third quarter of fiscal 2001. Related to these customers, the company has asset exposure, primarily related to specific inventory items and certain receivables, of approximately $3.6 million as of October 31, 2000. The company believes its existing reserves are appropriate and adequate to cover probable losses related to this exposure. In the prior year, a $1.0 million gain on the sale of the company's Glasstite subsidiary was recorded along with $550,000 of inventory write downs related to ongoing operations and a $250,000 write down related to the Plastic Tank division.

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Certain administrative expenses were allocated to sold businesses and are unallocated in the segment data. The company's income tax rate in the current year reflects the write-off of non-deductible goodwill.

The following tables present ongoing business information for the three and nine month periods ended October 31, 2000 and October 31, 1999.

                              ------------------------------------------------------------------------
(dollars in thousands)                THREE MONTHS ENDED           |       THREE MONTHS ENDED
                                          10/31/2000               |            10/31/1999
                              ------------------------------------------------------------------------
                                As          Adjust-      Ongoing        As        Adjust-     Ongoing
                              Reported       ments       Business    Reported     ments       Business
Net sales ................    $ 34,678     $  2,216     $ 32,462     $ 44,971    $  9,747     $ 35,224

Gross profit .............       3,780       (1,811)       5,591        6,485           8        6,477
Operating expenses .......       3,340          282        3,058        3,862         666        3,196
Gain on sale of businesses       3,136        3,136           --          966         966           --
                              ------------------------------------------------------------------------
Operating income .........       3,576        1,043        2,533        3,589         308        3,281
Other (income) expense ...         (16)          --          (16)          62          (3)          65
                              ------------------------------------------------------------------------
Net income before taxes ..       3,592        1,043        2,549        3,527         311        3,216
Income taxes .............       1,929        1,011          918        1,273         112        1,161
                              ------------------------------------------------------------------------
Net income ...............    $  1,663     $     32     $  1,631     $  2,254    $    199     $  2,055
                              ========================================================================


                              ------------------------------------------------------------------------
(dollars in thousands)                 NINE MONTHS ENDED           |        NINE MONTHS ENDED
                                          10/31/2000               |           10/31/1999
                              ------------------------------------------------------------------------
                                As          Adjust-      Ongoing        As        Adjust-     Ongoing
                              Reported       ments       Business    Reported     ments       Business

Net sales ................    $ 98,608     $ 12,967     $ 85,641     $116,431    $ 31,587     $ 84,844

Gross profit .............      15,197          (96)      15,293       19,084       2,727       16,357
Operating expenses .......      10,307        1,180        9,127       11,400       2,176        9,224
Gain on sale of businesses       3,136        3,136           --          966         966           --
                              ------------------------------------------------------------------------
Operating income .........       8,026        1,860        6,166        8,650       1,517        7,133
Other (income) expense ...         (19)          (3)         (16)          29         (19)          48
                              ------------------------------------------------------------------------
Net income before taxes ..       8,045        1,863        6,182        8,621       1,536        7,085
Income taxes .............       3,532        1,306        2,226        3,112         554        2,558
                              ------------------------------------------------------------------------
Net income ...............    $  4,513     $    557     $  3,956     $  5,509    $    982     $  4,527
                              ========================================================================

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

Following is a table of adjusted results by segment:

                 ADJUSTED SALES AND OPERATING INCOME BY SEGMENT

                          -------------------------------------------------------------
(dollars in thousands)         THREE MONTHS ENDED        |        NINE MONTHS ENDED
                                    OCTOBER 31           |            OCTOBER 31
                          -------------------------------------------------------------
                           2000        1999    Percent      2000        1999    Percent
                           ----        ----    -------      ----        ----    -------
                                                Change                           Change
                                               -------                          -------
NET SALES
Electronics ..........    $12,471     $12,181       2%     $37,556     $37,015       1%
Plastics .............     10,766      10,244       5%      29,093      26,382      10%
Sewn Products.........      9,225      12,799     -28%      18,992      21,447     -11%
                          -------------------              -------------------
Total company ........    $32,462     $35,224      -8%     $85,641     $84,844       1%
                          ===================              ===================

                           2000        1999    Percent       2000       1999    Percent
                           ----        ----    -------       ----       ----    -------
                                                Change                           Change
                                               -------                          -------

OPERATING INCOME (LOSS)
Electronics...........    $   115     $   980     -88%     $ 1,177     $ 2,562     -54%
Plastics..............      2,110       1,887      12%       5,312       4,524      17%
Sewn Products.........        419         561     -25%         367         765     -52%
Unallocated expenses..       (111)       (147)    -24%        (690)       (718)     -4%
                          -------------------              -------------------
Total company.........    $ 2,533     $ 3,281     -23%     $ 6,166     $ 7,133     -14%
                          ===================              ===================

Sales from ongoing operations were $32.5 million for the quarter ended October 31, 2000, down $2.8 million from the third quarter of the prior year. For the nine months ended October 31, 2000, comparable sales were $85.6 million, slightly above last year's $84.8 million. The ongoing Plastic and Electronics segments generated sales increases over last year for both the third quarter and the year-to-date. Adjusted operating income for the third quarter was $2.5 million compared to $3.3 million the previous third quarter. Adjusted operating income for the nine months ended October 31, 2000 was $6.2 million compared to $7.1 million the previous year.

Electronics segment third-quarter sales were $12.5 million, which was an increase of 2 percent or $290,000 over the same period last year. The increase in sales was due primarily to stronger deliveries from the Flow Controls operation. Improved marketing and product introduction increased Flow Control sales by more than 20 percent over the third quarter last year. Adjusted operating income, however, declined to $115,000 from $980,000 the prior year. The lower operating income reflected losses in the contract manufacturing operations while repositioning its customer base and exiting unprofitable contracts. Operating income is expected to improve as new contracts begin shipping during the next six months. Sales for the nine months totaled $37.6 million compared to $37.0 million for the same period in fiscal 2000. Adjusted operating income for the nine months was $1.2 million, down $1.4 million from the prior year's $2.6 million.

Plastics segment sales, from ongoing operations, of $10.8 million for the third quarter were 5 percent more than the same period last year. Sales of $29.1 million for the first nine months were 10 percent greater than the $26.4 million generated in the first nine months of fiscal 2000. Adjusted third quarter operating income for the ongoing operations of the segment was $2.1 million, up 12% from $1.9 million in the previous third quarter. Engineered Films sales to construction and manufactured housing markets remained strong for the quarter and the first nine months. Year-to-date adjusted operating income was $5.3 million compared to $4.5 million the

                         PART I - FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

first nine months of last fiscal year. The increased operating income was due to higher sales, improved operating efficiencies and capacity utilization.

Sewn Products segment sales of $9.2 million for the third quarter were behind the $12.8 million in the same period last year. Year-to-date sales of $19.0 million were $2.5 million below the $21.5 million nine-month results of fiscal 2000. Apparel sales continue to decline as the market for domestic made outerwear continues to shrink. Adjusted third quarter operating income of $419,000 compared unfavorably to $561,000 generated in the third quarter of fiscal 2000. Year-to-date adjusted operating income was $367,000, $398,000 less than last year's nine-month total.


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

Item 3.  Defaults upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  (a) Exhibits Filed:  Exh. 27-Financial Data schedule (for SEC only).

         (b) Reports on Form 8-K: An 8-K was filed September 12, 2000, concerning the August 28, 2000 sale of the company's Plastics Division assets.



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


DATE:  DECEMBER 7, 2000