Form 10-K
period 2001-01-31
RAVEN INDUSTRIES INC
filed 2001-04-26
CIK 82166

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2001
                          ----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    ----------------

Commission file number 0-3136
                       ------

                           RAVEN INDUSTRIES, INC.
----------------------------------------------------------------

           (Exact name of registrant as specified in its charter)

        South Dakota                           46-0246171
----------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

  205 E. 6th Street, Sioux Falls, South Dakota          57117
----------------------------------------------------------------
           (Address of principal offices)             (Zip Code)

Registrant's telephone number, including area code (605)336-2750
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                           Common stock, $1 par value
                           --------------------------
                              (Title of each class)


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past ninety days.                   Yes  X   No
                                                             ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $19.00 per share as reported on the NASDAQ National Market System on April 11, 2001 was $49,970,304.

Shares of common stock outstanding at April 11, 2001: 3,127,932.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant's Annual Report to Shareholders for the year ended January 31, 2001 and Proxy Statement for the registrant's 2001 annual meeting, a definitive copy of which was filed on April 19, 2001. All such information set forth under the heading "Reference" below is included herein or incorporated herein by reference. A copy of the registrant's Annual Report to Shareholders for the year ended January 31, 2001 is included as an exhibit to this report.


PART I.                ITEM IN FORM 10-K                                                   REFERENCE
-------                -----------------                                                   ---------

Item 1.                Business                                       Business, pages 4-8, this Document; Business
                                                                              Segments, inside front cover and page 6 of
                                                                              the Annual Report to Shareholders

Item 2.                Properties                                     Properties, pages 8-9, this document

Item 3.                Pending Legal Proceedings                      Pending Legal Proceedings, page 9, this document

Item 4.                Submission of Matters to a Vote of Security    Submission of Matters to a
                               Holders                                        Vote of Security Holders, page 10, this
                                                                              document

Item 4A.               Executive Officers of the Registrant           Executive Officers of the Registrant, page 10,
                                                                              this document

PART II.
--------

Item 5.               Market for the Registrant's Common Equity      Quarterly Information (unaudited), page 21,
                              and Related Stockholder Matters                Eleven-year Financial Summary, pages 12-13,
                                                                             and inside back cover, Annual Report to
                                                                             Shareholders

Item 6.               Selected Financial Data                        Eleven-Year Financial Summary, pages 12-13, Annual
                                                                             Report to Shareholders

Item 7.               Management's Discussion                        Financial Review and Analysis, pages 14-20,  Annual
                              and Analysis of Financial                      Report to Shareholders
                              Condition and Results of Operations


                       ITEM IN FORM 10-K                                      REFERENCE
                       -----------------                                      ---------

Item 8.                Financial Statements and Supplementary Data   Pages 22-31, Annual Report to Shareholders

Item 9.                Changes in and Disagreements with             Changes in and Disagreements with Accountants
                               Accountants on Accounting and                 on Accounting and Financial
                               Financial Disclosure                          Disclosure, page 10, this document


PART III.
---------

Item 10.               Directors and Executive Officers of the       Election of Directors and Executive Compensation,
                               Registrant                                    Proxy Statement

                                                                     Executive Officers of Registrant, Item 4A, page
                                                                             10, this document and Other Matters, Proxy
                                                                             Statement

Item 11.               Executive Compensation                        Executive Compensation, Proxy Statement

Item 12.               Voting Securities and                         Ownership of Common Stock,
                               Principal Holders                             Proxy Statement
                               Thereof

Item 13.               Certain Relationships and                      Election of Directors,
                               Related Transactions                          Proxy Statement

PART IV.
--------

Item 14.               Exhibits, Financial                           Exhibits, Financial Statement Schedule and Reports
                               Statement Schedule and Reports on             on Form 8-K, pages 11-13, this document.
                               Form 8-K.



                           FORWARD-LOOKING STATEMENTS

Certain sections of this report contain statements which may constitute forward-looking statements within the meaning of federal securities laws. Although Raven Industries, Inc. believes that expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurances that its expectations will be achieved. Factors that could cause actual results to differ from expectations include general economic conditions, weather conditions which could affect certain of the company's primary markets such as agriculture or construction, or changes in competition or the company's customer base which could impact any of the company's product lines.

                             RAVEN INDUSTRIES, INC.

                                    FORM 10-K

                           year ended January 31, 2001


Item 1.  Business
-------  --------

General

         Raven Industries, Inc., was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report. Raven is headquartered in Sioux Falls, South Dakota, employing approximately 920 persons in six states.

         The company began operations as a manufacturer of high-altitude research balloons. It has diversified over the years to supply specialized products for a number of markets, including industrial, recreation, agriculture and military/aerospace. Many of these product lines are an extension of technology and production methods developed in the original balloon business. The company's pickup-truck topper product line was sold in the third quarter of fiscal 2000. Substantially all of the company's plastic tank product lines were sold in the third quarter of fiscal 2001.

         The company has five business segments consisting of three Raven divisions and two subsidiaries: Electronic Systems Division, Flow Controls Division, Engineered Films Division, Aerostar and Beta Raven. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, more than one business segment may serve each of the product markets identified above. Page 6 of the company's Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the five business segments.

Following is a summary of company net sales by principal product categories (dollars in thousands):

                                          FY 2001            FY 2000            FY 1999
                                          -------            -------            -------
Electronics Manufacturing
  Services                               $ 32,039           $ 30,176           $ 24,958
Flow Control Devices and Accessories       16,758             13,520             15,311
Reinforced Plastic Sheeting                35,403             30,868             28,641
Specialty Apparel                          19,102             23,286             30,202
Other                                      13,324             15,246             15,355
                                         --------- ------------------ ------------------
Total Ongoing Operation Sales             116,626            113,096            114,467
Pickup-Truck Toppers                            -             17,657             19,993
Plastic Tanks                              16,232             19,632             20,746
                                         --------- ------------------ ------------------
 Total Sales                             $132,858           $150,385           $155,206
                                         ========= ================== ==================

Business Segments

         Electronic Systems - Historically, the company's Electronic Systems segment provided a variety of assemblies and controls to the United States Department of Defense and other military contractors. The company has expanded this segment's capabilities in Electronics Manufacturing Services (EMS) for commercial customers to offset a decline in military contracts. Assemblies manufactured by the Electronic Systems segment include communication, environmental control, computer and other products where high quality is critical.

         EMS sales are made in response to competitive bid requests by commercial customers and military contractors. The level and nature of competition varies with the type of product, but the company frequently competes with a number of EMS manufacturers on any given bid request. The markets in which the company participates are highly competitive, with customers having many suppliers to choose from.

         Flow Controls - Flow control devices, used primarily for precision farming applications, are designed and produced within the company's Flow Controls segment. These devices are also used for roadside and turf chemical spraying. The company has developed new products for field location control, chemical injection and global positioning (GPS) to expand the company's capabilities and support precision application in future years.

         Home office personnel sell flow control devices directly to original equipment manufacturers(OEMs) and independent third-party distributors. The company's competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

         Engineered Films - Products in the company's Engineered Films segment include rugged reinforced plastic sheeting for industrial, construction and agricultural applications and high altitude balloons for public and commercial research.

         The company's sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability.

         This division also sells high-altitude research balloons directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Demand for these products is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States.

         Aerostar - The Aerostar segment of the company produces and sells specialty apparel for a variety of activities, including hunting and fishing. Raven is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. Another product is custom-shaped advertising inflatables that have a number of uses including parade floats and advertising media. The operations of the former Raven Sportswear Division have been merged into its Aerostar subsidiary.

         Specialty apparel is a contract business sold by home office personnel to independent third-party distributors and catalog retailers. There are many outerwear manufacturers in the United States and abroad, and considerable competition exists. The market for United States produced outerwear is declining because labor costs outside the United States are significantly below those incurred by domestic manufacturers. Within this shrinking market, the company competes most successfully in the medium-to-higher priced range of the market where specialty fabrics such as Gore-Tex(R) are involved, emphasizing quality, service and manufacturing expertise.

         The Aerostar segment sells balloons through an independent third-party dealer network. The company believes it has approximately one-third of the United States hot-air balloon market, although others are able to compete with lower-cost products. Inflatable devices are sold directly to corporate customers and are subject to varying levels of competition. Generally, the more customized the product, the greater the company's market share.

         Beta Raven - The Beta Raven segment produces and sells computerized process-control systems primarily in the agriculture market and provides electronics manufacturing services in industrial markets. Company sales representatives sell computerized process-control systems directly to feedmills. The EMS services are sold through competitive bids, competing with a number of EMS manufacturers on any one bid.

Major Customer Information

         No customer accounted for more than 10 percent of consolidated sales in fiscal 2001 or for more than 10 percent of the company's consolidated accounts receivable at January 31, 2001. However, the company sells specialty apparel to several large customers. In fiscal 2001, the top three customers in the Aerostar segment accounted for more than half of that segment's sales. Although the loss of these accounts would adversely affect profitability, the company believes it has positioned the segment to absorb the impact of declining sales.

Seasonal Working Capital Requirements

         Some seasonal demand exists in Flow Control's agricultural market. The Flow Controls Division builds product in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms for late fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances may require, and have required, seasonal short-term financing.

Financial Instruments

         The principal financial instruments the company maintains are in accounts receivable and long-term debt. The company believes that the interest rate, credit and market risk related to these accounts is not significant. The company manages the risk associated with these accounts through periodic reviews of the carrying value for non-collectability of assets and establishment of appropriate allowances in connection with the company's internal controls and policies. The company does not enter into hedging or derivative instruments.

Raw Materials

         The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronic Systems, Flow Controls and Beta Raven segments, various plastic resins for the Engineered Films segment and fabric for the Aerostar segment. The company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.

Patents

         The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.

Research and Development

         The business segments noted above conduct ongoing research and development efforts. Most of the company's research and development expenditures are directed toward new products in the Flow Controls and Beta Raven segments. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 26 of the Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

         Except as described below, the company believes that it is in compliance in all material respects with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company's capital expenditures, earnings or competitive position.

         In connection with the sale of substantially all of the assets of the company's Glasstite, Inc. subsidiary, the company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999 environmental contamination at the company's Glasstite pickup-truck topper facility in Dunnell, Minnesota as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

         Also, in connection with the sale of substantially all of the assets of the company's Plastic Tank Division, the company has agreed to assume responsibility for the investigation and remediation of any pre-August 28, 2000 environmental contamination at the property located at l813 E Avenue, Sioux Falls, S.D. in accordance with the South Dakota Department of Environment and Natural Resources (DENR).

           The company and the purchasers of the company's Glasstite subsidiary and Plastic Tank division have conducted preliminary environmental assessments of the properties used in these businesses. Although these assessments are still being evaluated by the MPCA and DENR, respectively, on the basis of the preliminary data available there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company's results of operations, financial position or cash flow of the company. As discussed in Note 4 to the company's Consolidated Financial Statements, located on page 28 of the Annual Report to Shareholders, incorporated herein by reference, the company had accrued approximately $200,000 at January 31, 2001, its best estimate of probable costs to be incurred related to these matters.

Backlog

         As of February 1, 2001, the company's backlog of firm orders totaled $38.2 million. Backlog amounts as of February 1, 2000 and 1999 were $44.9 million and $47.4 million, respectively. Backlog included in February 1, 2000 and 1999 attributable to sold businesses was $3.9 million in each year. Approximately $4 million of the February 1, 2001 backlog is not scheduled for shipment by January 31, 2002.

Employees

         As of January 31, 2001, the company had approximately 920 employees. Following is a summary of employees by segment: Electronic Systems - 160; Flow Controls - 140; Engineered Films - 140; Aerostar - 290; Beta Raven - 100, Business for sale - 40, Administration - 50. Management believes its employee relations are satisfactory.

Item 2.  Properties
-------  ----------

All properties, unless otherwise indicated are owned by Raven.

                                                                                              Business
  Location                     Square Feet     Use                                            Segments
  --------                     -----------     ---                                            --------

  Sioux Falls, SD               150,000        Corporate office and electronics               All
                                               manufacturing

                                 62,300        Plastic sheeting manufacturing                 Engineered Films

                                 59,000        Plastic sheeting and hot-air balloon           Engineered Films
                                               manufacturing                                  Aerostar

                                 27,400        Warehouse and shipping facility                Aerostar

                                 27,000        Offices and material handling facility         Aerostar

                                 25,300        Inflatable manufacturing                       Aerostar

                                 24,000        Electronics manufacturing                      Electronics

                                 10,200        Machine shop                                   Flow Controls

                                  6,200        Training/meeting center                        All

                                *21,100        Warehouse                                      Engineered Films

                                 *9,000        Warehouse                                      Engineered Films




  Tacoma, WA                    *46,650        Storage tank manufacturing                     Business for sale

  Sulphur Springs, TX           *45,400        Research balloon manufacturing                 Engineered Films

  Springfield, OH                30,000        Plastic sheeting manufacturing                 Engineered Films

  Huron, SD                      24,100        Sewing plant                                   Aeorstar

  St. Louis, MO                  21,000        Electronics manufacturing                      Beta Raven

  Gordo, AL                     *20,000        Feedmill automation equipment manufacturing    Beta Raven

  Madison, SD                    20,000        Sewing plant                                   Aerostar

  Parkston, SD                   14,000        Sewing plant                                   Aerostar


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

Item 3.  Pending Legal Proceedings
-------  -------------------------

The company is responsible for investigation and remediation of environmental contamination at two of its sold facilities as described under "Environmental Matters" on pages 7-8. In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The settlement of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

There was no matter submitted during the fourth quarter to a vote of security holders of the company.

Item 4A. Executive Officers of the Registrant
-------- ------------------------------------

      Name                 Age          Position
      ----                 ---          --------

Ronald M. Moquist           55          President and Chief
                                        Executive Officer

Gary L. Conradi             61          Vice President,
                                        Administration

Thomas Iacarella            47          Vice President and
                                        Chief Financial Officer

Each of the above named individuals serves at the pleasure of the Board of Directors on a year-to-year basis.

         Mr. Moquist was named President and Chief Executive Officer of the company effective August 1, 2000. He served as the Executive Vice President of Raven Industries, Inc. from 1985 through July 2000. As Vice President, Raven Industries, 1979-1985 his responsibilities encompassed both corporate and divisional management positions. He joined Raven Industries in 1975 as Sales and Marketing Manager.

         Mr. Conradi was named Vice President-Administration of Raven Industries, Inc., on June 1, 1999. He served as Vice President-Corporate Services from 1980 to 1999. From 1966 to 1980 he was the company's Director of Personnel.

         Mr. Iacarella has been the company's Chief Financial Officer, Secretary and Treasurer since 1998. He joined Raven Industries, as Corporate Controller, in 1991. Prior to joining Raven Industries, he held positions with Tonka Corporation and Ernst & Young, LLP.

Item 9.  Changes In and Disagreements With Accountants on
-------  -------------------------------------------------
         Accounting and Financial Disclosure
         -----------------------------------

None.

Item 14. Exhibits, Financial Statement Schedule and Reports on
-------- -----------------------------------------------------
                  Form 8-K
                  --------

         (a)      Consolidated Financial Statements and Schedule

                  1. Incorporated by reference from the attached exhibit containing the 2001 Annual Report to Shareholders:
                              Consolidated Balance Sheet
                              Consolidated Statement of Income
                              Consolidated Statements of Stockholders' Equity
                                and Comprehensive Income
                              Consolidated Statement of Cash Flows
                              Notes to Financial Statements
                              Report of Independent Accountants

                  2.       Included in Part II:

                           Report of Independent Accountants on Financial
                               Statement Schedule
                           Schedule II - Valuation and Qualifying Accounts

                  The following schedules are omitted as they are not applicable or are not required: I, III and IV.

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended January 31, 2001.

         (c)      Exhibits filed

                  The following exhibits are filed as part of this report.

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

                  3(a) Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

                  3(b)            By-Laws of Raven Industries, Inc.*

                  3(c) Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the by-laws of Raven Industries, Inc.*

                  10(a) Change in Control Agreement between Raven Industries, Inc. and David A. Christensen dated as of March 17, 1989.*

                  10(b) Change in Control Agreement between Raven Industries, Inc. and Gary L. Conradi dated as of March 17, 1989.*

                  10(c) Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

         Item 14.                 Exhibits, Financial Statement Schedule and
         --------                 -------------------------------------------
                                  Reports on Form 8-K, continued:
                                  -------------------------------


            Exhibit
            Number                          Description
            ------                          -----------

                  10(d) Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company's Form 10-Q for the quarter ended July 31, 1998).

                  10(e) Employment Agreement between Raven Industries, Inc. and David A. Christensen dated as of November 29, 1999 (incorporated by reference to Exhibit 10 (e) of the company's Form 10-K for the year ended January 31, 2000).

                  10(f) Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company's definitive Proxy Statement filed April 19, 2000).

                  10(g) Raven Industries, Inc. 1990 Stock Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the company's definitive Proxy Statement filed April 25, 1990).

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

                  10(i)           Trust Agreement between Raven Industries, Inc.
                                  and Norwest Bank South Dakota, N.A. dated
                                  April 26, 1989.*

                  10(j) Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of November 29, 1999.

                  10(k) Schedule identifying material details of other Employment Agreements between Raven Industries, Inc. and other executive officers substantially identical to the Employment Agreement filed as Exhibit 10(j).

                  10(l) Schedule A to Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of November 14, 2000.

                  13 2001 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

         Item 14.                 Exhibits, Financial Statement Schedule and
         --------                 -------------------------------------------
                                  Reports on Form 8-K, continued:
                                  -------------------------------
            Exhibit
            Number                          Description
            ------                          -----------

                  21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the company's Form 10-K for the year ended January 31,
                                  2000).

                  23              Consent of Independent Accountants.

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


                                        RAVEN INDUSTRIES, INC.
                                        (Registrant)


April 26, 2001                          By:  /S/ Ronald M. Moquist
-----------------------                      -----------------------------
      Date                                      Ronald M. Moquist
                                                President (Principal Executive
                                                    Officer and Director)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



April 26, 2001                          By:  /S/ Ronald M. Moquist
-----------------------                      ----------------------------
      Date                                   Ronald M. Moquist
                                             President (Principal Executive
                                             Officer and Director)

April 26, 2001                               /S/ Thomas Iacarella
-----------------------                      ----------------------------
      Date                                   Thomas Iacarella
                                             Vice President and Chief Financial
                                             Officer(Principal Financial and
                                             Accounting Officer)


                                             Directors:

 April 26, 2001                              /S/ Conrad J. Hoigaard
 -----------------------                     ----------------------------
      Date                                   Conrad J. Hoigaard


 April 26, 2001                              /S/ David A. Christensen
 -----------------------                     ----------------------------
      Date                                   David A. Christensen


 April 26, 2001                              /S/ Mark E. Griffin
 -----------------------                     ----------------------------
      Date                                   Mark E. Griffin


April 26, 2001                               /S/ Kevin T. Kirby
-----------------------                      ----------------------------
      Date                                   Kevin T. Kirby


April 26, 2001                               /S/ Anthony W. Bour
-----------------------                      ----------------------------
      Date                                   Anthony W. Bour


April 26, 2001                               /S/ Thomas S. Everist
-----------------------                      ----------------------------
      Date                                   Thomas S. Everist

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE






To the Board of Directors and Stockholders of Raven Industries, Inc.:

         Our audits of the consolidated financial statements referred to in our report dated March 13, 2001 appearing in the 2001 Annual Report to Stockholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)2. of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 13, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               for the years ended January 31, 2001, 2000 and 1999

                             (Dollars in thousands)

                                   ----------



              Column A                        Column B             Column C          Column D      Column E
              --------                       ----------    -----------------------  -----------    --------
                                                                   Additions
                                                           -----------------------
                                             Balance at    Charged to  Charged to   Deductions
                                             Beginning     Costs and   Other        From           Balance at
            Description                      of Year       Expenses    Accounts     Reserves(1)    End of Year
            -----------                      ----------    ----------  -----------  -----------    -----------
Deducted in the balance sheet
      from the asset to which it applies:
  Allowance for doubtful
      accounts:
        Year ended January 31, 2001              $400          $552          None       $552           $400
                                                 ====          ====                     ====           ====
        Year ended January 31, 2000              $400          $362          None       $362           $400
                                                 ====          ====                     ====           ====
        Year ended January 31, 1999              $390          $135          None       $125           $400
                                                 ====          ====                     ====           ====




Note:
-----

    (1) Represents uncollectible accounts receivable written off during the year, net of recoveries.