Form 10-Q
period 2001-04-30
RAVEN INDUSTRIES INC
filed 2001-06-08
CIK 82166

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2001

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

605-336-2750
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X         No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 31, 2001
Common Stock	3,125,604 shares

RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PART I–FINANCIAL INFORMATION	PAGE NO.

Consolidated Balance Sheet as of April 30, 2001, January 31, 2001 and April 30, 2000	3

Consolidated Statement of Income for the three month periods ended April 30, 2001 and 2000	4

Consolidated Statement of Cash Flows for the three month periods ended April 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-7

Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-10

PART II–OTHER INFORMATION	11

PART I - FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	04/30/01 (unaudited)	01/31/01	04/30/00 (unaudited)
ASSETS
Cash and cash equivalents	$14,548	$10,673	$1,866
Accounts receivable, less allowance for doubtful accounts of
$399, $400 and $461 as of 04/30/01, 01/31/01 and
04/30/00, respectively	17,214	19,274	22,687
Inventories:
Materials	12,313	12,317	16,600
In process	2,954	2,497	6,232
Finished goods	3,360	4,170	4,355

Total inventories	18,627	18,984	27,187
Deferred income taxes	2,557	2,516	2,010
Prepaid expenses and other current assets	505	371	536

Total current assets	53,451	51,818	54,286

Property, plant and equipment	38,456	37,878	49,552
Accumulated depreciation	(26,980)	(26,231)	(34,893)

Property, plant and equipment, net	11,476	11,647	14,659
Other assets, net	2,723	2,191	3,592

Total assets	$67,650	$65,656	$72,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$13	$1,012	$33
Accounts payable	5,271	3,490	5,969
Accrued liabilities and customer advances	9,612	9,433	8,941

Total current liabilities	14,896	13,935	14,943

Long-term debt, less current portion	2,000	2,013	3,012
Other liabilities, primarily compensation and benefits	1,722	1,719	1,987

Stockholders’ equity:
Common stock, $1 par value, authorized shares: 100,000,000;
issued: 5,223,239; 5,223,239 and 5,218,114 shares as of
04/30/01, 01/31/01 and 04/30/00, respectively	5,223	5,223	5,218
Paid in capital	3,459	3,459	3,177
Retained earnings	69,893	68,248	65,259

	78,575	76,930	73,654

Less treasury stock, at cost:
2,096,307; 2,063,807 and 1,522,707 shares as of 04/30/01,
01/31/01 and 04/30/00, respectively	29,543	28,941	21,059

Total stockholders’ equity	49,032	47,989	52,595

Total liabilities and stockholders’ equity	$67,650	$65,656	$72,537

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I – FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	FOR THE THREE MONTHS ENDED
	04/30/01	04/30/00

Net sales	$30,972	$32,168
Cost of goods sold	24,733	26,010

Gross profit	6,239	6,158

Selling, general and administrative expenses	2,945	3,559

Operating income	3,294	2,599

Interest expense	(39)	(57)
Other income, net	160	79

Income before income taxes	3,415	2,621

Income taxes	1,206	944

Net income	$2,209	$1,677

Net income per common share:

Basic	$0.70	$0.44

Diluted	$0.70	$0.44

Cash dividends paid per share	$0.18	$0.17

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I – FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	FOR THE THREE MONTHS ENDED
	04/30/01	04/30/00
Cash flows from operating activities:
Net income	$2,209	$1,677
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	781	1,098
Provision for losses on accounts receivable, net of recoveries	(10)	139
Deferred income taxes	(13)	(161)
Change in accounts and interest receivable	2,055	(266)
Change in inventories	371	(2,725)
Change in prepaid expenses and other assets	(714)	30
Change in operating liabilities	1,963	1,503

Net cash provided by operating activities	6,642	1,295

Cash flows from investing activities:
Capital expenditures	(619)	(603)
Proceeds from the sale of businesses	—	157
Other, net	30	(66)

Net cash provided by (used in) investing activities	(589)	(512)

Cash flows from financing activities:
Long-term debt principal payments	(1,012)	(1,023)
Dividends paid	(564)	(654)
Purchase of treasury stock	(602)	(2,947)

Net cash provided by (used in) financing activities	(2,178)	(4,624)

Net increase (decrease) in cash and equivalents	3,875	(3,841)

Cash and cash equivalents at beginning of period	10,673	5,707

Cash and cash equivalents at end of period	$14,548	$1,866

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I – FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the three-month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002. The January 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2001.

2.	Certain reclassifications have been made to the April 30, 2000 and January 31, 2001 consolidated balance sheets and the April 30, 2000 statement of income to conform to the April 30, 2001 presentation. These reclassifications had no impact on previously reported total assets, total liabilities, stockholders’ equity or the company’s results of operations.

3.	Options to purchase approximately 242,000 and 112,000 shares of the Company’s common stock were excluded from the diluted earnings per share calculations for each of the periods ended April 30, 2000 and April 30, 2001, respectively, because their exercise prices were greater than the average market price of the company’s common stock during those periods. Details of the earnings per share computation are presented below (dollars in thousands, except per share data):

	FOR THE THREE MONTHS ENDED
	04/30/01	04/30/00

Net income	$2,209	$1,677

Weighted average common shares
outstanding	3,138,690	3,823,361

Dilutive impact of stock options	19,793	0

Weighted average common and common equivalent
shares outstanding	3,158,483	3,823,361

Net income per share:
Basic	$0.70	$0.44

Diluted	$0.70	$0.44

4.	The company’s reportable segments are defined by their common technologies, production processes and raw materials. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

PART I – FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(Dollars in thousands)	FOR THE THREE MONTHS ENDED
	04/30/01	04/30/00
NET SALES
Electronic Systems	$5,718	$6,281
Flow Controls	7,894	5,469
Engineered Films	9,380	8,724
Aerostar	3,514	3,458
Beta Raven	2,454	2,371
Businesses sold and for sale	2,012	5,865

Total company	$30,972	$32,168

OPERATING INCOME (LOSS)
Electronic Systems	$9	$354
Flow Controls	2,377	1,666
Engineered Films	2,287	1,757
Aerostar	209	(9)
Beta Raven	(388)	225
Businesses sold and for sale	352	362
Corporate expenses	(1,552)	(1,756)

Total company	$3,294	$2,599

5.	On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division to Norwesco, Inc. The sale did not include the company’s plant in Tacoma, Washington, for which the company is actively pursuing its sale. The Tacoma plant assets, primarily inventory and manufacturing equipment, are included in the April 30, 2001 and January 31, 2001 balance sheets at their estimated net realizable value.

6.	The company incurred approximately $340,000 of inventory write-downs and other costs of goods sold in the quarter ended April 30, 2001 related to the repositioning of its Beta Raven subsidiary, including the closing of its Alabama plant.

7.	During the first quarter ended April 30, 2001, the company repaid $1.0 million of its debt originally due in June 2001.

8.	On May 23, 2001, the Board of Directors declared a three-for-two stock split of the company’s common stock, to be effected in the form of a stock dividend. The record date for the stock dividend is June 25, 2001, with distribution of the shares on July 13, 2001. Earnings per share calculations included in this report have not been restated to reflect this stock split.

PART I – FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company’s cash and cash equivalents balance was $14.5 million at April 30, 2001 compared with $1.9 million one year earlier. On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division. The cash proceeds from the sale were approximately $12 million. Accounts receivable of $17.2 million decreased $5.5 million from April 30, 2000 due primarily to the sale of the Plastic Tank division. Inventory levels of $18.6 million decreased $8.6 million from April 30, 2000 due primarily to the sale of the Plastic tank division, lower sales levels in Aerostar’s specialty apparel products and contract completions in Electronic Systems. The company retains its $7.0 million line of credit. Long-term debt, including the current portion, at April 30, 2001 was $2.0 million compared to $3.0 million the prior year. During the quarter ended April 30, 2001, the company repaid $1.0 million of its debt originally due in June 2001. The company’s capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Reported sales of $31.0 million for the quarter ended April 30, 2001 compared to $32.2 million in the first quarter of last year. The sales decrease in the Plastic Tank division (contained in the “Businesses sold and for sale” segment) of $3.9 million was offset primarily by sales increases in the Flow Controls and Engineered Films segments. Reported operating income of $3.3 million for the first quarter of the current fiscal year was $695,000 above the first quarter of fiscal 2001. The impact of lower sales was offset by a higher percentage of products shipped with relatively stronger gross profit rates. In addition, lower selling general and administrative expenses improved operating income. Selling and administrative expenses for the current year’s first quarter were $2.9 million compared to $3.6 million in the previous first quarter. The decrease is primarily due to the sale of most of the Plastic Tank division and related staff reductions. The improvement in non-operating income for the quarter was the result of a higher net cash position and the associated lower interest expense and higher interest earned. Earnings per share in the first quarter, on a diluted basis, were 70 cents per share, compared to 44 cents in the first quarter of fiscal 2001. Total average weighted shares outstanding for the quarter ended April 30, 2001 were 3.2 million compared to 3.8 million in the previous year’s first quarter.

The results for the quarter ended April 30, 2001 include nonrecurring items that the company does not believe are relevant to future operations or cash flows. The discussion of operating results, following the tables, is focused on the results of ongoing operations exclusive of these items. Ongoing operation actual results exclude the results of the company’s Plastic Tank division (both sold and held for sale). Also excluded were current year first quarter write-downs related to the repositioning of the company’s Beta Raven segment, including inventory write-offs and other costs related to the closing of its Alabama plant. These charges totaled $340,000 and were included in cost of goods sold. No such expenses were incurred in the previous year’s first quarter.

PART I – FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents ongoing operation information for the three-month periods ended April 30, 2001 and April 30, 2000.

(dollars in thousands)	THREE MONTHS ENDED 04/30/2001			THREE MONTHS ENDED 04/30/2000

	AS REPORTED	ADJUST- MENTS	ONGOING OPERATIONS	AS REPORTED	ADJUST- MENTS	ONGOING OPERATIONS

Net Sales	$30,972	$2,012	$28,960	$32,168	$5,865	$26,303
Gross profit	6,239	97	6,142	6,158	845	5,313
Operating expenses	2,945	85	2,860	3,559	483	3,076

Operating income	3,294	12	3,282	2,599	362	2,237
Other income, net	121	—	121	22	—	22

Net income before taxes	3,415	12	3,403	2,621	362	2,259
Income taxes	1,206	5	1,201	944	138	806

Net income	$2,209	$7	$2,202	$1,677	$224	$1,453

Following is a table of ongoing operation results by segment:

ONGOING OPERATIONS
SALES AND OPERATING INCOME BY SEGMENT

(dollars in thousands)	THREE MONTHS ENDED APRIL 30
	2001	2000	Percent Change
NET SALES
Electronic Systems	$5,718	$6,281	-9%
Flow Controls	7,894	5,469	44%
Engineered Films	9,380	8,724	8%
Aerostar	3,514	3,458	2%
Beta Raven	2,454	2,371	4%

Total company	$28,960	$26,303	10%

	2001	2000	Percent Change
OPERATING INCOME (LOSS)
Electronic Systems	$9	$354	-97%
Flow Controls	2,377	1,666	43%
Engineered Films	2,287	1,757	30%
Aerostar	209	(9)
Beta Raven	(48)	225	-121%
Corporate expenses	(1,552)	(1,756)	12%

Total company	$3,282	$2,237	47%

PART I – FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales from ongoing operations were $29.0 million for the quarter ended April 30, 2001, an increase of $2.7 million from the first quarter of the prior year. The sales increases from the previous first quarter were primarily in the Flow Controls and Engineered Films segments. New product introductions in Flow Controls and increased demand for pit liners in the oil exploration market for Engineered Films were responsible for the sales increases. Operating income from ongoing operations for the first quarter was $3.3 million compared to $2.2 million in the previous first quarter. The increase in operating income was due primarily to the impact of sales increases in the Flow Controls and Engineered Films segments along with lower corporate administrative expenses.

Electronic Systems first quarter sales declined 9% to $5.7 million, a decrease of $563,000 from the same period last year. The sales decrease was the result of fiscal 2001 efforts to streamline its customer base. Operating income declined to $9,000 from $354,000 the prior year. The lower operating income was a result of lower sales and production volumes. However, operating income is expected to improve as new contracts begin shipping during the second half of fiscal 2002.

Flow Controls sales of $7.9 million for the first quarter were 44 percent more than the same period last year. New product introductions in the chemical injection market accounted for the sales increase including shipments under a $2 million order announced in October 2000. First quarter operating income was $2.4 million, up 43 percent from $1.7 million in the previous first quarter. Percentage increases in operating income were lower than the sales increase due to lower profit margins on the new product introductions.

Engineered Film sales of $9.4 million for the first quarter were $656,000 ahead of the $8.7 million sales in the same period last year. Increased demand for pit-liners in the oil exploration market and research balloons more than offset a decline in manufactured housing market sales. First quarter operating income of $2.3 million was 30% above the $1.7 million generated in the first quarter of fiscal 2001. Operating income benefited from increased sales that led to favorable manufacturing efficiencies.

Aerostar first quarter sales of $3.5 million were even with last year’s first quarter and exceeded anticipated sales. Operating income of $209,000 compared favorably to the prior year’s first quarter $9,000 loss. The impact of a new operating structure, including the closure of two sewing plants in the fourth quarter of the prior fiscal year, helped stabilize profits on a lower sales base. The backlog for sewn products at April 30, 2001 remains significantly lower than one year earlier.

Beta Raven sales in the first quarter of $2.5 million were slightly above the $2.4 million in previous first quarter. The first quarter operating loss of $48,000 was unfavorable to the $225,000 operating profit the previous first quarter. The continued weakness in the American poultry industry adversely affected profit margins.

FORWARD-LOOKING STATEMENTS

Certain sections of this report contain discussions of items which may constitute forward-looking statements within the meaning of federal securities laws. Although Raven Industries, Inc. believes that expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurances that its expectations will be achieved. Factors that could cause actual results to differ from expectations include general economic conditions, weather conditions which could affect certain of the company’s primary markets such as agriculture or construction, or changes in competition or the company’s customer base which could impact any of the company’s product lines.

PART II-OTHER INFORMATION

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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

        The company’s annual meeting of stockholders was held on May 23, 2001. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	2,786,213	15,929
David A. Christensen	2,783,731	18,411
Thomas S. Everist	2,774,487	27,655
Mark E. Griffin	2,784,320	17,822
Conrad J. Hoigaard	2,775,089	27,053
Kevin T. Kirby	2,786,782	15,360
Ronald M. Moquist	2,778,232	23,910

Item 5. Other Information: None

Item 6. (a) Exhibits Filed: None

            (b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary
and Treasurer (Principal Financial
and Accounting Officer)

Date: June 8, 2001