Form 10-Q
period 2001-07-31
RAVEN INDUSTRIES INC
filed 2001-09-07
CIK 82166

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2001

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

Yes __X__ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 31, 2001
Common Stock	4,625,199 shares

RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I-FINANCIAL INFORMATION

Consolidated Balance Sheet as of July 31, 2001,
January 31, 2001 and July 31, 2000	3

Consolidated Statement of Income for the three and six
month periods ended July 31, 2001 and 2000	4

Consolidated Statement of Cash Flows for the six
month periods ended July 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-9

Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10-14

PART II-OTHER INFORMATION	15

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	July 31, 2001	Jan. 31, 2001	July 31, 2000
	(unaudited)		(unaudited)
ASSETS
Cash and cash equivalents	$17,601	$10,673	$1,956
Accounts receivable, less allowance for doubtful accounts of $399, $400 and $422 as of 07/31/01, 01/31/01 and 07/31/00, respectively	13,307	19,274	20,273
Inventories:
Materials	11,098	12,317	17,767
In process	3,091	2,497	4,300
Finished goods	3,542	4,170	5,219

Total inventories	17,731	18,984	27,286
Deferred income taxes	2,479	2,516	2,070
Prepaid expenses and other current assets	446	371	563

Total current assets	51,564	51,818	52,148

Property, plant and equipment	38,998	37,878	37,482
Accumulated depreciation	(27,364)	(26,231)	(25,649)

Property, plant and equipment, net	11,634	11,647	11,833
Other assets, net	1,794	2,191	1,725
Noncurrent assets held for sale	–	–	4,779

Total assets	$64,992	$65,656	$70,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, bank	$1,000	$–	$3,500
Current portion of long-term debt	13	1,012	1,023
Accounts payable	3,915	3,490	5,009
Accrued liabilities and customer advances	9,019	9,433	8,204

Total current liabilities	13,947	13,935	17,736

Long-term debt, less current portion	–	2,013	2,013
Other liabilities, primarily compensation and benefits	1,793	1,719	2,039

Stockholders’ equity:
Common stock, $1 par value, authorized shares: 100,000,000; issued: 7,857,918; 5,223,239 and 5,218,114 shares as of 07/31/01, 01/31/01 and 07/31/00, respectively	7,858	5,223	5,218
Paid in capital	1,037	3,459	3,177
Retained earnings	71,330	68,248	65,859

	80,225	76,930	74,254
Less treasury stock, at cost:
3,232,719; 2,063,807 and 1,853,207 shares as of 07/31/01,
01/31/01 and 07/31/00, respectively	30,973	28,941	25,557

Total stockholders’ equity	49,252	47,989	48,697

Total liabilities and stockholders’ equity	$64,992	$65,656	$70,485

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	July 31, 2001	July 31, 2000	July 31, 2001	July 31, 2000
Net sales	$28,157	$33,178	$59,129	$65,347
Cost of goods sold	22,858	28,105	47,591	54,116

Gross profit	5,299	5,073	11,538	11,231

Selling, general and administrative expenses	2,624	3,222	5,569	6,781
Gain on sale of businesses and assets	(345)		(345)

Operating income	3,020	1,851	6,314	4,450

Interest expense	(30)	(64)	(69)	(121)
Other income, net	167	45	327	124

Income before income taxes	3,157	1,832	6,572	4,453

Income taxes	1,114	659	2,320	1,603

Net income	$2,043	$1,173	$4,252	$2,850

Net income per common share:
Basic	$0.44	$0.23	$0.91	$0.52
Diluted	$0.43	$0.23	$0.90	$0.52

Cash dividends paid per share	$0.13	$0.113	$0.25	$0.227

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	FOR THE SIX MONTHS ENDED
	July 31, 2001	July 31, 2000
Cash flows from operating activities:
Net income	$4,252	$2,850
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,585	2,184
Provision for losses on accounts receivable, net of recoveries	(61)	173
Gain on sale of businesses and assets	(345)	–
Deferred income taxes	23	(236)
Change in accounts receivable	6,013	2,063
Change in inventories	1,410	(2,824)
Change in prepaid expenses and other assets	265	3
Change in operating liabilities	(105)	(208)
Other, net	–	16

Net cash provided by operating activities	13,037	4,021

Cash flows from investing activities:
Capital expenditures	(1,579)	(1,783)
Proceeds from the sale of businesses and assets	550	208
Other, net	11	8

Net cash provided by (used in) investing activities	(1,018)	(1,567)

Cash flows from financing activities:
Issuance of short-term debt	1,200	3,500
Payment of short-term debt	(200)	–
Long-term debt principal payments	(3,012)	(1,033)
Proceeds from exercise of stock options	125	–
Dividends paid	(1,170)	(1,227)
Purchase of treasury stock	(2,032)	(7,445)
Other, net	(2)	–

Net cash provided by (used in) financing activities	(5,091)	(6,205)

Net increase (decrease) in cash and equivalents	6,928	(3,751)

Cash and cash equivalents at beginning of period	10,673	5,707

Cash and cash equivalents at end of period	$17,601	$1,956

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and six-month periods are not necessarily indicative of the results that may be expected for the year ending January 31. The January 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2001.

2.	Certain reclassifications have been made to the July 31, 2000 and January 31, 2001 consolidated balance sheets and the July 31, 2000 statement of income to conform to the July 31, 2001 presentation. These reclassifications had no impact on previously reported total assets, total liabilities, stockholders’ equity or operating income.

3.	Options to purchase approximately 363,000 shares of the Company’s common stock were excluded from the diluted earnings per share calculations for the three and six-month periods ended July 31, 2000 because their exercise prices were greater than the average market price of the company’s common stock during that period. Details of the earnings per share computation are presented below:

	FOR THE THREE MONTHS ENDED:		FOR THE SIX MONTHS ENDED:
(Dollars in thousands, except per share data)	07/31/01	07/31/00	07/31/01	07/31/00

Net income	$2,043	$1,173	$4,252	$2,850

Weighted average common shares outstanding	4,665	5,213	4,686	5,471

Dilutive impact of stock options	78	–	59	–

Weighted average common and
common equivalent shares outstanding	4,743	5,213	4,745	5,471

Net income per share:
Basic	$0.44	$0.23	$0.91	$0.52

Diluted	$0.43	$0.23	$0.90	$0.52

4.	The company’s reportable segments are defined by their common technologies, production processes and raw materials. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(Dollars in thousands)	FOR THE THREE MONTHS ENDED:		FOR THE SIX MONTHS ENDED:
	07/31/01	07/31/00	07/31/01	07/31/00
NET SALES:
Electronic Systems	$8,886	$7,364	$16,245	$15,015
Flow Controls	2,858	2,818	10,752	8,287
Engineered Films	10,837	10,141	20,217	18,865
Aerostar	4,053	6,309	7,567	9,767
Beta Raven	475	782	1,288	1,783
Businesses sold and for sale	1,048	5,764	3,060	11,630

Total company	$28,157	$33,178	$59,129	$65,347

OPERATING INCOME (LOSS):
Electronic Systems	$766	$(188)	$907	$305
Flow Controls	216	463	2,593	2,129
Engineered Films	2,847	2,419	5,134	4,175
Aerostar	842	419	1,051	411
Beta Raven	(252)	(137)	(772)	(51)
Businesses sold and for sale	(32)	409	320	770

Sub-total	4,387	3,385	9,233	16,972
Administrative and general expenses	(1,367)	(1,534)	(2,919)	(3,289)

Total company	$3,020	$1,851	$6,314	$4,450

In the quarter ended July 31, 2001, the Electronics Manufacturing Services (EMS) operation of Beta Raven was combined with the Electronic Systems Division. This change combines the common EMS operations of the company and is designed to improve operating results from sharing management, marketing and production techniques. Revised segment history for assets, capital expenditures and depreciation and amortization have not yet been computed as it is not yet practicable to do so. The following table restates segment sales and operating income for the Electronic Systems Division and Beta Raven for the prior six fiscal years:

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Electronic Systems Divison		Beta Raven, Inc.
	Originally Reported	Restated	Originally Reported	Restated
SALES:
FY 2001	$26,354	$32,039	$8,951	$3,266
FY 2000	24,077	30,176	11,333	5,234
FY 1999	18,817	24,958	12,200	6,059
FY 1998	19,014	23,968	10,081	5,127
FY 1997	18,018	22,133	9,154	5,039
FY 1996	9,022	14,301	10,473	5,194

OPERATING INCOME (LOSS):
FY 2001	$(1,070)	$(542)	$117	$(411)
FY 2000	728	1,632	1,644	740
FY 1999	1,582	2,322	1,910	1,170
FY 1998	2,730	3,319	1,383	794
FY 1997	1,733	1,971	987	749
FY 1996	1,336	2,088	1,351	599

5.	On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division to Norwesco, Inc. The sale did not include the company’s plant in Tacoma, Washington, for which the company is actively pursuing its sale. The Tacoma plant assets, primarily inventory and manufacturing equipment, are included in the July 31, 2001 and January 31, 2001 balance sheets at their estimated net realizable value.

The gain on sale of businesses and assets of $345,000 during the three months ended July 31, 2001 consists primarily of the sale in May 2001 of a Sportswear Division distribution warehouse used by the Aerostar segment.

6.	The company incurred approximately $351,000 of inventory write-downs and other costs of goods sold in the six-months ended July 31, 2001 related to the repositioning of its Beta Raven subsidiary, including the closing of its Alabama plant.

7.	During the quarter ended July 31, 2001, the company repaid the remaining $2.0 million of its long-term debt originally due in equal installments in June 2002 and June 2003.

In June 2001, the company entered a new agreement with Wells Fargo Bank South Dakota, N.A. (Wells Fargo) to decrease the short-term credit line to $5.0 million. The terms of this credit line are similar to the $7.0 million line with Wells Fargo that expired on June 30, 2001. On July 31, 2001, the company had no borrowings outstanding under this line of credit.

During the quarter ended July 31, 2001, Aerostar International, Inc. (a subsidiary of Raven Industries, Inc.) entered into a new agreement with Wells Fargo for a short-term credit line of $2.0 million that expires in June 2002. The terms of this credit line contain certain restrictive covenants that among other things require Aerostar to maintain a minimum net worth and minimum cash flow coverage. This credit line will be used to finance seasonal accounts receivable and inventories. On July 31, 2001, Aerostar International had borrowings of $1.0 million outstanding under this line of credit and the interest rate on these borrowings was 6.75%.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

8.	On May 23, 2001, the Board of Directors declared a three-for-two stock split of the company’s common stock, to be effected in the form of a stock dividend. The record date for the stock dividend was June 25, 2001, with the shares distributed on July 13, 2001. Earnings-per-share calculations and average shares outstanding included in this report are restated to reflect the stock split.

9.	On June 29, 2001, the Financial Accounting Standard Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill And Other Intangible Assets.

FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. The company is in the process of analyzing the impacts of FAS 141 and 142 on its results of operations and financial condition.

PART I —FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company’s cash and cash equivalents balance was $17.6 million at July 31, 2001 compared with $2.0 million one year earlier. On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division. The cash proceeds from the sale were approximately $12 million. Accounts receivable of $13.3 million decreased $7.0 million from July 31, 2000 due primarily to the sale of the Plastic Tank division in August 2000 and lower Aerostar sales volume. Inventory levels of $17.7 million decreased $9.6 million from July 31, 2000 due primarily to lower sales levels in Aerostar’s specialty apparel products, inventory reduction efforts in the Electronic Systems Division and the sale of the Plastic Tank division. At July 31, 2001, the company retained a $5.0 million line of credit and it’s Aerostar subsidiary retained an unused balance of $1.0 million on its $2.0 million seasonal line of credit. Long-term debt, including the current portion, at July 31, 2001 was $13,000 compared to $3.0 million the prior year. During the quarter ended July 31, 2001, the company repaid $2.0 million of its long-term debt originally due in June 2002 and June 2003. The company’s capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Reported sales of $28.2 million for the quarter ended July 31, 2001 compared to $33.2 million in the second quarter of last year. Sales from the Plastic Tank Division (contained in the “Businesses sold and for sale” segment) for the three and six month periods ended July 31, 2001 were $1.0 and $3.1 million, respectively, compared to the prior year’s three and six month sales of $5.8 and $11.6 million, respectively. The reported sales decreases were primarily due to the Plastic Tank Division and the Aerostar segment. These decreases were partially offset by increases in the Electronic Systems and Engineered Films divisions. Reported sales for the first half of fiscal 2002 of $59.1 million compared to $65.3 million in the same period of fiscal 2001. The decrease in sales from sold businesses of $8.6 million was offset by increases in the Electronic Systems, Flow Controls and Engineered Films divisions. Reported operating income of $3.0 million for the second quarter and $6.3 million in the first six-months of FY 2002 were $1.2 million above the second quarter and $1.9 million above the first six-months of fiscal 2001. The impact of lower sales was offset by a higher percentage of products shipped with relatively stronger gross profit rates. In addition, lower selling, general and administrative expenses as well as a gain on the sale of the company’s former warehouse improved operating income. Selling and administrative expenses for the current year’s second quarter were $2.6 million compared to $3.2 million in the previous second quarter. The decrease is primarily due to the sale of most of the Plastic Tank division and related staff reductions. The improvement in non-operating income for the quarter was the result of a higher net cash position and the associated lower interest expense and higher interest earned. Earnings per share, on a diluted basis, in the second quarter and first half of fiscal 2002 were 43 cents and 90 cents per share, respectively, compared to 23 cents in the second quarter and 52 cents in the first half of fiscal 2001. Total average weighted shares outstanding for the quarter ended July 31, 2001 were 4.7 million compared to 5.2 million in the previous year’s second quarter. The lower shares outstanding were primarily a result of the company’s treasury share repurchases.

The results for the quarter and six-months ended July 31, 2001 include nonrecurring items that the company does not believe are relevant to future operations or cash flows. The discussion of operating results, following the tables, is focused on the results of ongoing operations exclusive of these items. Ongoing operation results exclude the results of the company’s Plastic Tank division (both sold and held for sale). The gain on sale of businesses and assets of $345,000 (relating primarily to the sale of Aerostar’s distribution warehouse) and other nonrecurring restructuring costs of $333,000 (relating primarily to Beta Raven’s first-quarter charge for the closing of it’s

PART I —FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Alabama plant) were also excluded from ongoing operation results. There were no such gains, losses or nonrecurring items for the quarter or six months ended July 31, 2000.

The following table presents ongoing operation information for the three-month and six-month periods ended July 31, 2001 and July 31, 2000:

(dollars in thousands)	THREE MONTHS ENDED 07/31/2001			THREE MONTHS ENDED 07/31/2000
	As Reported	Adjust- ments	Ongoing Operations	As Reported	Adjust- ments	Ongoing Operations
Net sales	$28,157	$1,048	$27,109	$33,178	$5,764	$27,414

Gross profit	5,299	28	5,271	5,073	803	4,270
Operating expenses	2,624	(12)	2,636	3,222	394	2,828
Gain on sale of businesses
and assets	345	345	–	–	–	–

Operating income	3,020	385	2,635	1,851	409	1,442
Other (income) expense	(137)	–	(137)	19	(3)	22

Net income before taxes	3,157	385	2,772	1,832	412	1,420
Income taxes	1,114	135	979	659	152	507

Net income	$2,043	$250	$1,793	$1,173	$260	$913

	SIX MONTHS ENDED 07/31/2001			SIX MONTHS ENDED 07/31/2000
	As Reported	Adjust- ments	Ongoing Operations	As Reported	Adjust- ments	Ongoing Operations
Net sales	$59,129	$3,060	$56,069	$65,347	$11,630	$53,717

Gross profit	11,538	125	11,413	11,231	1,649	9,582
Operating expenses	5,569	73	5,496	6,781	879	5,902
Gain on sale of businesses
and assets	345	345	–	–	–	–

Operating income	6,314	397	5,917	4,450	770	3,680
Other (income) expense	(258)	–	(258)	(3)	(3)	–

Net income before taxes	6,572	397	6,175	4,453	773	3,680
Income taxes	2,320	140	2,180	1,603	289	1,314

Net income	$4,252	$257	$3,995	$2,850	$484	$2,366

In the quarter ended July 31, 2001, the Electronics Manufacturing Services (EMS) operation of Beta Raven was combined with the Electronic Systems Division. Segment sales and operating income in the following tables have been restated to reflect this change.

PART I —FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a table of ongoing operation results by segment:

ONGOING OPERATIONS
SALES AND OPERATING INCOME BY SEGMENT

(dollars in thousands)	THREE MONTHS ENDED JULY 31			SIX MONTHS ENDED JULY 31
	2001	2000	Percent Change	2001	2000	Percent Change
NET SALES:
Electronic Systems	$8,886	$7,364	21%	$16,245	$15,015	8%
Flow Controls	2,858	2,818	1%	10,752	8,287	30%
Engineered Films	10,837	10,141	7%	20,217	18,865	7%
Aerostar	4,053	6,309	-36%	7,567	9,767	-23%
Beta Raven	475	782	-39%	1,288	1,783	-28%

Total company	$27,109	$27,414	-1%	$56,069	$53,717	4%

OPERATING INCOME (LOSS):
Electronic Systems	$748	$(188)	498%	$889	$305	191%
Flow Controls	216	463	-53%	2,593	2,129	22%
Engineered Films	2,847	2,419	18%	5,134	4,175	23%
Aerostar	432	419	3%	641	411	56%
Beta Raven	(241)	(137)	-76%	(421)	(51)	-725%
Administrative and general expenses	(1,367)	(1,534)	11%	(2,919)	(3,289)	11%

Total company	$2,635	$1,442	83%	$5,917	$3,680	61%

Sales from ongoing operations were $27.1 million for the quarter ended July 31, 2001, a decrease of $300,000 from the previous second quarter sales. Sales increases from the previous second quarter were primarily in the Electronic Systems (ESD) and Engineered Films (EFD) segments but were offset by sales decreases in Aerostar’s specialty apparel lines. Increased demand for pit liners in the oil exploration market and foreign research-balloon sales for Engineered Films and increased delivery on Electronic System contracts were responsible for the sales increases. Ongoing operation sales in the first half of fiscal 2002 were $56.1 million versus $53.7 million the first half of the previous fiscal year. In addition to the second quarter sales increases in ESD and EFD, Flow Controls (FCD) experienced sales increases from strong sales of new products in the first quarter of fiscal 2002. Operating income from ongoing operations for the second quarter was $2.6 million compared to $1.4 million in the previous second quarter. Ongoing operating income in the first half of $5.9 million in fiscal 2002 was $2.2 million above the first half of fiscal 2001. The increases in operating income for both the quarter and first half were due primarily to the impact of sales increases in the Flow Controls, Electronic Systems and Engineered Films segments along with lower corporate administrative expenses.

Electronic Systems second quarter sales increased 21% to $8.9 million from $7.4 million the same period last year. The sales rebounded in fiscal 2002 after the fiscal 2001 efforts to streamline Electronic Systems’ customer base. Sales for the first half of fiscal 2002 were $16.2 million, an 8% increase from the $15.0 million in the first half of fiscal 2001. Second quarter operating income increased to $748,000 from an $188,000 loss the prior year. Operating income

PART I —FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

in the first half of fiscal 2002 was $889,000 compared with $305,000 the previous year. Operating income for the three and six-months improved as a result of increased sales and production efficiencies following the repositioning efforts in the prior year.

Flow Controls sales of $2.9 million for the second quarter were slightly above the $2.8 million in the same period last year. Six-month sales of $10.8 million were up 30% from $8.3 million in the first half of fiscal 2001. New product introductions in the chemical injection market accounted for the sales increase, including shipments in the first quarter of fiscal 2002 under a $2 million order announced in October 2000. Second quarter operating income was $216,000, below the $463,000 in the previous year’s second quarter. Operating income in the first six months of $2.6 million was 22% above the $2.1 million for the first half of fiscal 2001. Percentage increases in operating income were lower than the sales increase due to lower profit margins on the new product introductions.

Engineered Films sales of $10.8 million for the second quarter were $696,000 ahead of the $10.1 million sales in the same period last year. Six-month sales of $20.2 million were $1.4 million ahead of the first six month in fiscal 2001. Increased demand for pit-liners in the oil exploration market and foreign research balloons more than offset a decline in manufactured housing market sales. Second quarter operating income of $2.8 million was 18% above the $2.4 million generated in the second quarter of fiscal 2001. Operating income for the first half of fiscal 2002 of $5.1 million was 23% over the $4.2 million in the same period last year. Operating income benefited from increased sales that led to favorable manufacturing efficiencies and a higher-margin product mix.

Aerostar second quarter sales of $4.1 million were $2.3 million below last year’s second quarter. Sales for the first six months of $7.6 million were $2.2 million below the same period the previous year. Operating income of $432,000 was slightly above prior year’s second quarter income of $419,000. Operating income in the first six months was $641,000 and was 56% above the $411,000 income in the first half of fiscal 2001. Operating profit was impacted favorably by sales of several inflatable display projects that carried higher than normal profits. The impact of a new operating structure, including the closure of two sewing plants in the fourth quarter of the prior fiscal year, helped stabilize profits on a lower sales base. The backlog for sewn products at July 31, 2001 remains significantly lower than one year earlier.

Beta Raven sales in the second quarter of $475,000 were below the $782,000 in previous year’s second quarter. Six-month sales of $1.3 million were $495,000 below the first six months of last fiscal year. The second quarter operating loss of $241,000 was unfavorable to the $137,000 operating loss the previous second quarter. Operating losses for the six months were $421,000 and compared unfavorably to the $51,000 loss in the first half of fiscal 2001. The continued weakness in the American poultry industry adversely affected sales and profit margins.

OUTLOOK

The company believes it had a good second quarter and an outstanding first half in terms of revenue and earnings. Management expects ongoing earnings in the second half will enjoy gains over year-earlier results, however, the increases will not be as strong as gains in the first half over the previous year’s comparable period. The Aerostar subsidiary virtually always has its strongest quarter in the third period, so the significant long-term impact of closing two apparel plants last November will be seen in the second half of fiscal 2002. However, improved ongoing operating earnings for the full fiscal year ending January 31, 2002 are expected due to the strong demand for plastic films and higher margins in the Electronic Systems division.

PART I —FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NEW ACCOUNTING STANDARDS

On June 29, 2001, the Financial Accounting Standard Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill And Other Intangible Assets.

FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001. The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. The company is in the process of analyzing the impacts of FAS 141 and 142 on its results of operations and financial condition.

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

PART II — OTHER INFORMATION

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

RAVEN INDUSTRIES, INC. /s/ Thomas Iacarella Thomas Iacarella Vice President & CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 7, 2001