Form 10-Q
period 2001-10-31
RAVEN INDUSTRIES INC
filed 2001-12-13
CIK 82166

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________________

Commission file number: 0-3136

RAVEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA	46-0246171

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X]           No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 6, 2001

Common Stock	4,635,467 shares

RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I-FINANCIAL INFORMATION

Consolidated Balance Sheet as of October 31, 2001, January 31, 2001 and October 31, 2000	3

Consolidated Statement of Income for the three and nine month periods ended October 31, 2001 and 2000	4

Consolidated Statement of Cash Flows for the nine month periods ended October 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-14

PART II-OTHER INFORMATION	15

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	Oct 31, 2001	Jan 31, 2001	Oct 31, 2000

	(unaudited)		(unaudited)
ASSETS
Cash and cash equivalents	$16,773	$10,673	$11,926
Accounts receivable, less allowance for doubtful accounts of $400, $400 and $552 as of 10/31/01, 01/31/01 and 10/31/00, respectively	14,491	19,274	19,271
Inventories:
Materials	11,941	12,317	13,604
In process	2,208	2,497	3,345
Finished goods	4,489	4,170	3,472

Total inventories	18,638	18,984	20,421
Deferred income taxes	2,162	2,516	2,909
Prepaid expenses and other current assets	492	371	216

Total current assets	52,556	51,818	54,743

Property, plant and equipment	40,937	37,878	38,743
Accumulated depreciation	(27,834)	(26,231)	(27,102)

Property, plant and equipment, net	13,103	11,647	11,641
Other assets, net	1,838	2,191	1,951

Total assets	$67,497	$65,656	$68,335

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, bank	$400	$—	$—
Current portion of long-term debt	13	1,012	1,012
Accounts payable	4,461	3,490	4,089
Income taxes payable	352	68	2,308
Accrued liabilities and customer advances	9,224	9,365	9,110

Total current liabilities	14,450	13,935	16,519
Long-term debt, less current portion	—	2,013	2,013
Other liabilities, primarily compensation and benefits	1,851	1,719	1,801

Stockholders’ equity:
Common stock, $1 par value, authorized shares: 100,000,000; issued: 7,862,150; 5,223,239 and 5,220,614 shares as of 10/31/01, 01/31/01 and 10/31/00, respectively	7,862	5,223	5,221
Paid in capital	1,076	3,459	3,420
Retained earnings	73,239	68,248	66,930

	82,177	76,930	75,571
Less treasury stock, at cost:
3,233,219; 2,063,807 and 1,980,957 shares as of 10/31/01, 01/31/01 and 10/31/00, respectively	30,981	28,941	27,569

Total stockholders’ equity	51,196	47,989	48,002

Total liabilities and stockholders’ equity	$67,497	$65,656	$68,335

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED

	Oct 31, 2001	Oct 31, 2000	Oct 31, 2001	Oct 31, 2000

Net sales	$28,780	$35,209	$87,909	$100,556
Cost of goods sold	22,389	31,474	69,980	85,590

Gross profit	6,391	3,735	17,929	14,966

Selling, general and administrative expenses	2,683	3,295	8,252	10,076
Gain on sale of businesses and assets	(54)	(3,136)	(399)	(3,136)

Operating income	3,762	3,576	10,076	8,026

Interest expense	(17)	(83)	(86)	(204)
Other income, net	134	99	461	223

Income before income taxes	3,879	3,592	10,451	8,045

Income taxes	1,369	1,929	3,689	3,532

Net income	$2,510	$1,663	$6,762	$4,513

Net income per common share:

Basic	$0.54	$0.34	$1.45	$0.85
Diluted	$0.53	$0.34	$1.43	$0.85

Cash dividends paid per share	$0.13	$0.12	$0.38	$0.35

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	FOR THE NINE
	MONTHS ENDED

	Oct 31, 2001	Oct 31, 2000

Cash flows from operating activities:
Net income	$6,762	$4,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,291	3,011
Provision for losses on accounts receivable, net of recoveries	(51)	475
Gain on sale of businesses and assets	(399)	(3,136)
Deferred income taxes	323	(1,108)
Change in accounts receivable	4,819	239
Change in inventories	309	2,477
Change in prepaid expenses and other assets	288	349
Change in operating liabilities	1,233	1,696
Other, net	17	34

Net cash provided by operating activities	15,592	8,550

Cash flows from investing activities:
Capital expenditures	(3,796)	(2,412)
Proceeds from the sale of businesses and assets	663	12,318
Other, net	(101)	37

Net cash provided by (used in) investing activities	(3,234)	9,943

Cash flows from financing activities:
Issuance of short-term debt	1,470	3,500
Payment of short-term debt	(1,070)	(3,500)
Long-term debt principal payments	(3,012)	(1,043)
Proceeds from exercise of stock options	168	45
Dividends paid	(1,771)	(1,819)
Purchase of treasury stock	(2,040)	(9,457)
Other, net	(3)	—

Net cash provided by (used in) financing activities	(6,258)	(12,274)

Net increase (decrease) in cash and equivalents	6,100	6,219

Cash and cash equivalents at beginning of period	10,673	5,707

Cash and cash equivalents at end of period	$16,773	$11,926

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and nine-month periods are not necessarily indicative of the results that may be expected for the year ending January 31. The January 31, 2001 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2001.

2.	Certain reclassifications have been made to the October 31, 2000 and January 31, 2001 consolidated balance sheets and the October 31, 2000 statement of income to conform to the October 31, 2001 presentation. These reclassifications had no impact on previously reported total assets, total liabilities, stockholders’ equity or operating income.

3.	Options to purchase approximately 340,000 shares of the Company’s common stock were excluded from the diluted earnings per share calculations for the three and nine-month periods ended October 31, 2000 because their exercise prices were greater than the average market price of the company’s common stock during that period. Details of the earnings per share computation are presented below:

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED:		MONTHS ENDED:

(In thousands, except per share data)	10/31/01	10/31/00	10/31/01	10/31/00

Net income	$2,510	$1,663	$6,762	$4,513

Weighted average common shares outstanding	4,627	4,943	4,666	5,293

Dilutive impact of stock options	90	4	71	1

Weighted average common and common equivalent shares outstanding	4,717	4,947	4,737	5,294

Net income per share:
Basic	$0.54	$0.34	$1.45	$0.85

Diluted	$0.53	$0.34	$1.43	$0.85

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

4.	The company’s reportable segments are defined by their common technologies, production processes and raw materials. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(Dollars in thousands)	FOR THE THREE		FOR THE NINE
	MONTHS ENDED:		MONTHS ENDED:

	10/31/01	10/31/00	10/31/01	10/31/00

NET SALES:
Electronic Systems	$6,737	$7,650	$22,982	$22,665
Flow Controls	5,099	4,077	15,851	12,364
Engineered Films	10,562	11,128	30,779	29,993
Aerostar	5,240	9,225	12,807	18,992
Beta Raven	928	744	2,216	2,527
Businesses sold and for sale	214	2,385	3,274	14,015

Total company	$28,780	$35,209	$87,909	$100,556

OPERATING INCOME (LOSS):
Electronic Systems	$508	$(1,985)	$1,415	$(1,680)
Flow Controls	1,423	571	4,016	2,700
Engineered Films	2,822	2,642	7,956	6,817
Aerostar	330	853	1,381	1,264
Beta Raven	56	(207)	(716)	(258)
Businesses sold and for sale	(42)	3,245	278	4,015

Sub-total	5,097	5,119	14,330	12,858
Administrative and general expenses	(1,335)	(1,543)	(4,254)	(4,832)

Total company	$3,762	$3,576	$10,076	$8,026

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

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Electronic Systems
(Dollars in thousands)	Division		Beta Raven, Inc.

	As Reported	Revised	As Reported	Revised

SALES:
FY 2001	$26,354	$32,039	$8,951	$3,266
FY 2000	24,077	30,176	11,333	5,234
FY 1999	18,817	24,958	12,200	6,059
FY 1998	19,014	23,968	10,081	5,127
FY 1997	18,018	22,133	9,154	5,039
FY 1996	9,022	14,301	10,473	5,194

OPERATING INCOME (LOSS):
FY 2001	$(1,070)	$(542)	$117	$(411)
FY 2000	728	1,632	1,644	740
FY 1999	1,582	2,322	1,910	1,170
FY 1998	2,730	3,319	1,383	794
FY 1997	1,733	1,971	987	749
FY 1996	1,336	2,088	1,351	599

5.	On August 28, 2000, the company sold substantially all of the assets of its Plastic Tank division to Norwesco, Inc. recording a pretax gain of $3.1 million in the quarter ended October 31, 2000. The sale did not include the company’s plant in Tacoma, Washington. The Tacoma plant ceased production operations in October 2001. The Tacoma plant assets, primarily inventory and manufacturing equipment, are included in the October 31, 2001, October 31, 2000, and January 31, 2001 balance sheets at their estimated net realizable value.

The gain on sale of businesses and assets of $399,000 during the nine months ended October 31, 2001 consists primarily of the sale in May 2001 of a Sportswear Division distribution warehouse used by the Aerostar segment.

6.	The company incurred approximately $351,000 of inventory write-downs and other costs of goods sold in the nine-months ended October 31, 2001 related to the repositioning of its Beta Raven subsidiary, including the closing of its Alabama plant.

7.	During the quarter ended July 31, 2001, the company repaid the remaining $2.0 million of its long-term debt originally due in equal installments in June 2002 and June 2003.

In June 2001, the company entered a new agreement with Wells Fargo Bank South Dakota, N.A. (Wells Fargo) to decrease the short-term credit line to $5.0 million. The terms of this credit line are similar to the $7.0 million line with Wells Fargo that expired on June 30, 2001. On October 31, 2001, the company had no borrowings outstanding under this line of credit.

During the quarter ended July 31, 2001, Aerostar International, Inc. (a subsidiary of Raven Industries, Inc.) entered into a new agreement with Wells Fargo for a short-term credit line of $2.0 million that expires in June 2002. The terms of this credit line contain certain restrictive covenants that among other things require Aerostar to maintain a minimum net worth and minimum cash flow coverage. This credit line will be used to finance seasonal accounts receivable and inventories. On October 31, 2001, Aerostar International had borrowings of

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

$400,000 outstanding under this line of credit and the interest rate on these borrowings was 5.50%.

8.	On May 23, 2001, the Board of Directors declared a three-for-two stock split of the company’s common stock, to be effected in the form of a stock dividend. The record date for the stock dividend was June 25, 2001, with the shares distributed on July 13, 2001. Earnings-per-share calculations and average shares outstanding for all reported periods reflect the stock split.

9.	The Financial Accounting Standard Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, No. 142 (FAS 142), Goodwill and Other Intangible Assets, No. 143 (FAS 143), Accounting for Asset Retirement Obligations, and No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets.

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

FAS 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost.

FAS 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.

The company is in the process of analyzing the impacts of these new standards on its results of operations and financial condition.

10.	Effective December 5, 2001 the company acquired the assets of two companies, Starlink, Incorporated (Starlink) and System Integrators, Inc. (System Integrators).

Starlink was acquired for approximately $8 million cash. In addition, the company assumed approximately $800,000 of liabilities. Starlink is a developer and manufacturer of Global Positioning Satellite (GPS) technology located in Austin, Texas and will be integrated into the company’s Flow Controls Division. Sales for the year ended December 31, 2000 were $4.7 million.

System Integrators, an electronic manufacturing services (EMS) provider, was acquired for approximately $1.4 million cash and the assumption of approximately $600,000 of debt. In addition, the company assumed approximately $500,000 of other liabilities. Operations of System Integrators will be combined into the company’s Electronic Systems Division’s Missouri location. System Integrators sales were approximately $4.0 million for the year ended December 31, 2000.

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company’s cash and cash equivalents balance was $16.8 million at October 31, 2001 compared with $11.9 million one year earlier. Accounts receivable of $14.5 million decreased $4.8 million from October 31, 2000 due primarily to lower sales activity at Aerostar and the ceasing of production during October 2001 at the company’s Tacoma plant. Inventory levels of $18.6 million decreased $1.8 million from October 31, 2000 due primarily to lower sales levels in Aerostar’s specialty apparel products. At October 31, 2001, the company retained a $5.0 million line of credit and it’s Aerostar subsidiary retained an unused balance of $1.6 million on its $2.0 million seasonal line of credit. During the quarter ended July 31, 2001, the company repaid substantially all of its long-term debt originally due in June 2002 and June 2003. The company’s capital resources continue to be sufficient to fund all its activities, including financing the acquisitions noted in note 10 to the consolidated financial statements.

RESULTS OF OPERATIONS

Reported sales of $28.8 million for the quarter ended October 31, 2001 compared to $35.2 million in the third quarter of last year. Sales from the Plastic Tank division (contained in the “Businesses sold and for sale” segment) for the three and nine month periods ended October 31, 2001 were $214,000 and $3.3 million, respectively, compared to the prior year’s three and nine month sales of $2.4 and $14.0 million, respectively. The reported sales decreases for the quarter ended October 31, 2001 were primarily due to the Plastic Tank division and the Aerostar segment. These decreases were partially offset by an increase in the Flow Controls segment. Reported year-to-date sales of $87.9 million compared to sales of $100.6 million reported in the same period of fiscal 2001. The decrease in sales from sold businesses of $10.7 million and the decrease in sales volume at Aerostar were offset by increases in the Flow Controls and Engineered Films segments. Reported operating income of $3.8 million for the third quarter and $10.1 million for the nine months ended October 31, 2001 were $186,000 and $2.1 million above the three and nine months ended October 31, 2000, respectively. The impact of lower sales was offset by strong profit margins in the Engineered Films and Flow Controls segments. Selling, general and administrative expenses for the current year’s third quarter were $2.7 million compared to $3.3 million in the previous third quarter. The decrease is primarily due to staff reductions and lower bad debt expense. The company reported a $3.1 million pretax gain on the sale of its Plastic Tank division during last year’s third quarter. The improvement in non-operating income for the quarter was the result of a higher net cash position and the associated lower interest expense and higher interest earned. The company’s income tax rate in the prior year reflects the write-off of $1.8 million of non-deductible goodwill. Earnings per share, on a diluted basis, for the three and nine month periods ended October 31, 2001 were $.53 and $1.43 per share, respectively, compared to $.34 and $.85 for the same periods one year earlier. Total average weighted diluted shares outstanding for the quarter ended October 31, 2001 were 4.7 million compared to 4.9 million in the previous year’s third quarter. For the nine months ended October 31, 2001 and October 31, 2000, average weighted diluted shares outstanding were 4.7 million and 5.3 million, respectively. The lower shares outstanding were primarily a result of the company’s treasury share repurchases.

The results for the quarter and nine-months ended October 31, 2001 and October 31, 2000 include nonrecurring items that the company does not believe are relevant to future operations or cash flows. Therefore, the company has segregated its ongoing operations in the tables below. October 31, 2000 ongoing operation data has been restated to reflect the change in segment reporting made in the fourth quarter of fiscal 2001. The discussion of operating results following the tables is focused on the results of ongoing operations exclusive of these items.

Ongoing operation results exclude the results of the company’s Plastic Tank division. The gain on sale of businesses and assets of $399,000 (relating primarily to the sale of Aerostar’s distribution warehouse) and other nonrecurring restructuring costs of $333,000 (relating primarily

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to Beta Raven’s first-quarter charge for the closing of it’s Alabama plant) were also excluded from ongoing operation results. In the prior year, ongoing operation results excluded a $3.1 million gain on the sale of the company’s Plastic Tank division. The ongoing operation results for the three and nine month periods ended October 31, 2000 also exclude nonrecurring charges of $2.2 million to reposition the customer base in its electronics businesses and record severance costs for personnel in two sewing plants which closed in the fourth quarter of fiscal 2001.

The following table presents ongoing operation information for the three-month and nine-month periods ended October 31, 2001 and October 31, 2000:

(Dollars in thousands)	THREE MONTHS ENDED 10/31/2001			THREE MONTHS ENDED 10/31/2000

	As Reported	Adjust- ments	Ongoing Business	As Reported	Adjust- ments	Ongoing Business

Net sales	$28,780	$214	$28,566	$35,209	$2,385	$32,824
Gross profit	6,391	(65)	6,456	3,735	(1,814)	5,549
Operating expenses	2,683	27	2,656	3,295	277	3,018
Gain on sale of businesses and assets	54	54	—	3,136	3,136	—

Operating income	3,762	(38)	3,800	3,576	1,045	2,531
Other (income) expense	(117)	—	(117)	(16)	—	(16)

Net income before taxes	3,879	(38)	3,917	3,592	1,045	2,547
Income taxes	1,369	(13)	1,382	1,929	1,020	909

Net income	$2,510	$(25)	$2,535	$1,663	$25	$1,638

	NINE MONTHS ENDED 10/31/2001			NINE MONTHS ENDED 10/31/2000

	As Reported	Adjust- ments	Ongoing Business	As Reported	Adjust- ments	Ongoing Business

Net sales	$87,909	$3,274	$84,635	$100,556	$14,015	$86,541
Gross profit	17,929	60	17,869	14,966	(165)	15,131
Operating expenses	8,252	100	8,152	10,076	1,156	8,920
Gain on sale of businesses and assets	399	399	—	3,136	3,136	—

Operating income	10,076	359	9,717	8,026	1,815	6,211
Other (income) expense	(375)	—	(375)	(19)	(3)	(16)

Net income before taxes	10,451	359	10,092	8,045	1,818	6,227
Income taxes	3,689	127	3,562	3,532	1,309	2,223

Net income	$6,762	$232	$6,530	$4,513	$509	$4,004

In the quarter ended July 31, 2001, the Electronics Manufacturing Services (EMS) operation of Beta Raven was combined with the Electronic Systems Division. Segment sales and operating income in the following tables have been restated to reflect this change.

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a table of ongoing operation results by segment:

ONGOING OPERATIONS
SALES AND OPERATING INCOME BY SEGMENT

	THREE MONTHS ENDED			NINE MONTHS ENDED
(dollars in thousands)	OCTOBER 31			OCTOBER 31

	2001	2000	Percent Change	2001	2000	Percent Change

NET SALES:
Electronic Systems	$6,737	$7,650	-12%	$22,982	$22,665	1%
Flow Controls	5,099	4,077	25%	15,851	12,364	28%
Engineered Films	10,562	11,128	-5%	30,779	29,993	3%
Aerostar	5,240	9,225	-43%	12,807	18,992	-33%
Beta Raven	928	744	25%	2,216	2,527	-12%

Total company	$28,566	$32,824	-13%	$84,635	$86,541	-2%

OPERATING INCOME (LOSS):
Electronic Systems	$508	$(163)	412%	$1,397	$142	884%
Flow Controls	1,423	809	76%	4,016	2,938	37%
Engineered Films	2,822	2,642	7%	7,956	6,817	17%
Aerostar	326	909	-64%	967	1,320	-27%
Beta Raven	56	(123)	146%	(365)	(174)	-110%
Administrative and general expenses	(1,335)	(1,543)	13%	(4,254)	(4,832)	12%

Total company	$3,800	$2,531	50%	$9,717	$6,211	56%

Sales from ongoing operations were $28.6 million for the quarter ended October 31, 2001, a decrease of $4.3 million from the previous third quarter sales. The decrease in sales was primarily due to the downsizing of the company’s Aerostar segment. Current fiscal year-to-date ongoing operation sales were $84.6 million versus $86.5 million for the same period in the previous fiscal year. Sales increases in the Flow Controls and Engineered Films segments were offset by a decrease in the Aerostar segment. Operating income from ongoing operations for the third quarter was $3.8 million compared to $2.5 million in the previous third quarter. Ongoing operating income for the nine months ended October 31, 2001 was $9.7 million, an increase of $3.5 million from the previous year. The increases in operating income for both the quarter and nine-month periods were primarily due to the impact of sales increases in the Flow Controls segment and strong margin performance in the Engineered Films segment. Ongoing operating income for both the quarter and year-to-date was favorably impacted by lower administrative and general expenses.

Electronic Systems third quarter sales decreased to $6.7 million from $7.7 million in the same period last year. Year-to-date sales were $23.0 million, up slightly from the previous year’s $22.7 million. Third quarter sales were negatively impacted by customer design delays on major new contracts. Third quarter operating income increased to $508,000 from an $163,000 loss the prior year. Operating income for the nine months ended October 31, 2001 was $1.4 million compared to $142,000 the previous year. As a result of this segment’s repositioning efforts in the prior year, operating income for the three and nine month periods reflected improved production efficiencies and better material management.

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Flow Controls sales of $5.1 million for the third quarter were $1.0 million higher than in the same period last year. Nine-month sales of $15.9 million were up 28% from $12.4 million in the first nine months of fiscal 2001. Strong demand for new products accounted for the sales increase. Third quarter operating income was $1.4 million, an increase of $614,000 from the previous year’s third quarter. The increased sales volume and improved production efficiencies favorably affected operating income in the third quarter and the nine months. Operating income of $4.0 million in the first nine months was 37% above the $2.9 million for the first nine months of fiscal 2001.

Engineered Films sales of $10.6 million were down 5% in the third quarter due to mild weather conditions, which affected construction film sales. Nine-month sales of $30.8 million were $786,000 ahead of the same period in the previous year as a result of increased demand for pit liners for the oil exploration market and foreign research balloons. Quarterly operating income increased to $2.8 million compared to $2.6 million recorded for the quarter ended October 31, 2000. Favorable material pricing offset the negative profit impact of lower sales. Operating income for the first nine months of fiscal 2002 of $8.0 million was 17% over the $6.8 million in the same period last year. Year-to-date operating income has been impacted by favorable material pricing, increased manufacturing efficiencies, and higher-margin product mix.

Aerostar third quarter sales of $5.2 million were $4.0 million below last year’s third quarter. Sales for the first nine months of $12.8 million were $6.2 million below the same period the previous year. The lower sales volume in the current fiscal year reflects the closing of two sewing plants in November 2000. Operating income of $326,000 in the third quarter was below the prior year’s third quarter income of $909,000. Operating income in the first nine months was $967,000 and was 27% below the $1.3 million of income in the first nine months of fiscal 2001 due to lower sales levels. The backlog for sewn products at October 31, 2001 remains significantly lower than one year earlier.

Beta Raven sales in the third quarter of $928,000 were above the $744,000 recorded in the previous year’s third quarter. Nine-month sales of $2.2 million were 12% below the first nine months of last fiscal year. Third quarter operating income of $56,000 was favorable to the $123,000 operating loss the previous third quarter. Operating losses for the nine months were $365,000 and compared unfavorably to the $174,000 loss in the first nine months of fiscal 2001. The continued weakness in the American poultry industry adversely affected sales and profit margins.

OUTLOOK

The company believes earnings for the third quarter and first nine months reflect the continued repositioning of the company away from lower-margin businesses. Management expects ongoing earnings in the fourth quarter to meet or exceed earnings recorded in the previous year’s fourth quarter by maintaining improved margins.

NEW ACCOUNTING STANDARDS

New accounting standards are discussed in footnote 9 to the consolidated financial statements.

PART I — FINANCIAL INFORMATION

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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. (a) Exhibits Filed: None

(b)	Reports on Form 8-K: An 8-K was filed December 13, 2001, concerning the December 5, 2001 acquisitions of Starlink, Incorporated and System Integrators, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC

/s/ Thomas Iacarella Thomas Iacarella Vice President & Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: December 13, 2001