Form 10-K
period 2002-01-31
RAVEN INDUSTRIES INC
filed 2002-04-19
CIK 82166

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission file number 0-3136

RAVEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

SOUTH DAKOTA (State or other jurisdiction of incorporation or organization)	46-0246171 (I.R.S. Employer Identification No.)

205 E. 6th Street
Sioux Falls, South Dakota 57117

(Address of principal offices)   (Zip Code)

(605)336-2750

Registrant’s telephone number, including area code

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

Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of voting stock held by nonaffiliates of the Registrant, based on the closing price of $22.80 per share as reported on the NASDAQ National Market System on April 11, 2002 was $89,440,775.

Shares of common stock outstanding at April 11, 2002: 4,593,397.

DOCUMENTS INCORPORATED BY REFERENCE

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant’s Annual Report to Shareholders for the year ended January 31, 2002 and Proxy Statement for the registrant’s 2002 annual meeting, a definitive copy of which was filed on April 18, 2002. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the registrant’s Annual Report to Shareholders for the year ended January 31, 2002 is included as an exhibit to this report.

	ITEM IN FORM 10-K	REFERENCE

PART I.

Item 1.	Business	Business, pages 4-8, this Document; Business Segments, pages 5 and 12 of the Annual Report to Shareholders

Item 2.	Properties	Properties, pages 8-9, this document

Item 3.	Pending Legal Proceedings	Pending Legal Proceedings, page 9, this document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 10, this document

Item 4A.	Executive Officers of the Registrant	Executive Officers of the Registrant, page 10, this document

PART II.
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Quarterly Information (unaudited), page 20, Eleven-Year Financial Summary, pages 10-11, and inside back cover, Annual Report to Shareholders

Item 6.	Selected Financial Data	Eleven-Year Financial Summary, pages 10-11, Annual Report to Shareholders

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Review and Analysis, pages 13-19, Annual Report to Shareholders

	ITEM IN FORM 10-K	REFERENCE

Item 8.	Financial Statements and Supplementary Data	Pages 21-31, Annual Report to Shareholders

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 10, this document

PART III.
Item 10.	Directors and Executive Officers of the Registrant	Election of Directors and Executive Compensation, Proxy Statement
Executive Officers of Registrant, Item 4A, page 10, this document and Other Matters, Proxy Statement

Item 11.	Executive Compensation	Executive Compensation, Proxy Statement

Item 12.	Voting Securities and Principal Holders Thereof	Ownership of Common Stock, Proxy Statement

Item 13.	Certain Relationships and Related Transactions	Certain Relationships and Related Transactions, Proxy Statement

PART IV.
Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	Exhibits, Financial Statement Schedule and Reports on Form 8-K, pages 11-13, this document.

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

RAVEN INDUSTRIES, INC.
FORM 10-K
year ended January 31, 2002

Item 1.	Business

General

     Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The following terms — the company, Raven or the registrant — are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report. Raven is headquartered in Sioux Falls, South Dakota, employing approximately 850 persons in four states.

     The company began operations as a manufacturer of high-altitude research balloons. It has diversified over the years to supply specialized products for a number of markets, including industrial, recreation, agriculture and military/aerospace. Many of these product lines are an extension of technology and production methods developed in the original balloon business. The company’s pickup-truck topper product line was sold in the third quarter of fiscal 2000. Substantially all of the company’s plastic tank product lines were sold in the third quarter of fiscal 2001.

     The company has four ongoing business segments consisting of the Electronic Systems Division, Flow Controls Division, Engineered Films Division and Aerostar. Product lines have been grouped in these segments based on common technologies, production methods and raw materials. However, more than one business segment may serve each of the product markets identified above. Page 12 of the company’s Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the business segments, including businesses sold and for sale.

     Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2002	FY 2001	FY 2000

Electronics manufacturing services	$32,289	$32,039	$30,176
Flow control devices and accessories	23,178	16,758	13,520
Reinforced plastic sheeting	35,796	35,403	30,868
Specialty apparel	11,001	19,102	23,286
Other	9,754	10,058	10,012

Total ongoing operation sales	112,018	113,360	107,862
Businesses sold and for sale:
Pickup-truck toppers	—	—	17,657
Plastic tanks	3,500	16,232	19,632
Feedmill controls	2,997	3,266	5,234

Total sales	$118,515	$132,858	$150,385

Business Segments

     Electronic Systems — Historically, the company’s Electronic Systems segment provided a variety of assemblies and controls to the United States Department of Defense and other military contractors. The company has expanded this segment’s capabilities in electronics manufacturing services (EMS) for commercial customers to offset a decline in military contracts. Assemblies manufactured by the Electronic Systems segment include communication, environmental control, computer and other products where high quality is critical. The Electronic Systems segment expanded its capacity in fiscal 2002 by purchasing System Integrators and moving it into its EMS facility in St. Louis, Missouri.

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

     Flow Controls — Flow control devices, used primarily for precision farming applications, are designed and produced within the company’s Flow Controls segment. These devices are also used for roadside and turf chemical spraying. The company has developed new products for field location control and chemical injection systems. The acquisition of Starlink in fiscal 2002 enhanced the company’s global positioning (GPS) capabilities. The combined technologies are expected to provide a competitive advantage in the support of precision agriculture in future years.

     Home office personnel sell flow control devices directly to original equipment manufacturers(OEMs) and independent third-party distributors. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

     Engineered Films — Products in the company’s Engineered Films segment include rugged reinforced plastic sheeting for industrial, construction and agricultural applications and high altitude balloons for public and commercial research.

     The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability. To increase production of plastic sheeting, the company must make capital investments. An $8 million capital investment plan was begun in fiscal 2002 and is expected to be completed by January 31, 2003. This new equipment will provide capacity for up to $15 million in additional annual sales.

     This division also sells high-altitude research balloons directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Demand for these products is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States.

     Aerostar — The Aerostar segment of the company produces and sells custom-shaped advertising inflatables that have a number of uses including parade floats and advertising media. The company is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. Aerostar also manufactures specialty apparel for a variety of activities, including hunting and fishing.

     Specialty apparel is a contract business sold by home office personnel to independent third-party distributors and catalog retailers. There are many outerwear manufacturers in the United States and abroad, and considerable competition exists. The market for domestically produced outerwear is declining because labor costs are significantly higher than those incurred by manufacturers outside the United States.

     The Aerostar segment sells balloons through an independent third-party dealer network. The company believes it has approximately one-third of the United States hot-air balloon market, although others are able to compete with lower-cost products. Inflatable displays are sold directly to corporate customers, advertising agencies and public relations firms and are subject to varying levels of competition. Generally, the more customized the product, the greater the company’s market share.

Businesses Sold and For Sale — The company has disposed of its pickup-truck topper and plastic tank businesses. The company’s Beta Raven Industrial Controls Division produces and sells computerized process-control systems to feedmills and to other markets.

Major Customer Information

     No customer accounted for more than 10 percent of consolidated sales in fiscal 2002 or for more than 10 percent of the company’s consolidated accounts receivable at January 31, 2002. In fiscal 2002, the top three customers in the Electronic Systems segment accounted for more than half of that segment’s sales. The loss of these accounts would adversely affect profitability, however, the company believes its relationships with these customers are strong. In addition, the breadth of the company’s product lines help protect it from the impact of losing any single customer.

Seasonal Working Capital Requirements

     Some seasonal demand exists in Flow Control’s agricultural market. The Flow Controls Division builds product in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms for late fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances may require, and have required, seasonal short-term financing.

Financial Instruments and Market Risk

     The principal financial instruments the company maintains are in accounts receivable and long-term debt. The company believes that the interest rate, credit and market risk related to these accounts is not significant. The company manages the risk associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with the company’s internal controls and policies. Except for operating leases, the company does not enter into hedging, derivative instruments or off balance sheet financing.

Raw Materials

     The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronic Systems and Flow Controls segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. The company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.

Patents

      The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.

Research and Development

     The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Flow Controls segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 26 of the Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

     Except as described below, the company believes that it is in compliance, in all material respects, with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company’s capital expenditures, earnings or competitive position.

     In connection with the sale of substantially all of the assets of the company’s Glasstite, Inc. subsidiary, the company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999 environmental contamination at the company’s Glasstite pickup-truck topper facility in Dunnell, Minnesota as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

     Also, in connection with the sale of substantially all of the assets of the company’s Plastic Tank Division, the company has agreed to assume responsibility for the investigation and remediation of any pre-August 28, 2000 environmental contamination at the property located at 1813 E Avenue, Sioux Falls, S.D. in accordance with the South Dakota Department of Environment and Natural Resources (DENR).

     The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank division have conducted preliminary environmental assessments of the properties used in these businesses. Although these assessments are still being evaluated by the MPCA and DENR, on the basis of the preliminary data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flow. As discussed in Note 5 to the company’s Consolidated Financial Statements, located on pages 27 and 28 of the Annual Report to Shareholders, incorporated herein by reference, the company had accrued approximately $200,000 at January 31, 2002, its best estimate of probable costs to be incurred related to these matters.

Backlog

     As of February 1, 2002, the company’s backlog of firm orders totaled $33.8 million. Backlog amounts as of February 1, 2001 and 2000 were $38.2 million and $44.9 million, respectively. Lower order levels for Aerostar specialty apparel, as described on page 6 of this document, account for most of the decline.

Employees

     As of January 31, 2002, the company had approximately 850 employees, 770 in an active status. Following is a summary of active employees by segment: Electronic Systems — 190; Flow Controls — 180; Engineered Films — 130; Aerostar — 190; Business for Sale — 30, Administration — 50. None of the employees are represented by a union and management believes its employee relations are satisfactory.

Item 2.	Properties

The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

Location	Square Feet	Use	Business Segments

Sioux Falls, SD	150,000	Corporate office and electronics manufacturing	All

	62,300	Plastic sheeting manufacturing	Engineered Films

	59,000	Plastic sheeting and hot-air balloon manufacturing	Engineered Films Aerostar

Location	Square Feet	Use	Business Segments

	30,800	Warehouse	Engineered Films

	27,000	Offices and material handling facility	Aerostar

	25,300	Inflatable manufacturing	Aerostar

	24,000	Electronics manufacturing	Electronic Systems

	10,200	Machine shop	Flow Controls

	*9,000	Warehouse	Engineered Films

	6,200	Training/meeting Center	All

Sulphur Springs, TX	*63,900	Research balloon manufacturing	Engineered Films

Springfield, OH	30,000	Plastic sheeting manufacturing	Engineered Films

Huron, SD	24,100	Sewing plant	Aerostar

St. Louis, MO	21,000	Electronics manufacturing	Electronic Systems

St.Charles, MO	*20,000	Feedmill automation Equipment manufacturing	Businesses held for sale

Madison, SD	20,000	Sewing plant	Aerostar

Parkston, SD	14,000	Sewing plant	Aerostar

Austin, TX	*12,000	Product Development & Manufacturing	Flow Controls

*	Leased, short-term

Most of the company’s manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are, in all material respects, in good condition and are adequate to meet existing production needs. The company owns 6.95 acres of undeveloped land adjacent to the other owned property in Sioux Falls which is available for expansion.

Item 3.	Pending Legal Proceedings

The company is responsible for investigation and remediation of environmental contamination at two of its sold facilities as described under “Environmental Matters” on pages 7-8. In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The settlement of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage.

Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There was no matter submitted during the fourth quarter to a vote of security holders of the company.

Item 4A.	Executive Officers of the Registrant

Name	Age	Position

Ronald M. Moquist	56	President and Chief
		Executive Officer
Thomas Iacarella	48	Vice President and
		Chief Financial Officer

Each of the above named individuals serves at the pleasure of the Board of Directors on a year-to-year basis.

     Mr. Moquist was named President and Chief Executive Officer of the company effective August 1, 2000. He served as the Executive Vice President of Raven from 1985 through July 2000. As Vice President of the company from 1979 to 1985, his responsibilities encompassed both corporate and divisional management positions. He joined Raven in 1975 as Sales and Marketing Manager.

     Mr. Iacarella has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. He joined Raven, as Corporate Controller, in 1991. Prior to joining Raven, he held positions with Tonka Corporation and Ernst & Young, LLP.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)		Consolidated Financial Statements and Schedule

	1.	Incorporated by reference from the attached exhibit containing the 2002 Annual Report to Shareholders:

Consolidated Balance Sheet

Consolidated Statement of Income

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statement of Cash Flows

Notes to Financial Statements

Report of Independent Accountants

	2.	Included in Part II:

Report of Independent Accountants on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

The following schedules are omitted as they are not applicable or are not required: I, III and IV.

(b)	Reports on Form 8-K

December 5, 2001 — Acquisitions of Starlink and System Integrators.

(c)	Exhibits filed

The following exhibits are filed as part of this report.

Exhibit Number	Description

2	Asset Purchase Agreement dated December 5, 2001 by and among the company, Starlink, Incorporated and the shareholders of Starlink, Incorporated (incorporated by reference to Exhibit 2.1 to the company's current report on Form 8-K dated December 5, 2001).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	By-Laws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the by-laws of Raven Industries, Inc.*

10(a)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company's definitive Proxy Statement filed April 19, 2000).

Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K, continued:

Exhibit
Number	Description

10(b)	Raven Industries, Inc. 1990 Stock Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 25, 1990).

10(c)	Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

10(d)	Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Form 10-Q for the quarter ended July 31, 1998).

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of November 29, 1999. (incorporated by reference to Exhibit 10(j) of the company’s Form 10-K for the year ended January 31, 2001.)

10(f)	Schedule identifying material details of other Employment Agreements between Raven Industries, Inc. and other executive officers substantially identical to the Employment Agreement filed as Exhibit 10(e). (incorporated by reference to Exhibit 10(k) of the company’s Form 10-K for the year ended January 31, 2001.)

10(g)	Schedule A to Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of November 14, 2000. (incorporated by reference to Exhibit 10(l) of the company’s Form 10-K for the year ended January 31, 2001.)

10(h)	Deferred Compensation Plan between Raven Industries, Inc. and David A. Christensen dated as of February 1, 1997 (incorporated by reference to Exhibit 10(h) of the company’s Form 10-K for the year ended January 31, 1999).

10(i)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989.*

10(j)	Asset Purchase Agreement and Amendment dated August 28, 2000 between Raven Industries, Inc. and Norwesco, Inc. (incorporated by reference to Exhibits 10.1 and 10.2 of the company’s current report on Form 8-K dated September 12, 2000).

13	2002 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

Item 14.	Exhibits, Financial Statement Schedule and Reports on Form 8-K, continued:

Exhibit
Number	Description

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the company’s Form 10-K for the year ended January 31, 2000).

23	Consent of Independent Accountants.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)

April 19, 2002 Date	By:	/S/ Ronald M. Moquist Ronald M. Moquist President (Principal Executive Officer and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 19, 2002 Date	By:	/S/ Ronald M. Moquist Ronald M. Moquist President (Principal Executive Officer and Director)

April 19, 2002 Date		/S/ Thomas Iacarella Thomas Iacarella Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

April 19, 2002 Date		/S/ Conrad J. Hoigaard Conrad J. Hoigaard

April 19, 2002 Date		/S/ Anthony W. Bour Anthony W. Bour

April 19, 2002 Date		/S/ David A. Christensen David A. Christensen

April 19, 2002 Date		/S/ Thomas S. Everist Thomas S. Everist

April 19, 2002 Date		/S/ Mark E. Griffin Mark E. Griffin

April 19, 2002 Date		/S/ Cynthia H. Milligan Cynthia H. Milligan

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Raven Industries, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 12, 2002 appearing in the 2002 Annual Report to Stockholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 12, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2002, 2001 and 2000

(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E

		Additions

	Balance at	Charged to	Charged to	Deductions
	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves(1)	End of Year

Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2002	$400	$126	None	$216	$310

Year ended January 31, 2001	$400	$552	None	$552	$400

Year ended January 31, 2000	$400	$362	None	$362	$400

Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.