Form 10-Q
period 2002-04-30
RAVEN INDUSTRIES INC
filed 2002-06-04
CIK 82166

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________________________

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

Yes X                     No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 31, 2002

Common Stock	4,588,170 shares

RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I-FINANCIAL INFORMATION
Consolidated Balance Sheet as of April 30, 2002, January 31, 2002 and April 30, 2001	3
Consolidated Statement of Income for the three month periods ended April 30, 2002 and 2001	4
Consolidated Statement of Cash Flows for the three month periods ended April 30, 2002 and 2001	5
Notes to Consolidated Financial Statements	6-8
Management’s Discussion and Analysis of Financial	9-12
Condition and Results of Operations
PART II-OTHER INFORMATION	13

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	Apr 30, 2002	Jan 31, 2002	Apr 30, 2001

	(unaudited)		(unaudited)
ASSETS
Cash and cash equivalents	$10,216	$7,478	$14,548
Accounts receivable, less allowance for doubtful accounts of $310, $310 and $399 as of 4/30/02, 01/31/02 and 4/30/01, respectively	14,882	16,427	17,214
Inventories:
Materials	13,797	12,841	12,313
In process	2,511	1,732	2,954
Finished goods	3,316	4,509	3,360

Total inventories	19,624	19,082	18,627
Deferred income taxes	1,836	1,927	2,557
Prepaid expenses and other current assets	957	394	505

Total current assets	47,515	45,308	53,451

Property, plant and equipment	42,075	40,924	38,456
Accumulated depreciation	(27,794)	(26,865)	(26,980)

Property, plant and equipment, net	14,281	14,059	11,476
Goodwill and other assets, net	8,260	8,469	2,723

Total assets	$70,056	$67,836	$67,650

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$116	$127	$13
Accounts payable	4,611	4,801	5,271
Accrued 401(k) contribution	265	825	306
Income taxes payable	1,656	144	1,259
Accrued liabilities and customer advances	7,306	7,913	8,047

Total current liabilities	13,954	13,810	14,896
Long-term debt, less current portion	247	280	2,000
Other liabilities, primarily compensation and benefits	1,671	1,714	1,722
Stockholders’ equity:
Common stock, $1 par value, authorized shares: 100,000,000; issued: 7,894,966; 7,874,588 and 5,223,239 shares as of 4/30/02, 01/31/02 and 4/30/01, respectively	7,895	7,875	5,223
Paid in capital	1,380	1,222	3,459
Retained earnings	77,539	74,724	69,893

	86,814	83,821	78,575
Less treasury stock, at cost:
3,309,319; 3,269,019; and 2,096,307 shares as of 4/30/02, 01/31/02 and 4/30/01, respectively	32,630	31,789	29,543

Total stockholders’ equity	54,184	52,032	49,032

Total liabilities and stockholders’ equity	$70,056	$67,836	$67,650

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	FOR THE THREE
	MONTHS ENDED

	Apr 30, 2002	Apr 30, 2001

Net sales	$30,974	$30,972
Cost of goods sold	22,824	24,733

Gross profit	8,150	6,239
Selling, general and administrative expenses	2,846	2,945

Operating income	5,304	3,294
Interest expense	(15)	(39)
Other income, net	31	160

Income before income taxes	5,320	3,415
Income taxes	1,862	1,206

Net income	$3,458	$2,209

Net income per common share:
Basic	$0.75	$0.47
Diluted	$0.73	$0.47
Cash dividends paid per share	$0.14	$0.12

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	FOR THE THREE
	MONTHS ENDED

	Apr 30, 2002	Apr 30, 2001

Cash flows from operating activities:
Net income	$3,458	$2,209
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	1,038	781
Provision for losses on accounts receivable, net of recoveries	1	(10)
Deferred income taxes	202	(13)
Change in accounts receivable	1,443	2,055
Change in inventories	(453)	371
Change in prepaid expenses and other assets	(563)	(714)
Change in operating liabilities	307	1,963

Net cash provided by operating activities	5,433	6,642

Cash flows from investing activities:
Capital expenditures	(1,151)	(619)
Other, net	(44)	30

Net cash provided by (used in) investing activities	(1,195)	(589)

Cash flows from financing activities:
Long-term debt principal payments	(44)	(1,012)
Net proceeds from exercise of stock options	28	—
Dividends paid	(643)	(564)
Purchase of treasury stock	(841)	(602)

Net cash provided by (used in) financing activities	(1,500)	(2,178)

Net increase (decrease) in cash and equivalents	2,738	3,875
Cash and cash equivalents at beginning of period	7,478	10,673

Cash and cash equivalents at end of period	$10,216	$14,548

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the company) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period are not necessarily indicative of the results that may be expected for the year ending January 31. The January 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2002.

2.	Options to purchase approximately 168,000 shares of the Company’s common stock were excluded from the diluted earnings per share calculations for the three-month period ended April 30, 2001 because their exercise prices were greater than the average market price of the company’s common stock during that period. Details of the earnings per share computation are presented below:

	FOR THE THREE
	MONTHS ENDED:

(In thousands, except per share data)	4/30/2002	4/30/2001

Net income	$3,458	$2,209

Weighted average common shares outstanding	4,595	4,708
Dilutive impact of stock options	117	30

Weighted average common and common equivalent shares outstanding	4,712	4,738

Net income per share:
Basic	$0.75	$0.47

Diluted	$0.73	$0.47

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (unaudited)

3.	The company’s reportable segments are defined by their common technologies, production processes and raw materials. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(Dollars in thousands)	FOR THE THREE
	MONTHS ENDED:

	4/30/2002	4/30/2001

NET SALES:
Flow Controls	$11,772	$7,894
Engineered Films	8,222	9,380
Electronic Systems	7,488	7,359
Aerostar	2,431	3,514
Businesses sold and for sale	1,061	2,825

Total company	$30,974	$30,972

OPERATING INCOME (LOSS):
Flow Controls	$4,205	$2,377
Engineered Films	2,399	2,287
Electronic Systems	208	141
Aerostar	(191)	209
Businesses sold and for sale	70	(310)

Sub-total	6,691	4,704
Administrative and general expenses	(1,387)	(1,410)

Total company	$5,304	$3,294

4.	The company incurred approximately $340,000 of inventory write-downs and other costs of goods sold in the quarter ended April 30, 2001 related to the repositioning of its Beta Raven Industrial Controls Division, including the closing of its Alabama plant. This charge was included in the Businesses sold and for sale segment.

5.	Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $5.9 million as of January 31, 2002 and was recorded in “Goodwill and other assets, net” (long-term) on the accompanying balance sheet. The effect of adopting the new standard will reduce goodwill amortization expense by $81,000 annually. The Company plans to complete its transitional impairment testing during the second quarter of fiscal 2003. Management does not expect any material changes to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The Company is in the process of finalizing the policy for the periodic testing for impairment of goodwill and indefinite lived intangible assets.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Effective February 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The Company is in the process of finalizing the policy for the periodic testing for impairment of long-lived assets.

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company’s cash and cash equivalents balance of $10.2 million at April 30, 2002 was $4.3 million less than at April 30, 2001. On December 5, 2001, the company acquired the operating assets and certain liabilities of Starlink, Incorporated and System Integrators, Inc. for cash of $8.7 million. Accounts receivable of $14.9 million decreased $2.3 million from April 30, 2001 due primarily to the closing of the company’s plastic tank facility in Tacoma, WA in November 2001 and lower sales activity at Aerostar. Inventory levels increased by $997,000 from April 30, 2001 to April 30, 2002 as a result of the acquisitions. At April 30, 2002, the company retained a $5.0 million line of credit and its Aerostar subsidiary retained a $2.0 million seasonal line of credit. No borrowings on either line were outstanding as of April 30, 2002. The company’s capital resources continue to be sufficient to fund all its activities.

RESULTS OF OPERATIONS

Sales of $31.0 million for the quarter ended April 30, 2002 were flat when compared to the first quarter of last year. Decreases in sales from the sold and for sale businesses, the Engineered Films segment and the Aerostar segment were offset by a 49 percent sales increase recorded in the Flow Controls segment. Selling, general and administrative expenses for the current year’s first quarter were $2.8 million as compared to $2.9 million in the previous year’s first quarter. Operating income of $5.3 million for the first quarter was $2.0 million above the three months ended April 30, 2001. The impact of flat sales was offset by strong profit margins in the Engineered Films and Flow Controls segments. Net income for the first quarter increased by 57 percent to $3.5 million from one year earlier, resulting in record earnings of 73 cents per diluted share.

Flow Controls sales of $11.8 million for the first quarter were $3.9 million higher than in the same period last year. Strong demand for new products and the impact of the company’s Starlink acquisition accounted for the sales increase. First quarter operating income was $4.2 million, an increase of $1.8 million from the previous year’s first quarter. Increased sales volume, product mix and favorable plant utilization were all contributing factors to the higher operating income level for the Flow Controls segment.

Engineered Films sales of $8.2 million were down 12 percent in the first quarter due to a decrease in sales of pit liners for oil exploration, reduced sales of construction enclosure films due to mild winter weather conditions and a depressed manufactured housing market. Despite the lower sales volume, quarterly operating income increased slightly to $2.4 million as compared to $2.3 million recorded for the quarter ended April 30, 2001 due to favorable material pricing and product mix.

Electronic Systems first quarter sales increased slightly to $7.5 million from $7.4 million in the same period last year. First quarter operating income increased to $208,000, a 48 percent improvement over the prior year. Improved operating income results for the three-month period reflect the segment’s Six-Sigma initiatives and related cycle-time reductions.

Aerostar first quarter sales of $2.4 million were $1.1 million below last year’s first quarter, a decrease of 31 percent. A soft hot-air balloon market and continued pressure from offshore apparel manufacturers negatively affected the first quarter sales level. Compared to the prior year, hot-air balloon and specialty apparel sales decreased 40 percent and 35 percent, respectively. The lower sales level resulted in an operating loss of $191,000 for the quarter.

First quarter sales for businesses sold and for sale totaled $1.1 million, all of which were from the company’s Beta Raven Industrial Controls Division. For the first quarter ended April 30, 2001, Beta Raven Industrial Controls Division recorded $813,000 of sales. Plastic Tank Division sales were $2.0 million in the prior year’s first quarter. This operation was closed in November 2001. The Beta Raven Industrial Controls Division incurred a $340,000 repositioning charge in the

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

quarter ended April 30, 2001. As a result, first quarter operating income of $70,000 was favorable to the $310,000 operating loss recorded in the previous first quarter.

The results for the three-months ended April 30, 2002 and April 30, 2001 include nonrecurring items that the company does not believe are relevant to future operations or cash flows. Therefore, the company has segregated its ongoing operations in the tables below. Ongoing operations exclude the operations of and gains from the sale of the Plastic Tank Division which was partially sold in August 2000 and closed in November 2001, as well as the results of the Industrial Controls Division of Beta Raven which is held for sale. Ongoing results also exclude the nonrecurring gains and losses related to repositioning the company’s businesses and acquisition-related charges. The items excluded from ongoing results cause this presentation to not be in conformity with accounting principles generally accepted in the United States of America.

The following table presents ongoing operation information for the three-month period ended April 30, 2002 and April 30, 2001:

	THREE MONTHS ENDED			THREE MONTHS ENDED
(dollars in thousands)	4/30/2002			4/30/2001

	As		Ongoing	As		Ongoing
	Reported	Adjustments	Business	Reported	Adjustments	Business

Net sales	$30,974	$1,061	$29,913	$30,972	$2,825	$28,147
Gross profit	8,150	228	7,922	6,239	28	6,211
Operating expenses	2,846	158	2,688	2,945	338	2,607

Operating income	5,304	70	5,234	3,294	(310)	3,604
Other (income) expense	(16)	—	(16)	(121)	—	(121)

Net income before taxes	5,320	70	5,250	3,415	(310)	3,725
Income taxes	1,862	24	1,838	1,206	(109)	1,315

Net income	$3,458	$46	$3,412	$2,209	$(201)	$2,410

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a table of ongoing operation results by segment:

ONGOING OPERATIONS
SALES AND OPERATING INCOME BY SEGMENT

	THREE MONTHS ENDED
(dollars in thousands)	APRIL 30

	2002	2001	Percent

			Change

NET SALES:
Flow Controls	$11,772	$7,894	49%
Engineered Films	8,222	9,380	-12%
Electronic Systems	7,488	7,359	2%
Aerostar	2,431	3,514	-31%

Total company	$29,913	$28,147	6%

OPERATING INCOME (LOSS):
Flow Controls	$4,205	$2,377	77%
Engineered Films	2,399	2,287	5%
Electronic Systems	208	141	48%
Aerostar	(191)	209	-191%
Administrative and general expenses	(1,387)	(1,410)	2%

Total company	$5,234	$3,604	45%

Total sales for businesses sold and for sale in the quarters ended April 2002 and April 2001 were $1.1 million and $2.8 million, respectively. Operating income that has been excluded from the ongoing operations totaled $70,000 for the current quarter. For the quarter ended April 30, 2001, a $310,000 loss has been excluded.

OUTLOOK

Management budgeted earnings in the second quarter to be down slightly from the prior year’s second quarter results. The Starlink acquisition is expected to seasonally enhance earnings in the company’s first and fourth quarters and dampen earnings in the second and third quarters. The second quarter of the prior year also included a $345,000 gain on an asset sale which will not recur this year. Net income for the first six months of the year is expected to be well ahead of the same period of the prior year. Full year earnings per share are expected to hit a record high, exceeding the all-time high of $1.86 the company achieved last year.

NEW ACCOUNTING STANDARDS

Effective February 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $5.9 million as of January 31, 2002 and was recorded in “Goodwill and other assets, net” (long-term) on the accompanying balance sheet. The effect of adopting the new standard will reduce goodwill amortization

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expense by $81,000 annually. Management does not expect any material changes to the carrying value of goodwill as a result of the adoption of SFAS No. 142. The Company is in the process of finalizing the policy for the periodic testing for impairment of goodwill and indefinite lived intangible assets.

Effective February 1, 2002, the Company also adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”. It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The Company is in the process of finalizing the policy for the periodic testing for impairment of long-lived assets.

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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

     The company’s annual meeting of stockholders was held on May 22, 2002. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld

Anthony W. Bour	4,229,800.083	9,810.561
David A. Christensen	4,194,805.083	44,805.561
Thomas S. Everist	4,201,291.648	38,318.996
Mark E. Griffin	4,206,998.083	32,612.561
Conrad J. Hoigaard	4,206,376.083	33,234.561
Cynthia H. Milligan	4,191,276.047	48,334.597
Ronald M. Moquist	4,149,568.083	90,042.561

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

Date: June 4, 2002