Form 10-Q
period 2002-07-31
RAVEN INDUSTRIES INC
filed 2002-09-12
CIK 82166

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 0-3136

RAVEN INDUSTRIES, INC

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

Yes X	No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 9, 2002

Common Stock	4,574,663 shares

RAVEN INDUSTRIES, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I-FINANCIAL INFORMATION
Consolidated Balance Sheet as of July 31, 2002, January 31, 2002 and July 31, 2001	3
Consolidated Statement of Income for the three and six month periods ended July 31, 2002 and 2001	4
Consolidated Statement of Cash Flows for the six month periods ended July 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6-8
Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14
PART II-OTHER INFORMATION	15
CERTIFICATIONS	16-17

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	July 31, 2002	Jan 31, 2002	July 31, 2001

	(unaudited)		(unaudited)
ASSETS
Cash and cash equivalents	$12,495	$7,478	$17,601
Accounts receivable, less allowance for doubtful accounts of $285, $310 and $399 as of 7/31/02, 01/31/02 and 7/31/01, respectively	13,310	16,427	13,307
Inventories:
Materials	12,120	12,841	11,098
In process	1,813	1,732	3,091
Finished goods	3,535	4,509	3,542

Total inventories	17,468	19,082	17,731
Deferred income taxes	1,822	1,927	2,479
Prepaid expenses and other current assets	810	394	446

Total current assets	45,905	45,308	51,564

Property, plant and equipment	42,913	40,924	38,998
Accumulated depreciation	(28,013)	(26,865)	(27,364)

Property, plant and equipment, net	14,900	14,059	11,634
Goodwill and other assets, net	8,077	8,469	1,794

Total assets	$68,882	$67,836	$64,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$575	$—	$1,000
Current portion of long-term debt	116	127	13
Accounts payable	3,011	4,801	3,915
Accrued 401(k) contributions	444	825	493
Income taxes payable	337	144	390
Accrued liabilities	6,401	7,210	7,334
Customer advances	454	703	802

Total current liabilities	11,338	13,810	13,947

Long-term debt, less current portion	213	280	—
Other liabilities, primarily compensation and benefits	1,631	1,714	1,793

Stockholders’ equity:
Common stock, $1 par value, authorized shares: 100,000,000; issued: 7,902,957; 7,874,588 and 7,857,918 shares as of 7/31/02, 01/31/02 and 7/31/01, respectively	7,903	7,875	7,858
Paid in capital	1,463	1,222	1,037
Retained earnings	79,216	74,724	71,330

	88,582	83,821	80,225
Less treasury stock, at cost:
3,318,819; 3,269,019; and 3,232,719 shares as of 7/31/02, 01/31/02 and 7/31/01, respectively	32,882	31,789	30,973

Total stockholders’ equity	55,700	52,032	49,252

Total liabilities and stockholders’ equity	$68,882	$67,836	$64,992

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
(Dollars in thousands, except per share data)

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED		MONTHS ENDED

	July 31, 2002	July 31, 2001	July 31, 2002	July 31, 2001

Net sales	$29,692	$28,157	$60,666	$59,129
Cost of goods sold	23,696	22,858	46,520	47,591

Gross profit	5,996	5,299	14,146	11,538
Selling, general and administrative expenses	2,568	2,624	5,414	5,569
Gain on sale of businesses and assets	(104)	(345)	(104)	(345)

Operating income	3,532	3,020	8,836	6,314

Interest expense	(16)	(30)	(31)	(69)
Other income, net	53	167	84	327

Income before income taxes	3,569	3,157	8,889	6,572

Income taxes	1,249	1,114	3,111	2,320

Net income	$2,320	$2,043	$5,778	$4,252

Net income per common share:
Basic	$0.51	$0.44	$1.26	$0.91
Diluted	$0.49	$0.43	$1.23	$0.90

Cash dividends paid per share	$0.14	$0.13	$0.28	$0.25

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(Dollars in thousands)

	FOR THE SIX
	MONTHS ENDED

	July 31, 2002	July 31, 2001

Cash flows from operating activities:
Net income	$5,778	$4,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,883	1,585
Provision for losses on accounts receivable, net of recoveries	4	(61)
Gain on sale of businesses and assets	(104)	(345)
Deferred income taxes	199	23
Change in accounts receivable	2,743	6,013
Change in inventories	1,220	1,410
Change in prepaid expenses and other assets	(440)	265
Change in operating liabilities	(2,343)	(105)
Other, net	3

Net cash provided by (used in) operating activities	8,943	13,037

Cash flows from investing activities:
Capital expenditures	(2,601)	(1,579)
Proceeds from the sale of businesses and assets	577	550
Other, net	(71)	11

Net cash provided by (used in) investing activities	(2,095)	(1,018)

Cash flows from financing activities:
Issuance of short-term debt	575	1,200
Payment of short-term debt	—	(200)
Long-term debt principal payments	(78)	(3,012)
Net proceeds from exercise of stock options	44	125
Dividends paid	(1,286)	(1,170)
Purchase of treasury stock	(1,093)	(2,032)
Other, net	7	(2)

Net cash provided by (used in) financing activities	(1,831)	(5,091)

Net increase (decrease) in cash and equivalents	5,017	6,928
Cash and cash equivalents at beginning of period	7,478	10,673

Cash and cash equivalents at end of period	$12,495	$17,601

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and six-month periods are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The January 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2002.

2.	Details of the earnings per share computation are presented below:

	FOR THE THREE		FOR THE SIX
	MONTHS ENDED:		MONTHS ENDED:

(In thousands, except per share data)	7/31/2002	7/31/2001	7/31/2002	7/31/2001

Net income	$2,320	$2,043	$5,778	$4,252

Weighted average common shares outstanding	4,589	4,665	4,592	4,686
Dilutive impact of stock options	115	78	116	59

Weighted average common and common equivalent shares outstanding	4,704	4,743	4,708	4,745

Net income per share:
Basic	$0.51	$0.44	$1.26	$0.91

Diluted	$0.49	$0.43	$1.23	$0.90

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

3.	The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(Dollars in thousands)	FOR THE THREE		FOR THE SIX
	MONTHS ENDED:		MONTHS ENDED:

	7/31/2002	7/31/2001	7/31/2002	7/31/2001

NET SALES:
Flow Controls	$4,167	$2,858	$15,939	$10,752
Engineered Films	11,130	10,837	19,352	20,217
Electronic Systems	10,920	8,886	18,408	16,245
Aerostar	3,222	4,053	5,653	7,567
Sold businesses	253	1,523	1,314	4,348

Total company	$29,692	$28,157	$60,666	$59,129

OPERATING INCOME (LOSS):
Flow Controls	$(26)	$216	$4,179	$2,593
Engineered Films	3,596	2,847	5,995	5,134
Electronic Systems	1,174	766	1,382	907
Aerostar	(107)	842	(298)	1,051
Sold businesses	59	(421)	129	(731)

	4,696	4,250	11,387	8,954
Administrative and general expenses	(1,164)	(1,230)	(2,551)	(2,640)

Total company	$3,532	$3,020	$8,836	$6,314

4.	The company incurred approximately $351,000 of inventory write-downs, severance and facility relocation costs in the six-months ended July 31, 2001 related to the repositioning of its Beta Raven Industrial Controls Division, including the closing of its Alabama plant. This charge was included in the Sold businesses segment.

5.	The company recorded a net pretax gain of $345,000 on the sale of assets during the three months ended July 31, 2001, primarily related to the May 2001 sale of a warehouse included in the Aerostar segment.

6.	The company sold its Beta Raven Industrial Controls Division to California Pellet Mill as of May 31, 2002, recording a pretax gain of $104,000 in the three and six-month periods ended July 31, 2002. The cash proceeds of the sale were $577,000 and the buyers also assumed certain liabilities of the company.

7.	In July 2002, the company entered into a new agreement with Wells Fargo Bank South Dakota, N.A. (Wells Fargo) to renew its short-term credit line of $5.0 million. The terms of this agreement are similar to the $5.0 million line with Wells Fargo that expired on June 30, 2002. On July 31, 2002, the company had no borrowings outstanding under this line of credit. In

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

addition, the agreement included a $2.0 million credit facility primarily to support self-insured workers compensation bonding requirements.

In July 2002, Aerostar International, Inc. (a subsidiary of Raven Industries, Inc.) entered into a new agreement with Wells Fargo for a short-term credit line of $2.0 million that expires in June 2003. The terms of this agreement are similar to the $2.0 million line with Wells Fargo that expired on June 30, 2002. On July 31, 2002, Aerostar International had borrowings of $575,000 outstanding under this line of credit and the interest rate on these borrowings was 4.75%.

8.	In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the systematic amortization of goodwill. The company adopted SFAS No. 142 on February 1, 2002. Had SFAS No. 142 been effective February 1, 2001, net income and earnings per share for the three and six-months ended July 31 would have been reported as the following amounts:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31		JULY 31

(In thousands, except per share data)	2002	2001	2002	2001

Net income:
As reported	$2,320	$2,043	$5,778	$4,252
Effect of goodwill amortization	—	16	—	30

As adjusted	$2,320	$2,059	$5,778	$4,282

Basic earnings per share:
As reported	$0.51	$0.44	$1.26	$0.91
Effect of goodwill amortization	—	—	—	—

As adjusted	$0.51	$0.44	$1.26	$0.91

Diluted earnings per share:
As reported	$0.49	$0.43	$1.23	$0.90
Effect of goodwill amortization	—	—	—	—

As adjusted	$0.49	$0.43	$1.23	$0.90

The changes in the carrying amount of goodwill for the six months ended July 31, 2002 are as follows:

(In thousands)	Flow Controls	Engineered Films	Electronic Systems

Balance as of January 31, 2002	$4,947	$560	$356
Adjustment to purchase price			(61)

Balance as of July 31, 2002	$4,947	$560	$295

The company completed its transitional impairment testing of goodwill and concluded there was no impairment of goodwill.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Balances of intangible assets as of July 31, 2002 were as follows:

		Accumulated
(In thousands)	Original Cost	Amortization	Carrying Value

Amortized intangible assets:
Purchased technology	$1,080	$(240)	$840
Other	512	(82)	430
Unamortized intangible assets:
Goodwill	6,575	(773)	5,802

Total intangible assets	$8,167	$(1,095)	$7,072

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for the five fiscal years is as follows:

Fiscal Year	Amortization Expense

2003	$439
2004	439
2005	379
2006	79
2007	76

9.	Effective February 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The company is in the process of finalizing the policy for the periodic testing for impairment of long-lived assets.

10.	In June 2002, the Financial Accounting Standards Board issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are required to be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption is encouraged. The company intends to adopt Statement No. 146 effective with exit or disposal activities initiated after July 31, 2002.

11.	The company will begin expensing the fair value of employee stock options with the next annual grant in November 2002. Under existing accounting rules, the change in accounting for options is expected to reduce the company’s fiscal 2003 net income by less than one cent per share; the expense is anticipated to increase gradually to approximately four cents per share over the next four years, as additional options are granted.

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

The company’s cash and cash equivalents balance of $12.5 million at July 31, 2002 was $5.1 million less than at July 31, 2001. On December 5, 2001, the company acquired the operating assets and certain liabilities of Starlink, Incorporated and System Integrators, Inc. for cash of $8.7 million. Inventory levels decreased slightly by $263,000 from July 31, 2001 to July 31, 2002. Increases in inventory balances for the Electronic Systems and Flow Controls segments due to acquisitions were offset by decreases in the Aerostar segment and sold businesses. At July 31, 2002, the company retained a $5.0 million line of credit and its Aerostar subsidiary retained an unused balance of $1.4 million on its seasonal line of credit. The company’s capital resources continue to be sufficient to fund all its activities.

Net cash provided by operations was $8.9 million through the six-month period ended July 31, 2002. This compared to $13.0 million of net cash provided by operations for the comparable period one-year earlier. An increase of $1.5 million in earnings was more than offset by lower accounts receivable collections during the six-month period and lower accounts payable levels. Accounts receivable, after adjusting for businesses acquired and sold, decreased $2.7 million as compared to a decrease of $6.0 million in the prior year’s comparable period. Approximately $2.0 million of the prior year’s accounts receivable collections were related to the company’s Tacoma, Washington plastic tank operation, which was closed in November 2001. Accounts payable, after adjusting for businesses acquired and sold, decreased $1.7 million as compared to a $423,000 increase a year ago. The decrease in the accounts payable balance as of July 31, 2002 was primarily due to the timing of payments.

RESULTS OF OPERATIONS

Sales of $29.7 million for the quarter ended July 31, 2002 were $1.5 million higher when compared to the second quarter of last year. Increases in the Electronic Systems and Flow Controls segments were somewhat offset by decreases in sales from the sold businesses and the Aerostar segment. For the six-month period, sales of $60.7 million were up 3 percent when compared to the previous year’s reported sales of $59.1 million. Selling, general and administrative expenses for the current year’s second quarter were virtually unchanged at $2.6 million when compared to the previous year’s second quarter. Operating income of $3.5 million for the second quarter was $512,000 above the three months ended July 31, 2001. Improved margins in the Engineered Films and Electronic Systems segments increased profits for the current year’s second quarter. The company also reported a $104,000 pretax gain on the sale of its Beta Raven Industrial Controls Division, which was sold as of May 31, 2002. Last fiscal year’s second quarter included a $345,000 net pretax gain, consisting primarily of the sale of an Aerostar warehouse. Fiscal year-to-date operating income of $8.8 million was $2.5 million above the same period last year. Strong profit margins in the Engineered Films and Flow Controls segments contributed to the higher level of profitability in the first six months of the current year. Net income for the second quarter increased by 14 percent from one year earlier to $2.3 million, resulting in record earnings of 49 cents per diluted share. For the first six months, net income increased 36 percent to $5.8 million, or $1.23 per diluted share, when compared to the prior year.

Flow Controls sales of $4.2 million for the second quarter were $1.3 million higher than in the same period last year. Sales for the first half of fiscal 2003 were $15.9 million, a 48 percent increase from the first half of fiscal 2002. Strong demand for new products and the impact of the company’s Starlink acquisition accounted for the sales increases. Second quarter operating results which were slightly below breakeven compared to a $216,000 profit recorded in last year’s second quarter. The second quarter is the seasonal low point for sales in the Flow Controls segment and profits are lower due to the segment’s high fixed-cost base. The acquisition of Starlink in December 2001 intensified this seasonal pattern, generating an operating loss in the second quarter. Operating income for the six months ended July 31, 2002 was $4.2 million, an increase of $1.6 million from the previous year. Increased sales volume for the first half of the

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fiscal year was the main factor generating the higher operating income level for the Flow Controls segment.

Engineered Films second quarter sales increased to $11.1 million from $10.8 million in the same period last year. Six-month sales of $19.4 million were 4 percent below the first six months of fiscal 2002 due to a decrease in sales of pit liners for oil exploration and a depressed manufactured housing market. Second quarter operating income of $3.6 million was 26 percent above the $2.8 million reported in the second quarter of fiscal 2002. Despite the lower sales volume for the first half of the year, operating income rose to $6.0 million, an increase of 17 percent over the prior year. Lower raw material costs and improved product mix have contributed to increased profits for the first six months of fiscal 2003.

Electronic Systems sales for the second quarter increased to $10.9 million from $8.9 million in the same period last year. Year-to-date sales of $18.4 million were 13 percent above the previous year’s $16.2 million. The higher sales level was due to increased shipments on the segment’s largest contracts. Second quarter operating income increased to $1.2 million, a 53 percent improvement over the prior year. For the first six months, operating income was $1.4 million, a 52 percent increase over the first half of fiscal 2002. Improved operating income results for the three and six-month periods reflect the higher sales level and improved operational efficiencies of the segment.

Aerostar second quarter sales of $3.2 million were 21 percent below last year’s second quarter, a decrease of $831,000. For the first six months of the year, sales totaled $5.7 million, down 25 percent from the prior year. A soft hot-air balloon market and continued pressure from low-cost offshore apparel manufacturers negatively affected the three and six-month sales levels. The lower sales levels, along with unfavorable adjustments to inventory values as a result of declining sales, resulted in operating losses of $107,000 and $298,000 for the three and six-month periods, respectively. The prior year’s second quarter and first half operating results also included a pretax gain of $410,000 on the sale of a warehouse.

Second quarter sales for businesses sold totaled $253,000, all of which were from the company’s Beta Raven Industrial Controls Division which was sold as of May 31, 2002. For the second quarter ended July 31, 2001, Beta Raven Industrial Controls Division recorded $475,000 of sales. Plastic Tank Division sales were $1.0 million in the prior year’s second quarter. This operation was closed in November 2001. For the first half of the fiscal year, sales for businesses sold totaled $1.3 million compared to $4.3 million reported in the first six months of the prior year. Second quarter operating income for sold businesses of $59,000 included the $104,000 pretax gain on the sale of the Beta Raven Industrial Controls Division. Operating income for the six months ended July 31, 2002 was $129,000 compared to an operating loss of $731,000 the previous year. The Beta Raven Industrial Controls Division incurred a $351,000 repositioning charge in the first half of fiscal 2002.

The results for the three and six-months ended July 31, 2002 and July 31, 2001 include nonrecurring items that the company does not believe are relevant to future operations or cash flows. Therefore, the company has segregated its ongoing operations in the following tables. Ongoing operations exclude the operations of and gains from the sale of the Plastic Tank Division which was partially sold in August 2000 and closed in November 2001, as well as gains on the sale of assets recorded in fiscal 2002. Ongoing operations also exclude the results of the Industrial Controls Division of Beta Raven and the gain resulting from its sale in the second quarter of fiscal 2003. Ongoing results exclude the nonrecurring gains and losses related to repositioning the company’s businesses. The items excluded from ongoing results cause this presentation to not be in conformity with accounting principles generally accepted in the United States of America.

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents ongoing operation information for the three and six-month periods ended July 31, 2002 and July 31, 2001:

	THREE MONTHS ENDED			THREE MONTHS ENDED
(dollars in thousands)	7/31/2002			7/31/2001

	As		Ongoing	As		Ongoing
	Reported	Adjustments	Business	Reported	Adjustments	Business

Net sales	$29,692	$253	$29,439	$28,157	$1,523	$26,634
Gross profit	5,996		5,996	5,299	(137)	5,436
Operating expenses	2,568	45	2,523	2,624	201	2,423
Gain on sale of businesses and assets	(104)	(104)	—	(345)	(345)	-

Operating income	3,532	59	3,473	3,020	7	3,013
Other (income) expense	(37)	—	(37)	(137)	—	(137)

Net income before taxes	3,569	59	3,510	3,157	7	3,150
Income taxes	1,249	21	1,228	1,114	2	1,112

Net income	$2,320	$38	$2,282	$2,043	$5	$2,038

	SIX MONTHS ENDED			SIX MONTHS ENDED
	7/31/2002			7/31/2001

	As		Ongoing	As		Ongoing
	Reported	Adjustments	Business	Reported	Adjustments	Business

Net sales	$60,666	$1,314	$59,352	$59,129	$4,348	$54,781
Gross profit	14,146	228	13,918	11,538	(109)	11,647
Operating expenses	5,414	203	5,211	5,569	539	5,030
Gain on sale of businesses and assets	(104)	(104)	—	(345)	(345)	—

Operating income	8,836	129	8,707	6,314	(303)	6,617
Other (income) expense	(53)		(53)	(258)		(258)

Net income before taxes	8,889	129	8,760	6,572	(303)	6,875
Income taxes	3,111	45	3,066	2,320	(107)	2,427

Net income	$5,778	$84	$5,694	$4,252	$(196)	$4,448

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is a table of ongoing operation results by segment:

ONGOING OPERATIONS
SALES AND OPERATING INCOME BY SEGMENT

	THREE MONTHS ENDED			SIX MONTHS ENDED
(dollars in thousands)	JULY 31			JULY 31

			Percent			Percent
	2002	2001	Change	2002	2001	Change

NET SALES:
Flow Controls	$4,167	$2,858	46%	$15,939	$10,752	48%
Engineered Films	11,130	10,837	3%	19,352	20,217	-4%
Electronic Systems	10,920	8,886	23%	18,408	16,245	13%
Aerostar	3,222	4,053	-21%	5,653	7,567	-25%

Total	$29,439	$26,634	11%	$59,352	$54,781	8%

OPERATING INCOME (LOSS):
Flow Controls	$(26)	$216	-112%	$4,179	$2,593	61%
Engineered Films	3,596	2,847	26%	5,995	5,134	17%
Electronic Systems	1,174	748	57%	1,382	889	55%
Aerostar	(107)	432	-125%	(298)	641	-146%
Administrative and general expenses	(1,164)	(1,230)	5%	(2,551)	(2,640)	3%

Total	$3,473	$3,013	15%	$8,707	$6,617	32%

Total sales for businesses sold for the quarters ended July 2002 and July 2001 were $253,000 and $1.5 million, respectively. For the six-month period ended July 31, 2002 and July 31, 2001, sales for businesses sold were $1.3 million and $4.3 million, respectively. Operating income that has been excluded from the ongoing operations totaled $59,000 for the current quarter. For the quarter ended July 31, 2001, $7,000 of net operating income has been excluded. On a year-to-date basis, operating income of $129,000 has been excluded from the current year and a $303,000 operating loss has been excluded from the prior year.

OUTLOOK

The Starlink acquisition is expected to seasonally enhance earnings in the company’s first and fourth quarters and dampen earnings in the second and third quarters. Net income for the first nine months of the year is expected to be well ahead of the same period of the prior year due to an outstanding performance in the first and second quarters. Full year earnings per diluted share are expected to hit a record high, exceeding the all-time high of $1.86 the company achieved last year.

NEW ACCOUNTING STANDARDS

Effective February 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite lived intangible assets, requiring instead the periodic testing of these

PART I — FINANCIAL INFORMATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

assets for impairment. Goodwill, net of accumulated amortization, was $5.9 million as of January 31, 2002 and was recorded in “Goodwill and other assets, net” on the accompanying balance sheet. The effect of adopting the new standard will reduce pretax goodwill amortization expense by $81,000 annually. The company completed its transitional impairment testing during the second quarter of fiscal 2003 and concluded there was no impairment of goodwill. Refer to footnote 8 to the consolidated financial statements for the effect of SFAS No. 142 on net income and earnings per share had it been effective as of February 1, 2001.

Effective February 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The company is in the process of finalizing the policy for the periodic testing for impairment of long-lived assets.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are required to be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption is encouraged. The company intends to adopt Statement No. 146 effective with exit or disposal activities initiated after July 31, 2002.

The company will begin expensing the fair value of employee stock options with the next annual grant in November 2002. Under existing accounting rules, the change in accounting for options is expected to reduce the company’s fiscal 2003 net income by less than one cent per share; management anticipates that the expense will increase gradually to approximately four cents per share over the next four years, as additional options are granted.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the company with the Securities and Exchange Commission (as well as information included in statements made or to be made by the company) contains statements that are forward looking.  Although the company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, there is no assurance that such expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to general economic conditions, weather conditions, which could affect certain of the company’s primary markets, such as agriculture and construction, or changes in competition, technology or the company’s customer base, any of which could adversely impact any of the company’s product lines.

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

RAVEN INDUSTRIES, INC

/s/ Thomas Iacarella

Thomas Iacarella
Vice President & CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 12, 2002

CERTIFICATIONS

In connection with this Quarterly Report of Raven Industries, Inc. (the “company”) on Form 10-Q for the quarter ending July 31, 2002, the undersigned, Ronald M. Moquist and Thomas Iacarella, hereby certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that: (1) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: September 12, 2002

/s/ Ronald M. Moquist

Ronald M. Moquist
President and Chief Executive Officer

/s/ Thomas Iacarella

Thomas Iacarella
Vice President & Chief Financial Officer

I, Ronald M. Moquist, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Raven Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ Ronald M. Moquist Ronald M. Moquist
President & Chief Executive Officer

I, Thomas Iacarella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Raven Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ Thomas Iacarella Thomas Iacarella
Vice President and Chief Financial Officer