Form 10-Q
period 2002-10-31
RAVEN INDUSTRIES INC
filed 2002-12-10
CIK 82166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________.

Commission File: 0-3136

RAVEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

South Dakota	46-0246171

(State of incorporation)	(IRS Employer Identification No.)

205 East 6th Street
P.O. Box 5107
Sioux Falls, SD 57117-5107 (Address of principal executive offices)

605-336-2750 (Registrant’s telephone number including area code)

Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate by check mark (“x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes X	No

As of December 5, 2002, there were 4,557,240 shares of common stock of Raven industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

INDEX

Page

Part I — Financial Information
Item 1. — Financial Statements
Consolidated Balance Sheets October 31, 2002, January 31, 2002 and October 31, 2001	3
Consolidated Statements of Income For the three and nine month periods ended October 31, 2002 and 2001	4
Consolidated Statements of Cash Flows For the nine month periods ended October 31, 2002 and 2001	5
Notes to Consolidated Financial Statements	6-10
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of
Operations	10-16
Item 3. — Quantitative and Qualitative Disclosures about Market Risks	16
Item 4. — Internal Controls and Procedures	16
Part II — Other Information	17
Signatures	17
Certifications	18-19

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share)

	Oct 31, 2002	Jan 31, 2002	Oct 31, 2001

	(unaudited)		(unaudited)
ASSETS
Cash and cash equivalents	$6,115	$7,478	$16,773
Short-term investments	4,002	—	—
Accounts receivable, net of allowance for doubtful accounts of $285, $310 and $400, respectively	17,185	16,427	14,491
Inventories:
Materials	12,979	12,841	11,941
In process	1,962	1,732	2,208
Finished goods	3,410	4,509	4,489

Total inventories	18,351	19,082	18,638
Deferred income taxes	1,856	1,927	2,162
Prepaid expenses and other current assets	719	394	492

Total current assets	48,228	45,308	52,556

Property, plant and equipment	45,604	40,924	40,937
Accumulated depreciation	(29,023)	(26,865)	(27,834)

Property, plant and equipment, net	16,581	14,059	13,103
Goodwill, net	5,804	5,863	581
Other assets, net	1,737	2,606	1,257

Total assets	$72,350	$67,836	$67,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable, bank	$—	$—	$400
Current portion of long-term debt	119	127	13
Accounts payable	4,429	4,801	4,461
Accrued 401(k) contributions	616	825	685
Income taxes payable	657	144	352
Accrued liabilities and customer advances	7,609	7,913	8,539

Total current liabilities	13,430	13,810	14,450

Long-term debt, less current portion	183	280	—
Other liabilities, primarily compensation and benefits	1,636	1,714	1,851

Total liabilities	15,249	15,804	16,301

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 7,906,236; 7,874,588 and 7,862,150, respectively	7,906	7,875	7,862
Paid in capital	1,491	1,222	1,076
Retained earnings	81,788	74,724	73,239

	91,185	83,821	82,177
Less treasury stock, at cost, 3,363,807; 3,269,019 and 3,233,219 shares, respectively	34,084	31,789	30,981

Total stockholders’ equity	57,101	52,032	51,196

Total liabilities and stockholders’ equity	$72,350	$67,836	$67,497

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
 (unaudited)

(in thousands except per share data)

	FOR THE THREE		FOR THE NINE
	MONTHS ENDED		MONTHS ENDED

	Oct 31, 2002	Oct 31, 2001	Oct 31, 2002	Oct 31, 2001

Net sales	$31,423	$28,780	$92,089	$87,909
Cost of goods sold	24,091	22,389	70,611	69,980

Gross profit	7,332	6,391	21,478	17,929
Selling, general and administrative expenses	2,535	2,683	7,949	8,252
Gain on sales of businesses and assets	(75)	(54)	(179)	(399)

Operating income	4,872	3,762	13,708	10,076

Interest expense	(17)	(17)	(48)	(86)
Other income, net	84	134	168	461

Income before income taxes	4,939	3,879	13,828	10,451

Income taxes	1,729	1,369	4,840	3,689

Net income and comprehensive income	$3,210	$2,510	$8,988	$6,762

Net income per common share:
Basic	$0.70	$0.54	$1.96	$1.45
Diluted	$0.69	$0.53	$1.91	$1.43

Cash dividend paid per common share	$0.14	$0.13	$0.42	$0.38

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(in thousands)

	FOR THE NINE MONTHS ENDED

	Oct 31, 2002	Oct 31, 2001

Cash flows from operating activities:
Net income	$8,988	$6,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,995	2,291
Provision for losses on accounts receivable, net of recoveries	(112)	(51)
Gain on sale of businesses and assets	(179)	(399)
Deferred income taxes	344	323
Change in:
Accounts receivable	(1,027)	4,819
Inventories	333	309
Prepaid expenses and other assets	(348)	288
Operating liabilities	565	1,233
Other, net	—	17

Net cash provided by operating activities	11,559	15,592

Cash flows from investing activities:
Capital expenditures	(5,292)	(3,796)
Purchase of short-term investments	(4,000)	—
Proceeds from sale of businesses and assets	577	663
Other, net	62	(101)

Net cash provided by (used in) investing activities	(8,653)	(3,234)

Cash flows from financing activities:
Issuance of short-term debt	725	1,470
Payment of short-term debt	(725)	(1,070)
Long-term debt principal payments	(99)	(3,012)
Proceeds from exercise of stock options	49	168
Dividends paid	(1,924)	(1,771)
Purchase of treasury stock	(2,295)	(2,040)
Other, net	—	(3)

Net cash provided by (used in) financing activities	(4,269)	(6,258)

Net increase (decrease) in cash and cash equivalents	(1,363)	6,100
Cash and cash equivalents at beginning of period	7,478	10,673

Cash and cash equivalents at end of period	$6,115	$16,773

Supplemental cash flow information
Cash paid for:
Income Taxes	$3,731	$3,137
Interest	$35	$105

The accompanying notes are an integral part of the unaudited consolidated financial information.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1)	Basis of Presentation and Description of Business

The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and nine-month periods ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003. The January 31, 2002 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2002.

(2)	Earnings Per Share

Details of the earnings per share computation are presented below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31		OCTOBER 31

(In thousands, except per share data)	2002	2001	2002	2001

Net income	$3,210	$2,510	$8,988	$6,762

Weighted average common shares outstanding	4,568	4,627	4,584	4,666
Dilutive impact of stock options	115	90	117	71

Weighted average common and common equivalent shares outstanding	4,683	4,717	4,701	4,737

Net income per share:
Basic	$0.70	$0.54	$1.96	$1.45

Diluted	$0.69	$0.53	$1.91	$1.43

(3)	Segment Reporting

The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(Dollars in thousands)	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31		OCTOBER 31

	2002	2001	2002	2001

NET SALES:
Flow Controls	$6,690	$5,099	$22,629	$15,851
Engineered Films	10,706	10,562	30,058	30,779
Electronic Systems	10,404	6,737	28,812	22,982
Aerostar	3,623	5,240	9,276	12,807
Sold businesses	—	1,142	1,314	5,490

Total company	$31,423	$28,780	$92,089	$87,909

OPERATING INCOME (LOSS):
Flow Controls	$1,589	$1,423	$5,768	$4,016
Engineered Films	2,982	2,822	8,977	7,956
Electronic Systems	1,332	508	2,714	1,415
Aerostar	103	330	(195)	1,381
Sold businesses	75	(44)	204	(775)

	6,081	5,039	17,468	13,993
Administrative and general expenses	(1,209)	(1,277)	(3,760)	(3,917)

Total company	$4,872	$3,762	$13,708	$10,076

(4)	Sales of Businesses and Assets

The company sold its Beta Raven Industrial Controls Division to California Pellet Mill as of May 31, 2002, recording a pretax gain of $104,000 in the nine-month period ended October 31, 2002. The cash proceeds of the sale were $577,000 and the buyers also assumed certain liabilities of the company.

A $75,000 net pretax gain was recorded during the three-month period ended October 31, 2002 primarily related to the collection of a note receivable, previously discounted, from the August 2000 sale of the Plastics Tank division.

The company recorded a net pretax gain of $399,000 on the sale of assets during the nine months ended October 31, 2001, primarily related to the May 2001 sale of a warehouse included in the Aerostar segment.

The company incurred approximately $351,000 of inventory write-downs, severance and facility relocation costs in the nine months ended October 31, 2001 related to the repositioning of its Beta Raven Industrial Controls Division, including the closing of its Alabama plant. This charge was included in the Sold businesses segment and reflected within cost of sales.

(5)	Financing Transactions

In July 2002, the company entered into a new agreement with Wells Fargo Bank South Dakota, N.A. (Wells Fargo) to renew its short-term credit line of $5.0 million. The terms of this agreement are similar to the $5.0 million line with Wells Fargo that expired on June 30, 2002. On October 31, 2002, the company had no borrowings outstanding under this line of credit. In addition, the agreement included a $2.0 million credit facility primarily to support self-insured workers compensation bonding requirements.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2002, Aerostar International, Inc. (a subsidiary of Raven Industries, Inc.) entered into a new agreement with Wells Fargo for a short-term credit line of $2.0 million that expires in June 2003. The terms of this agreement are similar to the $2.0 million line with Wells Fargo that expired on June 30, 2002. On October 31, 2002, Aerostar International had no borrowings outstanding under this line of credit.

(6)	New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which eliminated the systematic amortization of goodwill. The company adopted SFAS No. 142 on February 1, 2002. Had SFAS No. 142 been effective February 1, 2001, net income and earnings per share for the three and nine months ended October 31 would have been reported as the following amounts:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31		OCTOBER 31

(In thousands, except per share data)	2002	2001	2002	2001

Net income:
As reported	$3,210	$2,510	$8,988	$6,762
Goodwill amortization, net of taxes	—	15	—	46

As adjusted	$3,210	$2,525	$8,988	$6,808

Basic earnings per share:
As reported	$0.70	$0.54	$1.96	$1.45
Goodwill amortization, net of taxes	—	—	—	0.01

As adjusted	$0.70	$0.54	$1.96	$1.46

Diluted earnings per share:
As reported	$0.69	$0.53	$1.91	$1.43
Goodwill amortization, net of taxes	—	—	—	0.01

As adjusted	$0.69	$0.53	$1.91	$1.44

The changes in the carrying amount of goodwill for the nine months ended October 31, 2002 are as follows:

	Flow	Engineered	Electronic
(In thousands)	Controls	Films	Systems	Total

Balance as of January 31, 2002	$4,947	$560	$356	$5,863
Adjustment to purchase price	4	—	(63)	(59)

Balance as of October 31, 2002	$4,951	$560	$293	$5,804

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The company completed its transitional impairment testing of goodwill during the quarter ended July 31, 2002 and concluded there was no impairment of goodwill.

Balances of intangible assets as of October 31, 2002 were as follows:

		Accumulated
(In thousands)	Original Cost	Amortization	Carrying Value

Amortized intangible assets:
Purchased technology	$1,080	$(330)	$750
Other	512	(101)	411
Unamortized intangible assets:
Goodwill	6,578	(774)	5,804

Total intangible assets	$8,170	$(1,205)	$6,965

Estimated aggregate amortization expense based on the current carrying value of amortizable intangible assets for future fiscal periods is as follows:

Amortization
Expense

For the three months ending January 31, 2003	$109
For the fiscal years:
2004	436
2005	376
2006	76
2007	73
2008	40

Effective February 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The adoption of SFAS No. 144 did not have a material impact on the company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are required to be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption is encouraged. The company adopted Statement No. 146 effective with exit or disposal activities initiated after July 31, 2002, including the Aerostar sewing plant closed during the current quarter.

(7)	Short-term Investments

During October 2002, the company invested $4.0 million of excess cash into certificates of deposit with face values of $100,000 and rates ranging from 1.70% to 2.15%. The investments have varying maturity dates which extend over the next 12 months.

PART I — FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8)	Stock Options

The company anticipates it will begin expensing the fair value of employee stock options with the next annual grant in November 2002. The FASB has proposed a statement which would amend the transition and disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. While the timing of expense recognition will depend upon the final amendment provisions, the change in accounting for options is expected to increase gradually to approximately four cents per share over the next four years, as additional options are granted.

(9)	Subsequent Events

On November 18, 2002, the Board of Directors declared a two-for-one stock split of the company’s common stock to be effected in the form of a stock dividend. The record date for the stock dividend is December 24, 2002, with distribution of the shares on January 15, 2003. Earnings per share calculations elsewhere in this report have not been restated to reflect this stock split. Unaudited pro forma earnings per share as if the stock split had been effective October 31 are shown below:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31		OCTOBER 31

(In thousands, except per share data)	2002	2001	2002	2001

Basic	$0.35	$0.27	$0.98	$0.72

Diluted	$0.34	$0.27	$0.96	$0.71

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Raven Industries, Inc. is a diversified manufacturing company providing a variety of products to customers within the industrial, recreational, agricultural, and military/aerospace markets throughout North America. The company operates three divisions, Flow Controls, Engineered Films, and Electronic Systems, in addition to a wholly owned subsidiary, Aerostar International, Inc. (Aerostar). Flow Controls produces flow control devices and global positioning location and navigation devices for precision agriculture and turf management. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, and agriculture applications and high altitude balloons for public and commercial research. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar produces custom-shaped advertising inflatables and other sewn and sealed products.

RESULTS OF OPERATIONS

CONSOLIDATED

Earnings for the quarter ended October 31, 2002 of $3.2 million resulted in diluted earnings per share of $0.69, an increase of 30.0% over diluted earnings per share for the three months ended October 31, 2001. The growth is attributable to the continued focus on pursuing new business and improving quality of sales and margins. For the current nine months ended, net income increased 32.9% to $9.0 million compared to net income for the nine months ended October 2001. Diluted earnings per share increased from $1.43 for the nine months ended October 2001 to $1.91 for the current nine months.

Consolidated net sales for the quarter ended October 31, 2002 increased $2.6 million to reach $31.4 million as compared to the quarter ended October 2001. Sales within the Electronic Systems division increased $3.7 million while the Flow Controls sales grew $1.6 million. Engineered Films remained

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

relatively flat. The revenue growth from these divisions was partially offset by a $1.6 million or 30.9% decline in Aerostar and $1.1 million from sold businesses. For the nine months ended October 31, 2002 sales increased 4.8%, $4.2 million, over sales of $87.9 million for the first nine months of the previous year. As with the quarter, Electronic Systems and Flow Controls were the principal drivers with increases of $5.8 million and $6.8 million, respectively. Again, the growth was countered by Aerostar’s $3.5 million decrease in sales while contributions from sold businesses declined $4.2 million. Engineered Films also declined slightly from the prior year, with a decrease of $721,000 or 2.3%.

Operating income of $4.9 million for the quarter ended October 31, 2002 grew 29.5%, or $1.1 million over operating income for the third quarter ended October 2001. Electronic Systems was the major contributor, increasing income $824,000 or 162.2% compared to operating income for the third quarter ended October 2001. Flow Controls and Engineered Films each increased approximately $160,000 in operating income for the three months ended October 31, 2002 while Aerostar’s operating income decreased $227,000. The decrease in administrative expenses and increase in gains from sold businesses when compared to the prior year’s third quarter combined to add an additional $187,000 to operating income. Operating income for the nine months ended October 31, 2002 was $13.7 million, an increase of $3.6 million over income for the nine months ended October 31, 2001. Flow Controls contributed $1.8 million of the increase while Engineered Films and Electronic Systems added $1.0 million and $1.3 million, respectively to the increase. Aerostar’s income declined $1.6 million while income from sold businesses improved from a loss of $775,000 to operating income of $204,000 and administrative expenses declined $157,000 to contribute to income.

Consolidated interest expense and other income are composed of interest expense from short and long-term debt and primarily interest income earned on excess cash. The decline in both items when compared to the three and nine-month periods ended October 2001, is a factor of declining interest rates and lower cash and debt balances during the period.

FLOW CONTROLS

Sales for the current quarter ended October 31, 2002 were $6.7 million, an increase of $1.6 million or 31.2% compared to sales for the quarter ended October 31, 2001. The majority of the growth reflects the inclusion of sales from the Starlink acquisition completed in December 2001. The acquisition provided the company with the capabilities to further penetrate the precision agriculture market and new GPS-application markets. For the nine months, sales increased $6.8 million as compared to sales for the nine months ended October 2001 to reach $22.6 million. Sales from the Starlink acquisition accounted for approximately 50% of the increase while increased new product sales and a special order for chemical injection systems accounted for the majority of the remaining increase.

Operating income for the division grew to $1.6 million for the quarter representing a $166,000 increase over third quarter 2001 operating income. The growth is due to an increase in gross margins and a decrease in bad debt expense for the division between the quarters. Expenses were favorably impacted by the collection of a receivable during the quarter for which an allowance had previously been established. Operating income for the nine months ended October 31, 2002 was $5.8 million, compared to income of $4.0 million for the nine months ended October 31, 2001. Gross margin gains from sales volume increases driven by the Starlink acquisition, synergies realized from the acquisition, and increased new product sales drove the operating income increase. While the Starlink operations have helped increase sales, the operations bring with them a higher fixed-cost structure that has negatively impacted operating income during the seasonally slow second and third quarters. The division has secured a new $3.8 million chemical injection systems order, similar in size to the order received one year earlier from the same customer. A second order was also received in December for an additional $2.4 million. The orders will have limited impact on the fourth quarter results as the majority of the order fulfillment will be within the first portion of fiscal year 2004.

ENGINEERED FILMS

The division’s sales for the current quarter-end were $10.7 million, a 1.4% increase over sales for the third quarter ended October 2001. Research balloon sales were higher than sales for the three months

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ended October 31, 2001 while products for construction, manufactured housing and pit lining all decreased or remained flat as compared to sales levels for the third quarter ended October 31, 2001. For the nine months ended October 31, 2002, sales decreased $721,000 as compared to the same period in 2001, to $30.1 million. The decrease was mainly due to lower construction, pit lining, and manufactured housing sales partially offset by increased high-altitude research balloon sales.

Operating income was $3.0 million for the quarter ended October 31, 2002 which is a $160,000 increase over income for the three months ended October 2001. Higher gross margins from lower raw material costs and more favorable product mixes were offset by an increase in selling expenses. Operating income for the nine months ended October 31, 2002 was $9.0 million, 12.8% higher than income for the nine months ended October 31, 2001. The same factors that influenced the quarterly income also affected the nine-month results.

ELECTRONIC SYSTEMS

Sales were $10.4 million for the three months ended October 31, 2002, posting an increase of 54.4%, or $3.7 million, as compared to sales for the same period of 2001. The quarter reflects the contribution from the customer base acquired in the System Integrators acquisition of December 2001 and strong contracts from other customers. Additionally, sales for the three months ended October 31, 2001 were weak due to customer design delays on major contracts and results for the current period are more in line with normal levels. The same factors caused sales of $28.8 million for the nine months ended October 2002 to be $5.8 million higher than the same period one year earlier.

Operating income for the current quarter was $1.3 million which is $824,000 higher than operating income for the third quarter of 2001. Margins improved substantially due to Six Sigma initiatives, reduced cycle times, and an overall focus on maintaining a high-quality, strong-margin customer base. Margins gains were reduced by an increase in warranty expense recorded during the quarter. Selling expenses increased due to higher personnel and advertising costs. Operating income of $2.7 million for the nine months ended October 2002 increased $1.3 million over 2001 operating income. The gross margin improvements have been substantial due to the aforementioned initiatives and were the main driver of the increase, offset partially by increased selling expenses.

AEROSTAR

Sales of $3.6 million for the current quarter were $1.6 million lower than sales for the third quarter ended October 2001. The decrease is due to a decline in outerwear sales, a decline that has been evident and expected throughout the year. Sales of $9.3 million for the nine months ended were $3.5 million lower than sales for the nine months ended October 31, 2001 of $12.8 million. As with the quarter, other sewn and sealed products were the main drivers of the decrease, in addition to decreases within the hot air balloon and commercial inflatables. While Aerostar closed its third sewing plant in two years during the quarter, it is now positioned to move forward on its existing customer base. The rate of sales decline should also improve in the coming quarter as shipments start under a $7.65 million US Army cargo parachutes contract.

Operating income for the quarter was $103,000. While it was the subsidiary’s first quarter with an operating profit for fiscal year 2003, income was $227,000 lower than operating income for third quarter ended October 31, 2001. The decline in income is due to the lower gross margins across all of the subsidiary’s businesses as they continue to restructure and redefine operations. For the nine months ended, a loss of $195,000 was recognized, a $1.6 million decrease from income for the nine months ended October 31, 2001. Results for the nine months ended October 2001 include a $414,000 gain realized on the sale of a warehouse. Excluding that gain, the remaining decline is attributable to margin shortfalls in all areas, particularly balloons and inflatables. As part of the subsidiary’s ongoing restructuring of inflatables and hot air balloon operations, approximately $380,000 of inventory obsolescence charges has been recognized in fiscal year 2003, adding to the margin shortfalls.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOLD BUSINESSES AND ONGOING OPERATIONS

The results for the three and nine months ended October 31, 2002 and October 31, 2001 include nonrecurring items that the company does not believe are relevant to future operations or cash flows. Therefore, the company has segregated its ongoing operations in the tables below. Ongoing operations exclude the operations of and gains from the sale of the Plastic Tank Division which was partially sold in August 2000 and closed in November 2001, as well as gains on the sale of assets recorded in fiscal 2002. Ongoing operations also exclude the results of the Industrial Controls Division of Beta Raven and the gain resulting from its sale in the second quarter of fiscal 2003. Ongoing results exclude the nonrecurring gains and losses related to repositioning the company’s businesses. The items excluded from ongoing results cause this presentation to not be in conformity with accounting principles generally accepted in the United States of America.

The following table presents ongoing operation information for the three and nine-month periods ended October 31, 2002 and 2001:

	THREE MONTHS ENDED			THREE MONTHS ENDED
(dollars in thousands)	OCTOBER 31			OCTOBER 31

	2002			2001

	As		Ongoing	As		Ongoing
	Reported	Adjustments	Business	Reported	Adjustments	Business

Net sales	$31,423	$—	$31,423	$28,780	$1,142	$27,638
Gross profit	7,332	—	7,332	6,391	47	6,344
Operating expenses	2,535	—	2,535	2,683	141	2,542
Gain on sale of businesses and assets	(75)	(75)	—	(54)	(54)	—

Operating income	4,872	75	4,797	3,762	(40)	3,802
Other (income) expense	(67)	—	(67)	(117)	—	(117)

Net income before taxes	4,939	75	4,864	3,879	(40)	3,919
Income taxes	1,729	27	1,702	1,369	(14)	1,383

Net income	$3,210	$48	$3,162	$2,510	$(26)	$2,536

	NINE MONTHS ENDED			NINE MONTHS ENDED
	OCTOBER 31			OCTOBER 31

	2002			2001

	As		Ongoing	As		Ongoing
	Reported	Adjustments	Business	Reported	Adjustments	Business

Net sales	$92,089	$1,314	$90,775	$87,909	$5,490	$82,419
Gross profit	21,478	228	21,250	17,929	(62)	17,991
Operating expenses	7,949	203	7,746	8,252	680	7,572
Gain on sale of businesses and assets	(179)	(179)	—	(399)	(399)	—

Operating income	13,708	204	13,504	10,076	(343)	10,419
Other (income) expense	(120)	—	(120)	(375)	—	(375)

Net income before taxes	13,828	204	13,624	10,451	(343)	10,794
Income taxes	4,840	72	4,768	3,689	(121)	3,810

Net income	$8,988	$132	$8,856	$6,762	$(222)	$6,984

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total sales for businesses sold in the quarter ended October 31, 2001 was $1.1 million. For the nine-month period ended October 31, 2002 and October 31, 2001, sales for businesses sold were $1.3 million and $5.5 million, respectively. Operating income that has been excluded from the ongoing operations totaled $75,000 for the current quarter. For the quarter ended October 31, 2001, $40,000 of net operating losses has been excluded. On a year-to-date basis, operating income of $204,000 has been excluded from the current year and a $343,000 operating loss has been excluded from the prior year.

Following is a table of ongoing operation results by segment:

ONGOING OPERATIONS
SALES AND OPERATING INCOME BY SEGMENT

	THREE MONTHS ENDED			NINE MONTHS ENDED
(dollars in thousands)	OCTOBER 31			OCTOBER 31

			Percent			Percent
	2002	2001	Change	2002	2001	Change

NET SALES:
Flow Controls	$6,690	$5,099	31%	$22,629	$15,851	43%
Engineered Films	10,706	10,562	1%	30,058	30,779	(2)%
Electronic Systems	10,404	6,737	54%	28,812	22,982	25%
Aerostar	3,623	5,240	(31)%	9,276	12,807	(28)%

Total	$31,423	$27,638	14%	$90,775	$82,419	10%

OPERATING INCOME (LOSS):
Flow Controls	$1,589	$1,423	12%	$5,768	$4,016	44%
Engineered Films	2,982	2,822	6%	8,977	7,956	13%
Electronic Systems	1,332	508	162%	2,714	1,397	94%
Aerostar	103	326	(68)%	(195)	967	(120)%
Administrative and general expenses	(1,209)	(1,277)	5%	(3,760)	(3,917)	4%

Total	$4,797	$3,802	26%	$13,504	$10,419	30%

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

Net cash provided by operations decreased $4.0 million for the nine-month period ended October 31, 2002 as compared to the $15.6 million of operating cash flows generated for the nine months ended October 31, 2001. The principal driver of the decrease was the decline in accounts receivable collections as compared to 2001. Cash flows for the nine months ended October 31, 2001 include approximately $2.7 million of accounts receivable liquidation from the company’s Tacoma, Washington plastic tank operation, which was closed in November 2001. The remaining shift in cash flows from accounts receivable is due to an increase within the Electronic Systems receivables from the higher sales levels and regular business fluctuations within the remaining segments.

Total cash, cash equivalents and short-term investments at October 31, 2002 were $10.1 million, as compared to $7.5 million at January 31, 2002 and $16.8 million at October 31, 2001. The decrease in cash from October 2001 to January 2002 reflects the use of $8.7 million of cash in December 2001 to acquire the assets and liabilities of Starlink, Inc. and System Integrators, Inc. Cash increases since January represent normal cash fluctuations from business operations and approximately $577,000 from the sale of Beta Raven Industrial Controls Division in May 2002. The company expects that current cash

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

Net cash used in investing activities was $8.7 million for the nine months ended October 31, 2002, an increase of $5.5 million over the $3.2 million used during the nine months ended October 31, 2001. The increase reflects additional investments within the Engineered Films division for a new extrusion line and ongoing expenditures within the other divisions. Additionally, $4.0 million of excess cash was invested in short-term investments during the third quarter of 2002. Total capital expenditures for fiscal year 2003 are estimated to be approximately $6.0 million. The company believes that cash flows from operations, in addition to the available lines of credit, will be sufficient to meet current and future capital needs.

Financing activities used $4.3 million of cash during the nine months ended October 31, 2002 as compared to $6.3 million of net cash used for the same period in 2001. The net cash used in 2001 reflects $3.0 million of long-term debt payments made in 2001 to prepay a long-term note. The company continued its practice of repurchasing shares during fiscal year 2003 and will continue to do so dependant upon its internal cash requirements and authorization by the Board of Directors.

At October 31, 2002, the company retained a $5.0 million line of credit with no borrowings outstanding. Aerostar had no borrowings outstanding on its $2.0 million seasonal line of credit. Both lines expire in June 2003 and are in compliance with all loan covenants. The company’s remaining debt includes capital leases assumed in the acquisition of Starlink, Inc. and System Integrators, Inc.

NEW ACCOUNTING STANDARDS

Effective February 1, 2002, the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” This standard establishes new guidance on accounting for goodwill and intangible assets after a business combination is completed (i.e., post acquisition accounting). The standard discontinues the amortization of goodwill and indefinite-lived intangible assets, requiring instead the periodic testing of these assets for impairment. Goodwill, net of accumulated amortization, was $5.9 million as of January 31, 2002. The effect of adopting the new standard will reduce pretax goodwill amortization expense by $81,000 annually. The company completed its transitional impairment testing during the second quarter of fiscal 2003 and concluded there was no impairment of goodwill. Refer to note 6 to the consolidated financial statements for the effect of SFAS No. 142 on net income and earnings per share had it been effective as of February 1, 2001.

Effective February 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This standard expands upon the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” It also broadens the presentation of discontinued operations to include disposals of assets below the segment level. The adoption of SFAS No. 144 did not have a material impact on the company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are required to be effective for exit or disposal activities that are initiated after December 31, 2002, although early adoption is encouraged. The company adopted Statement No. 146 effective with exit or disposal activities initiated after July 31, 2002, including the Aerostar sewing plant closed during the current quarter.

The company anticipates it will begin expensing the fair value of employee stock options with the next annual grant in November 2002. The FASB has proposed a statement which would amend the transition and disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

alternative methods of transition for a voluntary charge to the fair value method of accounting for stock-based employee compensation. While the timing of expense recognition will depend upon the final amendment provisions, the change in accounting for options is expected to increase gradually to approximately four cents per share over the next four years, as additional options are granted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company’s debt consists of capital leases, all of which have fixed interest rates. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company has no derivative contracts or foreign currency exchange risk.

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-14(c) within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

RAVEN INDUSTRIES, INC.
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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. (a) Exhibits Filed:

                               99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act

              (b)  Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella Thomas Iacarella Vice President & CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date:	December 10, 2002

CERTIFICATIONS

I, Ronald M. Moquist, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Raven Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or others performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 10, 2002	/s/ Ronald M. Moquist Ronald M. Moquist President and Chief Executive Officer

I, Thomas Iacarella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Raven Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or others performing the equivalent function):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	December 10, 2002	/s/ Thomas Iacarella Thomas Iacarella Vice President and Chief Financial Officer