Form 10-K
period 2003-01-31
RAVEN INDUSTRIES INC
filed 2003-04-23
CIK 82166

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File: 0-3136

RAVEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

South Dakota	46-0246171

(State of incorporation)	(IRS Employer Identification No.)

205 E. 6th Street, P.O. Box 5107
Sioux Falls, South Dakota 57117-5107

(Address of principal executive offices)

(605) 335-2750

(Registrant’s telephone number including area code)

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

  [X]  Yes    [   ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark (“X”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.)

[X]  Yes    [   ]   No

The aggregate market value of the registrant’s common stock held by nonaffiliates at July 31, 2002 was approximately $77,387,241. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ National Market System, $11.63 (as adjusted for the two-for-one stock split January 15, 2003), on July 31, 2002, which was as of the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at April 10, 2003: 9,048,810.

DOCUMENTS INCORPORATED BY REFERENCE

The following terms — the company, Raven or the registrant — are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report.

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant’s Annual Report to Shareholders for the year ended January 31, 2003 and Proxy Statement for the registrant’s 2003 annual meeting, a definitive copy of which was filed on April 18, 2003. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the registrant’s Annual Report to Shareholders for the year ended January 31, 2003 is included as an exhibit to this report.

	ITEM IN FORM 10-K	REFERENCE

PART I.

Item 1.	Business	Business, pages 4-8, this document; Business Segments pages 5 and 16 of the Annual Report to Shareholders

Item 2.	Properties	Properties, pages 8-9, this document

Item 3.	Pending Legal Proceedings	Pending Legal Proceedings, page 9, this document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of Security Holders, page 9, this document

Item 4A.	Executive Officers of the Registrant	Executive Officers of the Registrant, page 9, this document

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Quarterly Information (unaudited), page 26, Eleven-year Financial Summary, pages 14-15, and inside back cover, Annual Report to Shareholders

Item 6.	Selected Financial Data	Eleven-year Financial Summary, pages 14-15, Annual Report to Shareholders

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Review and Analysis, pages 17-25, Annual Report to Shareholders

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Page 9, this document

Item 8.	Financial Statements and Supplementary Data	Pages 27-39, Annual Report to Shareholders

	ITEM IN FORM 10-K	REFERENCE

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, page 10, this document

PART III.

Item 10.	Directors and Executive Officers of the Registrant	Election of Directors and Executive Compensation, Proxy Statement
Executive Officers of Registrant, Item 4A, page 9, this document and Other Matters, Proxy Statement

Item 11.	Executive Compensation	Executive Compensation, Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Ownership of Common Stock, Proxy Statement, page 36, Annual Report to Shareholders and page 10, this document

Item 13.	Certain Relationships and Related Transactions	Election of Directors, Proxy Statement

Item 14.	Control Procedures	Control Procedures, page 11, this document

PART IV.

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	Exhibits, Financial Statement Schedule and Reports on Form 8-K, pages 11-13, this document.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the company with the Securities and Exchange Commission (as well as information included in statements made or to be made by the company) contains statements that are forward-looking. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to general economic and weather conditions, which could affect certain of the company’s primary markets, such as agriculture and construction, or changes in competition, technology or the company’s customer base, any of which could adversely impact any of the company’s product lines.

RAVEN INDUSTRIES, INC.
FORM 10-K
fiscal year ended January 31, 2003

Item 1.       Business

General

Raven Industries, Inc., was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products to customers throughout North America. The company began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 750 persons on active status in four states and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 — telephone (605) 336-2750. The company’s Internet address is located at http//www.ravenind.com and trades on the NASDAQ National Market System under the symbol RAVN.

All reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the company’s web site to the SEC web site. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the company, the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549, through their web site at http://www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

The company has four ongoing business segments consisting of three Raven divisions and one subsidiary: Electronic Systems Division, Flow Controls Division, Engineered Films Division, and Aerostar International, Inc. (Aerostar). Beta Raven, a wholly owned subsidiary, was partially merged into the Electronic Systems Division in fiscal 2002 and the remaining operating assets were sold to a third party or liquidated into Raven Industries, Inc. in fiscal 2003. Substantially all of the company’s plastic tank product lines were sold in the third quarter of fiscal 2001. Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and raw materials; however, more than one business segment may serve each of the product markets identified above. Page 16 of the company’s Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the business segments, including sold businesses.

Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2003	FY 2002	FY 2001

Electronics manufacturing services	$38,589	$32,289	$32,039
Flow control devices and accessories	28,496	23,178	16,758
Reinforced plastic sheeting	35,096	35,796	35,403
Specialty apparel	7,049	11,001	19,102
Other	10,359	9,754	10,058

Total ongoing operation sales	119,589	112,018	113,360
Businesses sold:
Plastic tanks	—	3,500	16,232
Feedmill controls	1,314	2,997	3,266

Total sales	$120,903	$118,515	$132,858

Business Segments

     Flow Controls — Products in this segment are electronic speed and global positioning system (GPS)-based, location compensated application control products. They are used primarily for precision farming applications, as well as roadside and turf chemical spraying. The company has developed new products for field location control and chemical injection. The acquisition of Starlink in fiscal 2002 enhanced the company’s GPS capabilities. The combined technologies are expected to provide a competitive advantage in the support of precision agriculture in future years.

     Home office personnel sell flow control devices directly to original equipment manufacturers (OEMs) and independent third-party distributors. In fiscal 2004, the segment plans to expand on marketing and distribution through on-site marketing representatives in key geographic areas. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

     Engineered Films — This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications and high altitude balloons for public and commercial research.

     The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability. To increase production, a $7.3 million two-year capital investment plan was completed in fiscal 2003 including a new extruder believed to be one of the largest in North America, nearly doubling capacity.

     High-altitude research balloons are sold directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Demand for these products is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States.

     Electronic Systems — The company has focused this segment’s capabilities in electronics manufacturing services (EMS) for commercial customers. Historically, the company’s Electronic Systems segment provided a variety of assemblies and controls to the United States Department of Defense and other military contractors. Assemblies manufactured by the Electronic Systems segment include communication, environmental control, computer and other products where high quality is critical. The Electronic Systems segment expanded its capacity in fiscal 2002 by purchasing System Integrators and moving it into its EMS facility in St. Louis, Missouri.

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

     Aerostar — The Aerostar subsidiary produces and sells custom-shaped advertising inflatables that have a number of uses including parade floats and advertising media. The company is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. Aerostar also manufactures other sewn and sealed products on a contract basis. In fiscal 2003, the subsidiary was awarded a $7.65 million contract to produce cargo parachutes for the US Army. The subsidiary was previously in the cold-weather commercial outerwear business, but with the closure of a sewing plant in fiscal 2003 and prior plant sales, has now exited that business. It continues to produce uniforms for US government agencies as a subcontractor.

     The Aerostar segment sells inflatable displays directly to corporate customers, advertising agencies, and public relations firms, and are subject to varying levels of competition. Generally, the more customized the product, the greater the company’s market share. Hot-air balloons are sold through an independent third-party dealer network. Government sales are made in response to competitive bid requests.

     Sold Businesses — The Beta Raven Industrial Controls Division produced and sold computerized process-control systems directly to feedmills and to other markets. The business was sold during fiscal 2003. In prior years, the company has disposed of its pickup-truck topper and plastic tank businesses.

Major Customer Information

     One customer in the Electronic Systems segment, General Dynamics, accounted for 10.7% ($12.9 million) of consolidated sales in fiscal 2003. No customer accounted for more than 10 percent of the company’s consolidated accounts receivable at January 31, 2003. Additionally, General Dynamics and two other customers in the Electronic Systems segment accounted for more than 68% of the segment’s sales. The loss of these accounts would adversely affect profitability; however, the company believes its relationships with these customers are strong. In addition, the breadth of the company’s product lines helps protect it from the impact of losing any single customer.

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

Financial Instruments

     The principal financial instruments the company maintains are in short-term investments, accounts receivable and long-term debt. The company believes that the interest rate, credit and market risk related to these accounts is not significant. The company manages the risk associated with these accounts through periodic reviews of the carrying value assets and liabilities and establishment of appropriate allowances in connection with the company policies. Except for operating leases, the company does not enter into hedging, derivative instruments, or off balance sheet financing.

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

Research and Development

     The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Flow Controls segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 31 of the 2003 Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters

     Except as described below, the company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company’s capital expenditures, earnings or competitive position.

     In connection with the sale of substantially all of the assets of the company’s Glasstite, Inc. subsidiary in fiscal 2000, the company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999 environmental contamination at the company’s Glasstite pickup-truck topper facility in Dunnell, Minnesota as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

     Also, in connection with the sale of substantially all of the assets of the company’s Plastic Tank Division in fiscal 2001, the company has agreed to assume responsibility for the investigation and remediation of any pre-August 28, 2000 environmental contamination at the property located at 1813 E Avenue, Sioux Falls, S.D. in accordance with the South Dakota Department of Environment and Natural Resources (DENR).

     The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank Division have conducted preliminary environmental assessments of the properties used in these businesses. Although these assessments are still being evaluated by the MPCA and DENR, respectively, on the basis of the preliminary data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flow of the company. The company had accrued approximately $60,000 at January 31, 2003, its best estimate of probable costs to be incurred related to these matters.

Backlog

     As of February 1, 2003, the company’s backlog of firm orders totaled $42.8 million. Backlog amounts as of February 1, 2002 and 2001 were $33.8 million and $38.2 million, respectively. Orders in the Flow Controls Division account for the majority of the increase.

Employees

     As of January 31, 2003, the company had approximately 765 employees, 750 in an active status. Following is a summary of active employees by segment: Electronic Systems — 210; Flow Controls — 170; Engineered Films — 130; Aerostar - 195; Administration — 45. Management believes its employee relations are satisfactory.

Item 2.        Properties

     The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

Location	Square Feet	Function	Business Segments

Sioux Falls, SD	150,000	Corporate office; electronics manufacturing	All

	69,300	Plastic sheeting manufacturing	Engineered Films

	59,000	Plastic sheeting and hot-air balloon manufacturing	Engineered Films; Aerostar

	30,800	Warehouse	Engineered Films

	27,000	Offices and material handling facility	Aerostar

	25,300	Inflatable manufacturing	Aerostar

	24,000	Electronics manufacturing	Electronic Systems

	10,200	Machine shop	Flow Controls

	*9,000	Warehouse	Engineered Films

	6,200	Training/meeting center	All

Sulphur Springs, TX	*63,900	Research balloon manufacturing	Engineered Films

Springfield, OH	30,000	Plastic sheeting manufacturing	Engineered Films

Huron, SD	24,100	Sewing plant	Aerostar

St. Louis, MO	21,000	Electronics manufacturing	Electronic Systems

	*3,600	Warehouse	Electronic Systems

Madison, SD	20,000	Sewing plant	Aerostar

Parkston, SD	14,000	Held for sale	Aerostar

Austin, TX	*12,000	Product development and manufacturing	Flow Controls

*	Leased

Most of the company’s manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are, in all material respects, in good condition and are adequate to meet existing production needs. The company owns 6.95 acres of undeveloped land adjacent to the other owned property in Sioux Falls, which is available for expansion.

Item 3.        Pending Legal Proceedings

The company is responsible for investigation and remediation of environmental contamination at two of its sold facilities as described under “Environmental Matters” on page 7. In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

Item 4.        Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter to a vote of security holders of the company.

Item 4A.        Executive Officers of the Registrant

Name	Age	Position

Ronald M. Moquist	57	President and Chief
		Executive Officer
Thomas Iacarella	49	Vice President and
		Chief Financial Officer

Each of the above named individuals serves at the pleasure of the Board of Directors on a year-to-year basis.

     Mr. Moquist was named President and Chief Executive Officer of the company effective August 1, 2000. He served as the Executive Vice President of Raven from 1985 through July 2000. He joined the company in 1975 as Sales and Marketing Manager.

     Mr. Iacarella has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. He joined Raven as Corporate Controller, in 1991. Prior to joining the company, he held positions with Tonka Corporation and Ernst & Young, LLP.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

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

Item 9.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 10.        Directors and Executive Officers of the Registrant

Incorporated by reference to the sections entitled “Election of Directors”, “Executive Compensation” and “Other Matters,” within the company’s Proxy Statement relating to its 2003 Annual Meeting of Shareholders. Executive Officers of Registrant, Item 4A, page 9, this document.

Item 11.        Executive Compensation

Incorporated by reference to the section entitled “Executive Compensation” within the company’s Proxy Statement relating to its 2003 Annual Meeting of Shareholders.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the section entitled “Ownership of Common Stock of Directors” within the company’s Proxy Statement relating to its 2003 Annual Meeting of Shareholders.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at January 31, 2003 were as follows:

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon	exercise price of	Number of
	exercise of	outstanding	securities available
Plan Category	outstanding options	options	for future issuance

Equity compensation plans approved by security holders (1)	436,056	$7.43	428,900

Equity compensation plans not approved by security holders	None	None	None

(1) Description of plan is included in Note 10 to the Consolidated Financial Statements located on page 36 of the 2003 Annual Report to Shareholders incorporated herein by reference.

Item 13.        Certain Relationships and Related Transactions

Incorporated by reference to the section entitled “Election of Directors,” contained in the company’s Proxy Statement relating to its 2003 Annual Meeting of Shareholders.

Item 14.	Controls and Procedures

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

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedule

1.	Incorporated by reference from the attached exhibit containing the 2003 Annual Report to Shareholders:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Financial Statements

Report of Independent Accountants

2.	Included in Part II:

Report of Independent Accountants on Financial Statement Schedule Schedule II — Valuation and Qualifying Accounts

The following schedules are omitted as they are not applicable or are not required: I, III and IV.

(b)	Reports on Form 8-K

None

(c)	Exhibits Filed

The following exhibits are filed as part of this report:

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K, continued:

Exhibit
Number	Description

2(a)	Asset Purchase Agreement dated December 5, 2001 by and among Raven Industries, Starlink Incorporated and the shareholders of Starlink Incorporated (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated December 5, 2001).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	By-Laws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the by-laws of Raven Industries, Inc.*

10(a)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).

10(b)	Raven Industries, Inc. 1990 Stock Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 25, 1990).

10(c)	Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

10(d)	Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Form 10-Q for the quarter ended July 31, 1998).

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of November 29, 1999 (incorporated by reference to Exhibit 10(j) of the company’s Form 10-K for the year ended January 31, 2001).

10(f)	Schedule identifying material details of other Employment Agreements between Raven Industries, Inc. and other executive officers substantially identical to the Employment Agreement filed as Exhibit 10(e) (incorporated by reference to Exhibit 10(k) of the company’s Form 10-K for the year ended January 31, 2001).

10(g)	Schedule A to Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of November 14, 2000 (incorporated by reference to Exhibit 10(l) of the company’s Form 10-K for the year ended January 31, 2001).

10(h)	Deferred Compensation Plan between Raven Industries, Inc. and David A. Christensen dated as of February 1, 1997 (incorporated by reference to Exhibit 10(h) of the company’s Form 10-K for the year ended January 31, 1999).

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K, continued:

Exhibit
Number	Description

10(i)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

13	2003 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

99	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)

April 23, 2003 Date	By:	/S/ Ronald M. Moquist Ronald M. Moquist President (Principal Executive Officer and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 23, 2003 Date	By:	/S/ Ronald M. Moquist Ronald M. Moquist President (Principal Executive Officer and Director)

April 23, 2003 Date		/S/ Thomas Iacarella Thomas Iacarella Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

April 23, 2003 Date		/S/ Conrad J. Hoigaard Conrad J. Hoigaard

April 23, 2003 Date		/S/ Anthony W. Bour Anthony W. Bour

April 23, 2003 Date		/S/ David A. Christensen David A. Christensen

April 23, 2003 Date		/S/ Thomas S. Everist Thomas S. Everist

April 23, 2003 Date		/S/ Mark E. Griffin Mark E. Griffin

April 23, 2003 Date		/S/ Cynthia H. Milligan Cynthia H. Milligan

CERTIFICATIONS

I, Ronald M. Moquist, certify that:

1.	I have reviewed this annual report on Form 10-K of Raven Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or others performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	/s/ Ronald M. Moquist

Ronald M. Moquist President and Chief Executive Officer

I, Thomas Iacarella, certify that:

1.	I have reviewed this annual report on Form 10-K of Raven Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or others performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003	/s/ Thomas Iacarella

Thomas Iacarella Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Raven Industries, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated March 7, 2003 appearing in the 2003 Annual Report to Stockholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 7, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2003, 2002 and 2001

(Dollars in thousands)

Column A	Column B	Column C			Column D	Column E

		Additions

	Balance at	Charged to		Charged to	Deductions
	Beginning	Costs and		Other	From	Balance at
Description	of Year	Expenses		Accounts	Reserves (1)	End of Year

Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2003	$310	$(125	) (2)	None	$(55)	$240

Year ended January 31, 2002	$400	$126		None	$216	$310

Year ended January 31, 2001	$400	$552		None	$552	$400

Note:

(1)  Represents uncollectible accounts receivable written off during the year, net of recoveries.
(2) $100 was included as a reduction in bad debt expense and $25 as an increase in the net gain on sale of assets.