Form 10-Q
period 2003-04-30
RAVEN INDUSTRIES INC
filed 2003-06-11
CIK 82166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

(605) 336-2750
(Registrant’s telephone number including area code)

     Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark (“x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

     As of June 2, 2003, there were 9,049,310 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

INDEX

Page

Part I — Financial Information
Item 1. — Financial Statements
Consolidated Balance Sheets As of April 30, 2003, January 31, 2003 and April 30, 2002	3
Consolidated Statements of Income For the three month periods ended April 30, 2003 and 2002	4
Consolidated Statements of Cash Flows For the three month periods ended April 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-8
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3. — Quantitative and Qualitative Disclosures about Market Risks	11
Item 4. — Internal Controls and Procedures	11
Part II — Other Information	12
Signatures	12
Certifications	13-14

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

ASSETS	Apr 30, 2003	Jan 31, 2003	Apr 30, 2002

	(unaudited)		(unaudited)
Cash and cash equivalents	$8,248	$5,217	$10,216
Short-term investments	4,000	4,000	—
Accounts receivable, net of allowance for doubtful accounts of $250, $240 and $310, respectively	17,422	16,468	14,882
Inventories:
Materials	14,168	13,801	13,797
In process	1,830	2,275	2,511
Finished goods	4,871	5,290	3,316

Total inventories	20,869	21,366	19,624
Deferred income taxes	1,458	1,493	1,836
Prepaid expenses and other current assets	920	807	957

Total current assets	52,917	49,351	47,515

Property, plant and equipment	45,758	45,493	42,075
Accumulated depreciation	(29,840)	(29,038)	(27,794)

Property, plant and equipment, net	15,918	16,455	14,281
Goodwill, net	5,933	5,933	5,872
Amortizable intangible assets, net	973	937	1,383
Other assets, net	129	140	1,038

Total assets	$75,870	$72,816	$70,089

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$116	$119	$116
Accounts payable	3,440	5,291	4,611
Accrued 401(k) contributions	295	782	265
Income taxes payable	1,986	276	1,656
Customer advances	2,083	600	832
Accrued liabilities	5,564	6,099	6,015

Total current liabilities	13,484	13,167	13,495
Long-term debt, less current portion	125	151	247
Other liabilities, primarily compensation and benefits	1,281	1,262	1,671

Total liabilities	14,890	14,580	15,413

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 15,883,253; 15,855,630 and 15,789,932 (7,894,966 pre-split), respectively	15,883	15,856	7,895
Paid in capital	489	340	1,872
Retained earnings	80,610	77,153	77,539

	96,982	93,349	87,306
Less treasury stock, at cost, 6,843,443; 6,789,268 and 6,618,638 (3,309,319 pre-split) shares, respectively	36,002	35,113	32,630

Total stockholders’ equity	60,980	58,236	54,676

Total liabilities and stockholders’ equity	$75,870	$72,816	$70,089

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(in thousands except per share data)

	For the Three Months
	Ended

	Apr 30, 2003	Apr 30, 2002

Net sales	$36,942	$30,974
Cost of sales	27,505	22,824

Gross profit	9,437	8,150
Selling, general and administrative expenses	2,902	2,846
Gain on sales of businesses and assets	9	—

Operating income	6,544	5,304
Interest expense	(12)	(15)
Other income (expense), net	24	31

Income before income taxes	6,556	5,320
Income taxes	2,373	1,862

Net income and comprehensive income	$4,183	$3,458

Net income per common share:
Basic	$0.46	$0.38
Diluted	$0.45	$0.37
Cash dividend paid per common share	$0.08	$0.07

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)

	For the Three Months
	Ended

	Apr 30, 2003	Apr 30, 2002

Cash flows from operating activities:
Net income	$4,183	$3,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	969	929
Amortization	105	109
Provision for losses on accounts receivable, net of recoveries	(15)	1
Gain on sale of businesses and assets	(9)	—
Deferred income taxes	42	202
Stock compensation expense	26	13
Change in operating assets and liabilities, net of effects from acquisition and sale of businesses:
Accounts receivable	(939)	1,443
Inventories	497	(453)
Prepaid expenses and other assets	(563)	(563)
Operating liabilities	866	248
Other, net	14	—

Net cash provided by operating activities	5,176	5,387

Cash flows from investing activities:
Capital expenditures	(433)	(1,151)
Proceeds from sale of businesses and assets	30	—
Purchase of short-term investments	(1,000)	—
Sale of short-term investments	1,000	—
Other, net	(150)	2

Net cash provided by (used in) investing activities	(553)	(1,149)

Cash flows from financing activities:
Long-term debt principal payments	(29)	(44)
Proceeds from exercise of stock options	52	28
Dividends paid	(726)	(643)
Purchase of treasury stock	(889)	(841)
Other, net	—	—

Net cash provided by (used in) financing activities	(1,592)	(1,500)

Net increase (decrease) in cash and cash equivalents	3,031	2,738
Cash and cash equivalents at beginning of period	5,217	7,478

Cash and cash equivalents at end of period	$8,248	$10,216

Supplemental cash flow information
Cash paid (received) for:
Income Taxes	$—	$(2)
Interest	$7	$10

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The January 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2003.

(2)  Reclassifications

Certain reclassifications have been made to the April 30, 2002 consolidated balance sheet and the consolidated statement of income and cash flows for the three months ended April 30, 2002 to conform to the presentation as of April 30, 2003 and for the three months then ended. Such reclassifications had no effect on net income as previously reported.

(3)  Earnings Per Share

Details of the earnings per share computation are presented below:

(in thousands except per share data)

	For the Three Months
	Ended

	Apr 30, 2003	Apr 30, 2002

Net income	$4,183	$3,458

Weighted average common shares outstanding	9,074	9,189
Dilutive impact of stock options	171	234

Weighted average common and common-equivalent shares outstanding	9,245	9,423

Net income per share:
Basic	$0.46	$0.38
Diluted	$0.45	$0.37

(4) Segment Reporting

The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(in thousands)

	For the Three Months
	Ended

	Apr 30, 2003	Apr 30, 2002

NET SALES
Flow Controls	$11,761	$11,772
Engineered Films	11,139	8,222
Electronic Systems	10,053	7,488
Aerostar	3,989	2,431
Sold Businesses	—	1,061

Total	$36,942	$30,974

OPERATING INCOME (LOSS)
Flow Controls	$3,619	$4,205
Engineered Films	2,999	2,399
Electronic Systems	1,097	208
Aerostar	312	(191)
Sold Businesses	(20)	70

	8,007	6,691
Administrative and general expenses	(1,463)	(1,387)

Total	$6,544	$5,304

(5) Financing Transactions

The company has an uncollateralized credit agreement providing a line of credit of $7.0 million which expires in July 2003. Letters of credit totaling $1.8 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. No borrowings were outstanding on the line at April 30, 2003. The company intends to renew the line of credit upon expiration for an additional one-year term.

(6)  New Accounting Standards

On May 15, 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The company will adopt the Statement as required during fiscal 2004, with no anticipated impact on the consolidated financial statements.

(7)  Short-term Investments

At April 30, 2003, the company has invested $4.0 million of excess cash into certificates of deposit with face values of $100,000 and rates ranging from 1.55% to 2.15%. The investments have varying maturity dates which extend over the next 12 months.

(8)  Stock Options

Effective February 1, 2002, the company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and began expensing the cost of stock options. Under the modified prospective method of adoption selected by the company pursuant to the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Compensation expense of $26,000 and $13,000 was recognized for the three months ended April 30, 2003 and 2002, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets throughout North America. The company operates three divisions (Flow Controls, Engineered Films and Electronic Systems) in addition to a wholly owned subsidiary, Aerostar International, Inc. (Aerostar). Flow Controls produces flow control devices and global positioning location and navigation devices for precision agriculture and turf management. Engineered Films produces reinforced plastic sheeting for industrial, construction and agriculture applications and high altitude balloons for public and commercial research. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar produces custom-shaped advertising inflatables and other sewn and sealed products.

RESULTS OF OPERATIONS

CONSOLIDATED

Earnings for the three months ended April 30, 2003 reached a record level of $4.2 million, a 21.0% increase over earnings of $3.5 million for the three months ended April 30, 2002. Diluted earnings per share (EPS) was $0.45 for the quarter, compared to diluted EPS of $0.37 for the quarter ended April 30, 2002. The strong earnings growth was a result of higher sales levels and the associated gross profits.

Consolidated sales of $36.9 million for the current quarter grew $6.0 million over sales for the quarter ended April 30, 2002. Engineered Films, Electronic Systems and Aerostar segments all had double-digit percentage increases in sales, while Flow Controls’ sales remained flat and margins decreased slightly.

Operating income increased $1.2 million for the quarter, when compared to the quarter ended April 30, 2002, to reach $6.5 million. As with sales, all the operating segments except Flow Controls posted increases, driven largely by gross margin gains. As a percentage of sales, gross profit margins declined slightly from 26.3% to 25.5%. Gross profit percentages declined in Engineered Films and Flow Controls, but were partially offset by improvements in Electronic Systems and Aerostar. Consolidated selling, general and administrative expenses, net of gains from sale of assets, were basically flat, increasing only $47,000.

Consolidated interest expense and other income are composed of interest expense from capital leases and interest income earned on excess cash. Other income and interest expense remained flat between the quarters. The higher effective income tax rate is due to the reduced impact of graduated rates due to higher taxable income. State income taxes also increased.

FLOW CONTROLS

Sales for the segment were flat for the quarter ended April 30, 2003 at $11.8 million; an $11,000 decrease over sales for the quarter ended April 30, 2002. The main driver of the reduced sales was a delay in shipping under a special order for chemical injection systems. Shipments for the first quarter were down $500,000 in comparison to the first quarter of fiscal 2003 shipments under a similar order. This decrease was countered by an increase in precision agriculture product sales. The segment is expected to have an unusually strong second quarter of fiscal 2004 as the remainder of the special order for chemical injection systems ships.

Operating income of $3.6 million for the quarter declined $586,000 or 13.9% compared to the quarter ended April 30, 2002. Most of the decrease is a result of a decline in gross margins. The delay in chemical injection system shipments, pricing pressures, an overall shift in product mix and increased research and development expenses resulted in lower gross margins. As a percentage of sales, gross profit margins decreased from 38.7% to 35.2%. Selling expenses were higher due to personnel, advertising and travel expenses associated with the new precision-agriculture distribution plan.

ENGINEERED FILMS

Segment sales grew 35.5% over first quarter 2002 sales of $8.2 million to reach $11.1 million. A variety of factors contributed to the increase, principally a rise in pit lining due to increased oil drilling activity; higher sales levels due to announced price increases; and increased capacity from the addition of an extrusion line in the fourth quarter of fiscal 2003.

For the three months ended April 30, 2003, operating income grew $600,000, 25.0%, to $3.0 million when compared to income for the same period ended April 30, 2002. The growth was from increased sales levels which produced similar growth in gross margins, partially offset by an increase in selling expenses. As a percentage of sales, gross profit margins declined from 35.0% to 32.1%. This decline is a result of increasing raw material costs, although costs have not increased as much as originally anticipated. Maintenance of gross profit margin rates depends on the segment’s ability to introduce new products and maintain its pricing strategy in a volatile market. Selling expenses increased as the segment promoted new products and its new production capacity.

ELECTRONIC SYSTEMS

Sales of $10.1 million increased $2.6 million in the current quarter as compared to the quarter ended April 30, 2002. Expansion of business with current customers was the driver of the increase. Growth was particularly strong in the customers acquired with the System Integrators acquisition of December 2001.

Operating income for the quarter reached $1.1 million versus $208,000 for the quarter ended April 30, 2002. Gross profit margins as a percentage of sales increased from 5.5% to 12.6%. The gross margin improvement is a result of the expanded sales levels, improved efficiencies through experience with the customers and continued process improvements. Selling expenses were lower due to lower personnel costs.

AEROSTAR

This segment experienced substantial improvements in sales levels and profitability as compared to the quarter ended April 30, 2002. Sales grew 64.1% or $1.6 million to $4.0 million. The majority of the growth is a result of shipments under the $7.65 million US Army parachute contract secured in June 2002.

Operating income was $312,000 for the current quarter ended April 30, 2003, compared to a loss of $191,000 for the quarter ended April 30, 2002. Both gross margin gains and a decline in selling expenses contributed to the rise. Gross margin improvements caused the majority of the operating income increase, with a special promotion for hot air balloons resulting in $120,000 of margin gains. As a percentage of sales, gross margin improved from 3.1% to 11.3% due to a reduced cost structure and improved product mix. Selling expenses declined sharply as the result of reorganization that occurred throughout fiscal 2003.

SOLD BUSINESSES

This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for the three months ended April 30, 2003 was an additional $20,000 provision for estimated remaining costs associated with sold operations. The results for the three months ended April 30, 2002 include the activities of the Industrial Controls Division of Beta Raven whose operations were sold in May 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

Net cash provided by operations was basically even between the quarters, decreasing only $211,000 to $5.2 million for the three months ended April 30, 2003. Accounts receivable increased with the rising sales levels, particularly in Engineered Films and Electronic Systems, as compared to a decline for the three months ended April 30, 2002. Inventory cash flows increased, as inventory turns improved in Electronic Systems and Aerostar. Customer advances from a special order for chemical injection systems contributed to cash flows in the quarter-ended April 30, 2003.

Total cash, cash equivalents and short-term investments at April 30, 2003 were $12.2 million, as compared to $9.2 million at January 31, 2003 and $10.2 million at April 30, 2002. The increase in cash since January 31 is largely a result of seasonal accounts receivable collections. As compared to April 30, 2002 balances, cash and investments are higher principally as a result of strong operating cash flow, partially offset by capital expenditures, stock repurchases and dividends. The company expects that current cash and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

Net cash used in investing activities was $553,000, less than half of the cash expended for the three months ended April 30, 2002. Capital expenditures in fiscal 2003 included costs for the addition of an extruder and associated equipment and building. No large-scale capital projects are planned for fiscal 2004.

Financing activities used $1.6 million of cash during the three months ended April 30, 2003 versus $1.5 million for the three months ended April 30, 2002. The company continued to pay dividends and repurchase stock as the principal financing activities. Quarterly dividends per share increased 14.3% from $.07 to $.08, beginning with the April 15, 2003 quarterly payment.

At April 30, 2003, the company had no borrowings outstanding on its line of credit. The line expires in July 2003 and the company anticipates renewing the line for an additional year. The company’s remaining debt includes capital leases assumed in the acquisition of Starlink, Inc. and System Integrators, Inc. in December 2001.

NEW ACCOUNTING STANDARDS

On May 15, 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after June 15, 2003. The company will adopt the Statement as required during fiscal 2004, with no anticipated impact on the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company’s debt consists of capital leases, all of which have fixed interest rates. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company has no derivative contracts or transactions denominated in foreign currencies.

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

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. (a) Exhibits Filed:

99.1 Certification Pursuant to Section 906 of Sarbanes-Oxley Act

(b) Reports on Form 8-K:

We furnished a Form 8-K dated May 19, 2003 to disclose our first quarter press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC

/s/ Thomas Iacarella

Thomas Iacarella
Vice President & CFO, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: June 11, 2003

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Ronald M. Moquist

Ronald M. Moquist
President and Chief Executive Officer

I, Thomas Iacarella, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Raven Industries, Inc.;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Thomas Iacarella

Thomas Iacarella
Vice President and Chief Financial Officer