Form 10-Q
period 2003-07-31
RAVEN INDUSTRIES INC
filed 2003-09-05
CIK 82166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark (‘x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

As of August 29, 2003 there were 9,023,191 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

INDEX

Page

Part I — Financial Information
Item 1. — Consolidated Financial Statements
Consolidated Balance Sheets as of July 31, 2003, January 31, 2003, and July 31, 2002	3
Consolidated Statements of Income for the three and six month periods ended July 31, 2003 and 2002	4
Consolidated Statements of Cash Flows for the six month periods ended July 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-8
Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-11
Item 3. — Quantitative and Qualitative Disclosures about Market Risks	12
Item 4. — Internal Controls and Procedures	12
Part II — Other Information
Item 1. — Legal Proceedings	13
Item 4. — Submission of Matters to a Vote of Security Holders	13
Item 6. — Exhibits and Reports on Form 8-K	13
Signatures	13

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)

	July 31, 2003	Jan 31, 2003	July 31, 2002

ASSETS
Cash and cash equivalents	$15,902	$5,217	$12,495
Short-term investments	4,000	4,000	—
Accounts receivable, net of allowance for doubtful accounts of $270, $240 and $285, respectively	13,752	16,468	13,310
Inventories:
Materials	11,448	13,801	12,120
In process	1,955	2,275	1,813
Finished goods	2,331	5,290	3,535

Total inventories	15,734	21,366	17,468
Deferred income taxes	1,484	1,493	1,822
Prepaid expenses and other current assets	805	807	810

Total current assets	51,677	49,351	45,905

Property, plant and equipment	45,013	45,493	42,913
Accumulated depreciation	(29,608)	(29,038)	(28,013)

Property, plant and equipment, net	15,405	16,455	14,900
Goodwill, net	5,933	5,933	5,930
Amortizable intangible assets, net	892	937	1,142
Other assets, net	130	140	1,038

Total assets	$74,037	$72,816	$68,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Note payable	$—	$—	$575
Current portion of long-term debt	112	119	116
Accounts payable	2,420	5,291	3,011
Accrued 401(k) contributions	492	782	444
Income taxes payable	789	276	337
Customer advances	497	600	454
Accrued liabilities	5,620	6,099	5,931

Total current liabilities	9,930	13,167	10,868
Long-term debt, less current portion	98	151	213
Other liabilities, primarily compensation and benefits	1,440	1,262	1,631

Total liabilities	11,468	14,580	12,712

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 15,895,353; 15,855,630 and 15,805,914 (7,902,957 pre-split), respectively	15,895	15,856	7,903
Paid in capital	431	340	1,966
Retained earnings	83,049	77,153	79,216

	99,375	93,349	89,085
Less treasury stock, at cost, 6,883,443; 6,789,268 and 6,637,638 (3,318,819 pre-split) shares, respectively	36,806	35,113	32,882

Total stockholders’ equity	62,569	58,236	56,203

Total liabilities and stockholders’ equity	$74,037	$72,816	$68,915

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(in thousands except per share data)

	For the Three Months		For the Six Months
	Ended		Ended

	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Net sales	$36,110	$29,692	$73,052	$60,666
Cost of sales	28,299	23,696	55,804	46,520

Gross profit	7,811	5,996	17,248	14,146
Selling, general and administrative expenses	2,766	2,568	5,668	5,414
Gain (loss) on sale of businesses and assets	(108)	104	(99)	104

Operating income	4,937	3,532	11,481	8,836
Interest expense	(10)	(16)	(22)	(31)
Other income, net	49	53	73	84

Income before income taxes	4,976	3,569	11,532	8,889
Income taxes	1,813	1,249	4,186	3,111

Net income and comprehensive income	$3,163	$2,320	$7,346	$5,778

Net income per common share:
Basic	$0.35	$0.25	$0.81	$0.63
Diluted	$0.34	$0.25	$0.79	$0.61
Cash dividend paid per common share	$0.08	$0.07	$0.16	$0.14

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)

	For the Six Months Ended

	July 31, 2003	July 31, 2002

Cash flows from operating activities:
Net income	$7,346	$5,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,939	1,664
Amortization	228	219
Provision for losses on accounts receivable, net of recoveries	18	4
Gain (loss) on sale of businesses and assets	99	(104)
Deferred income taxes	117	199
Stock compensation expense	53	27
Change in operating assets and liabilities, net of effects from acquisition and sale of businesses:
Accounts receivable	2,698	2,743
Inventories	5,632	1,220
Prepaid expenses and other assets	(448)	(440)
Operating liabilities	(2,962)	(2,452)
Other, net	—	3

Net cash provided by operating activities	14,720	8,861

Cash flows from investing activities:
Capital expenditures	(908)	(2,601)
Proceeds from sale of businesses and assets	210	577
Purchase of short-term investments	(1,600)	—
Sale of short-term investments	1,600	—
Other, net	(193)	8

Net cash provided by (used in) investing activities	(891)	(2,016)

Cash flows from financing activities:
Issuance of short-term debt	—	575
Long-term debt principal payments	(60)	(78)
Proceeds from exercise of stock options	59	47
Dividends paid	(1,450)	(1,286)
Purchase of treasury stock	(1,693)	(1,093)
Other, net	—	7

Net cash provided by (used in) financing activities	(3,144)	(1,828)

Net increase (decrease) in cash and cash equivalents	10,685	5,017
Cash and cash equivalents at beginning of period	5,217	7,478

Cash and cash equivalents at end of period	$15,902	$12,495

Supplemental cash flow information
Cash paid for:
Income taxes	$2,929	$2,494
Interest	$12	$22

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and six-month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The January 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2003.

(2) Reclassifications

Certain reclassifications have been made to the July 31, 2002 consolidated balance sheet and the consolidated statement of income and cash flows for the six months ended July 31, 2002, to conform to the presentation as of July 31, 2003 and for the six months then ended. Such reclassifications had no effect on net income as previously reported.

(3) Earnings Per Share

Details of the earnings per share computation are presented below:

(in thousands except per share data)

	For the Three Months		For the Six Months
	Ended		Ended

	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

Net income	$3,163	$2,320	$7,346	$5,778

Weighted average common shares outstanding	9,037	9,178	9,055	9,183
Dilutive impact of stock options	196	230	191	234

Weighted average common and common-equivalent shares outstanding	9,233	9,408	9,246	9,417

Net income per share:
Basic	$0.35	$0.25	$0.81	$0.63
Diluted	$0.34	$0.25	$0.79	$0.61

(4) Segment Reporting

The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(in thousands)

	For the Three Months		For the Six Months
	Ended		Ended

	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002

NET SALES
Flow Controls	$9,044	$4,167	$20,805	$15,939
Engineered Films	11,186	11,130	22,325	19,352
Electronic Systems	11,676	10,920	21,729	18,408
Aerostar	4,204	3,222	8,193	5,653
Sold Businesses	—	253	—	1,314

	$36,110	$29,692	$73,052	$60,666

OPERATING INCOME (LOSS)
Flow Controls	$1,286	$(26)	$4,905	$4,179
Engineered Films	3,000	3,596	5,999	5,995
Electronic Systems	1,625	1,174	2,722	1,382
Aerostar	615	(107)	927	(298)
Sold Businesses	(260)	59	(280)	129

	6,266	4,696	14,273	11,387
Administrative and general expenses	(1,329)	(1,164)	(2,792)	(2,551)

	$4,937	$3,532	$11,481	$8,836

(5) Financing Transactions

The company has an uncollateralized credit agreement providing a line of credit of $7.0 million which expires in July 2004. Letters of credit totaling $1.8 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. No borrowings were outstanding on the line at July 31, 2003.

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

(7) Short-term Investments

At July 31, 2003, the company has invested $4.0 million of excess cash into certificates of deposit with face values of $100,000 and rates ranging from 1.30% to 2.10%. The investments have varying maturity dates which extend over the next 12 months.

(8) Stock Options

Effective February 1, 2002, the company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and began expensing the cost of stock options. Under the modified prospective method of adoption selected by the company pursuant to the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” compensation cost recognized is the same as that which would have been recognized had the recognition provisions of SFAS No. 123 been applied from its original effective date. Compensation expense of $27,000 and $53,000 was recognized for the three and six months ended July 31, 2003, and compensation expense of $13,000 and $27,000 was recognized for the three and six months ended July 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets throughout North America. The company operates three divisions (Flow Controls, Engineered Films and Electronic Systems) in addition to a wholly owned subsidiary, Aerostar International, Inc. (Aerostar). Flow Controls produces flow control devices and global positioning location and navigation devices for precision agriculture and turf management. Engineered Films produces reinforced plastic sheeting for industrial, construction, and agriculture applications and high altitude balloons for public and commercial research. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar produces custom-shaped advertising inflatables and other sewn and sealed products.

RESULTS OF OPERATIONS

CONSOLIDATED

Earnings of $3.2 million for the quarter ended July 31, 2003 exceeded earnings for the second quarter of fiscal 2003 by 36.3%. Higher sales levels and gross profit growth and improvement drove the increase in earnings. Diluted earnings per share were $0.34 for the quarter as compared to $0.25 for the quarter ended July 31, 2002. Earnings for the six months ended July 31, 2003 reached $7.3 million, a $1.5 million growth over earnings of $5.8 million for the six months ended July 31, 2002. As with the quarter, sales levels were pushed higher with corresponding increases in gross profit. Diluted per share earnings grew 29.5% from $0.61 for the period ended July 31, 2002 to $0.79 for the six months ended July 31, 2003.

Consolidated sales for the current quarter of $36.1 million were $6.4 million or 21.6% above sales for the quarter ended July 31, 2002. Flow Controls sales increases accounted for over 75% of the growth, accompanied by revenue growth in Electronics Systems and Aerostar. For the six months ended July 31, 2003, consolidated sales reached $73.1 million, posting an increase of $12.4 million over sales for the same period in 2002. All the divisions posted double-digit growth, with the only decline in sales between the periods resulting from the Beta Raven operations sold in May 2002.

For the quarter ended July 31, 2003, consolidated operating income grew $1.4 million to $4.9 million as compared to $3.5 million for the quarter ended July 31, 2002. Flow Controls was the main contributor to the increase, improving operating income by $1.3 million. Electronic Systems performed well, increasing operating income by $451,000 and Aerostar grew $722,000. These increases were partially offset by a decline within Engineered Films, a rise in administrative expenses, and additional losses from sold businesses. As a percentage of sales, gross profits were 21.6%, an increase over 20.2% for the quarter ended July 31, 2002. Operating income for the six months ended July 31, 2003 grew 29.9% from $8.8 million for the six months ended July 31, 2002 to $11.5 million. Electronic Systems nearly doubled their operating income between the periods, reaching $2.7 million for the six months ended July 31, 2003, while Aerostar moved from an operating loss of $298,000 to income of $927,000. Flow Controls increased 17.4% while Engineered Films remained flat and administrative expenses and expenses from sold businesses increased. Gross profits as a percentage of sales remained steady at 23.6% as compared to 23.3% for the six months ended July 31, 2002.

Consolidated interest expense from capital leases, and other income, mainly from excess cash investments, remained steady between the quarter and six months ended July 31, 2003 as compared to

July 31, 2002. Income tax expense increased for both the quarter and six months ended due to higher state taxes, higher taxable income, and reduced impact from graduated rates.

FLOW CONTROLS

Sales grew $4.8 million to $9.0 million for the quarter ended July 31, 2003 as compared to the quarter ended July 31, 2002. This growth was a result of $3.9 million in final shipments of a special-order chemical injection system and increased sales of other precision agriculture products. For the six months ended July 31, 2003, sales were $20.8 million, a $4.9 million increase above sales for the same period of 2002. The special-order chemical injection systems accounted for a $3.4 million increase over similar sales for the six months ended July 31, 2002. Augmenting that increase was continued growth in precision agriculture products.

Operating income increased from a loss of $26,000 for the quarter ended July 31, 2002 to $1.3 million of income for the current quarter end. Gross profit growth produced the increase, with a slight offset from an increase in selling expenses mainly associated with a new precision agriculture distribution plan. As with sales, most of the gross profit growth resulted from the special-order chemical injection system, and increased precision agriculture product sales. As a percentage of sales, gross profits rose from 10.2% to 20.2%, reflecting the impact of increased sales during the traditional seasonal low point for this division. Operating income of $4.9 million for the six months ended July 31, 2003 increased $726,000 over income of $4.2 million for the six months ended July 31, 2002. As with the quarter, the special-order shipments and precision agriculture growth were the main drivers, offset by a rise in research and development expenses and increased selling expenses. Gross profits as a percentage of sales were 28.7% for the current six months ended versus 31.2% for the six months ended July 31, 2002. Pricing pressures have negatively impacted some sales, pulling down overall gross profit percentages.

ENGINEERED FILMS

Sales for the division of $11.2 million were flat between the quarter ended July 31, 2003 and July 31, 2002. Research balloon sales declined from second quarter 2002 due to the absence of foreign balloon orders, and construction and agricultural markets were down. These declines were countered by increased pit lining for oil exploration, manufactured housing and industrial and vapor barrier sales. Sales levels for the six months ended July 31, 2003 rose 15.4% to $22.3 million from $19.4 million in sales for the six months ended July 31, 2002. Pit lining and industrial sales along with new products increased sales levels while a decline in research balloon sales partially offset those gains.

Operating income declined 16.6% for the quarter as compared to the three months ended July 31, 2002. Income of $3.0 million was negatively impacted by a decline in gross profits due to higher resin prices and an increase in selling expenses. Gross profits as a percentage of sales dropped from 36.6% to 31.7% for the quarters ended July 31, 2003 and 2002, respectively. Resin prices in the second quarter of fiscal 2002 were at a low point, enabling the division to boost gross profits as opposed to the current quarter. Operating income was $6.0 million for the six months ended July 31, 2003 and 2002. The sales growth did not result in similar sized gross profit growth due to higher resin prices which cut into the gross profits. As a percentage of sales gross profits declined from 35.9% for the six months ended July 31, 2002 to 31.9% for the current six months ended. A rise in selling expenses offset the gross profit gains resulting in flat operating income.

ELECTRONIC SYSTEMS

Division quarterly sales increased 6.9% to $11.7 million as compared to second quarter sales for fiscal 2003. The division has maintained its limited number of customers with new or expanded contracts from those customers coming on-line as others end. Sales for the six months ended July 31, 2003 were $21.7 million, a $3.3 million increase over six month sales as of July 31, 2002.

Operating income was $1.6 million for the quarter; a 38.4% increase over operating income of $1.2 million for the quarter ended July 31, 2002. All the growth was attributable to gross profit increases. The division has focused on high-quality customers and profitable contracts which is reflected in the increased operating income. As a percentage of sales, gross profits also improved from 12.4% in the three months ended July 31, 2002, to 15.5% for the current quarter ended. Operating income for the six months ended nearly doubled, rising from $1.4 million for the six months ended July 31, 2002 to $2.7 million. As with the quarter, gross profit gains accounted for the growth, accompanied by a slight decrease in selling expenses. Gross profit as a percentage of sales improved from 9.6% to 14.1% for the six months ended July 31, 2002 and 2003, respectively.

AEROSTAR

Sales improved 30.5% for the quarter ended July 31, 2003, to $4.2 million as compared sales for the quarter ended July 31, 2002. A US government contract for cargo parachutes produced $1.7 million of sales for the current quarter, tempered by decreases in revenues from commercial outerwear product lines which have been discontinued. Sales for the current six months ended were $8.2 million, a $2.5 million increase over sales for the six months ended July 31, 2002. As with the quarter, shipments under the cargo parachute contract and discontinued commercial product lines accounted for the changes, in addition to increases in contract outerwear products and a hot air balloon promotion.

Operating income of $615,000 for the quarter resulted from gross profit gains, improving on the operating loss of $107,000 for the quarter ended July 31, 2002. Included in operating income for the current quarter was a gain of $152,000 on the sale of a sewing plant closed during fiscal year 2003. As a percentage of sales, gross profits were 14.9% for the current quarter versus 4.5%. Gross profits for the quarter ended July 31, 2002 were negatively impacted by a charge for inventory write-downs. Gross profit on the cargo parachute contract was responsible for the remaining increase. Operating income for the six months ended July 31, 2003 was $927,000 versus a loss of $298,000 for the six months ended July 31, 2002. Gross profit percentages improved from 3.9% for the six months ended July 31, 2002 to 13.2% for the current six months ended. Profit from the cargo parachute contract, contract outerwear, and hot air balloons positively impacted gross profits while lower selling expenses and the plant sale gain also added to operating income.

SOLD BUSINESSES

This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for the three months ended July 31, 2003 was an additional $260,000 provision ($280,000 for the six months ended) for changes in estimated remaining costs resulting from new information received by the company from its advisors. The results for the three and six months ended July 31, 2002 include the activities of the Industrial Controls Division of Beta Raven whose operations were sold in May 2002.

OUTLOOK

The company anticipates third quarter results will show little growth as compared to fiscal 2003’s third quarter. The Flow Controls division completed its special-order systems shipments in the second quarter, and now must work to replace those sales with an expansion of new product sales while investing in its new precision agriculture distribution plan. Engineered Films will continue to be sensitive to fluctuations in raw material costs, which are higher now and will likely continue to constrain profitability through the third quarter. Electronic Systems’ turnaround in operations was evident in the quarter ended October 31, 2002 results. Having maintained that improvement, favorable comparisons will become more challenging. Aerostar’s fiscal 2003 restructuring has enabled the subsidiary to return to profitability, a trend that is anticipated to continue with the third quarter results. The company anticipates fourth quarter results to be stronger than the quarter ended January 31, 2003 as new contacts in Electronic Systems and higher sales in Engineered Films combine with significantly improved profit levels at Aerostar.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

Cash flows from operations were $14.7 million for the six months ended July 31, 2003, a $5.8 million increase over operating cash flows of $8.9 million for the six months ended July 31, 2002. Net income and reduced working capital requirements primarily related to inventories accounted for the rise. Inventory reductions increased $4.4 million due mainly to reductions in Flow Controls inventory levels, and improved turns in Electronic Systems and Aerostar inventories.

Total cash, cash equivalents, and short-term investments reached $19.9 million as of July 31, 2003, reflecting a $10.7 million increase over January 31, 2003 levels. Along with cash generated by the company’s increased net income, the cash available from January 2003 to July 2003 reflects the seasonality of the business as accounts receivable collections are strong in the first and second quarters, and inventories are at reduced levels. As compared to the July 31, 2002 balance of $12.5 million, cash and short-term investment levels at July 31, 2003 increased $7.4 million. Cash flows generated by operations have been strong while cash has continued to be used for stock repurchases, capital expenditures and dividends.

The company expects that current cash and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

Cash used for investing activities decreased $1.1 million for the six months ended July 31, 2003 as compared to cash used of $2.0 million for the six months ended July 31, 2002. The reduction was a result of reduced capital expenditures and proceeds from asset sales. Results for the six months ended July 31, 2002 included proceeds from the sale of Beta Raven and costs incurred for new film extrusion capacity for Engineered Films and associated equipment and building modifications. In August 2003, the company purchased, for approximately $1.0 million, a building the Engineered Films division had previously been leasing.

Financing activities used $3.1 million in cash for the six months ended July 31, 2003. The principal activities continued to be the payment of dividends and repurchases of stock. There were no short-term borrowings, compared to $575,000 drawn during the six months ended July 31, 2002 for Aerostar operations.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a—15(e) and 15d—15(e), as of July 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

The company’s annual meeting of stockholders was held on May 21, 2003. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld

Anthony W. Bour	7,976,525.714	36,192.347
David A. Christensen	7,673,732.714	338,985.347
Thomas S. Everist	7,902,635.714	110,082.347
Mark E. Griffin	7,975,925.714	36,792.347
Conrad J. Hoigaard	7,974,579.714	38,138.347
Cynthia H. Milligan	7,974,575.714	38,142.347
Ronald M. Moquist	7,662,135.714	350,582.347

Item 5. Other Information: None

Item 6. (a) Exhibits Filed:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of Sarbanes-Oxley Act

(b) Reports on Form 8-K:

We furnished a Form 8-K dated May 19, 2003 under Items 7 and 12 to disclose our first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC

/s/ Thomas Iacarella Thomas Iacarella Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 5, 2003