Form 10-Q
period 2003-10-31
RAVEN INDUSTRIES INC
filed 2003-12-03
CIK 82166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [   ] No

Indicate by check mark (“x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). [ X ] Yes [   ] No

As of December 1, 2003 there were 9,025,449 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

INDEX

Page

Part I — Financial Information
Item 1. — Consolidated Financial Statements
Consolidated Balance Sheets As of October 31, 2003, January 31, 2003, and October 31, 2002	3
Consolidated Statements of Income For the three and nine month periods ended October 31, 2003 and 2002	4
Consolidated Statements of Cash Flows For the nine month periods ended October 31, 2003 and 2002	5
Notes to Consolidated Financial Statements	6-8
Item 2. — Management’s Discussion and Analysis of
Financial Condition and Results of Operations	8-12
Item 3. — Quantitative and Qualitative Disclosures about Market Risks	12
Item 4. — Internal Controls and Procedures	12
Part II — Other Information
Item 1. — Legal Proceedings	13
Item 2. — Changes in Securities	13
Item 3. — Defaults upon Senior Securities	13
Item 4. — Submission of Matters to a Vote of Security Holders	13
Item 5. — Other Information	13
Item 6. — Exhibits and Reports on Form 8-K	13
Signatures	13

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)
ASSETS	Oct 31, 2003	Jan 31, 2003	Oct 31, 2002

Cash and cash equivalents	$15,264	$5,217	$6,115
Short-term investments	4,000	4,000	4,002
Accounts receivable, net of allowance for doubtful accounts of $290, $240 and $285, respectively	18,419	16,468	17,185
Inventories:
Materials	12,320	13,801	12,979
In process	2,236	2,275	1,962
Finished goods	2,407	5,290	3,410

Total inventories	16,963	21,366	18,351
Deferred income taxes	1,471	1,493	1,856
Prepaid expenses and other current assets	604	807	719

Total current assets	56,721	49,351	48,228

Property, plant and equipment	45,832	45,493	45,604
Accumulated depreciation	(29,975)	(29,038)	(29,023)

Property, plant and equipment, net	15,857	16,455	16,581
Goodwill, net	5,933	5,933	5,928
Amortizable intangible assets, net	821	937	1,039
Other assets	130	140	608

Total assets	$79,462	$72,816	$72,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$104	$119	$119
Accounts payable	4,647	5,291	4,429
Accrued 401(k) contributions	698	782	616
Income taxes payable	573	276	657
Customer advances	353	600	518
Accrued liabilities	6,251	6,099	6,607

Total current liabilities	12,626	13,167	12,946
Long-term debt, less current portion	75	151	183
Other liabilities, primarily compensation and benefits	1,442	1,262	1,636

Total liabilities	14,143	14,580	14,765

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 15,924,653; 15,855,630 and 15,812,472 (7,906,236 pre-split), respectively	15,925	15,856	7,906
Paid in capital	558	340	2,008
Retained earnings	86,139	77,153	81,788

	102,622	93,349	91,702
Treasury stock, at cost,6,902,943; 6,789,268 and 6,727,614 (3,363,807 pre-split) shares, respectively	(37,303)	(35,113)	(34,084)

Total stockholders’ equity	65,319	58,236	57,618

Total liabilities and stockholders’ equity	$79,462	$72,816	$72,383

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(in thousands except per share data)
	For the Three Months		For the Nine Months
	Ended		Ended

	Oct 31, 2003	Oct 31, 2002	Oct 31, 2003	Oct 31, 2002

Net sales	$36,081	$31,423	$109,133	$92,089
Cost of sales	26,862	24,091	82,666	70,611

Gross profit	9,219	7,332	26,467	21,478
Selling, general and administrative expenses	3,023	2,535	8,691	7,949
Gain (loss) on sale of businesses and assets	(75)	75	(174)	179

Operating income	6,121	4,872	17,602	13,708
Interest expense	(38)	(17)	(60)	(48)
Other income, net	43	84	116	168

Income before income taxes	6,126	4,939	17,658	13,828
Provision for income taxes	2,224	1,729	6,410	4,840

Net income and comprehensive income	$3,902	$3,210	$11,248	$8,988

Net income per common share:
Basic	$0.43	$0.35	$1.24	$0.98
Diluted	$0.42	$0.34	$1.22	$0.96

Cash dividend paid per common share	$0.09	$0.07	$0.25	$0.21

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)
	For the Nine Months Ended

	Oct 31, 2003	Oct 31, 2002

Cash flows from operating activities:
Net income	$11,248	$8,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,886	2,666
Amortization	346	329
Provision for losses on accounts receivable, net of recoveries	36	(112)
(Gain) loss on sale of businesses and assets	174	(179)
Deferred income taxes	91	344
Stock compensation expense	79	40
Change in operating assets and liabilities, net of effects from acquisition and sale of businesses:
Accounts receivable	(1,987)	(1,027)
Inventories	4,403	333
Prepaid expenses and other assets	(247)	(348)
Operating liabilities	(213)	272
Other, net	147	—

Net cash provided by operating activities	16,963	11,306

Cash flows from investing activities:
Capital expenditures	(2,454)	(5,292)
Proceeds from sale of businesses and assets	210	577
Purchase of short-term investments	(3,000)	(4,000)
Sale of short-term investments	3,000	—
Other, net	(240)	312

Net cash provided by (used in) investing activities	(2,484)	(8,403)

Cash flows from financing activities:
Issuance of short-term debt	—	725
Payment of short-term debt	—	(725)
Long-term debt principal payments	(91)	(99)
Proceeds from exercise of stock options	111	52
Dividends paid	(2,262)	(1,924)
Purchase of treasury stock	(2,190)	(2,295)

Net cash provided by (used in) financing activities	(4,432)	(4,266)

Net increase (decrease) in cash and cash equivalents	10,047	(1,363)
Cash and cash equivalents at beginning of period	5,217	7,478

Cash and cash equivalents at end of period	$15,264	$6,115

Supplemental cash flow information
Cash paid for:
Income taxes	$5,214	$3,731
Interest	45	35

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and nine-month periods ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004. The January 31, 2003 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2003.

(2) Reclassifications

Certain reclassifications have been made to the October 31, 2002 consolidated balance sheet and the consolidated statement of cash flows for the nine months ended October 31, 2002 to conform to the presentation as of October 31, 2003 and for the nine months then ended. Such reclassifications had no effect on net income as previously reported.

(3) Earnings Per Share

Details of the earnings per share computation are presented below:

(in thousands except per share data)
	For the Three Months		For the Nine Months
	Ended		Ended

	Oct 31, 2003	Oct 31, 2002	Oct 31, 2003	Oct 31, 2002

Net income	$3,902	$3,210	$11,248	$8,988

Weighted average common shares outstanding	9,023	9,136	9,044	9,167
Dilutive impact of stock options	210	230	202	235

Weighted average common and common-equivalent shares outstanding	9,233	9,366	9,246	9,402

Net income per share:
Basic	$0.43	$0.35	$1.24	$0.98
Diluted	$0.42	$0.34	$1.22	$0.96

(4) Segment Reporting

The company’s reportable segments are defined by their common technologies, production processes, and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(in thousands)
	For the Three Months		For the Nine Months
	Ended		Ended

	Oct 31, 2003	Oct 31, 2002	Oct 31, 2003	Oct 31, 2002

Net Sales
Flow Controls	$8,186	$6,690	$28,991	$22,629
Engineered Films	12,688	10,706	35,013	30,058
Electronic Systems	10,480	10,404	32,209	28,812
Aerostar	4,727	3,623	12,920	9,276
Sold Businesses	—	—	—	1,314

	$36,081	$31,423	$109,133	$92,089

Operating Income (Loss)
Flow Controls	$2,383	$1,589	$7,288	$5,768
Engineered Films	2,963	2,982	8,962	8,977
Electronic Systems	1,603	1,332	4,325	2,714
Aerostar	640	103	1,567	(195)
Sold Businesses	(75)	75	(355)	204

Total Segment Income	7,514	6,081	21,787	17,468
Administrative and general expenses	(1,393)	(1,209)	(4,185)	(3,760)

Total Company	$6,121	$4,872	$17,602	$13,708

(5) Financing Transactions

The company has an uncollateralized credit agreement providing a line of credit of $7.0 million which expires in July 2004. Letters of credit totaling $1.8 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. No borrowings were outstanding on the line at October 31, 2003.

(6) New Accounting Standards

On May 15, 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after December 15, 2003. The company adopted the Statement as required during fiscal 2004, with no impact on the consolidated financial statements.

(7) Short-term Investments

At October 31, 2003, the company has invested $4.0 million of excess cash into certificates of deposit with face values of $100,000 and rates ranging from 1.30% to 1.90%. The investments have varying maturity dates which extend over the next 12 months.

(8) Stock Options

Effective February 1, 2002, the company adopted the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and began expensing the cost of stock options. Under the modified prospective method of adoption selected by the company pursuant to the provisions of SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure,” compensation cost recognized is the same as that which would have been recognized had the recognition provisions of

SFAS No. 123 been applied from its original effective date. Compensation expense of $26,000 and $79,000 was recognized for the three and nine months ended October 31, 2003, and compensation expense of $13,000 and $40,000 was recognized for the three and nine months ended October 31, 2002.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction, and military/aerospace markets throughout North America. The company operates three divisions (Flow Controls, Engineered Films, and Electronic Systems) in addition to a wholly owned subsidiary, Aerostar International, Inc. (Aerostar). Flow Controls produces flow control devices and global positioning location and navigation devices for precision agriculture and turf management. Engineered Films produces reinforced plastic sheeting for industrial, construction, and agriculture applications and high altitude balloons for public and commercial research. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar produces custom-shaped inflatables and other sewn and sealed products for military and commercial applications.

RESULTS OF OPERATIONS

CONSOLIDATED

Earnings for the third quarter ended October 31, 2003 of $3.9 million topped the fiscal 2003 third quarter earnings by $692,000. Diluted earnings per share were $0.42 versus $0.34. Increased sales levels and resulting gross profit gains pushed the earnings growth. Earnings of $11.2 million for the nine months ended grew $2.3 million over nine-month earnings for fiscal 2003. As with the quarter, higher sales and gross profit levels resulted in record earnings. Earnings per share on a diluted basis were $1.22, a $0.26 increase over diluted earnings per share of $0.96 for the nine months ended October 31, 2003.

Consolidated sales reached $36.1 million, a 14.8% increase over sales for the quarter ended October 31, 2002. Sales for all segments grew from increased market penetration due to new product introductions and orders. On a nine-month basis, consolidated sales grew $17.0 million to $109.1 million for the period ended October 31, 2003 as compared to the nine months ended October 31, 2002. As with the quarter, all the segments experienced sales growth, but current results were partially offset by the loss of $1.3 million in sales from sold businesses in the prior year.

Consolidated operating income of $6.1 million for the current quarter topped fiscal 2003’s third quarter by 25.6% or $1.2 million. Flow Controls, Electronic Systems, and Aerostar all posted large gains in operating income, while Engineered Films declined slightly. Consolidated administrative expenses increased $184,000. Losses from previously sold businesses of $75,000 represent a provision for estimated open costs at those businesses. Included in the third quarter October 2002 results was a gain, related to a sold business, from collection of a receivable for which an allowance had been recorded, partially reduced by provision for costs at sold businesses. Consolidated gross profit as a percentage of sales increased from 23.3% to 25.6% for the same periods, driving the operating income growth. Operating income for the nine months ended October 31, 2003 reached $17.6 million compared to income of $13.7 million for the nine months ended October 31, 2002. Similar to the quarter, Flow Controls, Electronic Systems, and Aerostar all achieved substantial gains in operating income, particularly at Aerostar. Engineered Film’s operating income dipped slightly ($15,000) and consolidated administrative expenses increased $425,000. Additional provisions of $355,000 for open issues at previously sold businesses were incurred in the nine months ended October 2003, while prior year results included a gain of $104,000 from the sale of Beta Raven operations in May 2002 and a gain from a note receivable discount subsequently collected. Gross profit as a percentage of sales of 24.3% for the current nine months ended was slightly ahead of the 23.3% achieved for the nine months ended October 31, 2002, with all segments improving except Engineered Films.

Consolidated interest expense and other income declined from income of $67,000 to income of $5,000 from the quarter ended October 31, 2002 as compared to October 31, 2003. The decline was due primarily to interest expense incurred on payments related to a previously accrued tax dispute settlement, while interest income declined as a result of continued lower interest rates. On a nine-month basis, interest expense and other income decreased from $120,000 for the period ended October 31, 2002 to $56,000 for the current nine-month period. Lower interest rates on invested funds reduced income, while interest expense increased slightly, partially offset by lower interest from the absence of any short-term borrowings during fiscal 2004. Income tax expense increased for the three and nine-month periods ended October 31, 2002 from $1.7 million and $4.8 million to $2.2 million and $6.4 million for the current three and nine-month periods ended. Higher taxable income as earnings have increased, a reduced impact from graduated rates, and higher state taxes have increased the income tax expense incurred.

FLOW CONTROLS

Sales of $8.2 million for the current quarter were 22.4% higher than sales for the quarter ended October 31, 2002. Stronger market share of the standard application control products, and increased volume in GPS and higher-level precision agriculture products drove the growth. For the nine months ended October 31, 2003, sales were $29.0 million, $6.4 million higher than sales for the same period ended October 31, 2002. Increases as noted in the quarter, and special-order chemical injection systems shipped during the first half of fiscal 2004, which accounted for over half of the increase, resulted in the higher sales for the division.

Operating income for the current quarter increased 50.0% over the quarter ended October 31, 2002 at $2.4 million. The gross profit increases were partially offset by a substantial investment in the division’s precision agriculture marketing activities and resulting increase in selling expenses. As a percentage of sales, gross profit was 36.9% for the current quarter compared to 28.4% for the same period last year. The gain is a result of a shift in product mix with more influence from the higher-level precision agriculture products. Selling expense for the quarter ended October 31, 2002 was favorably impacted by the collection of a receivable for which an allowance had been recorded. Additionally, selling expenses were higher for personnel and advertising costs associated with the precision agriculture distribution plan. Operating income of $7.3 million for the nine months ended October 31, 2003 was $1.5 million higher than income for the same period of fiscal 2003. Gross profits grew as a result of increased sales and product mix, while selling expense increases partially offset the gains. Gross profit percentage of 31.0% for the nine months ended was slightly ahead of the 30.4% achieved for the nine months ended October 31, 2004.

ENGINEERED FILMS

For the three months ended October 31, 2003, sales increased $2.0 million to $12.7 million as compared to the quarter ended October 31, 2002. Pit lining and industrial markets drove the increase, while research balloon sales declined and construction and agriculture market sales have remained steady. Sales of $35.0 million for the current nine months ended were $5.0 million higher than sales for the same period in 2002. New product introductions, pit lining, and industrial sales growth increased sales, while a drop in research balloon sales reduced sales.

Operating income of $3.0 million was unchanged as compared to income for the three months ended October 31, 2002. The sales growth was countered by flat gross profits and a small increase in selling expenses. Gross profit as a percentage of sales was 27.8%, as compared to 32.9% for the quarter ended October 31, 2002. Increased raw material costs quarter over quarter negated the sales gains for the quarter. As for the nine months ended October 31, 2003, operating income of $9.0 million was flat compared to the nine months ended October 31, 2002. Similar to the quarter, raw material and increased selling personnel costs countered the sales growth, resulting in flat operating income. As a percentage of sales, gross profit declined between the periods from 34.8% to 30.4% due to a rise in raw material costs.

ELECTRONIC SYSTEMS

Segment sales of $10.5 million for the current quarter ended were just slightly ahead of sales for the third quarter of fiscal 2003 of $10.4 million. The timing of customer demand held sales growth back. During the third quarter ended October 31, 2002, the division had begun to realize increased sales and efficiencies from a reduced, selective customer base. That base has been maintained with new or expanded orders with those customers while other orders have expired. For the nine months ended October 31, 2003, sales were $32.2 million, 11.8% higher than sales for the same period of fiscal 2003. As with the quarter, new and expanded orders offset sales declines from orders that have been completed.

For the three months ended October 31, 2003, operating income was $1.6 million, a $271,000 increase over operating income for the same period of fiscal 2003. Growth in gross profits was offset by a slight increase in selling expenses. As a percentage of sales, gross profit improved from 14.8% to 17.5% due to improved production efficiencies, plant utilization, and warranty expense. Operating income of $4.3 million for the current nine months ended was 59.4% higher than income for the nine months ended October 31, 2002 of $2.7 million. All of the increase is due to growth in gross profits as selling expenses were relatively flat between the periods. Gross profit percentages improved from 11.5% for the nine months ended October 31, 2002 to 15.2% for the current period due to operating efficiencies and improvements in the customer base and orders.

AEROSTAR

Sales for the subsidiary increased 30.5% to $4.7 million for the quarter ended October 31, 2003. Revenues from the cargo parachute order of $2.0 million offset the decrease from discontinued product lines in commercial outerwear and scaled-back hot air balloon operations. For the nine months ended October 31, 2003, net sales were $12.9 million, a $3.6 million increase over sales for the same period in 2002. As with the quarter, revenues from the cargo parachute order ($5.0 million) countered the loss of sales from the discontinued commercial outerwear product lines.

Segment operating income for the current quarter increased $537,000 to $640,000 when compared to operating income for the quarter ended October 31, 2002. Gross profit more than doubled from the October 31, 2002 quarter-end, and selling expenses declined with the reduced product lines. As a percentage of sales, gross profit improved from 10.2% to 17.7%. The improvement was again attributable to the parachute order which improved from a loss position during the quarter ended October 31, 2002 due to start-up costs, to a profit position for the current quarter end. For the nine months ended October 31, 2003, operating income reached $1.6 million as compared to a loss of $195,000 for the same period of 2002. As with the quarter, the decline in selling expenses, particularly for the hot air balloon operations, and profit from the cargo parachute order resulted in higher operating income. Additionally, gains from the first and second quarter sales of a sewing plant and equipment positively impacted operating income. Gross profit as a percentage of sales improved to 14.8% as compared to 6.4% for the nine months ended October 31, 2002 mainly due again to the cargo parachute order. Results for the nine months ended October 31, 2002 also included a charge for inventory write-downs which negatively impacted gross profit.

SOLD BUSINESSES

This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues related to those businesses. Included in the results for the three months ended October 31, 2003 was an additional $75,000 accrual ($355,000 for the nine months ended) for changes in estimated remaining costs resulting from new information received by the company from its advisors. Results for the quarter ended October 31, 2002 included a gain from the collection of a previously discounted note receivable. The results for the nine months ended October 31, 2002 include the activities of the Industrial Controls Division of Beta Raven whose operations were sold in May 2002.

OUTLOOK

On a consolidated basis, the company anticipates fourth quarter results to exceed fiscal 2003 fourth quarter levels. The early orders for Flow Controls division products were strong, but the impact on fourth quarter sales is uncertain. Sales will depend on the level of re-orders and shipping dates. The division will continue to promote new products and execute their precision agriculture distribution plan. Engineered Films’ sales growth will likely continue, though fluctuating raw material costs could adversely affect profits. Electronic Systems has a number of orders coming on-line during the fourth quarter and Aerostar is expected to continue its turn towards profitability in fiscal 2004 with continued cargo parachute shipments and reduced selling expenses. The company will beat fiscal 2003 results, having exceeded fiscal 2003 net income already at the end of the third quarter of fiscal 2004. Management believes in the company’s long-term ability to sustain sales, earnings, and cash flow momentum. All four business segments are capable of solid, sustainable growth. However, management remains cautious in planning for early next year due to this year’s first-half sales of special Flow Controls division chemical injection systems that totaled $6 million and are not expected to recur. In addition, profit pressures continue due to volatile raw material prices in our Engineered Films division. While management is planning for another strong performance next year, the level of growth is expected to moderate somewhat in the first half.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

Operations generated $17.0 million of cash flows in the nine months ended October 31, 2003, $5.7 million higher than cash flows for the same period of fiscal 2003. Cash generated from inventory reductions, as well as net income increases resulted in the growth. Operating cash flows increased $4.1 million from a reduction in Flow Controls and Engineered Films inventory levels and a turnaround in Aerostar operations, while Electronic Systems inventory increased in anticipation of fourth quarter shipments.

The company has maintained a strong balance of adequate cash, cash equivalents, and short-term investments with $19.3 million as of October 31, 2003. This is a substantial increase over holdings of $9.2 million at January 31, 2003 and $10.1 million as of October 31, 2002. The growth from January to October 2003 is a result of increased earnings, minimal capital expenditures, and lower inventory levels. Compared to the October 31, 2002 balance, cash increases of $9.2 million are a result of similar factors.

The company expects that current cash and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

Cash used for investing activities of $2.5 million was a reduction of $5.9 million as compared to cash used of $8.4 million for the nine months ended October 31, 2002. Short-term investments of $4.0 million were made during 2002, in addition to increased capital expenditures for an extrusion line in the Engineered Films division. The company continues to seek new acquisitions and internal growth opportunities for investment wherever possible and feasible.

Dividend payments and stock repurchases were the principal financing activities for the nine months periods ended October 31, 2003 and 2002. Cash used for financing was $4.4 million and $4.3 million for the periods, respectively. The company intends to continue its practice of buying back stock whenever practical and increasing dividend payments.

NEW ACCOUNTING STANDARDS

On May 15, 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that three types of freestanding financial instruments be classified as liabilities: mandatorily redeemable shares; instruments that do or may require the issuer to buy back some of its shares in exchange for cash or assets; and obligations that can be settled with shares, the value of which is fixed, tied to a variable or varies inversely with the share price. The Statement is effective for all financial instruments modified or entered into after May 31, 2003 and otherwise effective for interim periods beginning after December 15, 2003. The company adopted the Statement as required during fiscal 2004, with no impact on the consolidated financial statements.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

Under the supervision of, and with the participation of, the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rules 13a—15(e) and 15d—15(e), as of October 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

             (b) Reports on Form 8-K:

                    We furnished a Form 8-K dated August 21, 2003 under Items 7 and 12 to disclose our second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC

/s/ Thomas Iacarella

Thomas Iacarella
Vice President and CFO, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Date: December 3, 2003