Form 10-K
period 2004-01-31
RAVEN INDUSTRIES INC
filed 2004-03-31
CIK 82166

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Common stock, $1 par value
(Title of each class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. [ X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark (“X”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.) [ X ] Yes [   ] No

The aggregate market value of the registrant’s common stock held by nonaffiliates at July 31, 2003 was approximately $170,159,626. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ National Market System, $21.78, on July 31, 2003, which was as of the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 25, 2004: 9,028,789.

DOCUMENTS INCORPORATED BY REFERENCE

The following terms — the company, Raven or the registrant — are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report, unless the context indicates otherwise.

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant’s Annual Report to Shareholders for the year ended January 31, 2004 and the Proxy Statement for the registrant’s 2004 annual meeting, a definitive copy of which will be filed in April 2004. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the registrant’s Annual Report to Shareholders for the year ended January 31, 2004 is included as an exhibit to this report.

PART III.

Item 10.	Directors and Executive Officers of the Registrant	Pages 9-10, this document Election of Directors, Executive Compensation, Board of Directors and Committees, Corporate Governance and Other Matters, Proxy Statement

Item 11.	Executive Compensation	Executive Compensation, Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	Ownership of Common Stock, Proxy Statement, Annual Report to Shareholders and page 10, this document

Item 13.	Certain Relationships and Related Transactions	Election of Directors, Proxy Statement

Item 14.	Principal Auditor Fees and Services	Independent Auditors Fees, Proxy Statement

PART IV.

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K.	Exhibits, Financial Statement Schedule and Reports on Form 8-K, pages 10-12, this document.
Employment Agreement - Ronald M. Moquist
Employment Agreement - Thomas Iacarella
Schedule A to Employment Agreements
Employment Agreement - Barbara Ohme
Change in Control Agreement - Barbara Ohme
2004 Annual Report to Shareholders
Subsidiaries of the Registrant
Consent of Independent Auditors
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certifications Pursuant to Section 906

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the company with the Securities and Exchange Commission (as well as information included in statements made or to be made by the company) contains statements that are forward-looking. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect certain of the company’s primary markets, such as agriculture and construction, or changes in competition, material availability, technology or relationships with the company’s largest customers, any of which could adversely impact any of the company’s product lines. The foregoing list is not exhaustive and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

RAVEN INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2004

Item 1.	Business

General
 Raven Industries, Inc., was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products to customers throughout North America. The company began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 785 persons on active status in four states and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 — telephone (605) 336-2750. The company’s Internet address is located at http//www.ravenind.com and its common stock trades on the NASDAQ National Market System under the symbol RAVN. During fiscal 2004 the company also adopted a Code of Ethics applicable to all officers, directors, and employees which is available on the website.

All reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the company’s web site to the SEC web site. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the company, the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549, through its web site at http://www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

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

Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2004	FY 2003	FY 2002
Electronics manufacturing services	$44,307	$38,589	$32,289
Flow control devices and accessories	35,059	28,496	23,178
Reinforced plastic sheeting	42,636	35,096	35,796
Cargo parachutes	6,828	813	—
Uniforms and protective wear	5,730	4,957	4,329
Other	8,167	11,638	16,426

Total ongoing operation sales	142,747	119,589	112,018
Businesses sold:
Plastic tanks	—	—	3,500
Feedmill controls	—	1,314	2,997

Total sales	$142,747	$120,903	$118,515

Business Segments
 Flow Controls
 Products in this segment are electronic speed and global positioning system (GPS)-based, location compensated application control products. They are used primarily for precision farming applications, as well as marine navigation. The company has developed new products for field location control and chemical injection. During fiscal 2004, the company acquired the assets of Fluent Systems, LLC. The monitoring system and wireless technology acquired is expected to provide a competitive advantage in the support of precision agriculture in future years.

Home office personnel sell flow control devices directly to original equipment manufacturers (OEMs) and independent third-party distributors. In fiscal 2004, the segment expanded their marketing and distribution plans through on-site precision agriculture representatives in key geographic areas. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

Engineered Films
 This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications and high altitude balloons for public and commercial research.

The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability. To increase production, a $7.3 million two-year capital investment plan was completed in fiscal 2003 including a new extruder believed to be one of the largest in North America, nearly doubling capacity. Plans for fiscal 2005 include capital expenditures in excess of $5 million for new extrusion technology and warehouse capacity.

High-altitude research balloons are sold directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Demand for these products is small but stable. Raven is the largest balloon supplier for high-altitude research in the United States.

Electronic Systems
 The company has focused this segment’s capabilities in electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Historically, the company’s Electronic Systems segment provided a variety of assemblies and controls to the United States Department of Defense and other military contractors. Assemblies manufactured by the Electronic Systems segment include communication, environmental control, computer and other products where high quality is critical. The Electronic Systems segment expanded its capacity in fiscal 2002 by purchasing System Integrators and moving it into its EMS facility in St. Louis, Missouri.

EMS sales are made in response to competitive bid requests by commercial customers and military contractors. The level and nature of competition varies with the type of product, but the company frequently competes with a number of EMS manufacturers on any given bid request. The markets in which the company participates are highly competitive, with customers having many suppliers to choose from.

Aerostar
 The Aerostar subsidiary produces and sells custom-shaped advertising inflatables that have a number of uses including parade floats and advertising media. In fiscal 2003, the subsidiary was awarded a $7.65 million contract to produce cargo parachutes for the US Army. Shipments were substantially completed during fiscal 2004, but a $7.75 million add-on to the contract was received in fiscal 2004 that will be shipped during fiscal 2005. The company is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. Aerostar also manufactures other sewn and sealed products on a contract basis. It continues to produce uniforms for US government agencies as a subcontractor. The subsidiary was previously in the cold-weather commercial outerwear business, but with the closure of a sewing plant in fiscal 2003 and prior plant sales, has now exited that business.

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

Major Customer Information
 No one customer accounted for 10% or more of consolidated sales in fiscal 2004 or more than 10 percent of the company’s consolidated accounts receivable at January 31, 2004. In fiscal 2003, one customer (General Dynamics) in the Electronic Systems segment accounted for $12.9 million, or 10.7%, of the company’s consolidated sales. No customers reached the 10% threshold in fiscal 2002. Two customers, including General Dynamics, in the Electronic Systems segment accounted for more than 57% of the segment’s sales in fiscal 2004. The loss of these accounts would adversely affect profitability; however, the company believes its relationships with these customers are strong. In addition, the breadth of the company’s product lines helps protect it from the impact of losing any single customer.

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

Research and Development
 The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Flow Controls segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 32 of the 2004 Annual Report to Shareholders, incorporated herein by reference.

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

The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank Division have conducted preliminary environmental assessments of the properties used in these businesses. Although these assessments are still being evaluated by the MPCA and DENR, respectively, on the basis of the data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flow of the company. The company had accrued approximately $228,000 at January 31, 2004, its best estimate of probable costs to be incurred related to these matters.

Backlog
 As of February 1, 2004, the company’s backlog of firm orders totaled $47.1 million. Backlog amounts as of February 1, 2003 and 2002 were $42.8 million and $33.8 million, respectively.

Employees
 As of January 31, 2004, the company had approximately 800 employees, 785 in an active status. Following is a summary of active employees by segment: Electronic Systems — 240; Flow Controls — 160; Engineered Films – 135; Aerostar - 205; Administration — 45. Management believes its employee relations are satisfactory.

Item 2.	Properties

The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

	Square		Business
Location	Feet	Function	Segments
Sioux Falls, SD	150,000	Corporate office; electronics manufacturing	All
	69,300	Plastic sheeting manufacturing	Engineered Films
	59,000	Plastic sheeting and hot-air balloon manufacturing	Engineered Films; Aerostar
	30,800	Warehouse	Engineered Films
	27,000	Offices and material handling facility	Aerostar
	25,300	Inflatable manufacturing	Aerostar
	24,000	Electronics manufacturing	Electronic Systems
	10,200	Machine shop	Flow Controls
	*9,000	Warehouse	Engineered Films
	6,200	Training/meeting center	All
Sulphur Springs, TX	63,900	Research balloon manufacturing	Engineered Films
Springfield, OH	30,000	Plastic sheeting manufacturing	Engineered Films
Huron, SD	24,100	Sewing plant	Aerostar
St. Louis, MO	21,000	Electronics manufacturing	Electronic Systems
	*3,600	Warehouse	Electronic Systems
Madison, SD	20,000	Sewing plant	Aerostar
Austin, TX	*12,000	Product development and manufacturing	Flow Controls

*	Leased

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

The company is responsible for investigation and remediation of environmental contamination at two of its sold facilities (see “Item 1, Business - Environmental Matters”). In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter to a vote of security holders of the company.

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

Incorporated by reference to pages 26 (Quarterly Information), 14-15 (Eleven-year Financial Summary), and inside back cover of the 2004 Annual Report to Shareholders.

Repurchases of the company’s common stock during the fourth quarter of fiscal 2004 were as follows:

Period	Total number	Average price
November 2003	—	$—
December 2003	2,000	$28.08
January 2004	28,500	$28.83

Total Fourth Quarter	30,500	$28.78

The company repurchases stock under an authorization from its Board of Directors. It has not publicly announced its repurchase plans, other than to indicate a willingness to buy less than 2% of shares outstanding on an annual basis. Under a resolution from the Board of Directors, dated March 13, 2004, the company has authority to repurchase up to $1.5 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

Item 6.	Selected Financial Data

Incorporated by reference to pages 14-15 of the company’s Annual Report to Shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to pages 17-25 of the company’s Annual Report to Shareholders.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company’s debt consists of capital leases, all of which have fixed interest rates. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company has no derivative contracts and typically buys materials and sells products in US dollars.

Item 8.	Financial Statements and Supplementary Data

Incorporated by reference to pages 27-39 of the company’s Annual Report to Shareholders.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of January 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 10.	Directors and Executive Officers of the Registrant

Incorporated by reference to the sections entitled “Election of Directors,” “Executive Compensation,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2004 Annual Meeting of Shareholders.

Executive Officers

Name	Age	Position
Ronald M. Moquist	58	President and Chief Executive Officer

Thomas Iacarella	50	Vice President and Chief Financial Officer

Each of the above executive officers serves at the pleasure of the Board of Directors on a year-to-year basis.

Mr. Moquist has been President and Chief Executive Officer of the company since 2000. He served as the Executive Vice President of Raven from 1985 through 2000. He joined the company in 1975 as Sales and Marketing Manager.

Mr. Iacarella has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. He joined Raven as Corporate Controller, in 1991. Prior to joining the company, he held positions with Tonka Corporation and Ernst & Young, LLP.

Item 11.	Executive Compensation

Incorporated by reference to the section entitled “Executive Compensation” within the company’s Proxy Statement relating to its 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2004 Annual Meeting of Shareholders.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the Company’s equity compensation plans at January 31, 2004 is presented in the following table.

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon	exercise price of	Number of
	exercise of	outstanding	securities available
Plan Category	outstanding options	options	for future issuance
Equity compensation plans approved by security holders (1)	163,304	$7.13	364,400
Equity compensation plans not approved by security holders	None	None	None

(1) Description of plan is included in Note 11 to the Consolidated Financial Statements located on pages 36-37 of the 2004 Annual Report to Shareholders incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference to the section entitled “Election of Directors,” contained in the company’s Proxy Statement relating to its 2004 Annual Meeting of Shareholders.

Item 14.	Principal Auditor Fees and Services

Incorporate by reference to the section entitled “Independent Auditors Fees,” contained in the company’s Proxy Statement relating to its 2004 Annual Meeting of Shareholders.

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

(a)	Consolidated Financial Statements and Schedule

1.	Incorporated by reference from the attached exhibit containing the 2004 Annual Report to Shareholders:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Financial Statements
Report of Independent Auditors

2.	Included in Part II:

Report of Independent Auditors on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

The following schedules are omitted as they are not applicable or are not required: I, III and IV.

(b)	Reports on Form 8-K

We furnished a Form 8-K dated November 19, 2003 under Item 12 to disclose our third quarter earnings.

(c)	Exhibits Filed

The following exhibits are filed as part of this report:

Exhibit
Number	Description
2(a)	Asset Purchase Agreement dated December 5, 2001 by and among Raven Industries, Starlink Incorporated and the shareholders of Starlink Incorporated (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated December 5, 2001).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	By-Laws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the by-laws of Raven Industries, Inc.*

10(a)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).

10(b)	Raven Industries, Inc. 1990 Stock Plan adopted January 30, 1990 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 25, 1990).

10(c)	Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

10(d)	Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Form 10-Q for the quarter ended July 31, 1998).

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004.

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004.

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and Ronald M. Moquist and Thomas Iacarella dated as of February 1, 2004.

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.

10(i)	Change in Control Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

13	2004 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

31(a)	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31(b)	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)
March 31, 2004	By:	/S/ Ronald M. Moquist
Date		Ronald M. Moquist
President (Principal Executive Officer and Director)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2004		/S/ Ronald M. Moquist
Date		Ronald M. Moquist
President (Principal Executive Officer and Director)

March 31, 2004		/S/ Thomas Iacarella
Date		Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

March 31, 2004		/S/ Conrad J. Hoigaard
Date		Conrad J. Hoigaard

March 31, 2004		/S/ Anthony W. Bour
Date		Anthony W. Bour

March 31, 2004		/S/ David A. Christensen
Date		David A. Christensen

March 31, 2004		/S/ Thomas S. Everist
Date		Thomas S. Everist

March 31, 2004		/S/ Mark E. Griffin
Date		Mark E. Griffin

March 31, 2004		/S/ Cynthia H. Milligan
Date		Cynthia H. Milligan

REPORT OF INDEPENDENT AUDITORS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Raven Industries, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 8, 2004 appearing in the 2004 Annual Report to Shareholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 8, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2004, 2003 and 2002

(Dollars in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions
	Balance at	Charged to		Charged to	Deductions
	Beginning	Costs and		Other	From	Balance at
Description	of Year	Expenses		Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2004	$240	$67		None	$42	$265

Year ended January 31, 2003	$310	$(125	) (2)	None	$(55)	$240

Year ended January 31, 2002	$400	$126		None	$216	$310

Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.

(2)	$100 was included as a reduction in bad debt expense and $25 as an increase in the net gain on sale of assets.