Form 10-Q
period 2004-04-30
RAVEN INDUSTRIES INC
filed 2004-06-01
CIK 82166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark (“x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No

As of May 26, 2004, there were 9,061,321 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)

ASSETS	Apr 30, 2004	Jan 31, 2004	Apr 30, 2003
Cash and cash equivalents	$15,282	$14,442	$8,248
Short-term investments	4,000	4,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $265, $265 and $250, respectively	22,007	18,454	17,422
Inventories:
Materials	13,411	12,143	14,168
In process	2,977	2,120	1,830
Finished goods	2,150	2,500	4,871

Total inventories	18,538	16,763	20,869
Deferred income taxes	1,378	1,313	1,458
Prepaid expenses and other current assets	1,085	738	920

Total current assets	62,290	55,710	52,917

Property, plant and equipment	47,300	46,638	45,758
Accumulated depreciation	(31,588)	(30,688)	(29,840)

Property, plant and equipment, net	15,712	15,950	15,918
Goodwill, net	6,781	6,776	5,933
Amortizable intangible assets, net	766	892	973
Other assets, net	173	180	129

Total assets	$85,722	$79,508	$75,870

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	$72	$72	$116
Accounts payable	4,470	3,666	3,440
Dividend payable	11,327	—	—
Accrued 401(k) contributions	380	906	295
Income taxes payable	2,730	267	1,986
Customer advances	431	373	2,083
Accrued liabilities	5,420	6,611	5,564

Total current liabilities	24,830	11,895	13,484

Long-term debt, less current portion	39	57	125
Other liabilities, primarily compensation and benefits	1,218	1,085	1,281

Total liabilities	26,087	13,037	14,890

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 15,998,764; 15,953,987; and 15,883,253, respectively	15,999	15,954	15,883
Paid in capital	920	784	489
Retained earnings	81,010	87,914	80,610

	97,929	104,652	96,982

Less treasury stock, at cost, 6,937,443; 6,933,443 and 6,843,443 shares, respectively	38,294	38,181	36,002

Total stockholders’ equity	59,635	66,471	60,980

Total liabilities and stockholders’ equity	$85,722	$79,508	$75,870

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(in thousands except per share data)

	For the Three Months Ended
	Apr 30, 2004	Apr 30, 2003
Net sales	$38,408	$36,942

Cost of sales	26,730	27,505

Gross profit	11,678	9,437

Selling, general and administrative expenses	3,227	2,902
Gain on sales of businesses and assets	—	(9)

Operating income	8,451	6,544

Interest expense	8	12
Other (income) expense, net	(32)	(24)

Income before income taxes	8,475	6,556

Income taxes	3,060	2,373

Net income and comprehensive income	$5,415	$4,183

Net income per common share:

Basic	$0.60	$0.46
Diluted	$0.59	$0.45

Cash dividend paid per common share	$0.11	$0.08

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)

	For the Three Months Ended
	Apr 30, 2004	Apr 30, 2003
Cash flows from operating activities:
Net income	$5,415	$4,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	900	969
Amortization	126	105
Provision for losses on accounts receivable, net of recoveries	7	(15)
Gain on sale of businesses and assets	—	(9)
Deferred income taxes	5	42
Stock compensation expense	43	26
Change in operating assets and liabilities, net of effects from acquisition and sale of businesses:
Accounts receivable	(3,560)	(939)
Inventories	(1,775)	497
Prepaid expenses and other current assets	(712)	(563)
Operating liabilities	2,081	866
Other, net	7	14

Net cash provided by operating activities	2,537	5,176

Cash flows from investing activities:
Capital expenditures	(662)	(433)
Proceeds from sale of businesses and assets	—	30
Purchase of short-term investments	(1,000)	(1,000)
Sale of short-term investments	1,000	1,000
Other, net	(5)	(150)

Net cash provided by (used in) investing activities	(667)	(553)

Cash flows from financing activities:
Long-term debt principal payments	(18)	(29)
Proceeds from exercise of stock options	94	52
Dividend paid	(993)	(726)
Purchase of treasury stock	(113)	(889)

Net cash provided by (used in) financing activities	(1,030)	(1,592)

Net increase (decrease) in cash and cash equivalents	840	3,031
Cash and cash equivalents at beginning of period	14,442	5,217

Cash and cash equivalents at end of period	$15,282	$8,248

Supplemental cash flow information
Cash paid (received) for:
Income taxes	$—	$—
Interest	$3	$7

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The January 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2004.

(2) Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Certain outstanding options were excluded from the diluted net income per share calculations because their exercise prices were greater than the average market price of the company’s common stock during those periods. For the quarter ended April 30, 2004, 64,067 shares were excluded and none were excluded for the quarter ended April 30, 2003. Details of the earnings per share computation are presented below.

	For the Three Months Ended
(dollars in thousands except share and per share data)	Apr 30, 2004	Apr 30, 2003
Net income	$5,415	$4,183

Weighted average common shares outstanding	9,038,258	9,073,658
Dilutive impact of stock options	175,649	171,070

Weighted average common and common equivalent shares outstanding	9,213,907	9,244,728

Net income per share:
Basic	$0.60	$0.46
Diluted	$0.59	$0.45

(3) Segment Reporting

The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

	For the Three Months Ended
(in thousands)	Apr 30, 2004	Apr 30, 2003
Net Sales
Flow Controls	$13,197	$11,761
Engineered Films	10,413	10,001
Electronic Systems	9,082	10,053
Aerostar	5,716	5,127

Total	$38,408	$36,942

Operating Income (Loss)
Flow Controls	$5,111	$3,619
Engineered Films	2,986	2,692
Electronic Systems	702	1,097
Aerostar	1,228	619
Sold Businesses	—	(20)

Total Segment Income	10,027	8,007
Administrative and general expenses	(1,576)	(1,463)

Total	$8,451	$6,544

During the quarter ended April 30, 2004, the company’s high-altitude research balloon operation, formerly in the Engineered Films segment, moved under the management of Aerostar. As a result of this change in the company’s organizational structure, the financial results of those operations have been included in Aerostar’s segment disclosures. The following table shows revised segment sales, operating income, assets, capital expenditures, and depreciation and amortization for Engineered Films and Aerostar segments for the prior six fiscal years.

(in thousands) (unaudited)

	Engineered Films		Aerostar
	As Reported	As Revised	As Reported	As Revised
Sales
FY 2004	$46,408	$42,636	$16,953	$20,725
FY 2003	39,975	35,096	12,529	17,408
FY 2002	40,280	35,796	16,271	20,755
FY 2001	40,004	35,403	24,559	29,160
FY 2000	35,889	30,868	28,277	33,298
FY 1999	32,514	28,641	35,625	39,498

Operating Income (Loss)
FY 2004	$11,701	$10,563	$1,954	$3,092
FY 2003	11,447	10,030	(405)	1,012
FY 2002	9,886	8,257	1,278	2,907
FY 2001	8,810	7,397	1,583	2,996
FY 2000	7,464	6,274	2,092	3,282
FY 1999	5,836	4,641	2,724	3,919

Assets
FY 2004	$18,108	$15,941	$5,589	$7,756
FY 2003	18,507	17,244	5,769	7,032
FY 2002	14,847	13,691	5,994	7,150
FY 2001	13,031	11,520	7,361	8,872
FY 2000	13,472	12,001	11,307	12,778
FY 1999	13,177	11,430	14,446	16,193

Capital Expenditures
FY 2004	$1,707	$712	$135	$1,130
FY 2003	4,111	4,080	539	570
FY 2002	3,182	3,178	252	256
FY 2001	674	633	122	163
FY 2000	792	764	117	145
FY 1999	566	538	308	336

Depreciation and Amortization
FY 2004	$1,664	$1,611	$383	$436
FY 2003	1,495	1,475	354	374
FY 2002	1,085	1,001	263	347
FY 2001	1,033	946	280	367
FY 2000	1,075	993	372	454
FY 1999	1,136	1,059	464	541

(4) Financing Transactions

The company has an uncollateralized credit agreement providing a line of credit of $7.0 million which was renewed in May 2004 and expires in May 2005. Letters of credit totaling $1.7 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. No borrowings were outstanding on the line at April 30, 2004.

(5) Short-term Investments

At April 30, 2004, the company has invested $4.0 million of excess cash into certificates of deposit with face values of $100,000 and rates ranging from 1.3% to 1.6%. The investments have varying maturity dates which extend over the next 12 months.

(6) Subsequent Events

The company paid a special one-time dividend of $1.25 per share or $11.3 million on May 20, 2004 to shareholders of record at May 3, 2004. Also in May, the company entered into an agreement to purchase a building owned by Design Tanks, Inc. to be used for the Engineered Films division. The $1.8 million purchase price was less than the independently appraised value. Design Tanks’ owner was hired as the Engineered Films Division Vice-President subsequent to the building purchase. The agreement required an earnest payment of $25,000 at signing with the remainder due upon closing, on or before May 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets throughout North America. The company operates three divisions (Flow Controls, Engineered Films and Electronic Systems) in addition to a wholly owned subsidiary, Aerostar International, Inc. (Aerostar). Flow Controls provides electronic speed and Global Positioning System (GPS)-based, location-compensated application-control products for the agriculture, marine navigation and other niche markets. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, manufactured housing and agriculture applications. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar manufactures military cargo parachutes, government service uniforms, high-altitude research balloons and other large-scale inflatable products. Management of the high altitude balloon operations was moved to Aerostar in April 2004. Segment results have been revised to reflect this organizational change.

EXECUTIVE SUMMARY

Earnings for the three months ended April 30, 2004 grew $1.2 million to $5.4 million as compared to earnings of $4.2 million for the quarter ended April 30, 2003. In terms of diluted earnings per share, net income per share increased 14 cents per share from 45 cents to 59 cents. Strong gross profit growth on higher sales levels resulted in the increase.

Consolidated sales grew 4.0% over sales for the quarter ended April 30, 2003, to reach $38.4 million for the current quarter. Flow Controls was responsible for the majority of the increase, increasing sales $1.4 million. Engineered Films increased sales $412,000 while Aerostar grew $589,000. Only Electronic Systems experienced a decline in sales, falling 9.7% or $971,000.

Consolidated operating income increased $1.9 million to $8.5 million for the quarter ended April 30, 2004 as compared to the first quarter ended April 30, 2003. As with sales, Flow Controls comprised most of the growth with additional increases from Engineered Films and Aerostar. The decline in sales negatively impacted Electronic Systems’ operating income while administrative expenses increased $113,000. The higher operating income is a result of gross profit growth, particularly in Flow Controls and Aerostar. As a percentage of consolidated sales, gross profits increased from 25.5% for the quarter ended April 30, 2003 to 30.4% for the quarter ended April 30, 2004. The main contributors to the improved gross profit percentage were production efficiencies and changes in product mix. Partially offsetting the gross profit gains were increased selling expenses and administrative expenses due to higher personnel costs.

Consolidated interest expense and other income are composed of interest expense from capital leases and interest income earned on excess cash, respectively. Interest income increased between the quarters due to increased excess cash while declining debt resulted in lower interest expense. The effective income tax rate of 36.1% for the current quarter end was virtually the same as the effective rate for the period ended April 30, 2003.

The company is projecting positive earnings growth for the three and six months ended July 31, 2004 as compared to the three and six months ended July 31, 2003. Flow Controls is expected to continue to receive higher levels of orders, although it must overcome the loss of last year’s second quarter deliveries of $3.9 million under a special order for chemical-injection systems. The material shortages and delayed customer orders in Electronic Systems will likely be fulfilled during the second quarter. Aerostar is expected to continue shipments under their cargo parachute contract and Engineered Films sales should be able to maintain or grow their sales levels.

Cash and short-term investments of $19.3 million remains adequate to meet the company’s operational and investment needs and to fund the $11.3 million special cash dividend paid on May 20, 2004. The dividend should improve returns on equity and assets in future periods without affecting the company’s growth prospects.

RESULTS OF OPERATIONS

FLOW CONTROLS

Sales of $13.2 million for the segment increased $1.4 million over sales for the quarter ended April 30, 2003. Sales increased despite the loss of $2.1 million in revenues under a special order chemical injection system order shipped in the first quarter of 2003. The sales were achieved as a result of new product introductions, execution of the precision agriculture distribution plan and existing product enhancements and improvements, all augmented by a stronger farm economy.

Operating income of $5.1 million for the current quarter was up $1.5 million compared to the quarter ended April 30, 2003. The increased sales levels and improved profitability on the sales resulted in higher operating income. As a percentage of sales, gross profit margins increased to 44.0% from 35.2%. This improvement resulted from operating efficiencies and a higher margin product mix. Selling expenses were higher due to personnel and marketing expenses mainly associated with the precision agriculture distribution plan.

ENGINEERED FILMS

Segment sales of $10.4 million grew 4.1% over sales for the first quarter 2004. Pit lining sales were flat while manufactured housing and agriculture markets increased substantially. The growth was partially offset by a decline in sales within the industrial market.

Operating income increased $294,000 to $3.0 million for the three months ended April 30, 2004 as compared to the quarter ended April 30, 2003. The growth was from increased sales levels which produced similar growth in gross margins, and a decrease in selling expenses related to product improvement expenditures. Gross profit as a percentage of sales was 33.7% for the current quarter as compared to 32.6% for the quarter ended April 30, 2003. The improvement in gross profit rates was a result of favorable material prices and improved production efficiencies.

ELECTRONIC SYSTEMS

Sales for the segment declined $971,000 for the current quarter as compared to sales of $10.1 million for the quarter ended April 30, 2003. Customer delays on orders and isolated material shortages resulted in the lower sales.

For the quarter ended April 30, 2004, operating income of $702,000 declined $395,000 from income for the quarter ended April 30, 2003. The decline is a result of lower gross profit margins and increased selling expenses from personnel costs. Gross profit margins as a percentage of sales were negatively impacted for the quarter, declining from 12.6% to 10.3% comparing quarters ended April 30, 2003 and 2004. The gross margin erosion is a result of unfavorable product mix and production inefficiencies from material shortages and delays.

AEROSTAR

Sales for the quarter ended April 2004 reached $5.7 million, $589,000 higher than sales for the quarter ended April 2003. Shipments under the US Army cargo parachute contract and strong military decoy and service uniform orders increased sales $1.6 million. Higher military sales were partially offset by lower hot-air balloon sales and scientific research balloon sales.

Operating income for the current quarter almost doubled that of the quarter ending April 30, 2003, coming in at $1.2 million. The increase is due to higher sales levels and a strong improvement in gross profit percentages. As a percentage of sales, gross profits increased from 15.0% for the quarter ended April 2003 to 25.0% for the current quarter. The higher percentage is due to operating efficiencies realized in cargo parachute production and military decoy sales, partially offset by a large decline in hot-air balloon and commercial inflatables gross profit percentages on lower sales.

SOLD BUSINESSES

This segment consists of the operations of businesses sold, primarily the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for the three months ended April 30, 2003 was an additional $20,000 provision for changes in estimated remaining costs resulting from information received by the company from its advisors.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

Net cash provided by operations was $2.5 million, a decrease of over 50% as compared to cash generated of $5.2 million for the quarter ended April 30, 2003. The decrease is due to a rise in accounts receivable resulting from strong sales in the last month of the quarter, particularly within the Flow Controls division. Last year’s sales under the special order for chemical injection systems were paid in advance, improving cash flows. Cash used for inventory also increased, principally in the Electronic Systems division from an increase in raw materials for orders that have been delayed by customers and key material delays causing increase in work in process balances. It is anticipated that those orders will be fulfilled during the second quarter of fiscal 2005. Strong earnings helped to partially counter the cash decreases noted above.

Total cash, cash equivalents and short-term investments at April 30, 2004 were $19.3 million, as compared to $18.4 million at January 31, 2004 and $12.2 million at April 30, 2003. The increased cash balances are a result of continued earnings growth. The company expects that current cash and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations. Current cash on-hand funded the $11.3 million special dividend payment made May 20, 2004.

Investing and Financing Activities

Investing activities consumed $667,000 of cash as compared to $553,000 for the first quarter of fiscal 2004. The principal use was capital equipment investments mainly in equipment within the Engineered Films division. Subsequent to April 30, 2004, the company also signed a contract to purchase a building for the Engineered Films division for $1.8 million on or before May 1, 2006.

Cash used for financing activities of $1.0 million and $1.6 million for the quarters ended April 30, 2004 and 2003 was mainly directed at quarterly dividend payments and repurchase of company stock. Quarterly dividends per share increased 22.2% from nine cents to 11 cents, beginning with the April 15, 2004 quarterly payment. The company plans to continue its practice of returning cash to shareholders by buying back stock and increasing its dividend payments every year.

At April 30, 2004, the company had no borrowings outstanding on its line of credit. The line was renewed in May 2004 and expires in May 2005. The company’s remaining debt includes capital leases assumed in the acquisition of Starlink, Inc. and System Integrators, Inc. in December 2001.

Stock Repurchases

Repurchases of the company’s common stock during the first quarter of fiscal 2005 were as follows:

Period	Total number	Average price
February 2004	—	$—
March 2004	4,000	$28.42
April 2004	—	$—

Total First Quarter	4,000	$28.42

The company repurchases stock under an authorization from its Board of Directors. It has not publicly announced its repurchase plans, other than to indicate a willingness to buy less than 2% of shares outstanding on an annual basis. Under a resolution from the Board of Directors, dated May 26, 2004, the company has authority to repurchase up to $1.5 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

Commitments and Contingencies

In May 2004, the company entered into an agreement to purchase a building to be used for the Engineered Films division. The agreement required an earnest payment of $25,000 at signing, with the remaining $1.78 million due on or before May 1, 2006. There have been no other material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2004.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of April 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II – OTHER INFORMATION

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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. (a) Exhibits Filed:

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004

10(b)	Change in Control Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004

31(a)	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley Act

31(b)	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley Act

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

            (b) Reports on Form 8-K:

We furnished a Form 8-K dated March 9, 2004 under Item 12 to disclose our year-end press release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President & CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 1, 2004