Form 10-Q
period 2004-07-31
RAVEN INDUSTRIES INC
filed 2004-09-03
CIK 82166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File: 0-3136

RAVEN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

South Dakota (State of incorporation)	46-0246171 (IRS Employer Identification No.)

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

     As of August 26, 2004 there were 9,043,370 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)

	July 31, 2004	Jan 31, 2004	July 31, 2003
ASSETS

Cash and cash equivalents	$7,327	$14,442	$15,902
Short-term investments	4,000	4,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $265, $265 and $270, respectively	16,821	18,454	13,752
Inventories:
Materials	14,849	12,143	11,448
In process	3,574	2,120	1,955
Finished goods	2,585	2,500	2,331

Total inventories	21,008	16,763	15,734
Deferred income taxes	1,371	1,313	1,484
Prepaid expenses and other current assets	517	738	805

Total current assets	51,044	55,710	51,677

Property, plant and equipment	48,189	46,638	45,013
Accumulated depreciation	(32,158)	(30,688)	(29,608)

Property, plant and equipment, net	16,031	15,950	15,405
Goodwill	6,781	6,776	5,933
Amortizable intangible assets, net	639	892	892
Other assets, net	188	180	130

Total assets	$74,683	$79,508	$74,037

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current portion of long-term debt	$73	$72	$112
Accounts payable	4,762	3,666	2,420
Accrued 401(k) contributions	597	906	492
Income taxes payable	191	267	789
Customer advances	190	373	497
Accrued liabilities	6,113	6,611	5,620

Total current liabilities	11,926	11,895	9,930

Long-term debt, less current portion	20	57	98
Other liabilities, primarily compensation and benefits	1,344	1,085	1,440

Total liabilities	13,290	13,037	11,468

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 16,001,420; 15,953,987 and 15,895,353, respectively	16,001	15,954	15,895
Paid in capital	975	784	431
Retained earnings	83,657	87,914	83,049

	100,633	104,652	99,375
Less treasury stock, at cost, 6,965,443; 6,933,443 and 6,883,443 shares, respectively	39,240	38,181	36,806

Total stockholders’ equity	61,393	66,471	62,569

Total liabilities and stockholders’ equity	$74,683	$79,508	$74,037

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

(in thousands except per share data)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Net sales	$37,077	$36,110	$75,485	$73,052
Cost of sales	28,318	28,299	55,048	55,804

Gross profit	8,759	7,811	20,437	17,248
Selling, general and administrative expenses	3,108	2,766	6,335	5,668
Loss on sale of businesses and assets	—	108	—	99

Operating income	5,651	4,937	14,102	11,481
Interest expense	8	10	16	22
Other income, net	(34)	(49)	(66)	(73)

Income before income taxes	5,677	4,976	14,152	11,532
Income taxes	2,035	1,813	5,095	4,186

Net income and comprehensive income	$3,642	$3,163	$9,057	$7,346

Net income per common share:
Basic	$0.40	$0.35	$1.00	$0.81
Diluted	$0.40	$0.34	$0.98	$0.79

Cash dividend paid per common share:
Quarterly	$0.11	$0.08	$0.22	$0.16
Special	1.25	—	1.25	—

Total	$1.36	$0.08	$1.47	$0.16

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

(in thousands)

	For the Six Months Ended
	July 31, 2004	July 31, 2003
Cash flows from operating activities:
Net income	$9,057	$7,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,723	1,939
Amortization	252	228
Provision for losses on accounts receivable, net of recoveries	15	18
Loss on sale of businesses and assets	—	99
Deferred income taxes	60	117
Stock compensation expense	86	53
Change in operating assets and liabilities, net of effects from acquisition and sale of businesses:
Accounts receivable	1,618	2,698
Inventories	(4,245)	5,632
Prepaid expenses and other assets	(144)	(448)
Operating liabilities	577	(2,962)
Other, net	9	—

Net cash provided by operating activities	9,008	14,720

Cash flows from investing activities:
Capital expenditures	(1,805)	(908)
Proceeds from sale of businesses and assets	—	210
Purchase of short-term investments	(2,000)	(1,600)
Sale of short-term investments	2,000	1,600
Other, net	(20)	(193)

Net cash used in investing activities	(1,825)	(891)

Cash flows from financing activities:
Long-term debt principal payments	(36)	(60)
Proceeds from exercise of stock options	111	59
Dividends paid	(13,314)	(1,450)
Purchase of treasury stock	(1,059)	(1,693)

Net cash used in financing activities	(14,298)	(3,144)

Net increase (decrease) in cash and cash equivalents	(7,115)	10,685
Cash and cash equivalents at beginning of period	14,442	5,217

Cash and cash equivalents at end of period	$7,327	$15,902

Supplemental cash flow information
Cash paid for:
Income taxes	$4,517	$2,929
Interest	$6	$12

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

     The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and six-month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The January 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2004.

(2) Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Details of the earnings per share computation are presented below.

(dollars in thousands except share and per share data)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Net income	$3,642	$3,163	$9,057	$7,346

Weighted average common shares outstanding	9,048,086	9,037,009	9,043,242	9,055,138
Dilutive impact of stock options	163,425	196,479	169,422	190,519

Weighted average common and common-equivalent shares outstanding	9,211,511	9,233,488	9,212,664	9,245,657

Net income per share:
Basic	$0.40	$0.35	$1.00	$0.81
Diluted	$0.40	$0.34	$0.98	$0.79

(3) Segment Reporting

     The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(in thousands)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
NET SALES
Flow Controls	$7,233	$9,044	$20,430	$20,805
Engineered Films	11,995	10,067	22,408	20,068
Electronic Systems	11,743	11,676	20,825	21,729
Aerostar	6,106	5,323	11,822	10,450

Total	$37,077	$36,110	$75,485	$73,052

OPERATING INCOME (LOSS)
Flow Controls	$1,784	$1,286	$6,895	$4,905
Engineered Films	3,190	2,595	6,176	5,287
Electronic Systems	773	1,625	1,475	2,722
Aerostar	1,326	1,020	2,554	1,639
Sold Businesses	—	(260)	—	(280)

Total Segment Income	7,073	6,266	17,100	14,273
Administrative and general expenses	(1,422)	(1,329)	(2,998)	(2,792)

Total	$5,651	$4,937	$14,102	$11,481

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

(4) Financing Transactions

     The company has an uncollateralized credit agreement providing a line of credit of $7.0 million which was renewed in May 2004 and expires in May 2005. Letters of credit totaling $1.7 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. No borrowings were outstanding on the line at July 31, 2004.

(5) Short-term Investments

     At July 31, 2004, the company has invested $4.0 million of excess cash into certificates of deposit with face values of $100,000 and rates ranging from 1.3% to 2.2%. The investments have varying maturity dates which extend over the next 12 months.

(6) Dividend

     The company paid a special one-time dividend of $1.25 per share or $11.3 million on May 20, 2004 to shareholders of record at May 3, 2004.

(7) Commitments

     In May 2004, the company entered into an agreement to purchase a building owned by Design Tanks, Inc. to be used for the Engineered Films division. The $1.8 million purchase price was less than the independently appraised value. Design Tanks’ owner was hired as the Engineered Films Division Vice-President subsequent to the building purchase. The agreement required an earnest payment of $25,000 at signing with the remainder due upon closing, on or before May 1, 2006.

(8) Subsequent Events

     On August 20, 2004, the Board of Directors declared a two-for-one stock split of the company’s common stock to be effected in the form of a stock dividend. The record date for the stock dividend is September 24, 2004, with distribution of the shares on October 15, 2004. The accompanying financial statements are presented on a pre-split basis. Unaudited pro forma earnings per share as if the stock split had been effective July 31 are shown below:

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Basic	$0.20	$0.17	$0.50	$0.41

Diluted	$0.20	$0.17	$0.49	$0.40

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

EXECUTIVE SUMMARY

     Earnings for the three months ended July 31, 2004 climbed 15.1% to $3.6 million as compared to earnings of $3.2 million for the quarter ended July 31, 2003. Second quarter diluted earnings per share increased 6 cents per share from 34 cents to 40 cents. For the first six months, net income rose to $9.1 million, a $1.7 million increase over the prior year. Earnings per diluted share reached 98 cents; a 24% increase over the six-month period reported one year earlier. Higher earnings for the quarter as well as the six months were attributed to gross profit rate growth in the company’s Flow Controls and Aerostar business units and higher sales levels in Engineered Films.

     Consolidated sales for the current quarter of $37.1 million were $967,000 or 2.7% above sales for the quarter ended July 31, 2003. Engineered Films’ second quarter sales were up $1.9 million and Aerostar contributed a positive sales variance of $783,000. Electronic Systems sales were up slightly, while Flow Controls reported a decline in sales of $1.8 million. For the six months ended July 31, 2004, consolidated sales reached $75.5 million, an increase of $2.4 million over sales reported for the same period in 2003. Engineered Films and Aerostar posted double-digit growth, while Electronic Systems and Flow Controls revenues fell slightly below last year’s comparable period.

     Consolidated operating income increased $714,000 to $5.7 million for the quarter ended July 31, 2004 as compared to the second quarter ended July 31, 2003. Flow Controls, Engineered Films and Aerostar all posted gains in operating income for the quarter, while Electronic Systems’ operating income fell 52.4%. Administrative expenses increased by 7.0% from the quarter ended July 31, 2003. Consolidated gross profit as a percentage of sales increased from last year’s second quarter percent of 21.6 to the current quarter’s 23.6%. Operating income for the first half of the year reached $14.1 million, an increase of 22.8% over the first six months of last year. Similar to the quarter results, Flow Controls, Engineered Films, and Aerostar all achieved gains in operating income. These increases were partially offset by a decline in operating income of $1.2 million within Electronic Systems and a 7.4% increase in administrative expenses. Prior year results included a gain of $181,000 from the sale of a sewing plant closed during fiscal year 2003 and additional provisions of $280,000 for open issues at previously sold businesses. Gross profit as a percentage of sales of 27.1 for the current six months ended was well ahead of the 23.6% achieved for the six months ended July 31, 2003 due in large part to the strong performance in Flow Controls.

     Consolidated interest expense and other income, mainly interest income from excess cash investments, remained steady between the quarter and six months ended July 31, 2004 as compared to July 31, 2003. Income tax expense increased from the three and six-month periods ended July 31, 2003 from $1.8 million and $4.2 million to $2.0 million and $5.1 million for the current three and six-month periods ended. Higher taxable income as earnings have risen has resulted in increased income tax expense.

     The company is projecting positive earnings growth for the second half of the fiscal year ending January 31, 2005 as compared to the comparable period ended January 31, 2004. Flow Controls is expected to continue to post operating gains over last year. Electronic Systems is expected to achieve positive revenue and profit variances during the upcoming third quarter as compared to the quarter ended October 31, 2003 as the division resolves its material and manufacturing issues. Engineered Films’ sales growth will likely continue, though fluctuating raw material costs could adversely affect profits. Aerostar results are expected to be consistent with results posted for the current year’s first and second quarters. Shipments under Aerostar’s largest parachute contract end in January 2005.

RESULTS OF OPERATIONS

FLOW CONTROLS

     Sales of $7.2 million for the current quarter were $1.8 million, or 20.0% lower than sales for the quarter ended July 31, 2003. Included in the prior year’s second quarter was $3.9 million in final shipments under a special-order for chemical injection systems. For the six months ended July 31, 2004, sales were $20.4 million, a $375,000 decrease in sales from the same period of 2003. Shipments under the special order for chemical-injection systems totaled $6.0 million in the first six months of last year. The continued acceptance of the division’s new products in the marketplace and an improving ag economy have mitigated the loss of revenue from last year’s chemical injection system order.

     Operating income of $1.8 million for the current quarter was up $498,000 as compared to the quarter ended July 31, 2003, despite sales dropping $1.8 million in the same period. Higher margin product mix and the division’s value-engineering activities have had a favorable impact on profits. As a percentage of sales, gross profit margins increased to 34.4% versus 20.2% for last year’s second quarter. For the current quarter, selling expenses increased $179,000, or 34.3%, reflecting spending associated with the precision agriculture distribution plan. Operating income of $6.9 million for the first six months increased $2.0 million, or 40.6%, over income of $4.9 million for the six months ended July 31, 2003. The division’s gross profit percentage jumped to 40.6% for the six months ended July 31, 2004 as compared to 28.7% for the prior year’s comparable period. As with the quarter, sales of higher margin products and operating efficiencies have contributed to the higher return on sales. Gross profit increases were tempered by higher selling expenses, which were $325,000, or 30.2%, more than the six-month period ended July 31, 2003.

ENGINEERED FILMS

     Second quarter sales of $12.0 million were $1.9 million, or 19.2%, higher than the three months ended July 31, 2003. Sales of pit liners for the oil-drilling industry and revenue growth experienced in the agricultural and vapor barrier markets accounted for the increase. Sales levels for the six months ended July 31, 2004 rose 11.7% to $22.4 million from $20.1 million in sales for the six months ended July 31, 2003. Sales into the pit lining, manufactured housing, and agricultural markets were the main drivers of the revenue growth for the six-month period.

     For the quarter, operating income of $3.2 million increased 22.9% as compared to the three months ended July 31, 2003. Operating income was positively impacted by the division’s higher sales level achieved in the quarter. Gross profits as a percentage of sales and selling expenses were virtually unchanged from the prior year’s second quarter. As for the six months ended July 31, 2004, operating income of $6.2 million exceeded the prior year’s comparable period by 16.8%, or $889,000. Similar to the quarter, gross profit rates and selling expenses were relatively flat between the reporting periods and the increase in operating income is attributed to the higher sales level.

ELECTRONIC SYSTEMS

     Quarterly sales of $11.7 million were even with second quarter sales reported for the prior year. The lack of sales growth reflects the division’s struggle with start-up problems with a new customer and material supplier issues. Sales for the six months ended July 31, 2004 were $20.8 million, down 4.2% from sales as of July 31, 2003. As with the quarter, sales for the first half of the year were negatively impacted by operating inefficiencies that prevented the throughput needed for a higher sales level.

     For the quarter ended July 31, 2004, operating income of $773,000 was less than half of the results posted for the quarter ended July 31, 2003, declining by $852,000. Operating income was $1.5 million for the first six months; a $1.2 million decrease over operating income of $2.7 million for the prior year’s comparable period. As a percentage of sales, gross profits declined from 14.1% for the six months ended July 31, 2003 to 9.2% for the current six months ended. Operating income results for both the quarter and six-month periods were negatively impacted by the lack of sales growth, manufacturing inefficiencies, and higher selling expenses. Selling expenses, which increased 28.4%, or $99,000, from last year’s first six months, reflect higher personnel costs.

AEROSTAR

     Sales for the subsidiary increased 14.7% to $6.1 million for the quarter ended July 31, 2004. During the current quarter, deliveries of parachute retrofits for military personnel boosted the second quarter sales figure. For the six months ended July 31, 2004, net sales were $11.8 million, a $1.4 million increase over the prior year’s comparable period. Revenue growth in parachute products, military decoys, and service uniforms accounted for the positive sales variance recorded in the first six months. The revenue growth was partially offset by lower scientific balloon and commercial inflatable product sales.

     Operating income for the current quarter increased $306,000 to $1.3 million when compared to operating income for the quarter ended July 31, 2003. As a percentage of sales, gross profits increased from 19.7% for the quarter ended July 31, 2003 to 25.3% for the current quarter. Improved efficiencies in military cargo parachute production and strong margins recorded on the new parachute retrofit contract were the main drivers of the operating income increase for quarter. Included in the operating income for the quarter ended July 31, 2003 was a gain of $152,000 on the sale of a sewing plant that was closed during fiscal year 2003. Operating income for the first half of the current year was $2.6 million, an increase of $915,000 over the first six months of last year. The increase is due to a significant improvement in the gross profit rate and the higher sales level. Gross profits as a percent of sales increased from last year’s 17.4% to 25.1% that was recorded for the current year’s six-month period. The higher percentage is due to increases in operating efficiencies on the parachute product contracts and strong profit margins realized on the subsidiary’s military decoy sales. Partially offsetting the operating income growth achieved in the first six months of the year was a decline in gross profits from the subsidiary’s commercial inflatable product line.

SOLD BUSINESSES

     This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for last year’s second quarter was an additional $260,000 provision for changes in estimated closing costs, which resulted from information received by the company from its advisors. The results for the six months ended July 31, 2003 include $280,000 of additional provisions for changes in estimated closing costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

     Operations generated $9.0 million of positive cash flows in the six months ended July 31, 2004, a decrease of $5.7 million from the same period of fiscal 2004. Higher working capital requirements, particularly higher inventory levels, accounted for the decrease between the two periods in net cash provided by operating activities. Electronic Systems’ inventory levels have increased significantly due to shipment delays resulting from raw material quality issues and manufacturing inefficiencies. Accounts receivable levels have increased as compared to July 31, 2003 due to the timing of shipments made during the current quarter. The company’s strong earnings performance in the first half of the year partially countered the impact of the higher working capital requirements.

     Total cash, cash equivalents, and short-term investments were $11.3 million as of July 31, 2004, reflecting a $7.1 million decrease over the January 31, 2004 cash position. Higher inventory levels and the payment of a special one-time dividend of $1.25 per share, or $11.3 million, on May 20, 2004 were significant cash outflows made during the current year. Higher earnings and strong accounts receivable collections, which are typical in the first and second quarters due to the seasonality of the business, have partially offset the cash outflows for the first six months of the year. As compared to the July 31, 2003 balance of $15.9 million, cash and short-term investment levels have decreased $8.6 million.

     The company expects that current cash and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

     Cash used in investing activities totaled $1.8 million, increasing $934,000 for the six months ended July 31, 2004 as compared to cash used of $891,000 for the six months ended July 31, 2003. The increase was a result of higher capital expenditures, particularly in the company’s Engineered Films segment.

     Financing activities used $14.3 million in cash for the six months ended July 31, 2004. The payment of dividends and repurchases of stock continue to be the principal financing activities of the company. Dividend payments totaled $13.3 million for the first six months of the current year, $11.3 million of which was the special one-time dividend payment made in May 2004.

Stock Repurchases

     Repurchases of the company’s common stock during the second quarter of fiscal 2005 were as follows:

Period	Total number	Average price
May 2004	—	$—
June 2004	24,000	$33.51
July 2004	4,000	$35.33

Total Second Quarter	28,000	$33.77

     The company repurchases stock under an authorization from its Board of Directors. It has not publicly announced its repurchase plans, other than to indicate a willingness to buy less than 2% of shares outstanding on an annual basis. Under a resolution from the Board of Directors, dated August 20, 2004, the company has authority to repurchase up to $1.5 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

Commitments and Contingencies

     In May 2004, the company entered into an agreement to purchase a building to be used for the Engineered Films division. The agreement required an earnest payment of $25,000 at signing, with the remaining $1,775,000 due on or before May 1, 2006. There have been no other material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2004.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of July 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders:

The company’s annual meeting of stockholders was held on May 26, 2004. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	8,118,553.351	44,611.735
David A. Christensen	7,425,693.351	737,471.735
Thomas S. Everist	8,108,295.351	54,869.735
Mark E. Griffin	8,136,047.351	27,117.735
Conrad J. Hoigaard	8,135,403.351	27,761.735
Cynthia H. Milligan	8,116,063.838	47,101.248
Ronald M. Moquist	8,134,293.120	28,871.966

Item 5. Other Information: None

Item 6. (a) Exhibits Filed:

31(a)       Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act

31(b)       Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act

32            Certification Pursuant to Section 906 of Sarbanes-Oxley Act

(b) Reports on Form 8-K:

We furnished a Form 8-K dated May 19, 2004 under Item 12 to disclose our first quarter earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 3, 2004