Form 10-Q
period 2004-10-31
RAVEN INDUSTRIES INC
filed 2004-12-06
CIK 82166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 31, 2004

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

Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. (X) Yes (  ) No

Indicate by check mark (‘x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). (X) Yes (  ) No

As of December 1, 2004 there were 18,033,980 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)	Oct 31, 2004	Jan 31, 2004	Oct 31, 2003
ASSETS
Cash and cash equivalents	$4,903	$14,442	$15,264
Short-term investments	4,000	4,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $265, $265 and $290, respectively	24,293	18,454	18,419
Inventories:
Materials	16,093	12,143	12,320
In process	2,793	2,120	2,236
Finished goods	3,387	2,500	2,407

Total inventories	22,273	16,763	16,963
Deferred income taxes	1,328	1,313	1,471
Prepaid expenses and other current assets	1,513	738	604

Total current assets	58,310	55,710	56,721

Property, plant and equipment	50,188	46,638	45,832
Accumulated depreciation	(32,730)	(30,688)	(29,975)

Property, plant and equipment, net	17,458	15,950	15,857
Goodwill	5,933	6,776	5,933
Amortizable intangible assets, net	222	892	821
Other assets, net	174	180	130

Total assets	$82,097	$79,508	$79,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current portion of long-term debt	$70	$72	$104
Accounts payable	6,280	3,666	4,647
Accrued 401(k) contributions	831	906	698
Income taxes payable	335	267	573
Customer advances	265	373	353
Accrued liabilities	8,223	6,611	6,251

Total current liabilities	16,004	11,895	12,626
Long-term debt, less current portion	5	57	75
Other liabilities, primarily compensation and benefits	1,383	1,085	1,442

Total liabilities	17,392	13,037	14,143

Stockholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,025,866; 31,907,974 (15,953,987 pre-split) and 31,849,306 (15,924,653 pre-split), respectively	32,026	15,954	15,925
Paid in capital	566	784	558
Retained earnings	72,313	87,914	86,139

	104,905	104,652	102,622
Less treasury stock, at cost, 13,976,886; 13,866,886 (6,933,443 pre-split); and 13,805,886 (6,902,943 pre-split) shares, respectively	40,200	38,181	37,303

Total stockholders’ equity	64,705	66,471	65,319

Total liabilities and stockholders’ equity	$82,097	$79,508	$79,462

     The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended		Ended
(in thousands except per share data)	Oct 31, 2004	Oct 31, 2003	Oct 31, 2004	Oct 31, 2003
Net sales	$48,597	$36,081	$124,082	$109,133
Cost of sales	35,635	26,862	90,683	82,666

Gross profit	12,962	9,219	33,399	26,467
Selling, general and administrative expenses	3,581	3,023	9,916	8,691
Loss on disposition of businesses and assets	1,282	75	1,282	174

Operating income	8,099	6,121	22,201	17,602
Interest expense	14	38	30	60
Other income, net	(30)	(43)	(96)	(116)

Income before income taxes	8,115	6,126	22,267	17,658
Income taxes	2,921	2,224	8,016	6,410

Net income and comprehensive income	$5,194	$3,902	$14,251	$11,248

Net income per common share:
Basic	$0.29	$0.22	$0.79	$0.62
Diluted	$0.28	$0.21	$0.77	$0.61
Cash dividend paid per common share:
Quarterly	$0.055	$0.045	$0.165	$0.125
Special	—	—	0.625	—

Total	$0.055	$0.045	$0.790	$0.125

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(in thousands)	Oct 31, 2004	Oct 31, 2003
Cash flows from operating activities:
Net income	$14,251	$11,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,468	2,886
Amortization	378	346
Provision for losses on accounts receivable, net of recoveries	21	36
Loss on disposition of businesses and assets	1,282	174
Deferred income taxes	68	91
Stock compensation expense	128	79
Change in operating assets and liabilities, net of effects from disposition of businesses and assets:
Accounts receivable	(5,860)	(1,987)
Inventories	(5,662)	4,403
Prepaid expenses and other assets	(246)	(247)
Operating liabilities	3,792	(213)
Other, net	137	147

Net cash provided by operating activities	10,757	16,963

Cash flows from investing activities:
Capital expenditures	(4,016)	(2,454)
Proceeds from disposition of businesses and assets	—	210
Purchase of short-term investments	(3,000)	(3,000)
Sale of short-term investments	3,000	3,000
Other, net	(5)	(240)

Net cash used in investing activities	(4,021)	(2,484)

Cash flows from financing activities:
Long-term debt principal payments	(54)	(91)
Proceeds from exercise of stock options	106	111
Dividends paid	(14,308)	(2,262)
Purchase of treasury stock	(2,019)	(2,190)

Net cash used in financing activities	(16,275)	(4,432)

Net increase (decrease) in cash and cash equivalents	(9,539)	10,047
Cash and cash equivalents at beginning of period	14,442	5,217

Cash and cash equivalents at end of period	$4,903	$15,264

Supplemental cash flow information
Cash paid for:
Income taxes	$7,129	$5,214
Interest	$14	$45

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair representation have been included. Financial results for the interim three and nine-month periods ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005. The January 31, 2004 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2004.

(2) Earnings Per Share

Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Share and per-share data have been restated to reflect the October 15, 2004, two-for-one stock split. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Details of the earnings per share computation are presented on the following table:

	For the Three Months		For the Nine Months
	Ended		Ended
(dollars in thousands except share and per share data)	Oct 31, 2004	Oct 31, 2003	Oct 31, 2004	Oct 31, 2003
Net income	$5,194	$3,902	$14,251	$11,248

Weighted average common shares outstanding	18,077,198	18,046,332	18,083,568	18,088,708
Dilutive impact of stock options	351,758	420,384	348,408	403,084

Weighted average common and common-equivalent shares outstanding	18,428,956	18,466,716	18,431,976	18,491,792

Net income per share:
Basic	$0.29	$0.22	$0.79	$0.62
Diluted	$0.28	$0.21	$0.77	$0.61

(3) Segment Reporting

The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

	For the Three Months		For the Nine Months
	Ended		Ended
(in thousands)	Oct 31, 2004	Oct 31, 2003	Oct 31, 2004	Oct 31, 2003
NET SALES
Flow Controls	$10,409	$8,186	$30,839	$28,991
Engineered Films	18,337	11,883	40,745	31,951
Electronic Systems	14,004	10,480	34,829	32,209
Aerostar	5,847	5,532	17,669	15,982

Total	$48,597	$36,081	$124,082	$109,133

OPERATING INCOME (LOSS)
Flow Controls	$1,671	$2,383	$8,566	$7,288
Engineered Films	5,237	2,732	11,413	8,019
Electronic Systems	1,629	1,603	3,104	4,325
Aerostar	1,152	871	3,706	2,510
Sold Businesses	—	(75)	—	(355)

Total Segment Income	9,689	7,514	26,789	21,787
Administrative and general expenses	(1,590)	(1,393)	(4,588)	(4,185)

Total	$8,099	$6,121	$22,201	$17,602

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

	Engineered Films		Aerostar
(in thousands) (unaudited)	As Reported	As Revised	As Reported	As Revised
Sales
FY 2004	$46,408	$42,636	$16,953	$20,725
FY 2003	39,975	35,096	12,529	17,408
FY 2002	40,280	35,796	16,271	20,755
FY 2001	40,004	35,403	24,559	29,160
FY 2000	35,889	30,868	28,277	33,298
FY 1999	32,514	28,641	35,625	39,498
Operating Income (Loss)
FY 2004	$11,701	$10,563	$1,954	$3,092
FY 2003	11,447	10,030	(405)	1,012
FY 2002	9,886	8,257	1,278	2,907
FY 2001	8,810	7,397	1,583	2,996
FY 2000	7,464	6,274	2,092	3,282
FY 1999	5,836	4,641	2,724	3,919
Assets
FY 2004	$18,108	$15,941	$5,589	$7,756
FY 2003	18,507	17,244	5,769	7,032
FY 2002	14,847	13,691	5,994	7,150
FY 2001	13,031	11,520	7,361	8,872
FY 2000	13,472	12,001	11,307	12,778
FY 1999	13,177	11,430	14,446	16,193
Capital Expenditures
FY 2004	$1,707	$712	$135	$1,130
FY 2003	4,111	4,080	539	570
FY 2002	3,182	3,178	252	256
FY 2001	674	633	122	163
FY 2000	792	764	117	145
FY 1999	566	538	308	336
Depreciation and Amortization
FY 2004	$1,664	$1,611	$383	$436
FY 2003	1,495	1,475	354	374
FY 2002	1,085	1,001	263	347
FY 2001	1,033	946	280	367
FY 2000	1,075	993	372	454
FY 1999	1,136	1,059	464	541

(4) Financing Transactions

The company has an uncollateralized credit agreement providing a line of credit of $7.0 million which was renewed in May 2004 and expires in May 2005. Letters of credit totaling $1.7 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. No borrowings were outstanding on the line at October 31, 2004.

(5) Short-term Investments

At October 31, 2004, the company has invested $4.0 million of excess cash into federally insured certificates of deposit with rates ranging from 1.55% to 2.4%. The investments have varying maturity dates which extend over the next 12 months.

(6) Dividends

The company paid a special one-time dividend of $0.625 per post-split share or $11.3 million on May 20, 2004 to shareholders of record at May 3, 2004.

The company announced on November 19, 2004, that its board of directors approved a quarterly cash dividend of 5 1/2 cents per share, payable January 14, 2005 to shareholders of record on December 23, 2004.

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

On November 8, 2004, the company issued a purchase order totaling $2.4 million for additional extrusion capacity in the Engineered Films segment. The new extrusion line is expected to be operational during the fourth quarter of fiscal 2005.

(8) Stock Split

On August 20, 2004, the Board of Directors declared a two-for-one stock split of the company’s common stock to be effected in the form of a stock dividend. The record date for the stock dividend was September 24, 2004, with the shares distributed on October 15, 2004. Per share calculations and average shares outstanding for all reported periods reflect the stock split.

(9) Loss on Disposition of Assets

The company incurred approximately $1.3 million of inventory, fixed assets, and intangible write-downs in the three and nine months ended October 31, 2004 that related to the company’s December 2003 acquisition of Fluent Systems, LLC. The write-downs, which were recorded in the Flow Controls segment, were a result of that division’s decision to abandon the Fluent monitoring system product.

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

EXECUTIVE SUMMARY

Record earnings for the three months ended October 31, 2004 of $5.2 million topped the fiscal 2004 third quarter earnings by $1.3 million, or 33.1%. Third quarter diluted earnings per share increased 7 cents per share from 21 cents to 28 cents. Increased sales in the company’s Engineered Films division resulted in gross profit gains, driving the earnings growth. The profit gain from Engineered Films’ higher sales level was partially offset by write-downs of $1.3 million against inventory, fixed assets, and intangibles related to the company’s December 2003 acquisition of Fluent Systems, LLC. The write-downs, which were recorded in the Flow Controls segment, were a result of that division’s decision to abandon the Fluent monitoring system product. For the first nine months, net income rose to $14.3 million, a $3.0 million increase over the prior year. Earnings per diluted share reached 77 cents; a 26.2% increase over the nine-month period reported one year earlier. Higher earnings for the nine months were attributed to gross profit rate growth in the company’s Aerostar and Flow Controls segments, despite the write-downs taken in the current year’s third quarter, and higher sales levels in Engineered Films.

Record consolidated sales for the current quarter reached $48.6 million, a $12.5 million increase over sales for the quarter ended October 31, 2003. Third quarter sales were positively impacted by $4.1 million of reinforced plastic sheeting deliveries by the Engineered Films division for hurricane relief. For the nine months ended October 31, 2004, consolidated sales reached $124.1 million, an increase of $14.9 million over sales reported for the same period in 2003. For the quarter and nine-months ended October 31, 2004, all of the company’s reporting segments posted revenue gains over last year’s comparable periods. Engineered Films led the sales increase in both periods, increasing sales 54.3% for the third quarter and 27.5% for the first nine months.

Consolidated operating income of $8.1 million for the current quarter topped fiscal 2004’s third quarter by 32.3% or $2.0 million. Engineered Films, Electronic Systems, and Aerostar all posted gains in operating income for the quarter, with Engineered Films posting a particularly strong quarter performance. Flow Controls’ operating income fell 29.9% due to the asset write-downs. Administrative expenses increased $197,000, or 14.1% from the quarter ended October 31, 2003 due primarily to spending for professional services and increased contributions. Consolidated gross profit as a percentage of sales increased from 25.6% for the quarter ended October 2003 to 26.7% for the current quarter. Operating income for the first nine months reached $22.2 million, an increase of 26.1% over the first nine months of last year. Flow Controls, Engineered Films, and Aerostar all achieved substantial gains in operating income, while Electronic Systems reported a decline in operating income for the nine-month period of $1.2 million, or 28.2%. For the nine months ended October 31, 2004, administrative expenses reached $4.6 million, an increase of 9.6% over last year’s comparable period. Prior year results included a gain of $181,000 from the sale of a sewing plant closed during fiscal year 2003 and additional provisions of $355,000 for open issues at previously sold businesses. Gross profit as a percentage of sales of 26.9% for the current nine months was 2.6 percentage points ahead of the 24.3% reported for the nine months ended October 31, 2003 due to strong performances in the company’s Engineered Films, Flow Controls, and Aerostar segments.

Consolidated interest expense and other income, mainly interest income from excess cash investments, remained steady between the quarter and nine months ended October 31, 2004 as compared to October 31, 2003. Income tax expense increased from $2.2 million for the quarter ended October 31, 2003 to $2.9 million for the current quarter, while year-to-date income tax expense reached $8.0 million, a $1.6 million increase over the prior year’s comparable period. The increases reported for the quarter and nine-month period reflect higher taxable income as earnings have risen.

The company anticipates fourth quarter results to exceed fiscal 2004 fourth quarter levels, adding on to a strong performance reported so far in the first nine months. Flow Controls is expected to continue to post positive operating variances over last year, while Electronic Systems is expected to continue making gains in improving their profitability. Engineered Films’ sales growth will likely continue as market demand and hurricane film orders are fulfilled, though material supply and capacity constraints may reduce fourth-quarter gains. Aerostar sales and profits are expected to decrease in the upcoming quarter as a result of scaled-back shipments on the segment’s parachute contract. The delivery schedule on the subsidiary’s parachute contract has been renegotiated, extending $2.5 million of shipments, which were scheduled to be delivered by February 2005, out through October 2005.

RESULTS OF OPERATIONS

FLOW CONTROLS

Sales of $10.4 million for the current quarter were 27.2% higher than sales for the quarter ended October 31, 2003. For the nine months ended October 31, 2004, sales were $30.8 million, a $1.8 million increase from the same period of 2003. Included in the prior year’s nine-month period was $6.0 million in final shipments under a special-order for chemical injection systems. Current year revenue growth was due to the improving ag economy, new product sales, and market share gains resulting from the successful implementation of the division’s new distribution strategy. These factors have offset the revenue loss from last year’s chemical injection system order.

Operating income of $1.7 million for the current quarter declined $712,000, or 29.9%, as compared to the quarter ended October 31, 2003. Asset write-downs totaling $1.3 million were included in the current quarter’s operating income figure. Third quarter gross profits of $3.8 million increased by $783,000 over last year’s comparable period. Higher margin product mix, an increase in sales level, and the division’s value-engineering activities have had a favorable impact on profits. As a percentage of sales, gross profit margins decreased slightly to 36.6% from the 36.9% reported for the prior year’s comparable quarter. For the current quarter, selling expenses increased $217,000, or 34.2%, reflecting higher personnel costs, advertising, and show expenses associated with the precision agriculture distribution plan. Operating income of $8.6 million for the first nine months increased $1.3 million, or 17.5%, over income of $7.3 million for the nine months ended October 31, 2003. Gross profits grew as a result of favorable product mix and operating efficiencies. These profit gains were tempered by the $1.3 million asset write-downs and higher selling expenses, which were $542,000, or 31.7%, more than the nine-month period ended October 31, 2003. As with the quarter, higher expenses associated with the division’s new distribution strategy increased selling expenses over last year.

ENGINEERED FILMS

For the three months ended October 31, 2004, sales increased substantially, reaching $18.3 million, or $6.5 million more than the third quarter ended one year earlier. The current quarter’s sales level benefited from $4.1 million of hurricane film revenue. Sales of pit liners for the oil-drilling industry and revenue growth experienced in the agricultural, industrial, and construction markets also contributed to the sales increase for the quarter. Sales of $40.7 million for the current nine months ended were $8.8 million higher than sales for the same period in 2003. In addition to the hurricane film sales, the division posted significant revenue gains in the pit lining, manufactured housing, agricultural, and vapor barrier markets on a year-to-date basis.

For the quarter, operating income of $5.2 million almost doubled that of last year’s third quarter, increasing by 91.7%. Operating income was positively impacted by the division’s higher sales level achieved in the quarter, which helped offset the negative impact of higher resin costs. Gross profit as a percentage of sales was 32.4% for the current quarter as compared to 27.6% recorded for the three months ended October 31, 2003. Increased selling expenses countered some of the gross profit gain for the quarter, increasing to $696,000, a $157,000, or 29.1%, increase over last year’s third quarter. As for the nine months ended October 31, 2004, operating income of $11.4 million exceeded the prior year’s comparable period by 42.3%, or $3.4 million. Gross profits grew as a result of the increased sales level. The gross profit percentage of 32.4% for the nine months ended was ahead of the 30.3% achieved for the nine months ended October 31, 2003.

ELECTRONIC SYSTEMS

Segment sales of $14.0 million for the current quarter ended were $3.5 million higher than the $10.5 million sales level reported for the third quarter of fiscal 2004, reflecting increased shipments to one of the division’s newer customers. For the nine months ended October 31, 2004, sales were $34.8 million, 8.1% higher than the revenue posted for the same period last year. The third quarter sales increase pushed the division’s year-to-date sales level over the comparable period of one year earlier, as revenue growth for the first half of the year was negatively impacted by operating inefficiencies.

For the quarter ended October 31, 2004, operating income of $1.6 million was even with results posted for last year’s third quarter, despite the higher sales level experienced by the division. Start-up inefficiencies had a negative impact on gross profits, as reflected in the gross profit rate decline from 17.5% for the three months ended October 31, 2003 to 13.0% for the current year’s third quarter. Operating income was $3.1 million for the first nine months; a $1.2 million decrease over operating income of $4.3 million for the prior year’s comparable period. As a percentage of sales, gross profit declined from 15.2% for the nine months ended October 31, 2003 to 10.8% for the current nine months ended. Operating income results for the nine-month period were negatively impacted by the lack of sales growth, manufacturing inefficiencies, and higher selling expenses experienced in the first half of the current fiscal year.

AEROSTAR

Sales of $5.8 million for the current quarter were 5.7%, or $315,000, higher than sales for the quarter ended October 31, 2003. The third quarter revenue growth was attributed to increased sales in the subsidiary’s scientific research balloon product line. For the nine months ended October 31, 2004, net sales were $17.7 million, a $1.7 million improvement over the prior year’s comparable period. Sales gains in parachute products, military decoys, and service uniforms accounted for the positive sales variance recorded in the first nine months. This revenue growth has more than offset year-to-date sales decreases in hot-air balloons and commercial inflatable products.

Segment operating income for the current quarter increased $281,000 to $1.2 million when compared to operating income for the quarter ended October 31, 2003. As a percentage of sales, gross profits increased from 19.6% for the quarter ended October 31, 2003 to 23.9% for the current quarter. Higher profits on the subsidiary’s parachute products and scientific research balloons drove the income improvement over last year’s comparable period. Operating income for the first nine months of the current year was $3.7 million, an increase of $1.2 million over the first nine months of last year. Included in last year’s nine-month operating income results was a $181,000 gain from sales of a sewing plant and equipment. Gross profit as a percent of sales increased from last year’s 18.1% to the current year-to-date percentage of 24.7%, reflecting strong profitability on sales of parachute products and military decoys. Partially offsetting this operating income growth was a decline in gross profit from the subsidiary’s commercial inflatable product line.

SOLD BUSINESSES

This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for last year’s third quarter was an additional $75,000 provision for changes in estimated closing costs, which resulted from information received by the company from its advisors. The results for the nine months ended October 31, 2003 include $355,000 of additional provisions for changes in estimated closing costs.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

Operations generated $10.8 million of positive cash flows in the nine months ended October 31, 2004, a decrease of $6.2 million from the same period of fiscal 2004. Higher working capital requirements, particularly higher inventory and accounts receivable levels, accounted for the decrease in net cash provided by operating activities between the two periods. Engineered Films and Electronic Systems’ inventory levels have increased during the current fiscal year to support higher sales levels. Accounts receivable levels have increased as compared to October 31, 2003 mainly due to the substantial sales growth attained in the Engineered Films segment. The company’s continued strong earnings performance in the first nine months of the year and higher accrued liability balances partially countered the impact of the higher inventory and accounts receivable levels.

Total cash, cash equivalents, and short-term investments were $8.9 million as of October 31, 2004, reflecting a $9.5 million decrease over the January 31, 2004 cash position. Higher inventory and accounts receivable levels and the payment of a special one-time dividend of $0.625 per post-split share, or $11.3 million, on May 20, 2004 were significant cash outflows made during the current year. As compared to the October 31, 2003 balance of $19.3 million, cash and short-term investment levels have decreased $10.4 million.

The company expects that current cash and short-term investments, combined with continued positive operating cash flows, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

Cash used in investing activities totaled $4.0 million, increasing $1.5 million for the nine months ended October 31, 2004 as compared to cash used of $2.5 million for the nine months ended October 31, 2003. The increase was a result of higher capital expenditures, particularly in the company’s Engineered Films and Flow Controls segments.

Financing activities used $16.3 million in cash for the nine months ended October 31, 2004. The payment of dividends and repurchases of stock continue to be the principal financing activities of the company. Dividend payments totaled $14.3 million for the first nine months of the current year, $11.3 million of which was the special one-time dividend payment made in May 2004. For the nine months ended October 31, 2004, treasury stock purchases totaled $2.0 million as compared to $2.2 million of purchases made for the nine months ended one year earlier.

Stock Repurchases

Repurchases of the company’s common stock (on a post-split basis) during the third quarter of fiscal 2005 were as follows:

Period	Total number	Average price
August 2004	4,000	$19.04
September 2004	10,000	$21.04
October 2004	32,000	$21.07

Total Third Quarter	46,000	$20.89

The company repurchases stock under an authorization from its Board of Directors. It has not publicly announced its repurchase plans, other than to indicate a willingness to buy less than 2% of shares outstanding on an annual basis. Under a resolution from the Board of Directors, dated November 19,

2004, the company has authority to repurchase up to $1.5 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

Commitments and Contingencies

In May 2004, the company entered into an agreement to purchase a building to be used for the Engineered Films division. The agreement required an earnest payment of $25,000 at signing, with the remaining $1,775,000 due on or before May 1, 2006.

On November 8, 2004, the company issued a purchase order totaling $2.4 million for additional extrusion capacity in the Engineered Films segment. The new extrusion line is expected to be operational during the fourth quarter of fiscal 2005.

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

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of October 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We furnished a Form 8-K dated August 19, 2004 under Item 12 to disclose our second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: December 6, 2004