Form 10-K
period 2005-01-31
RAVEN INDUSTRIES INC
filed 2005-03-31
CIK 82166

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common stock, $1 par value
(Title of each class)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark (“X”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.) ☑ Yes ☐ No

The aggregate market value of the registrant’s common stock held by nonaffiliates at July 31, 2004 was approximately $297,995,628. The aggregate market value was computed by reference to the closing price (as adjusted for the two-for-one stock split on October 15, 2004), as reported on the NASDAQ National Market System, $19.06, on July 31, 2004, which was as of the last business day of the registrant’s most recently completed second fiscal quarter.

Shares of common stock outstanding at March 23, 2005: 18,028,086.

DOCUMENTS INCORPORATED BY REFERENCE

The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report, unless the context indicates otherwise.

The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant’s Annual Report to Shareholders for the year ended January 31, 2005 and the Proxy Statement for the registrant’s 2005 annual meeting, a definitive copy of which will be filed in April 2005. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the registrant’s Annual Report to Shareholders for the year ended January 31, 2005 is included as an exhibit to this report.

PART I.	ITEM IN FORM 10-K	REFERENCE
Item 1.	Business	Business, pages 4-7, this document;
Business Segments pages 1, 16 and
38 of the Annual Report to
Shareholders

Item 2.	Properties	Properties, pages 7-8, this document

Item 3.	Pending Legal Proceedings	Pending Legal Proceedings, page 8, this
document

Item 4.	Submission of Matters to a Vote of Security Holders	Submission of Matters to a Vote of
Security Holders, page 8, this
document

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related	Page 8, this document, Quarterly
	Shareholder Matters	Information (unaudited), page 26,
Eleven-year Financial Summary,
pages 14-15, and inside back cover,
Annual Report to Shareholders

Item 6.	Selected Financial Data	Eleven-year Financial Summary,
pages 14-15, Annual Report to Shareholders

Item 7.	Management’s Discussion and Analysis	Financial Review and Analysis, pages 17-
	of Financial Condition and Results of	25, Annual Report to Shareholders
Operations

Item 7A.	Quantitative and Qualitative Disclosures	Page 9, this document
About Market Risk

Item 8.	Financial Statements and	Pages 28-39, Annual Report to
	Supplementary Data	Shareholders

Item 9.	Changes In and Disagreements With	Changes In and Disagreements With
	Auditors on Accounting and Financial	Auditors on Accounting and Financial
	Disclosure	Disclosure, page 9, this document

Item 9A.	Controls and Procedures	Page 27, Annual Report to Shareholders

PART III.

Item 10.	Directors and Executive Officers of the	Pages 9-10, this document
	Registrant	Election of Directors, Executive
Compensation, Board of Directors
and Committees, Corporate
Governance and Other Matters,
Proxy Statement

Item 11.	Executive Compensation	Executive Compensation, Proxy
Statement

Item 12.	Security Ownership of Certain Beneficial	Ownership of Common Stock, Proxy
	Owners and Management and	Statement, Annual Report to
	Related Shareholder Matters	Shareholders and page 10, this
document

Item 13.	Certain Relationships and Related	Election of Directors, Proxy Statement
Transactions

Item 14.	Principal Accounting Fees and Services	Independent Registered Public
Accounting Firm Fees, Proxy
Statement

PART IV.

Item 15.	Exhibits, Financial Statement Schedule	Exhibits, Financial Statement Schedule,
pages 10-12, this document.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the company with the Securities and Exchange Commission (as well as information included in statements made or to be made by the company) contains statements that are forward-looking. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect certain of the company’s primary markets, such as agriculture and construction, or changes in competition, raw material availability, technology or relationships with the company’s largest customers, any of which could adversely impact any of the company’s product lines. The foregoing list is not exhaustive and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

RAVEN INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2005

Item 1. Business

General
Raven Industries, Inc., was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products to customers throughout North America. The company began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 805 persons on active status in four states and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The company’s Internet address is located at http//www.ravenind.com and its common stock trades on the NASDAQ National Market System under the symbol RAVN. During fiscal 2004 the company adopted a Code of Ethics applicable to all officers, directors, and employees and which is available on the website.

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

Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2005	FY 2004	FY 2003
Reinforced plastic sheeting	$58,657	$42,636	$35,096
Electronics manufacturing services	47,049	44,307	38,589
Agricultural flow control devices and accessories	37,004	31,413	23,071
Cargo parachutes/parachute-related products	7,887	6,828	813
Uniforms and protective wear	6,822	5,730	4,957
Other	10,667	11,813	17,063

Total ongoing operation sales	168,086	142,727	119,589
Businesses sold:
Feedmill controls	—	—	1,314

Total sales	$168,086	$142,727	$120,903

Business Segments
 Flow Controls
 Products in this segment are electronic speed and global positioning system (GPS)-based, location compensated application control products. They are used primarily for precision farming applications, as well as marine navigation. The company has developed new products for field location control and chemical injection. In February 2005, the company acquired the assets of Montgomery Industries, Inc. a privately-held Saskatchewan, Canada company, to expand its precision agriculture product base and its international presence.

Home office personnel sell flow control devices directly to original equipment manufacturers (OEMs) and independent third-party distributors. In fiscal 2004, the segment began expanding their marketing and distribution plans through on-site precision agriculture representatives in key geographic areas. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

Engineered Films
This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications.

The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability. To increase production, a $7.3 million two-year capital investment plan was completed in fiscal 2003 including a new extruder believed to be one of the largest in North America, nearly doubling capacity. In fiscal 2005 and 2006, investment resumed with capital expenditures for new extrusion technology and lamination and warehouse capacity.

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

Aerostar
The Aerostar subsidiary produces and sells custom-shaped advertising inflatables that have a number of uses including parade floats and advertising media. It also sells high altitude balloons for public and commercial research. In fiscal 2003, the subsidiary was awarded a $7.65 million contract to produce cargo parachutes for the US Army. Shipments were substantially completed during fiscal 2004, but a $7.75 million add-on to the contract was received in fiscal 2004. The second year contract ramped up to full delivery rates for the first three quarters of fiscal 2005. At that point, deliveries originally scheduled through January 2005 were rescheduled by the US Army through October 2005. The company is the originator of modern hot-air ballooning and continues to be a leader in design and technical expertise. Aerostar also manufactures other sewn and sealed products on a contract basis. It continues to produce uniforms and protective wear for US government agencies as a subcontractor. The subsidiary was previously in the cold-weather commercial outerwear business, but with the closure of a sewing plant in fiscal 2003 and prior plant sales, has now exited that business.

Aerostar sells inflatable displays directly to corporate customers, advertising agencies, and public relations firms, and are subject to varying levels of competition. Generally, the more customized the product, the greater the company’s market share. Hot-air balloons are sold through an independent third-party dealer network.

Government sales are made in response to competitive bid requests. High-altitude research balloons are sold directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Demand for these products is small but stable. Aerostar is the largest balloon supplier for high-altitude research in the United States.

Sold Businesses
The Beta Raven Industrial Controls Division produced and sold computerized process-control systems directly to feedmills and to other markets. The business was sold during fiscal 2003. In prior years, the company has disposed of its pickup-truck topper (fiscal 2000) and plastic tank businesses (fiscal 2001).

Major Customer Information
No one customer accounted for 10% or more of consolidated sales in fiscal 2005 or more than 10 percent of the company’s consolidated accounts receivable at January 31, 2005. In fiscal 2003, one customer in the Electronic Systems segment accounted for $12.9 million, or 10.7%, of the company’s consolidated sales. No customers reached the 10% threshold in fiscal 2004. Two customers in the Electronic Systems segment accounted for more than 48% of the segment’s sales in fiscal 2005. The loss of these accounts would adversely affect profitability; however, the company believes its relationships with these customers are strong. In addition, the breadth of the company’s product lines helps protect it from the impact of losing any single customer.

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

Research and Development
The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Flow Controls segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 33 of the 2005 Annual Report to Shareholders, incorporated herein by reference.

Environmental Matters
Except as described below, the company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company’s capital expenditures, earnings or competitive position.

In connection with the sale of substantially all of the assets of the company’s Glasstite, Inc. subsidiary in fiscal 2000, the company has agreed to assume responsibility for the investigation and remediation of any pre-

October 29, 1999 environmental contamination at the company’s Glasstite pickup-truck topper facility in Dunnell, Minnesota as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

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

The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank Division have conducted environmental assessments of the properties used in these businesses. Although these assessments are still being evaluated by the MPCA and DENR, respectively, on the basis of the data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flow of the company. The company had accrued approximately $145,000 at January 31, 2005, its best estimate of probable costs to be incurred related to these matters.

Backlog
As of February 1, 2005, the company’s backlog of firm orders totaled $43.6 million. Backlog amounts as of February 1, 2004 and 2003 were $47.1 million and $42.8 million, respectively.

Employees
As of January 31, 2005, the company had approximately 860 employees, 805 in an active status. Following is a summary of active employees by segment: Electronic Systems - 240; Flow Controls - 210; Engineered Films - 120; Aerostar - 190; Administration - 45. Management believes its employee relations are satisfactory.

Item 2. Properties

The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

	Square		Business
Location	Feet	Function	Segments
Sioux Falls, SD	150,000	Corporate office; electronics	All
manufacturing
	69,300	Plastic sheeting manufacturing	Engineered Films
	59,000	Plastic sheeting and hot-air	Engineered Films;
		balloon manufacturing	Aerostar
	30,800	Warehouse and offices	Engineered Films
	27,000	Offices and material handling	Aerostar
facility
	25,300	Inflatable manufacturing	Aerostar
	24,000	Electronics manufacturing	Electronic Systems
	10,200	Machine shop	Flow Controls
	*15,470	Warehouse	Engineered Films
	7,800	Training/meeting center	Flow Controls
Sulphur Springs, TX	63,900	Research balloon	Aerostar
manufacturing
Springfield, OH	30,000	Warehouse	Engineered Films
Huron, SD	24,100	Sewing plant	Aerostar
St. Louis, MO	21,000	Electronics manufacturing	Electronic Systems
Madison, SD	20,000	Sewing plant	Aerostar
Austin, TX	*12,000	Product development and	Flow Controls
manufacturing
Stockholm, SK	*6,800	Electronics manufacturing	Flow Controls

*	Leased

Most of the company’s manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are, in all material respects, in good condition and are adequate to meet existing production needs, although the company is building a 26,000 square foot addition in Sioux Falls for its Engineered Films Division. This division will also be purchasing additional space as described in Note 14 to the Consolidated Financial Statements located on page 38 of the 2005 Annual Report to Shareholders, incorporated herein by reference. The company owns 6.95 acres of undeveloped land adjacent to the other owned property in Sioux Falls, which is available for expansion.

Item 3. Pending Legal Proceedings

The company is responsible for investigation and remediation of environmental contamination at two of its sold facilities (see “Item 1, Business — Environmental Matters”). In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter to a vote of security holders of the company.

Item 5. Market for the Registrant’s Common Equity and Related Shareholder Matters

Incorporated by reference to pages 26 (Quarterly Information), 14-15 (Eleven-year Financial Summary), and inside back cover of the 2005 Annual Report to Shareholders.

Repurchases of the company’s common stock during the fourth quarter of fiscal 2005 were as follows:

				Max. # (or approx $
			Total # shares	value of shares
			purchased as part	that may yet be
			of Publicly	purchased under the
Period	Total Number	Average price	Announced Plan	Plans
November 2004	15,000	$21.07	15,000	$1,183,950
December 2004	52,000	$19.44	52,000	$173,310
January 2005	9,500	$18.18	9,500	$485
Total Fourth Quarter	76,500	$19.60	76,500

The company repurchases stock under an authorization from its Board of Directors. It has not publicly announced its repurchase plans, other than to indicate a willingness to buy less than 2% of shares outstanding on an annual basis. Under a resolution from the Board of Directors, dated March 12, 2005, the company has authority to repurchase up to $1.0 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

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

Incorporated by reference to pages 28-39 of the company’s Annual Report to Shareholders.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Incorporated by reference to page 27 of the company’s Annual Report to Shareholders.

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the sections entitled “Election of Directors,” “Executive Compensation,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2005 Annual Meeting of Shareholders.

	Executive Officers
Name	Age	Position
Ronald M. Moquist	59	President and Chief Executive Officer

Thomas Iacarella	51	Vice President and Chief Financial Officer

Barbara K. Ohme	57	Vice President - Administration

Daniel A. Rykhus	40	Executive Vice President

Each of the above executive officers serves at the pleasure of the Board of Directors on a year-to-year basis.

Mr. Moquist has been President and Chief Executive Officer of the company since 2000. He served as the Executive Vice President of Raven from 1985 through 2000. He joined the company in 1975 as Sales and Marketing Manager.

Mr. Iacarella has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. He joined Raven as Corporate Controller in 1991. Prior to joining the company, he held positions with Tonka Corporation and Ernst & Young, LLP.

Ms. Ohme was named Vice President - Administration on February 1, 2004. She joined Raven as Employment Manager in 1987.

Mr. Rykhus was named Executive Vice President and General Manager, Flow Controls Division on April 1, 2004. He joined the company as Director of World Class Manufacturing in 1990.

Item 11. Executive Compensation

Incorporated by reference to the section entitled “Executive Compensation” within the company’s Proxy Statement relating to its 2005 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2005 Annual Meeting of Shareholders.

The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the company’s equity compensation plans at January 31, 2005 is presented in the following table.

Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon	exercise price of	Number of
	exercise of	outstanding	securities available
Plan Category	outstanding options	options	for future issuance
Equity compensation plans approved by security holders (1)	323,076	$5.27	655,700
Equity compensation plans not approved by security holders	None	None	None

(1) Description of plan is included in Note 11 to the Consolidated Financial Statements located on page 37 of the 2005 Annual Report to Shareholders incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the section entitled “Election of Directors,” contained in the company’s Proxy Statement relating to its 2005 Annual Meeting of Shareholders.

Item 14. Principal Accounting Fees and Services

Incorporate by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2005 Annual Meeting of Shareholders.

Item 15. Exhibits, Financial Statement Schedule

(a)	Consolidated Financial Statements and Schedule

1.	Incorporated by reference from the attached exhibit containing the 2005 Annual Report to Shareholders:
  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Shareholders’ Equity and
     Comprehensive Income
  Consolidated Statements of Cash Flows
  Notes to Financial Statements
Report of Independent Registered Public Accounting Firm

2.	Included in Part II:

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule Schedule II - Valuation and Qualifying Accounts

The following schedules are omitted as they are not applicable or are not required: I, III and IV.

(b)	Exhibits Filed

The following exhibits are filed as part of this report:

Exhibit
Number	Description
2(a)	Asset Purchase Agreement dated February 17, 2005 by and among Raven Industries, Montgomery Industries and others.

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc.*

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(a) of the company’s Form 10-Q for the quarter ended April 30, 2004).

10(b)	Change in Control Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(b) of the company’s Form 10-Q for the quarter ended April 30, 2004).

10(c)	Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

10(d)	Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Form 10-Q for the quarter ended July 31, 1998).

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004.**

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004.**

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and Ronald M. Moquist and Thomas Iacarella dated as of February 1, 2004.**

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.**

10(i)	Change in Control Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.**

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).

13	2005 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31(a)	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31(b)	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

March 31, 2005	By:	/S/ Ronald M. Moquist

Date		Ronald M. Moquist
President (Principal Executive Officer and Director)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2005	/S/ Ronald M. Moquist

Date	Ronald M. Moquist
President (Principal Executive Officer and Director)

March 31, 2005	/S/ Thomas Iacarella

Date	Thomas Iacarella
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:

March 31, 2005	/S/ Conrad J. Hoigaard

Date	Conrad J. Hoigaard

March 31, 2005	/S/ Anthony W. Bour

Date	Anthony W. Bour

March 31, 2005	/S/ David A. Christensen

Date	David A. Christensen

March 31, 2005	/S/ Thomas S. Everist

Date	Thomas S. Everist

March 31, 2005	/S/ Mark E. Griffin

Date	Mark E. Griffin

March 31, 2005	/S/ Cynthia H. Milligan

Date	Cynthia H. Milligan

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule

To the Board of Directors and Shareholders of Raven Industries, Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 24, 2005 appearing in the 2005 Annual Report to Shareholders of Raven Industries, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 24, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2005, 2004 and 2003

(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to	Deductions
	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2005	$265	$34	None	$34	$265

Year ended January 31, 2004	$240	$67	None	$42	$265

Year ended January 31, 2003	$310	$(125)	None	$(55)	$240

Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.