Form 10-Q
period 2005-04-30
RAVEN INDUSTRIES INC
filed 2005-06-02
CIK 82166

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

As of May 26, 2005 there were 18,052,594 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)
	Apr 30, 2005	Jan 31, 2005	Apr 30, 2004
ASSETS
Cash and cash equivalents	$1,648	$6,619	$15,282
Short-term investments	2,500	3,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $269, $265 and $265, respectively	29,206	25,370	22,007
Inventories:
Materials	17,809	16,958	13,411
In process	2,948	2,820	2,977
Finished goods	2,452	3,537	2,150

Total inventories	23,209	23,315	18,538
Deferred income taxes	1,477	1,465	1,378
Prepaid expenses and other current assets	2,526	1,823	1,085

Total current assets	60,566	61,592	62,290

Property, plant and equipment	54,966	52,754	47,300
Accumulated depreciation	(33,524)	(32,790)	(31,588)

Property, plant and equipment, net	21,442	19,964	15,712
Goodwill	6,382	5,933	6,781
Amortizable intangible assets, net	2,543	195	766
Investment in unconsolidated affiliate	650	650	—
Other assets, net	174	175	173

Total assets	$91,757	$88,509	$85,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$39	$57	$72
Accounts payable	6,252	10,322	4,470
Dividends payable	—	—	11,327
Accrued 401(k) contributions	410	980	380
Income taxes payable	3,840	567	2,730
Customer advances	910	855	431
Accrued liabilities	7,083	8,169	5,420

Total current liabilities	18,534	20,950	24,830
Long-term debt, less current portion	—	—	39
Other liabilities, primarily compensation and benefits	1,435	1,477	1,218

Total liabilities	19,969	22,427	26,087

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,121,952; 32,052,854; 31,997,528 (15,998,764 pre-split), respectively	32,122	32,053	15,999
Paid in capital	896	765	920
Retained earnings	80,859	74,964	81,010
Accumulated other comprehensive loss	(29)	—	—

	113,848	107,782	97,929
Less treasury stock, at cost, 14,070,886; 14,053,386; and 13,874,886 (6,937,443 pre-split) shares, respectively	42,060	41,700	38,294

Total shareholders’ equity	71,788	66,082	59,635

Total liabilities and shareholders’ equity	$91,757	$88,509	$85,722

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands except per share data)
	For the Three Months
	Ended
	Apr 30, 2005	Apr 30, 2004
Net sales	$50,704	$38,408
Cost of sales	35,543	26,730

Gross profit	15,161	11,678
Selling, general and administrative expenses	4,025	3,227

Operating income	11,136	8,451
Interest expense	34	8
Other (income) expense, net	4	(32)

Income before income taxes	11,098	8,475
Income taxes	3,941	3,060

Net income	$7,157	$5,415

Net income per common share:
Basic	$0.40	$0.30
Diluted	$0.39	$0.29
Cash dividend paid per common share	$0.07	$0.055

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)
	For the Three Months Ended
	Apr 30, 2005	Apr 30, 2004
Cash flows from operating activities:
Net income	$7,157	$5,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,011	900
Amortization	128	126
Deferred income taxes	(111)	5
Stock compensation expense	61	43
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(3,673)	(3,553)
Inventories	231	(1,775)
Prepaid expenses and other current assets	(1,023)	(712)
Operating liabilities	(2,478)	2,081
Other operating activities, net	(41)	7

Net cash provided by operating activities	1,262	2,537

Cash flows from investing activities:
Capital expenditures	(2,409)	(662)
Acquisition of businesses	(2,685)	(5)
Purchase of short-term investments	—	(1,000)
Sale of short-term investments	500	1,000
Other investing activities, net	(3)	—

Net cash used in investing activities	(4,597)	(667)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	4,500	—
Repayments of borrowing under line of credit	(4,500)	—
Long-term debt principal payments	(18)	(18)
Dividends paid	(1,262)	(993)
Purchase of treasury stock	(360)	(113)
Other financing activities, net	(10)	94

Net cash used in financing activities	(1,650)	(1,030)

Effect of exchange rate changes on cash	14	—

Net increase (decrease) in cash and cash equivalents	(4,971)	840
Cash and cash equivalents at beginning of period	6,619	14,442

Cash and cash equivalents at end of period	$1,648	$15,282

Supplemental cash flow information
Cash paid during the quarter for:
Income taxes	$62	$—
Interest	$34	$3

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation and Description of Business

     The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The January 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2005.

(2) Earnings Per Share

     Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Share and per-share data have been retroactively restated to reflect the October 15, 2004, two-for-one stock split. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been antidilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the quarters ended April 30, 2005 and 2004, 86,600 and 128,133 shares were excluded. Details of the earnings per share computation are presented on the following table:

	For the Three Months
	Ended
	Apr 30, 2005	Apr 30, 2004
Net income (in thousands)	$7,157	$5,415

Weighted average common shares outstanding	18,032,939	18,076,516
Dilutive impact of stock options	258,748	351,298

Weighted average common and common equivalent shares outstanding	18,291,687	18,427,814

Net income per share:
Basic	$0.40	$0.30
Diluted	$0.39	$0.29

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

	For the Three Months
	Ended
(in thousands)	Apr 30, 2005	Apr 30, 2004
Net Sales
Flow Controls	$16,089	$13,197
Engineered Films	16,092	10,413
Electronic Systems	13,321	9,082
Aerostar	5,202	5,716

Total	$50,704	$38,408

Operating Income
Flow Controls	$5,869	$5,111
Engineered Films	4,119	2,986
Electronic Systems	2,090	702
Aerostar	937	1,228

Total Segment Income	13,015	10,027
Administrative and general expenses	(1,879)	(1,576)

Total	$11,136	$8,451

(4) Financing Transactions

     The company has an uncollateralized credit agreement providing a line of credit of $7.0 million bearing interest at the prime rate, which expires on June 30, 2005. Letters of credit totaling $2.0 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. Seasonal short-term borrowings of $4.5 million were required during the quarter, but were repaid by April 30, 2005. The weighted average interest rate for these borrowings was 5.63%. There were no borrowings outstanding under the credit line as of April 30, 2005 and April 30, 2004.

(5) Short-term Investments

     At April 30, 2005, the company has invested $2.5 million of excess cash into federally insured certificates of deposit with rates ranging from 1.55% to 2.4%. The investments have varying maturity dates, all of which are less than twelve months.

(6) Dividends

     The company announced on May 26, 2005, that its board of directors approved a quarterly cash dividend of 7 cents per share, payable July 15, 2005 to shareholders of record on June 24, 2005.

(7) Acquisition

     On February 17, 2005, the company acquired substantially all of the assets of Montgomery Industries, Inc., a privately held Canadian corporation, for $2.7 million in cash plus the assumption of certain liabilities and a quarterly payment of six percent on future sales of Montgomery products up to a maximum payment of $1.825 million. Montgomery has developed and sold an automatic boom height control system under the name “Autoboom” for agricultural sprayers designed to successfully maintain optimum boom height in uneven terrain without compromising the speed with which the sprayer can be operated. Of the purchase price, $289,000 was allocated to current assets, $82,000 was allocated to property, plant and equipment, $2.5 million was allocated to amortizable intangible assets (to be amortized over approximately seven years), $539,000 to current liabilities assumed and $380,000 to goodwill, which is fully deductible for tax purposes. The above purchase price allocation is preliminary and future refinements are likely to be made based on the completion of final valuation studies.

     The current earn-out on the sales of Montgomery products as of April 30, 2005 was $69,000 and has been added to goodwill.

     The operation is a component of the Flow Controls segment. The results of operations for the acquired business have been included in the consolidated financial statements since the date of acquisition. Pro forma earnings are not presented due to the immateriality of the acquisition to the company’s consolidated operations.

(8) Foreign Currency

     The Canadian dollar is considered the functional currency of the Canadian operations.

     The balance sheet of the Canadian subsidiary is translated into U.S. dollars at quarter-end exchange rates, while statement of earnings are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity.

     Foreign currency transaction gains or losses are recognized in the period incurred and are included in other income (expense) in the Consolidated Statement of Income.

(9) Comprehensive Income

     Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income for the company include net income and changes in foreign currency translation adjustments. Total comprehensive income was as follows:

(in thousands)
	For the Three Months
	Ended
	Apr 30, 2005	Apr 30, 2004
Net income	$7,157	$5,415
Foreign currency translation adjustments	(29)	—

Total comprehensive income	$7,128	$5,415

(10) Product Warranty Costs

     Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs for the quarter ended April 30, 2005 are summarized as follows:

(in thousands)
Balance at January 31, 2005	$452
Warranty costs incurred	(167)
Product warranty accrual	180

Balance at April 30, 2005	$465

(11) Effect of Recently Issued Accounting Standards

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. The adoption of this statement is not expected to have a significant effect on the company’s consolidated results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets throughout North America. The company operates three divisions (Flow Controls, Engineered Films and Electronic Systems) in addition to two wholly owned subsidiaries, Aerostar International, Inc. (Aerostar) and Raven Industries Canada, Inc. (Raven Canada). Flow Controls, including Raven Canada, provides electronic and Global Positioning System (GPS) products for the precision agriculture, marine navigation and other niche markets. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, manufactured housing and agriculture applications. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar manufactures military cargo parachutes, government service uniforms, high-altitude research balloons and other large-scale inflatable products.

EXECUTIVE SUMMARY

     Earnings for the three months ended April 30, 2005 grew 32.2% to $7.2 million as compared to earnings of $5.4 million for the quarter ended April 30, 2004. First quarter diluted earnings per share increased 10 cents per share from 29 cents to 39 cents. The Engineered Films, Electronic Systems, and Flow Controls segments all posted significant increases in operating income over the prior year’s first quarter ended April 30, 2004 due to increased sales levels.

     Consolidated sales for the current quarter reached $50.7 million, a $12.3 million increase over sales for the quarter ended April 30, 2004 and the highest quarterly sales ever reported by the company. Engineered Films generated a $5.7 million, or 54.5%, revenue increase as compared to the first quarter ended April 30, 2004. First quarter Engineered Films sales were positively impacted by residual demand for disaster film and higher sales of pit liners for oil exploration. Electronic Systems and Flow Controls also reported significant sales increases from one-year earlier with revenues increasing 46.7% and 21.9%, respectively. Electronic Systems’ sales were positively impacted by customer-driven demand, while Flow Controls’ sales were boosted by the segment’s recently acquired automatic boom height control system (“Autoboom”), which added $1.1 million in sales for the quarter. First quarter Aerostar sales decreased 9.0% when compared to the quarter ended April 30, 2004 as a result of lower cargo parachute and military decoy shipments.

     Consolidated gross profit as a percentage of sales decreased from 30.4% for the quarter ended April 30, 2004 to 29.9% for the current quarter. Engineered Films’ gross profit as a percentage of sales slipped to 30.2%, down from 33.7% reported for the quarter ended April 30, 2004. The decrease in the gross profit percentage was due to higher raw material costs experienced by the segment.

     Consolidated operating income of $11.1 million for the current quarter topped fiscal 2005’s first quarter by 31.8% or $2.7 million. Engineered Films, Electronic Systems, and Flow Controls all posted increases in operating income for the quarter, with Electronic Systems reporting a particularly strong quarter performance. For the quarter ended April 30, 2005, Electronic Systems’ operating income rose to $2.1 million, a $1.4 million improvement over the prior year’s first quarter. Aerostar operating income of $937,000 was $291,000, or 23.7% less than last year’s first quarter due to a lower sales level. Administrative expenses increased $303,000, or 19.2% from the quarter ended April 30, 2004 due primarily to spending for professional services related to the Montgomery Industries integration.

     Consolidated net, other expense totaled $38,000 for the quarter ended April 30, 2005 compared to net, other income of $24,000 reported for the prior year’s first quarter. During the current quarter, seasonal short-term borrowings of $4.5 million were required, which increased interest expense. There were no short-term borrowings during the comparable period last year. Income tax expense increased from $3.1 million for the quarter ended April 30, 2004 to $3.9 million for the current quarter. The increase reported for the quarter reflects higher taxable income as earnings have risen. The company’s effective tax rate of 35.5% compares favorably to the April 30, 2004 quarter-end rate of 36.1% due primarily to the impact of the U.S. Federal tax deduction for income attributable to manufacturing activities.

     The company anticipates positive sales and earnings growth for the three and six months ending July 31, 2005 as compared to last year’s second quarter and six-month results. Flow Controls is expected to report higher revenue when compared to the prior year’s second quarter. One impact of the Montgomery Industries acquisition and Flow Controls continuing investment in precision agriculture is that the seasonal patterns of this segment may become more pronounced. Revenue growth as compared to prior year results is projected to continue in the second quarter for Electronic Systems, as well as Engineered Films. Increased capacity that was brought on-line at the beginning of this year has enabled Engineered Films to achieve higher sales levels in the current year. Aerostar sales are expected to decrease in the upcoming quarter as compared to results for the three-month period ended July 31, 2004 due to decreased production and deliveries on the subsidiary’s cargo parachute contract. Aerostar does not expect to receive any additional parachute contracts for delivery in the current fiscal year.

RESULTS OF OPERATIONS

FLOW CONTROLS

     Sales of $16.1 million for the current quarter were 21.9%, or $2.9 million, higher than sales for the quarter ended April 30, 2004. First quarter revenue growth was due to increased sales into the sprayer control market and new product sales. Sales of the segment’s newly acquired Autoboom product and its GPS-based automatic steering system (SmarTrax) were the main drivers of the new product sales.

     Operating income of $5.9 million for the current quarter compared favorably to one-year earlier, increasing $758,000, or 14.8%. As a percentage of sales, gross profit margins decreased to 42.5% from the 44.0% reported for the prior year’s comparable quarter. The positive impact on profits as a result of the higher sales level was partially offset by higher investments in research, product development and marketing. For the current quarter, selling expenses increased $276,000, or 39.5%, reflecting the segment’s continued emphasis on broadening its precision agriculture distribution plan.

ENGINEERED FILMS

     For the three months ended April 30, 2005, sales grew 54.5%, reaching $16.1 million, or $5.7 million more than the first quarter ended one year earlier. While the segment reported sales levels up in all of the markets its serves, the largest revenue gains were achieved in the pit lining and disaster film markets. High oil prices continue to boost sales into the pit lining market segment, while the overall sales level has been positively impacted by higher raw material prices. Raw material cost increases are passed along in the form of product pricing adjustments as much as possible.

     Operating income increased $1.1 million, or 37.9%, to $4.1 million for the three months ended April 30, 2005 as compared to the quarter ended April 30, 2004. The profit impact of the segment’s increased sales level was partially offset by the portion of higher raw material costs that were not passed on in the form of higher product pricing and in higher sales of lower margin products, which was reflected in the decline of the gross profit rate. Gross profit as a percent of sales was 30.2% for the current quarter as compared to 33.7% recorded for the three-month period one-year earlier. First quarter profit gains were tempered by increased selling expenses which rose to $735,000, a $222,000, or 43.3% increase over last year’s first quarter. The selling expense increase was mainly due to higher personnel costs in support of the segment’s higher sales level.

ELECTRONIC SYSTEMS

     Sales for Electronic Systems were up $4.2 million, reaching $13.3 million for the first quarter. Customer-driven schedules and improved throughput positively impacted the segment’s sales performance over last year’s comparable period. Last year’s first quarter sales level was low due to customer delays on orders and isolated material shortages.

     For the quarter ended April 30, 2005, operating income of $2.1 million was almost triple the results reported one-year earlier, increasing by $1.4 million. The higher sales volume achieved for the current year’s first quarter in the segment’s two manufacturing locations, Sioux Falls and St. Louis, positively impacted profits due to increased throughput. As a percentage of sales, gross profit climbed from 10.3% for the first three months last year to 17.2% for the quarter ended April 30, 2005. Last year’s first quarter results were negatively impacted by start-up inefficiencies, which contrasted with the current quarter’s increased throughput and improved operating efficiency.

AEROSTAR

     Sales of $5.2 million for the current quarter were 9.0%, or $514,000, lower than sales for the quarter ended April 30, 2004. The first quarter revenue decrease was due to an expected decline of cargo parachute shipments as the current contract winds down and a lower level of military decoy sales. Partially offsetting the decline in parachute and decoy shipments was an improved sales level achieved for the subsidiary’s high-altitude research balloons.

     Operating income for the current quarter decreased $291,000, or 23.7% when compared to operating income for the quarter ended April 30, 2004. As a percentage of sales, gross profits decreased from 25.0% for the first quarter ended one-year earlier to 22.5% for the current quarter. The impact of decreased cargo parachute and military decoy revenues, which carry relatively high gross profit margins, has resulted in lower operating income and a decline in the subsidiary’s gross profit as a percent of sales. An improvement in high-altitude research balloon operating income helped offset the decline in parachute and decoy profits.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities and Cash Position

     Operations generated $1.3 million of positive cash flows in the three months ended April 30, 2005, a decrease of $1.3 million from the same period of fiscal 2005. A higher level of vendor payments reduced cash flow during the quarter ended April 30, 2005. Accounts payable at the company’s January 31, 2005 year-end was relatively high due to increased inventory levels and the extension of payment terms on certain vendor invoices. The company’s continued strong earnings performance in the first three months of the year partially countered the impact of higher accounts receivable and lower accounts payable balances.

     Total cash, cash equivalents, and short-term investments were $4.1 million as of April 30, 2005, reflecting a $5.5 million decrease from the January 31, 2005 cash position. The company paid $2.7 million for the Montgomery Industries acquisition in February 2005. The higher accounts receivable balance due to the increase in revenue and the lower accounts payable balance at quarter-end were significant operating cash outflows during the current quarter. As of April 30, 2005, total cash, cash equivalents, and short-term investments were $15.1 million less than the April 30, 2004 cash position due mainly to the special dividend of $11.3 million paid in May 2004 and the February 2005 acquisition of Montgomery Industries.

     The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations.

Investing and Financing Activities

     Cash used in investing activities totaled $4.6 million for the current quarter, an increase of $3.9 million as compared to cash used of $667,000 for the three-month period ended April 30, 2004. The increase was a result of higher capital expenditures, particularly in the company’s Engineered Films segment for additional extrusion capacity and facilities and the $2.7 million acquisition of Montgomery Industries.

     Financing activities used $1.7 million in cash for the three months ended April 30, 2005 as compared to $1.0 million used in last year’s comparable period. The payment of dividends and repurchases of stock continue to be the principal financing activities of the company. Dividend payments totaled $1.3 million for the first three months of the current year and treasury stock purchases totaled $360,000 as compared to $993,000 of dividends paid in the first quarter of last year and $113,000 of treasury stock purchases. Seasonal short-term borrowings on the company’s line of credit facility totaled $4.5 million for the current year’s first quarter. These borrowings were repaid by April 30, 2005.

Stock Repurchases

     Repurchases of the company’s common stock during the first quarter of fiscal 2006 were as follows:

				Max # (or approx
			Total # shares	$ value) of shares
			Purchased as part	that may yet be
			of Publicly	purchased under
Period	Total number	Average price	Announced Plan	the Plans
February 2005	—	$—	—	$485
March 2005	5,000	$20.02	5,000	$889,887
April 2005	12,500	$20.82	12,500	$639,688

Total First Quarter	17,500	$20.59	17,500

     Under resolutions from the Board of Directors dated March 12, 2005 and May 26, 2005, the company has authority to repurchase up to $1.0 million of stock on the open market, respectively. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

Commitments and Contingencies

     There have been no material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2005.

Recent Accounting Developments

     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. The adoption of this statement is not expected to have a significant effect on the company’s consolidated results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company’s debt consists of capital leases, all of which have fixed interest rates. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company does not enter into derivatives or other financial instruments for trading or speculative purposes.

A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of earnings. During the quarter ended April 30, 2005, there were no significant foreign currency fluctuations that materially impacted the consolidated results of operations or financial condition.

ITEM 4. INTERNAL CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of April 30, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities:

     Repurchases of the company’s common stock during the first quarter of fiscal 2006 were as follows:

				Max # (or approx
			Total # shares	$ value) of shares
			Purchased as part	that may yet be
			of Publicly	purchased under
Period	Total number	Average price	Announced Plan	the Plans
February 2005	—	$—	—	$485
March 2005	5,000	$20.02	5,000	$889,887
April 2005	12,500	$20.82	12,500	$639,688

Total First Quarter	17,500	$20.59	17,500

     Under resolutions from the Board of Directors dated March 12, 2005 and May 26, 2005, the company has authority to repurchase up to $1.0 million of stock on the open market, respectively. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.

Item 3. Defaults upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits Filed:

2	Asset Purchase Agreement dated February 17, 2005 by and among Raven Industries, Montgomery Industries and others (incorporated by reference to Exhibit 2(a) of the company’s Form 10-K for the fiscal year ended January 31, 2005)
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: June 2, 2005