Form 10-Q
period 2005-07-31
RAVEN INDUSTRIES INC
filed 2005-09-01
CIK 82166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2005
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
Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark (“x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark (“x”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 26, 2005 there were 18,045,940 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I – FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)
	July 31, 2005	Jan 31, 2005	July 31, 2004
ASSETS

Cash and cash equivalents	$7,178	$6,619	$7,327
Short-term investments	2,500	3,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $276, $265 and $265, respectively	22,152	25,370	16,821
Inventories:
Materials	19,318	16,958	14,849
In process	3,130	2,820	3,574
Finished goods	2,625	3,537	2,585

Total inventories	25,073	23,315	21,008
Deferred income taxes	1,500	1,465	1,371
Prepaid expenses and other current assets	2,033	1,823	517

Total current assets	60,436	61,592	51,044

Property, plant and equipment	57,125	52,754	48,189
Accumulated depreciation	(34,681)	(32,790)	(32,158)

Property, plant and equipment, net	22,444	19,964	16,031
Goodwill	6,342	5,933	6,781
Amortizable intangible assets, net	2,531	195	639
Investment in unconsolidated affiliate	649	650	—
Other assets, net	173	175	188

Total assets	$92,575	$88,509	$74,683

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current portion of long-term debt	$26	$57	$73
Accounts payable	6,265	10,322	4,762
Accrued 401(k) contributions	631	980	597
Income taxes payable	651	567	191
Customer advances	803	855	190
Accrued liabilities	7,734	8,169	6,113

Total current liabilities	16,110	20,950	11,926

Long-term debt, less current portion	11	—	20
Other liabilities, primarily compensation and benefits	1,391	1,477	1,344

Total liabilities	17,512	22,427	13,290

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,141,451; 32,052,854; 32,002,840 (16,001,420 pre-split), respectively	32,141	32,053	16,001
Paid in capital	956	765	975
Retained earnings	84,368	74,964	83,657
Accumulated other comprehensive loss	(13)	—	—

	117,452	107,782	100,633

Less treasury stock, at cost, 14,084,886; 14,053,386; and 13,930,886 (6,965,443 pre-split) shares, respectively	42,389	41,700	39,240

Total shareholders’ equity	75,063	66,082	61,393

Total liabilities and shareholders’ equity	$92,575	$88,509	$74,683

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(in thousands except per share data)
	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net sales	$45,304	$37,077	$96,008	$75,485

Cost of sales	34,422	28,318	69,965	55,048

Gross profit	10,882	8,759	26,043	20,437

Selling, general and administrative expenses	3,543	3,108	7,568	6,335
Loss on disposition of business	40	—	40	—

Operating income	7,299	5,651	18,435	14,102

Interest expense	—	8	34	16
Other income, net	(92)	(34)	(88)	(66)

Income before income taxes	7,391	5,677	18,489	14,152

Income taxes	2,617	2,035	6,558	5,095

Net income	$4,774	$3,642	$11,931	$9,057

Net income per common share:
Basic	$0.26	$0.20	$0.66	$0.50
Diluted	$0.26	$0.20	$0.65	$0.49

Cash dividend paid per common share:
Quarterly	0.07	$0.055	$0.14	$0.110
Special	—	0.625	—	0.625

Total	0.07	$0.680	$0.14	$0.735

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)
	For the Six Months Ended
	July 31, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$11,931	$9,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,171	1,723
Amortization	241	252
Loss on disposition of business	40	—
Deferred income taxes	(264)	60
Stock compensation expense	122	86
Change in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	3,379	1,618
Inventories	(1,629)	(4,245)
Prepaid expenses and other current assets	(669)	(144)
Operating liabilities	(4,716)	577
Other operating activities, net	9	24

Net cash provided by operating activities	10,615	9,008

Cash flows from investing activities:
Capital expenditures	(4,548)	(1,805)
Acquisition of businesses	(2,748)	(5)
Purchase of short-term investments	(1,500)	(2,000)
Sale of short-term investments	2,000	2,000
Other investing activities, net	4	(15)

Net cash used in investing activities	(6,792)	(1,825)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	4,500	—
Repayments of borrowing under line of credit	(4,500)	—
Long-term debt principal payments	(40)	(36)
Dividends paid	(2,527)	(13,314)
Purchase of treasury stock	(689)	(1,059)
Other financing activities, net	10	111

Net cash used in financing activities	(3,246)	(14,298)

Effect of exchange rate changes on cash	(18)	—

Net increase (decrease) in cash and cash equivalents	559	(7,115)
Cash and cash equivalents at beginning of period	$6,619	14,442

Cash and cash equivalents at end of period	$7,178	$7,327

Supplemental cash flow information
Cash paid for:
Income taxes	$6,024	$4,517
Interest	$34	$6
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The January 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2005.
(2) Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Share and per-share data have been retroactively restated to reflect the October 15, 2004, two-for-one stock split. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been antidilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and six month periods ended July 31, 2005, 85,933 and 86,267 shares were excluded, respectively. There were no antidilutive shares for the same periods ended July 31, 2004. Details of the earnings per share computation are presented in the following table:

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net income (in thousands)	$4,774	$3,642	$11,931	$9,057

Weighted average common shares outstanding	18,059,075	18,096,172	18,045,850	18,086,484
Dilutive impact of stock options	255,854	326,850	260,305	338,844

Weighted average common and common-equivalent shares outstanding	18,314,929	18,423,022	18,306,155	18,425,328

Net income per share:
Basic	$0.26	$0.20	$0.66	$0.50
Diluted	$0.26	$0.20	$0.65	$0.49

(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The sold business segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

(in thousands)
	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net Sales
Flow Controls	$8,626	$7,233	$24,715	$20,430
Engineered Films	17,445	11,995	33,537	22,408
Electronic Systems	15,300	11,743	28,621	20,825
Aerostar	3,933	6,106	9,135	11,822

Total	$45,304	$37,077	$96,008	$75,485

Operating Income (Loss)
Flow Controls	$1,434	$1,784	$7,303	$6,895
Engineered Films	4,184	3,190	8,303	6,176
Electronic Systems	2,903	773	4,993	1,475
Aerostar	420	1,326	1,357	2,554
Sold Business	(40)	—	(40)	—

Total Segment Income	8,901	7,073	21,916	17,100
Administrative and general expenses	(1,602)	(1,422)	(3,481)	(2,998)

Total	$7,299	$5,651	$18,435	$14,102

(4) Financing Transactions
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of June 1, 2006 bearing interest at 0.25% under the prime rate. Letters of credit totaling $2.0 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. Seasonal short-term borrowings of $4.5 million were required during the first quarter, but were repaid by April 30, 2005. The weighted average interest rate for those borrowings was 5.63%. There were no borrowings outstanding under the credit line as of July 31, 2005, January 31, 2005 or July 31, 2004.
(5) Short-term Investments
At July 31, 2005, the company has invested $2.5 million of excess cash into federally insured certificates of deposit with rates ranging from 2.3% to 3.4%. The investments have varying maturity dates, all of which are less than twelve months.
(6) Dividends
The company announced on August 25, 2005, that its board of directors approved a quarterly cash dividend of 7 cents per share, payable October 14, 2005 to shareholders of record on September 26, 2005.

(7) Acquisition
On February 17, 2005, the company acquired substantially all of the assets of Montgomery Industries, Inc., a privately held Canadian corporation, for $2.7 million in cash plus the assumption of certain liabilities and a quarterly payment of six percent on future sales of Montgomery products up to a maximum payment of $1.825 million. Montgomery has developed and sold an automatic boom height control system under the name “Autoboom” for agricultural sprayers designed to successfully maintain optimum boom height in uneven terrain without compromising the speed with which the sprayer can be operated. Of the purchase price, $289,000 was allocated to current assets, $82,000 was allocated to property, plant and equipment, $2.560 million was allocated to amortizable intangible assets (to be amortized over approximately seven years), $539,000 to current liabilities assumed and $285,000 to goodwill, which is fully deductible for tax purposes.
For the period ended July 31, 2005, the earn-out on the sales of Montgomery products was $124,000, which was recorded as an increase to goodwill.
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

(in thousands)
	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net Income	$4,774	$3,642	$11,931	$9,057
Foreign currency translation adjustments	16	—	(13)	—

Total comprehensive income	$4,790	$3,642	$11,918	$9,057

(10) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs for the six months ended July 31, 2005 are summarized as follows:

(in thousands)
Balance at January 31, 2005	$452
Warranty costs incurred	(324)
Product warranty accrual	316

Balance at July 31, 2005	$444

(11) Effect of Recently Issued Accounting Standards
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. The adoption of this interpretation is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005 and are not expected to have a significant effect on the company’s consolidated results of operations or financial position.
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
EXECUTIVE SUMMARY
Earnings for the three months ended July 31, 2005 grew 31.1% to $4.8 million as compared to earnings of $3.6 million for the quarter ended July 31, 2004. Second quarter diluted earnings per share increased 6 cents per share from 20 cents to 26 cents. For the first six months, net income rose to $11.9 million, a 31.7% increase over one year earlier, while earnings per diluted share reached 65 cents, a 16 cent increase over last year’s comparable period. Net income as a percent of sales reached 12.4% for the first six months, up from 12.0% achieved for last year’s comparable period. The Engineered Films and Electronic Systems segments have been the main drivers of the company’s sales and profit growth for the current year’s second quarter and six-month period.

Consolidated sales for the current quarter of $45.3 million were $8.2 million, or 22.2% above sales for the second quarter one year earlier. Higher sales in Engineered Films’ pit lining, agricultural, industrial and construction markets generated a $5.5 million, or 45.4%, revenue increase as compared to the second quarter ended July 31, 2004. Electronic Systems reported a $3.6 million, or 30.3%, increase in second quarter sales due to increased demand from existing customers, while Flow Controls sales were up $1.4 million. Aerostar quarterly sales of $3.9 million dropped $2.2 million as compared to the prior year’s second quarter due primarily to the expected cargo parachute revenue decrease. For the six months ended July 31, 2005, consolidated sales climbed to $96.0 million, a $20.5 million increase from the prior year’s revenue level of $75.5 million. Engineered Films and Electronic Systems were the main drivers in the sales growth, increasing sales $11.1 million and $7.8 million, respectively. Engineered Films recorded sales growth in all of its market segments, with shipments of pit liners for the oil industry posting the largest sales dollar increase, while Electronic Systems’ sales were positively impacted by increased demand from its existing customers. Flow Controls’ sales increased $4.3 million, reaching $24.7 million for the first six months. This segment’s revenue level was boosted by the recently acquired automatic boom height control system (“Autoboom TM ”), which added $2.1 million in sales for the first half of the year. Year-to-date Aerostar sales decreased $2.7 million when compared to the six-months ended July 31, 2004 as a result of lower cargo parachute deliveries.
Consolidated gross profit as a percentage of sales rose slightly from 23.6% for the quarter ended July 31, 2004 to 24.0% for the current quarter and for the first half was consistent at 27.1% as compared to last year’s rate. Electronic Systems’ gross profit as a percentage of sales increased from 8.4% to 20.4% for the current quarter and for the six months increased almost 10 percentage points due to higher sales volume and improved production efficiencies. The improvement in the Electronic Systems’ gross profit rate was tempered by gross profit rate decreases for the current quarter and six-month period in Engineered Films, Flow Controls, and Aerostar.
Consolidated operating income increased $1.6 million to $7.3 million for the quarter ended July 31, 2005 as compared to the quarter ended July 31, 2004. The Engineered Films and Electronic Systems segments posted significant increases in operating income over the prior year’s second quarter due to increased sales levels in both segments and increased operational efficiencies in Electronic Systems. Flow Controls and Aerostar operating income fell below last year’s second quarter results by $350,000 and $906,000, respectively. Current quarter administrative expenses increased by 12.7% from the quarter ended July 31, 2004 due primarily to increased investment in the company’s information technologies. Operating income for the first half of the year reached $18.4 million, an increase of 30.7% over the first six months of last year. Flow Controls, Engineered Films, and Electronic Systems all achieved increases in operating income. These increases were partially offset by a decline in operating income within the Aerostar segment and a 16.1% increase in administrative expenses. Administrative expenses increased on a year-to-date basis due to spending for professional services related to the Montgomery Industries integration and, as with the quarter, increased investment in information technologies.
Consolidated other income and interest expense of $92,000 for the quarter ended July 31, 2005 compared favorably to $26,000 reported for the prior year’s second quarter due mainly to increased interest income. For the six-month period, consolidated other income and interest expense remained steady between the current year and one year earlier. Higher interest income due to higher interest rates offset increased interest expense for the current year’s first half as seasonal short-term borrowings of $4.5 million were required during the first quarter. There were no short-term borrowings during the comparable period last year.
Income tax expense increased from $2.0 million for the quarter ended July 31, 2004 to $2.6 million for the current quarter and for the first half of the year increased from last year’s $5.1 million to $6.6 million. The increases reported for the quarter and year-to-date reflect higher taxable income as earnings have risen. The company’s year-to-date effective tax rate of 35.5% compares favorably to last year’s first half rate of 36.0% due primarily to the impact of the U.S. Federal tax deduction for income attributable to manufacturing activities.

The company anticipates sales and earnings growth for the third quarter ending October 31, 2005 to be flat to slightly up as compared to last year’s third quarter, excluding the impact of a $1.3 million pre-tax write off in the Flow Controls segment taken in the third quarter of last year. Flow Controls is expected to report a revenue increase when compared to the prior year’s third quarter and the impact of higher spending due to increased investments in research and development and marketing activities will be lessened by the higher sales level. Third quarter sales are projected to slightly decrease in the company’s Engineered Films segment as compared to the prior year’s third quarter, which benefited from $4 million of disaster film revenue. Raw material costs are expected to continue to reduce gross margin rates. Sales, as compared to prior year results, are projected to be relatively flat in the third quarter for Electronic Systems although the segment’s improved production efficiencies are expected to continue. Aerostar sales are expected to decrease in the upcoming quarter as compared to results for the three-month period ended October 31, 2004 due to decreased production and deliveries on the subsidiary’s cargo parachute contract. Aerostar does not expect to receive any additional parachute contracts for delivery in the current fiscal year. Fourth quarter income comparisons are expected to be strong despite the $5 million of disaster film sales in Engineered Films in the fourth quarter of fiscal 2005. Gross margin improvements in the company’s other segments are expected to more than offset the impact of any revenue decline in Engineered Films.
RESULTS OF OPERATIONS
FLOW CONTROLS
Sales of $8.6 million for the current quarter were $1.4 million, or 19.3% higher than sales for the quarter ended July 31, 2004. Second quarter revenue included over $900,000 of the segment’s newly acquired boom height-control system, called Autoboom TM . For the six months ended July 31, 2005, sales were $24.7 million, a $4.3 million, or 21.0% increase in sales from the same period of 2004. Sales of Autoboom TM , which were $2.1 million for the first six months of the current year, and an increase in deliveries of the segment’s GPS-based automatic steering system (SmarTrax) were the main drivers of the revenue growth.
Operating income of $1.4 million for the current quarter fell below results of one-year earlier, decreasing $350,000, or 19.6%. As a percentage of sales, gross profit margins decreased to 25.7% from the 34.4% reported for the prior year’s comparable quarter. The segment’s seasonal low point for sales and profits is the second quarter and despite an increase in sales during the current year’s second quarter as compared to the prior year, gross profit margins and operating income declined due to increased investments in the segment’s research and development and marketing activities. Operating income of $7.3 million for the first six months increased $408,000, or 5.9%, over income of $6.9 million for the six months ended July 31, 2004. The segment’s gross profit as a percentage of sales declined to 36.7% as compared to 40.6% for the prior year’s comparable period. Selling expenses reached $1.8 million for the first half of the current year, an increase of 25.3%, or $354,000. As with the quarter, the positive profit impact of the higher sales level has been partially offset by research and development investments and the broadening of the segment’s marketing and distribution plan.
ENGINEERED FILMS
Second quarter sales of $17.4 million were $5.5 million, or 45.4%, higher than the three months ended July 31, 2004. Sales of pit liners for the oil-drilling industry and revenue growth experienced in the agricultural, industrial, and construction markets accounted for the increase. For the first six months of the current year, sales grew 49.7%, reaching $33.5 million, or $11.1 million more than one year earlier. While the segment reported sales levels up in all of the markets it serves, significant revenue increases were achieved in the pit lining, disaster film, agricultural, industrial, and construction markets. High oil prices continue to boost sales in the pit lining market segment, while a strong construction market has enabled sales growth in the industrial and construction markets. Agricultural sales were boosted by an increase in pre-season buying of grain covers. Increased product pricing due to higher raw material prices has positively impacted the overall sales level. The increase in sales for the six months that were a result of higher product pricing has been estimated to be in the 10 to 15% range.

For the quarter, operating income of $4.2 million increased 31.2% as compared to the three months ended July 31, 2004 due to sales volume. Gross profit as a percent of sales was 28.1% for the current quarter as compared to 31.2% recorded for the three-month period one-year earlier. For the six months ended July 31, 2005, operating income of $8.3 million exceeded the prior year’s comparable period by $2.1 million, or 34.4%. The profit impact of the segment’s increased sales level and favorable capacity utilization was partially offset by the portion of higher raw material costs that were not passed on in the form of higher product pricing. As with the quarter, gross profit as a percent of sales for the first half of 29.1% fell below last year’s six-month gross profit rate of 32.3%. Year-to-date profit gains were also tempered by increased selling expenses, which rose to $1.4 million, a $386,000, or 36.4%, increase over last year’s first half. The selling expense increase was mainly due to higher personnel costs in support of the segment’s higher sales level and an increase in product development costs.
ELECTRONIC SYSTEMS
Second quarter sales for Electronic Systems were up $3.6 million, reaching $15.3 million. Increased deliveries on an existing customer contract and higher demand due to customer-driven schedules accounted for the revenue growth in the second quarter. Sales for the six months ended July 31, 2005 were $28.6 million, up $7.8 million, or 37.4%, over one-year earlier. Similar to the quarter, revenue growth was attributed to increased demand from the segment’s existing customer base. Last year’s first-half sales level was negatively impacted by customer delays on orders and isolated material shortages.
For the quarter ended July 31, 2005, operating income climbed to $2.9 million, an increase of $2.1 million over last year’s second quarter operating income of $773,000. The positive variance in operating income is a result of higher gross profits on increased sales volume and efficiencies. Gross profit as a percentage of sales climbed from 8.4% for the quarter ended July 31, 2004 to 20.4% for the current quarter. Operating income of $5.0 million for the first six months increased $3.5 million over income of $1.5 million for the six months ended July 31, 2004. The higher sales volume achieved for the first half of the current year in the segment’s two manufacturing locations, Sioux Falls and St. Louis, positively impacted profits due to increased throughput. As a percentage of sales, gross profit climbed from 9.2% for the first six months last year to 18.9%. Last year’s first-half results were negatively impacted by start-up inefficiencies, which contrasted with the current year’s increased throughput and improved operating efficiency.
AEROSTAR
Sales for the subsidiary decreased 35.6% to $3.9 million for the quarter ended July 31, 2005 due primarily to a decline in military cargo parachute deliveries and lower uniform contract sales. For the six months ended July 31, 2005, revenue of $9.1 million was $2.7 million behind the $11.8 million sales level achieved one year earlier. On a year-to-date basis, an increase in the subsidiary’s high-altitude research balloon sales was more than offset by decreases in parachute product shipments and uniform contract sales.
Segment operating income for the current quarter decreased $906,000 to $420,000 when compared to operating income for the quarter ended July 31, 2004. Gross profit as a percentage of sales reflected the impact of the lower sales level, decreasing from 25.3% reported for last year’s second quarter to the current quarter’s 16.4%. Operating income for the first six months of the current year was $1.4 million, a decrease of $1.2 million from the first six months of the prior year. As a percentage of sales, gross profit decreased from 25.1% for the first six months ended July 31, 2004 to 19.9% for the current year’s first half. The impact of decreased cargo parachute revenues has resulted in lower operating income and a decline in the subsidiary’s gross profit as a percent of sales. The expected decline in cargo parachute revenue and its accompanying profits have negatively impacted operating income in the current year. Partially offsetting the decrease in cargo parachute profits was an improvement in high-altitude research balloon operating income due to higher sales volume.
SOLD BUSINESS
This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for the quarter ended July 31, 2005 was an additional $40,000 provision for changes in estimated environmental costs.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $10.6 million of positive cash flows in the six months ended July 31, 2005, an increase of $1.6 million from the same period of fiscal 2005. The company’s continued strong earnings performance and accounts receivable collections in the first six months of the year offset the impact of higher working capital requirements, particularly increased inventory levels and lower accounts payable. Accounts payable at the company’s January 31, 2005 year-end was relatively high due to rising inventory levels and the extension of payment terms on certain vendor invoices.
Total cash, cash equivalents, and short-term investments were $9.7 million as of July 31, 2005, relatively unchanged from the January 31, 2005 cash position of $9.6 million and were $1.6 million lower than the July 31, 2004 cash position of $11.3 million due mainly to the $2.7 million Montgomery Industries acquisition made in February 2005 and additional capital investment in Engineered Films production capacity.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations.
Investing and Financing Activities
Cash used in investing activities totaled $6.8 million, increasing $5.0 million for the six months ended July 31, 2005 as compared to cash used of $1.8 million for the six months ended July 31, 2004. The increase was a result of higher capital expenditures, particularly in the company’s Engineered Films segment for additional extrusion capacity and facilities and the $2.7 million acquisition of Montgomery Industries.
Financing activities used $3.2 million in cash for the six months ended July 31, 2005 as compared to $14.3 million used in last year’s comparable period. The payment of dividends and repurchases of stock continue to be the principal financing activities of the company. Dividend payments totaled $2.5 million for the first six months of the current year and treasury stock purchases totaled $689,000 as compared to $13.3 million of dividends paid in the first six months of last year, which included a special one-time dividend payment of $11.3 million, and $1.1 million of treasury stock purchases. Seasonal short-term borrowings on the company’s line of credit facility totaled $4.5 million for the current year’s first half. These borrowings were repaid by April 30, 2005.
Commitments and Contingencies
There have been no material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2005.
Recent Accounting Developments
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143.” FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 must be applied for periods ending after December 15, 2005. The adoption of this interpretation is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

The adoption of this statement is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
In June 2005, the FASB Emerging Issues Task Force (EITF) reached a final consensus on EITF 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF 05-6 addresses the determination of the amortization period for leasehold improvements in operating leases that are either (a) purchased subsequent to the inception of the lease or (b) acquired in a business combination. The provisions of EITF 05-6 are effective for periods beginning after June 30, 2005 and are not expected to have a significant effect on the company’s consolidated results of operations or financial position.
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
A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of earnings. During the quarter and six months ended July 31, 2005, there were no significant foreign currency fluctuations that materially impacted the consolidated results of operations or financial condition.
ITEM 4. INTERNAL CONTROLS AND PROCEDURES
Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of July 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Changes in Securities:
Repurchases of the company’s common stock during the second quarter of fiscal 2006 were as follows:

				Max #(or approx
			Total # shares	$value) of shares
			Purchased as part	that may yet be
			of Publicly	purchased under
Period	Total number	Average price	Announced Plan	the Plans
May 2005	—	$—	—	$1,000,000
June 2005	14,000	$23.49	14,000	$671,178
July 2005	—	$—	—	$671,178

Total Second Quarter	14,000	$23.49	14,000

Under resolutions from the Board of Directors dated May 26, 2005 and August 25, 2005, the company has authority to repurchase up to $1.0 million of stock on the open market, respectively. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
Item 3. Defaults upon Senior Securities: None
Item 4. Submission of Matters to a Vote of Security Holders:
The company’s annual meeting of stockholders was held on May 26, 2005. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	16,389,357	264,395
David A. Christensen	14,144,420	2,509,332
Thomas S. Everist	16,366,535	287,217
Mark E. Griffin	16,435,113	218,639
Conrad J. Hoigaard	16,432,461	221,291
Cynthia H. Milligan	16,350,741	303,011
Ronald M. Moquist	16,429,303	224,449
Item 5. Other Information: None
Item 6. Exhibits Filed:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act
32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 1, 2005