Form 10-K/A
period 2005-01-31
RAVEN INDUSTRIES INC
filed 2005-10-06
CIK 82166

AMENDMENT NO. 1 TO
FORM 10-K/A
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
Common stock, $1 par value
(Title of each class)
Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark (“X”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.) ☒ Yes ☐ No
Indicate by check mark (“X”) whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No
The aggregate market value of the registrant’s common stock held by nonaffiliates at July 31, 2004 was approximately $297,995,628. The aggregate market value was computed by reference to the closing price (as adjusted for the two-for-one stock split on October 15, 2004), as reported on the NASDAQ National Market System, $19.06, on July 31, 2004, which was as of the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of common stock outstanding at March 23, 2005: 18,028,086.

Explanatory Note
Item 9A. Controls And Procedures
Item 15. Exhibits, Financial Statement Schedule
SIGNATURES
Exhibit Index
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certifications Pursuant to Section 906

Explanatory Note
     This Amendment No. 1 to the Annual Report on Form 10-K (the “Amendment”) for Raven Industries, Inc. (the “Company”) for the fiscal year ended January 31, 2005, is being filed solely for the purpose of providing information that was inadvertently omitted from the Company’s original Annual Report on Form 10-K filed on March 31, 2005 (the “Original Filing”). Specifically, in response to Item 9A of the Original Filing, the Company inadvertently omitted disclosures required by Items 307 and 308(c) of Regulation S-K concerning its disclosure controls and any changes in its internal controls. Item 9A is restated in its entirety on this Amendment.
     The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.
Item 9A. Controls And Procedures
Disclosure Controls and Procedures
     As of January 31, 2005, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d -15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of January 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
     The Company included a report from its management concerning its internal control over financial reporting on page 27 of its 2005 Annual Report to Shareholders, which was filed as Exhibit 13 to the Original Filing and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 15. Exhibits, Financial Statement Schedule
(b) Exhibits filed.
     The following exhibits are filed as part of this report:

Exhibit
Number	Description
2(a)	Asset Purchase Agreement dated February 17, 2005 by and among Raven Industries, Montgomery Industries and others (previously filed).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

Exhibit
Number	Description
3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc.*

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(a) of the company’s Form 10-Q for the quarter ended April 30, 2004).

10(b)	Change in Control Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(b) of the company’s Form 10-Q for the quarter ended April 30, 2004).

10(c)	Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

10(d)	Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Form 10-Q for the quarter ended July 31, 1998).

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004.**

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004.**

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and Ronald M. Moquist and Thomas Iacarella dated as of February 1, 2004.**

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.**

10(i)	Change in Control Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.**

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).

13	2005 Annual Report to Shareholders (previously filed).

21	Subsidiaries of the Registrant (previously filed).

23	Consent of Independent Registered Public Accounting Firm (previously filed).

31(a)	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act (filed herewith).

31(b)	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act (filed herewith).

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)
October 6, 2005	By:	/s/ Ronald M. Moquist
Date		Ronald M. Moquist
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 6, 2005 Date	/s/ Ronald M. Moquist Ronald M. Moquist President (Principal Executive Officer and Director)

October 6, 2005 Date	/s/ Thomas Iacarella Thomas Iacarella Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Directors:

October 6, 2005 Date	/s/ Conrad J. Hoigaard Conrad J. Hoigaard

October 6, 2005 Date	/s/ Anthony W. Bour Anthony W. Bour

October 6, 2005 Date	/s/ David A. Christensen David A. Christensen

October 6, 2005 Date	/s/ Thomas S. Everist Thomas S. Everist

October 6, 2005 Date	/s/ Mark E. Griffin Mark E. Griffin

October 6, 2005 Date	/s/ Cynthia H. Milligan Cynthia H. Milligan

Exhibit Index

Exhibit No.	Description
31(a)	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31(b)	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

4