Form 10-Q
period 2005-10-31
RAVEN INDUSTRIES INC
filed 2005-12-02
CIK 82166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
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
Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark (“x”) whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
Indicate by check mark (“x”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 29, 2005 there were 18,062,640 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share data)

ASSETS	Oct 31, 2005	Jan 31, 2005	Oct 31, 2004
Cash and cash equivalents	$9,715	$6,619	$4,903
Short-term investments	2,500	3,000	4,000
Accounts receivable, net of allowance for doubtful accounts of $272, $265 and $265, respectively	29,435	25,370	24,293
Inventories:
Materials	19,167	16,958	16,093
In process	3,671	2,820	2,793
Finished goods	2,620	3,537	3,387

Total inventories	25,458	23,315	22,273
Deferred income taxes	1,565	1,465	1,328
Prepaid expenses and other current assets	1,644	1,823	1,513

Total current assets	70,317	61,592	58,310

Property, plant and equipment	56,904	52,754	50,188
Accumulated depreciation	(34,792)	(32,790)	(32,730)

Property, plant and equipment, net	22,112	19,964	17,458
Goodwill	6,367	5,933	5,933
Amortizable intangible assets, net	2,446	195	222
Investment in unconsolidated affiliate	646	650	—
Other assets, net	287	175	174

Total assets	$102,175	$88,509	$82,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current portion of long-term debt	$11	$57	$70
Accounts payable	8,623	10,322	6,280
Accrued 401(k) contribution	874	980	831
Income taxes payable	1,304	567	335
Customer advances	816	855	265
Accrued liabilities	8,641	8,169	8,223

Total current liabilities	20,269	20,950	16,004

Long-term debt, less current portion	12	—	5
Other liabilities, primarily compensation and benefits	1,461	1,477	1,383

Total liabilities	21,742	22,427	17,392

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,161,526; 32,052,854; 32,025,866, respectively	32,162	32,053	32,026
Paid in capital	1,030	765	566
Retained earnings	89,973	74,964	72,313
Accumulated other comprehensive income	6	—	—

	123,171	107,782	104,905

Less treasury stock, at cost, 14,099,186; 14,053,386; and 13,976,886 shares, respectively	42,738	41,700	40,200

Total shareholders’ equity	80,433	66,082	64,705

Total liabilities and shareholders’ equity	$102,175	$88,509	$82,097

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except per share data)

	For the Three Months		For the Nine Months
	Ended		Ended
	Oct 31, 2005	Oct 31, 2004	Oct 31, 2005	Oct 31, 2004
Net sales	$54,135	$48,597	$150,143	$124,082

Cost of sales	39,922	35,635	109,887	90,683

Gross profit	14,213	12,962	40,256	33,399

Selling, general and administrative expenses	3,645	3,581	11,213	9,916
Loss on disposition of businesses and assets	—	1,282	40	1,282

Operating income	10,568	8,099	29,003	22,201

Interest expense	1	14	35	30
Other income, net	(68)	(30)	(156)	(96)

Income before income taxes	10,635	8,115	29,124	22,267

Income taxes	3,766	2,921	10,324	8,016

Net income	$6,869	$5,194	$18,800	$14,251

Net income per common share:

Basic	$0.38	$0.29	$1.04	$0.79
Diluted	$0.37	$0.28	$1.03	$0.77

Cash dividend paid per common share:
Quarterly	$0.07	$0.055	$0.21	$0.165
Special	—	—	—	0.625

Total	$0.07	$0.055	$0.21	$0.790

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended
	Oct 31, 2005	Oct 31, 2004
Cash flows from operating activities:
Net income	$18,800	$14,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,284	2,468
Amortization	350	378
Loss on disposition of businesses and assets	40	1,282
Deferred income taxes	(455)	68
Stock compensation expense	183	128
Change in operating assets and liabilities, net of effects from acquisition and disposition of businesses and assets:
Accounts receivable	(3,912)	(5,860)
Inventories	(1,998)	(5,662)
Prepaid expenses and other current assets	(570)	(246)
Operating liabilities	(124)	3,792
Other operating activities, net	94	158

Net cash provided by operating activities	15,692	10,757

Cash flows from investing activities:
Capital expenditures	(5,409)	(4,016)
Acquisition of businesses	(2,803)	(5)
Purchase of short-term investments	(2,500)	(3,000)
Sale of short-term investments	3,000	3,000
Other investing activities, net	6	—

Net cash used in investing activities	(7,706)	(4,021)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	4,500	—
Repayments of borrowing under line of credit	(4,500)	—
Long-term debt principal payments	(55)	(54)
Dividends paid	(3,791)	(14,308)
Purchase of treasury stock	(1,038)	(2,019)
Other financing activities, net	—	106

Net cash used in financing activities	(4,884)	(16,275)

Effect of exchange rate changes on cash	(6)	—

Net increase (decrease) in cash and cash equivalents	3,096	(9,539)
Cash and cash equivalents at beginning of period	6,619	14,442

Cash and cash equivalents at end of period	$9,715	$4,903

Supplemental cash flow information
Cash paid for:
Income taxes	$9,288	$7,129
Interest	$35	$14
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006. The January 31, 2005 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2005.
(2) Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been antidilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the nine-month period ended October 31, 2005, 86,044 shares were excluded. There were no antidilutive shares for the three-month period ended October 31, 2005 and for the three and nine-month periods ended October 31, 2004. Details of the earnings per share computation are presented in the following table:

	For the Three Months		For the Nine Months
	Ended		Ended
	Oct 31, 2005	Oct 31, 2004	Oct 31, 2005	Oct 31, 2004
Net income (in thousands)	$6,869	$5,194	$18,800	$14,251

Weighted average common shares outstanding	18,058,995	18,077,198	18,050,133	18,083,568
Dilutive impact of stock options	267,061	351,758	261,836	348,408

Weighted average common and common-equivalent shares outstanding	18,326,056	18,428,956	18,311,969	18,431,976

Net income per share:
Basic	$0.38	$0.29	$1.04	$0.79
Diluted	$0.37	$0.28	$1.03	$0.77

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
(in thousands)

	For the Three Months		For the Nine Months
	Ended		Ended
	Oct 31, 2005	Oct 31, 2004	Oct 31, 2005	Oct 31, 2004
Net Sales
Flow Controls	$12,544	$10,409	$37,259	$30,839
Engineered Films	23,197	18,337	56,734	40,745
Electronic Systems	13,692	14,004	42,313	34,829
Aerostar	4,702	5,847	13,837	17,669

Total	$54,135	$48,597	$150,143	$124,082

Operating Income (Loss)
Flow Controls	$3,631	$1,671	$10,934	$8,566
Engineered Films	5,632	5,237	13,935	11,413
Electronic Systems	1,921	1,629	6,914	3,104
Aerostar	805	1,152	2,162	3,706
Sold Business	—	—	(40)	—

Total Segment Income	11,989	9,689	33,905	26,789
Administrative and general expenses	(1,421)	(1,590)	(4,902)	(4,588)

Total	$10,568	$8,099	$29,003	$22,201

(4) Financing Transactions
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of June 1, 2006 bearing interest at 0.25% under the prime rate. Letters of credit totaling $2.0 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. Seasonal short-term borrowings of $4.5 million were required during the first quarter, but were repaid by April 30, 2005. The weighted average interest rate for those borrowings was 5.63%. There were no borrowings outstanding under the credit line as of October 31, 2005, January 31, 2005 or October 31, 2004.
(5) Short-term Investments
At October 31, 2005, the company has invested $2.5 million of excess cash into federally insured certificates of deposit and US Treasury Bills with rates ranging from 3.25% to 3.723%. The investments have varying maturity dates, all of which are less than twelve months.
(6) Dividends
The company announced on November 18, 2005, that its board of directors approved a quarterly cash dividend of 7 cents per share, payable January 13, 2006 to shareholders of record on December 23, 2005.

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
For the nine-month period ended October 31, 2005, the earn-out on the sales of Montgomery products was $149,000, which was recorded as an increase to goodwill.
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
The balance sheet of the Canadian subsidiary is translated into U.S. dollars at period-end exchange rates, while statement of earnings are translated at average rates. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity.
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
(in thousands)

	For the Three Months		For the Nine Months
	Ended		Ended
	Oct 31, 2005	Oct 31, 2004	Oct 31, 2005	Oct 31, 2004
Net Income	$6,869	$5,194	$18,800	$14,251
Foreign currency translation adjustments	19	—	6	—

Total comprehensive income	$6,888	$5,194	$18,806	$14,251

(10) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs for the nine months ended October 31, 2005 are summarized as follows:
(in thousands)

Balance at January 31, 2005	$452
Warranty costs incurred	(590)
Product warranty accrual	618

Balance at October 31, 2005	$480

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
In August 2005, FASB Staff Position FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP FAS No. 123(R)-1) was issued. FSP FAS No. 123(R)-1 states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in FSP FAS No. 123(R)-1 is effective upon initial adoption of SFAS No. 123(R) on February 1, 2006 and is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
In October 2005, FASB Staff Position FAS No. FAS 123(R)-2, “Practical Accommodation to the Application of the Grant Date as Defined in FASB Statement No. 123(R),” was issued. FSP FAS No. 123(R)-2 provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in FSP FAS No. 123(R)-2 is effective upon initial adoption of SFAS No. 123(R) on February 1, 2006 and is not expected to have a significant effect on the company’s consolidated results of operations or financial position.

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
EXECUTIVE SUMMARY
Earnings for the three months ended October 31, 2005 grew 32.2% to $6.9 million as compared to earnings of $5.2 million for the quarter ended October 31, 2004. Third quarter diluted earnings per share increased nine cents per share from 28 cents to 37 cents. Included in last year’s results was a $1.3 million pre-tax ($820,000 after-tax) write-off of inventory, fixed assets, and intangibles related to the company’s December 2003 acquisition of Fluent Systems, LLC. Excluding the Fluent Systems’ write-down, net income for the current year’s third quarter was up 14.2%. Increased sales in the company’s Engineered Films and Flow Controls segments drove the earnings growth. For the first nine months, net income rose to $18.8 million, a 31.9% increase over one year earlier, while earnings per diluted share reached $1.03, a 26 cent increase over last year’s comparable period. Net income as a percent of sales reached 12.5% for the first nine months, up from 11.5% achieved for last year’s comparable period. The Engineered Films, Electronic Systems, and Flow Controls segments have all contributed to the company’s sales and profit growth for the current year’s nine-month period.
Consolidated sales for the current quarter of $54.1 million were $5.5 million, or 11.4% above sales for the third quarter ended one year earlier. Flow Controls’ sales rose to $12.5 million for the third quarter, reflecting a $2.1 million, or 20.5% increase as compared to the quarter ended October 31, 2004. Shipments on early-season orders were at a higher level in the current year’s third quarter. Continued sales growth in Engineered Films’ pit lining, agricultural, industrial and construction markets generated the majority of the $4.9 million, or 26.5%, revenue increase as compared to the third quarter ended October 31, 2004. For the three-month period, Electronic Systems’ sales of $13.7 million reflected a 2.2% decrease from one-year earlier. Early deliveries of product, which occurred in the second quarter due to customer-driven schedules, affected this segment’s sales in the current quarter. Aerostar quarterly sales of $4.7 million fell short of last year’s third quarter by $1.1 million due primarily to the expected cargo parachute revenue decrease and lower uniform contract sales.
For the nine months ended October 31, 2005, consolidated sales climbed to $150.1 million, a $26.1 million increase from the prior year’s revenue level of $124.1 million. Engineered Films, Electronic Systems, and Flow Controls all posted significant revenue increases for the nine-month period, with the Engineered Films segment recording the largest sales increase of $16.0 million, or 39.2%. Engineered Films recorded sales growth in all of its market segments, with shipments of pit liners for the oil industry continuing to post the largest sales dollar increase. Flow Controls’ sales increased $6.4 million, reaching $37.3 million for the first nine months of the current year. This segment’s revenue level was boosted by the recently acquired automatic boom height control system (“Autoboom TM ”), which added $2.4 million in sales on a year-to-date basis and higher sales of standard sprayer control systems. Electronic Systems’ sales, which were positively impacted by increased demand from its existing customers, reported a $7.5 million, or 21.5% increase as compared to the nine-month period one-year earlier. Year-to-date Aerostar sales of $13.8 million decreased $3.8 million when compared to the nine-months ended October 31, 2004 due primarily to lower cargo parachute deliveries.

Consolidated gross profit as a percentage of sales decreased slightly from 26.7% for the quarter ended October 31, 2004 to 26.3% for the current quarter and on a year-to-date basis was relatively unchanged, from 26.9% reported last year to 26.8% for the first nine months of the current year. Electronic Systems’ gross profit as a percentage of sales increased from 13.0% to 15.7% for the quarter, and for the nine-month period rose from 10.8% to 17.9%. Improvements in Electronic Systems’ gross profit as a percentage of sales were due to higher sales volume and improved production efficiencies. The Engineered Films gross profit rate decreased 5.1 percentage points for the third quarter as compared to one-year earlier as a result of higher material costs and higher scrap levels as new manufacturing equipment came on-line during the quarter. On a year-to-date basis, Engineered Films’ gross profit as percentage of sales fell from 32.4% last year to 28.3% for the current year.
Consolidated operating income increased $2.5 million to $10.6 million for the quarter ended October 31, 2005 as compared to the quarter ended October 31, 2004. The largest operating income increase for the quarter was posted in the Flow Controls segment, topping last year’s third quarter results by $2.0 million. Included in last year’s third quarter operating income for Flow Controls was a $1.3 million pre-tax write-off of assets related to the Fluent Systems acquisition. Engineered Films reported a third quarter operating income increase of 7.5% due to the segment’s higher sales level, while Electronic Systems posted a 17.9% increase as a result of higher operating efficiencies and increased billings for value-added services. Aerostar operating income fell below last year’s third quarter results by $347,000, or 30.1%. Current quarter administrative expenses declined 10.6% from the quarter ended October 31, 2004 due primarily to a $378,000 favorable insurance settlement received during the quarter partially offset by continued investment in the company’s information technologies and higher corporate giving. Operating income for the first nine months of the year reached $29.0 million, an increase of $6.8 million, or 30.6% over the prior year’s nine-month period. Flow Controls, Engineered Films, and Electronic Systems all achieved increases in operating income. These increases were partially offset by a 41.7% decline in operating income within the Aerostar segment and a 6.8% increase in administrative expenses. Administrative expenses increased on a year-to-date basis due to increased investment in information technologies, higher corporate giving, and spending for professional services related to the Montgomery Industries integration, partially offset by the favorable insurance settlement.
Consolidated other income and interest expense of $67,000 for the quarter ended October 31, 2005 compared favorably to $16,000 reported for the prior year’s third quarter due mainly to increased interest income. For the nine-month period, consolidated other income and interest expense totaled $121,000 for the current year and was $66,000 one-year earlier. As with the quarter, higher interest income due to higher interest rates accounted for the increase.
Income tax expense increased from $2.9 million for the quarter ended October 31, 2004 to $3.8 million for the current quarter and for the nine-month period increased from last year’s $8.0 million to $10.3 million. The increases reported for the quarter and year-to-date reflect higher taxable income as earnings have risen. The company’s year-to-date effective tax rate of 35.4% compares favorably to last year’s nine-month rate of 36.0% due primarily to the impact of the U.S. Federal tax deduction for income attributable to manufacturing activities partially offset by higher state taxes.
The company anticipates sales and earnings growth for the fourth quarter ending January 31, 2006 as compared to last year’s fourth quarter. Flow Controls is expected to report a modest revenue increase when compared to the prior year’s fourth quarter, as the impact of new product introductions may be mitigated by a less-vigorous farm economy. Fourth quarter sales are projected to continue to increase in the company’s Engineered Films segment as compared to the prior year’s fourth quarter due to increases in the segment’s core markets. Disaster film sales may fall below last year’s fourth quarter level of $5 million. Sales, as compared to prior year results, are projected to be higher in the fourth quarter for Electronic Systems as order levels have stabilized. Aerostar sales are expected to be favorable in the upcoming quarter as compared to the prior year’s fourth quarter. Last year’s fourth quarter reflected the beginning of decreased shipments of cargo parachutes from Aerostar and resulted in an operating loss. In the current year, Aerostar has improved its breakeven point and shown consistent profitability.

RESULTS OF OPERATIONS
FLOW CONTROLS
Sales of $12.5 million for the current quarter were $2.1 million, or 20.5% higher than sales for the quarter ended October 31, 2004. Increased sales of the segment’s standard sprayer control systems and revenue generated from boom height-control system (Autoboom TM) shipments boosted third quarter results as compared to last year. Third quarter revenue included approximately $400,000 of Autoboom TM deliveries. For the nine months ended October 31, 2005, sales were $37.3 million, a $6.4 million, or 20.8% increase in sales from the same period of 2004. As with the quarter, the year-to-date sales increase reflects a higher level of sprayer control system shipments and sales of Autoboom TM , which were $2.4 million for the first nine months of the current year. For the nine-month period, deliveries of the segment’s GPS-based automatic steering system also contributed to the sales increase, recording over $500,000 in additional revenue as compared to the prior year.
Operating income of $3.6 million for the current quarter topped results of one-year earlier, increasing $2.0 million. Included in last year’s third quarter operating income for Flow Controls was a $1.3 million pre-tax write-off of assets related to the Fluent Systems acquisition. Excluding the acquisition write-off, Flow Controls’ third quarter operating income increased $678,000, or 23.0%. As a percentage of sales, gross profit margins improved to 37.5% from the 36.6% reported for the prior year’s comparable quarter. The third quarter operating income increase, excluding the Fluent write-off, over one-year earlier reflects the segment’s higher sales level, tempered by an increase in selling expenses. For the third quarter, selling expenses were $1.1 million, a $220,000, or 25.9% increase over last year’s comparable period. Expenses incurred to leverage the segment’s product offerings in Canada contributed to the selling expense increase.
Operating income of $10.9 million for the nine-month period increased $2.4 million, or 27.6%, over operating income of $8.6 million for the nine months ended October 31, 2004. Excluding the previous year’s acquisition write-off, operating income increased 11.0% for the first nine months. The segment’s gross profit as a percentage of sales declined to 36.9% as compared to 39.2% for the prior year’s comparable period. Year-to-date selling expenses reached $2.8 million, an increase of 25.5%, or $574,000. The positive profit impact of the higher sales level for the first nine months has been partially offset by research and development investments and the broadening of the segment’s marketing and distribution plan, which includes the Raven Canada operation.
ENGINEERED FILMS
For the three months ended October 31, 2005, sales increased 26.5%, or $4.9 million from last year’s third quarter, reaching $23.2 million. Sales of pit liners for the oil-drilling industry continued to be strong in the third quarter, as well as industrial and construction market sales. Disaster films sales of $3.2 million in the current quarter reflect a $1.1 million decrease from the prior year’s third quarter. Sales for the current nine-month period climbed to $56.7 million, an increase of $16.0 million, or 39.2% from the same period in 2004. Sales into all of the market segments recorded double-digit growth for the first nine-months, with significant growth achieved in the pit lining, agricultural, and industrial and construction markets. High oil prices continue to boost sales in the pit lining market segment, while a strong construction market has enabled sales growth in the industrial and construction markets. An increase in grain cover shipments accounted for the higher level of agricultural sales for the period. Year-to-date disaster film sales totaled $5.1 million versus $4.3 million reported one-year earlier. Increased product pricing due to higher raw material prices has positively impacted the overall sales level. The increase in sales for the nine months that were a result of higher product pricing has been estimated to be in the 13 to 18% range. Selling price increases vary by product type.
For the quarter, operating income of $5.6 million increased 7.5% as compared to the three months ended October 31, 2004. The profit impact of the segment’s third quarter sales increase was tempered by higher raw material costs and higher material scrap levels. Gross profit as a percent of sales was 27.3% for the current quarter as compared to 32.4% recorded for the three-month period one-year earlier. For the nine months ended October 31, 2005, operating income of $13.9 million exceeded the prior year’s comparable period by $2.5 million, or 22.1%.

The operating income growth due to the segment’s increased sales level was partially offset by the portion of higher raw material costs that were not passed on in the form of higher product pricing and increased selling expenses. Gross profit as a percent of sales for the nine months of 28.3% fell below last year’s nine-month gross profit rate of 32.4%. Year-to-date selling expenses of $2.1 million exceeded the prior year by $379,000, or 21.6% due to higher personnel costs in support of the segment’s higher sales level.
ELECTRONIC SYSTEMS
Segment sales of $13.7 million for the current quarter ended October 31, 2005 were down slightly from the prior year’s third quarter, decreasing $312,000, or 2.2%. Early deliveries of product, which occurred in the second quarter due to customer-driven schedules, negatively affected the overall sales level for the segment in the current quarter. Sales for the nine months ended October 31, 2005 were $42.3 million, up $7.5 million, or 21.5%, over one-year earlier. Year-to-date revenue growth was attributed to increased deliveries to long-term customers. Last year’s nine-month period sales level was negatively impacted by customer delays on orders and operating inefficiencies.
Despite the lower sales level for the quarter, Electronic Systems reported an operating income increase of $292,000 over last year’s third quarter, with operating income reaching $1.9 million versus $1.6 million one-year earlier. The positive variance in operating income is a result of higher gross profits due to increased manufacturing efficiencies on the segment’s longer-term accounts and increased billings for value-added services. Gross profit as a percentage of sales climbed from 13.0% for the quarter ended October 31, 2004 to 15.7% for the current quarter. Operating income of $6.9 million for the first nine months increased $3.8 million over income of $3.1 million for the nine months ended October 31, 2004. The positive impact on operating income due to the higher sales volume achieved for the current year and the segment’s performance improvement on its current contracts contrasts to last year’s start-up inefficiencies. As a percentage of sales, gross profit climbed from 10.8% for the first nine months last year to the current year’s 17.9%.
AEROSTAR
Sales of $4.7 million for the current quarter were $1.1 million less than sales for the quarter ended October 31, 2004 due to lower military cargo parachute deliveries and lower uniform contract sales. For the nine months ended October 31, 2005, revenue of $13.8 million was $3.8 million behind the $17.7 million sales level achieved one year earlier. As with the quarter, sales on a year-to-date basis have been negatively impacted by the decrease in parachute shipments and lower uniform contract sales. Partially offsetting this decrease was an almost $1 million increase in the subsidiary’s high-altitude research balloon sales.
Segment operating income for the current quarter decreased $347,000 to $805,000 when compared to operating income for the quarter ended October 31, 2004. Gross profit as a percentage of sales reflected the impact of the lower sales level, decreasing from 23.9% reported for last year’s third quarter to the current quarter’s 22.1%. Year-to-date operating income was $2.2 million, a decrease of $1.5 million from the first nine months of the prior year. As a percentage of sales, gross profit decreased from 24.7% for the nine months ended October 31, 2004 to 20.6% for the current year. As with the quarter, the impact of decreased cargo parachute revenues and less uniform sales has resulted in lower operating income and a decline in the subsidiary’s gross profit as a percent of sales. The decrease in cargo parachute and uniform profits was partially offset by an improvement in high-altitude research balloon operating income due to higher sales volume.
SOLD BUSINESS
This segment consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. Included in the results for the nine months ended October 31, 2005 was an additional $40,000 provision for changes in estimated environmental costs.

LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $15.7 million of positive cash flows in the nine months ended October 31, 2005, an increase of $4.9 million from the same period of fiscal 2005 when cash flows from operating activities totaled $10.8 million. Relatively smaller increases in accounts receivable and inventory levels and the company’s continued strong earnings performance accounted for the increase in net cash provided by operating activities between the two periods. For the current year, a lower accounts payable level has negatively impacted operating cash flows. Accounts payable at the company’s January 31, 2005 year-end was relatively high due to rising inventory levels and the extension of payment terms on certain vendor invoices.
Total cash, cash equivalents, and short-term investments were $12.2 million as of
October 31, 2005, an increase of $2.6 million as compared to the company’s January 31, 2005 cash position of $9.6 million and were $3.3 million higher than the October 31, 2004 cash position of $8.9 million. The positive cash flows from operating activities has more than offset cash used to fund the $2.8 million Montgomery Industries acquisition and the capital investment being made in the current year for additional Engineered Films production capacity.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations.
Investing and Financing Activities
Cash used in investing activities totaled $7.7 million, increasing $3.7 million for the nine months ended October 31, 2005 as compared to cash used of $4.0 million for the nine months ended October 31, 2004. The increase was a result of higher capital expenditures, particularly in the company’s Engineered Films segment for additional manufacturing capacity and facilities and $2.8 million for the acquisition of Montgomery Industries.
Financing activities used $4.9 million in cash for the nine months ended October 31, 2005 as compared to $16.3 million used in last year’s comparable period. The payment of dividends and repurchases of stock continue to be the principal financing activities of the company. Dividend payments totaled $3.8 million for the nine-month period of the current year and treasury stock purchases totaled $1.0 million as compared to $14.3 million of dividends paid in the first nine months of last year, which included a special one-time dividend payment of $11.3 million, and $2.0 million of treasury stock purchases. Seasonal short-term borrowings on the company’s line of credit facility totaled $4.5 million for the current year. These borrowings were repaid by April 30, 2005.
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
In August 2005, FASB Staff Position FAS No. 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (FSP FAS No. 123(R)-1) was issued. FSP FAS No. 123(R)-1 states that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee. The guidance in FSP FAS No. 123(R)-1 is effective upon initial adoption of SFAS No. 123(R) on February 1, 2006 and is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
In October 2005, FASB Staff Position FAS No. FAS 123(R)-2, “Practical Accommodation to the Application of the Grant Date as Defined in FASB Statement No. 123(R),” was issued. FSP FAS No. 123(R)-2 provides guidance on determining the grant date for an award as defined in SFAS No. 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The guidance in FSP FAS No. 123(R)-2 is effective upon initial adoption of SFAS No. 123(R) on February 1, 2006 and is not expected to have a significant effect on the company’s consolidated results of operations or financial position.
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
A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of earnings. During the quarter and nine months ended October 31, 2005, there were no significant foreign currency fluctuations that materially impacted the consolidated results of operations or financial condition.

ITEM 4. INTERNAL CONTROLS AND PROCEDURES
Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of October 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2005 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.
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
Item 2. Changes in Securities:
Repurchases of the company’s common stock during the third quarter of fiscal 2006 were as follows:

				Max #(or approx
			Total # shares	$ value) of shares
			Purchased as part	that may yet be
			of Publicly	purchased under
Period	Total number	Average price	Announced Plan	the Plans
August 2005	11,300	$23.30	11,300	$825,920
September 2005	—	$—	—	$825,920
October 2005	3,000	$28.29	3,000	$741,042

Total Third Quarter	14,300	$24.35	14,300

Under resolutions from the Board of Directors dated August 25, 2005 and November 18, 2005, the company has authority to repurchase up to $1.0 million of stock on the open market, respectively. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
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
Date: December 2, 2005