Form 10-K
period 2006-01-31
RAVEN INDUSTRIES INC
filed 2006-04-03
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
Commission file number: 0-3136
RAVEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-0246171
(State of incorporation)	(IRS Employer Identification No.)
205 E. 6th Street, P.O. Box 5107
Sioux Falls, South Dakota 57117- 5107
(Address of principal executive offices)
(605) 336-2750
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common stock, $1 par value

(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by nonaffiliates at July 31, 2005 was approximately $419,644,871. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ National Market System, $26.42, on July 31, 2005, which was as of the last business day of the registrant’s most recently completed second fiscal quarter.
Shares of common stock outstanding at March 22, 2006: 18,083,180.

DOCUMENTS INCORPORATED BY REFERENCE
The following terms - the company, Raven or the registrant - are intended to apply to Raven Industries, Inc. and its consolidated subsidiaries listed in Exhibit 21 to this report, unless the context indicates otherwise.
The following table shows, except as otherwise noted, the location of information, required in this Form 10-K, in the registrant’s Annual Report to Shareholders for the year ended January 31, 2006 and the Proxy Statement for the registrant’s 2006 annual meeting, a definitive copy of which will be filed in April 2006. All such information set forth under the heading “Reference” below is included herein or incorporated herein by reference. A copy of the registrant’s Annual Report to Shareholders for the year ended January 31, 2006 is included as an exhibit to this report.

PART I.	ITEM IN FORM 10-K	REFERENCE

Item 1.	Business	Pages 4-6, this document; Business Segments pages 1, 18 and 42 of the Annual Report to Shareholders

Item 1A.	Risk Factors	Pages 6-8, this document

Item 1B.	Unresolved Staff Comments	Page 8, this document

Item 2.	Properties	Page 8, this document

Item 3.	Pending Legal Proceedings	Page 9, this document

Item 4.	Submission of Matters to a Vote of Security Holders	Page 9, this document

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	Page 9, this document; Quarterly Information (unaudited), page 30, Eleven-year Financial Summary, pages 16-17, and inside back cover, Annual Report to Shareholders

Item 6.	Selected Financial Data	Eleven-year Financial Summary, pages 16-17, Annual Report to Shareholders

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Financial Review and Analysis, pages 19-29, Annual Report to Shareholders

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	Pages 9-10, this document

Item 8.	Financial Statements and Supplementary Data	Pages 32-43, Annual Report to Shareholders

Item 9.	Changes In and Disagreements With Auditors on Accounting and Financial Disclosure	Page 10, this document

Item 9A.	Controls and Procedures	Page 10, this document; Management’s Report on Internal Control over Financial Reporting, page 31, Annual Report to Shareholders

Item 9B.	Other Information	Page 10, this document

PART III.

Item 10.	Directors and Executive Officers of the Registrant	Pages 10-11, this document; Election of Directors, Executive Compensation, Board of Directors and Committees, Corporate Governance and Other Matters, Proxy Statement

Item 11.	Executive Compensation	Executive Compensation, Proxy Statement

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	Ownership of Common Stock, Proxy Statement, Annual Report to Shareholders and page 11, this document

Item 13.	Certain Relationships and Related Transactions	Election of Directors, Proxy Statement

Item 14.	Principal Accounting Fees and Services	Independent Registered Public Accounting Firm Fees, Proxy Statement

PART IV.

Item 15.	Exhibits, Financial Statement Schedule	Pages 11-13, this document.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect certain of the Company’s primary markets, such as agriculture and construction, or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, any of which could adversely impact any of the Company’s product lines, as well as other risks described in this report under Item 1A. The foregoing list is not exhaustive and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

RAVEN INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2006
Item 1. Business
General
Raven Industries, Inc., was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products to customers throughout North America. The company began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 860 persons on active status and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The company’s Internet address is http//www.ravenind.com and its common stock trades on the NASDAQ National Market System under the symbol RAVN. The company has adopted a Code of Ethics applicable to all officers, directors, and employees and which is available on the website.
All reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the company’s web site to the SEC web site. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the company, the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, through its web site at http://www.sec.gov, or by calling the SEC at 1-800-SEC-0330.
The company has four business segments consisting of three Raven divisions and one subsidiary: Electronic Systems Division, Flow Controls Division, Engineered Films Division, and Aerostar International, Inc. (Aerostar). Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and raw materials; however, more than one business segment may serve each of the product markets identified above. Page 18 of the company’s Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the business segments.
Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2006	FY 2005	FY 2004
Pit lining film	$20,991	$13,112	$10,509
Disaster film	11,447	9,415	56
Other plastic films	50,356	36,130	32,071
Electronics manufacturing services	56,219	47,049	44,307
Agricultural flow control devices and accessories	42,895	37,004	31,413
Parachute-related products	3,729	7,887	6,828
Uniforms and protective wear	6,117	6,822	5,730
Other	12,774	10,667	11,813

Total sales	$204,528	$168,086	$142,727

Business Segments
Flow Controls
Products in this segment are electronic speed and global positioning system (GPS)-based, location compensated application control products. They are used primarily for precision farming applications, as well as marine navigation. The company has developed new products for field location control and chemical injection. In February 2005, the company acquired the assets of Montgomery Industries, Inc., a privately-held Saskatchewan, Canada company, to expand its precision agriculture product base and its international presence.
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

The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the company’s most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. Total capital expenditures were at $7.4 million in fiscal 2006 and are projected to exceed $13 million in fiscal 2007.
Electronic Systems
The company has focused this segment’s capabilities in electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Electronic Systems segment include avionics, communication, environmental controls, and other products where high quality is critical.
EMS sales are made in response to competitive bid requests by customers. The level and nature of competition varies with the type of product, but the company frequently competes with a number of EMS manufacturers on any given bid request. The markets in which the company participates are highly competitive, with customers having many suppliers to choose from.
Aerostar
Aerostar sells high altitude aerostats for public and commercial research, military parachutes, and specialty outerwear for security forces. The company is the originator of modern hot-air ballooning. Aerostar also manufactures other sewn and sealed products on a contract basis. It produces uniforms and protective wear for US government agencies as a subcontractor.
Sales are made in response to competitive bid requests. High-altitude research balloons are sold directly to public agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Aerostar is the only balloon supplier for high-altitude research in the United States.
Major Customer Information
No single customer accounted for 10% or more of consolidated sales in fiscal 2006 or more than 10 percent of the company’s consolidated accounts receivable at January 31, 2006. Two customers in the Electronic Systems segment accounted for 52% of the segment’s sales in fiscal 2006. The loss of these accounts would adversely affect profitability; however, the company believes its relationships with these customers are strong. In addition, the breadth of the company’s product lines helps protect it from the impact of losing any single customer.
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
Financial Instruments
The principal financial instruments the company maintains are in short-term investments, accounts receivable and long-term debt. The company believes that the interest rate, credit and market risks related to these accounts are not significant. The company manages the risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with the company policies. Except for operating leases, the company does not enter into hedging, derivative instruments, or off balance sheet financing.
Raw Materials
The Engineered Films segment experienced volatile resin prices in fiscal 2006, but because it has few long-term sales contracts, price changes were quickly passed on to customers. The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronic Systems and Flow Controls segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. With the exception of plastic resin, the company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.
Patents
The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.

Research and Development
The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Flow Controls segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 37 of the 2006 Annual Report to Shareholders, incorporated herein by reference.
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
The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank Division have conducted environmental assessments of the properties used in these businesses. Although these assessments continue to be evaluated by the MPCA and DENR, respectively, on the basis of the data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flow of the company. The company had accrued approximately $151,000 at January 31, 2006, its best estimate of probable costs to be incurred related to these matters.
Backlog
As of February 1, 2006, the company’s backlog of firm orders totaled $43.6 million. Backlog amounts as of February 1, 2005 and 2004 were $43.6 million and $47.1 million, respectively.
Employees
As of January 31, 2006, the company had approximately 885 employees, 860 in an active status. Following is a summary of active employees by segment: Electronic Systems — 250; Flow Controls - 215; Engineered Films – 150; Aerostar — 195; Administration — 50. Management believes its employee relations are satisfactory.
Item 1A. Risk Factors
The company operates in markets that involve significant risks, many of which are beyond the company’s control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that the company currently believes to be immaterial, that could have material adverse effects on the company’s financial position, liquidity, and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Weather conditions could affect certain of the company’s markets such as agriculture and construction.
The company’s Flow Controls Division is largely dependent on the ability of farmers and growers to purchase the agricultural equipment that includes our products. If such growers and farmers experience adverse weather conditions resulting in poor growing conditions, particularly in North America, they may be less likely to purchase agricultural equipment. Accordingly, poor weather conditions may adversely affect sales in our Flow Controls Division.
Poor weather conditions can also adversely affect sales in the company’s Engineered Films Division. To the extent weather conditions curtail construction activity, sales of the segment’s plastic sheeting will likely decrease.
Price fluctuations in and shortages of raw materials could have a significant impact on the company’s ability to sustain and grow earnings.

The company’s Engineered Films Division (EFD) consumes significant amounts of plastic resin, the costs of which primarily reflect market prices for natural gas. These prices are subject to worldwide supply and demand as well as other factors beyond the control of the company. Although EFD is sometimes able to pass such price increases to its customers, significant variations in the cost of plastic resins can affect the company’s operating results from period to period. Unusual supply disruptions, such as caused by a natural disaster, could cause suppliers to invoke “force majure” clauses in their supply agreements, causing shortages of material. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of material availability and costs, financial results could be adversely affected.
Electronic components, used by both the Flow Controls Division and Electronic Systems Division, are sometimes in short supply, impacting their ability to meet customer demand.
Failure to develop and market new technologies and products could impact the company’s competitive position and have an adverse affect on the company’s financial results.
The company’s operating results in its Flow Controls and to a lesser extent, its Engineered Films and Aerostar segments are largely dependent on the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. In addition, sales of the company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.
The company’s Electronic Systems Division is dependent on a small number of customers.
The company’s Electronic Systems Division (ESD) is dependent on a small number of customers with the top two customers together representing over 50% of ESD sales. Accordingly, the ESD segment is dependent on the continued growth, viability and financial stability of our customers, which consist of original equipment manufacturers of avionics, consumer and hospital beds, global positioning systems (GPS) and secure telecommunication equipment. Future sales are dependent on the success of the company’s customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on the performance of ESD.
Further, ESD competes against many providers of electronics manufacturing services. Certain competitors have substantially greater resources and more geographically diversified international operations than ESD. This segment may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with more offshore facilities located where labor and other costs are lower. The company also faces competition from the manufacturing operations of current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to electronics manufacturing services providers. Accordingly, to compete effectively, ESD must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers’ design and schedule changes and deliver products globally on a reliable basis at competitive prices. Customers may cancel their orders, change production quantities or delay production. Start-up costs and inefficiencies related to new or transferred programs can adversely affect operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.
The company’s Aerostar segment depends on the US government for a significant portion of its sales creating uncertainty in the timing of and funding for projected contracts.
In the past three years, a significant portion of Aerostar’s sales were to the US government or US government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in US government defense or near-space research spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The company’s U.S. government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.

In addition, the US government has increasingly relied on indefinite delivery, indefinite quantity (IDIQ) contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the company’s future sales and earnings.
Significant risks and uncertainties may not be covered by indemnity or insurance.
While the company maintains insurance for many business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. Specifically, certain environmental risks related to mold in construction projects may be excluded from the company’s insurance policies beginning in February 2007. The company has never had any mold-related claims, but is aware that manufacturers of competing products and contractors who use our products have had claims made against them. Accordingly, in the event the company’s products become the subject of such claims, there may not be insurance protection available.
Changes in government policies and laws or worldwide economic conditions could adversely affect the company’s financial results.
The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of US and non-US governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and reduced profitability associated with such sales.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

	Square		Business
Location	Feet	Function	Segments
Sioux Falls, SD	150,000	Corporate office; electronics manufacturing	All
	95,600	Plastic sheeting manufacturing	Engineered Films
	*73,300	Warehouse	Engineered Films
	59,000	Plastic sheeting and hot-air balloon manufacturing	Engineered Films; Aerostar
	30,800	Warehouse and offices	Engineered Films
	27,000	Offices and material handling facility	Aerostar
	25,300	Inflatable manufacturing	Aerostar
	24,000	Electronics manufacturing	Electronic Systems
	10,200	Machine shop	Flow Controls
	7,800	Training/meeting center	Flow Controls
Sulphur Springs, TX	63,900	Research balloon manufacturing	Aerostar
Springfield, OH	30,000	Warehouse	Engineered Films
Huron, SD	24,100	Sewing plant	Aerostar
St. Louis, MO	24,000	Electronics manufacturing	Electronic Systems
Madison, SD	20,000	Sewing plant	Aerostar
Austin, TX	**12,000	Product development and manufacturing	Flow Controls
Stockholm, SK	**6,800	Warehouse	Flow Controls

*	The company purchased this building on February 1, 2006.

**	Leased

Most of the company’s manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are, in all material respects, in good condition and are adequate to meet existing production needs, although the company is building a 36,000 square foot addition in Sioux Falls for its Engineered Films Division. The company owns 6.95 acres of undeveloped land adjacent to the other owned property in Sioux Falls, which is available for expansion.
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
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted during the fourth quarter to a vote of security holders of the company.

Item 5.	Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Incorporated by reference to pages 30 (Quarterly Information), 16-17 (Eleven-year Financial Summary), and inside back cover of the 2006 Annual Report to Shareholders.
Repurchases of the company’s common stock during the fourth quarter of fiscal 2006 were as follows:

				Max. # (or approx $
			Total # shares	value of shares
			purchased as part	that may yet be
			of Publicly	purchased under the
Period	Total Number	Average price	Announced Plan	Plans
November 2005	3,000	$29.87	3,000	$910,380
December 2005	9,000	$30.22	9,000	$638,440
January 2006	10,000	$29.03	10,000	$348,140

Total Fourth Quarter	22,000	$29.63	22,000

Under resolutions from the Board of Directors, dated November 18, 2005 and March 11, 2006, the company has authority to repurchase up to $1.0 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
Item 6. Selected Financial Data
Incorporated by reference to pages 16-17 of the company’s Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated by reference to pages 19-29 of the company’s Annual Report to Shareholders.
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
A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of income. During the year ended January 31, 2006, there were no significant foreign currency fluctuations that materially impacted the consolidated results of operations or financial condition.
Item 8. Financial Statements and Supplementary Data
Incorporated by reference to pages 32-43 of the company’s Annual Report to Shareholders.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of January 31, 2006, the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective as of January 31, 2006.
Management’s Report on Internal Control Over Financial Reporting
The company included a report from its management concerning its internal control over financial reporting on page 31 of its 2006 Annual Report to Shareholders, which is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
The company has no fourth-quarter information that it would be required to disclose in a report on Form 8-K.
Item 10. Directors and Executive Officers of the Registrant
Incorporated by reference to the sections entitled “Election of Directors,” “Executive Compensation,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders.
Executive Officers

Name	Age	Position
Ronald M. Moquist	60	President and Chief Executive Officer

Thomas Iacarella	52	Vice President and Chief Financial Officer

Barbara K. Ohme	58	Vice President - Administration

Daniel A. Rykhus	41	Executive Vice President
Each of the above executive officers serves at the pleasure of the Board of Directors on a year-to-year basis.
Mr. Moquist has been President and Chief Executive Officer of the company since 2000. He served as the Executive Vice President of Raven from 1985 through 2000. He joined the company in 1975 as Sales and Marketing Manager.

Mr. Iacarella has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. He joined Raven as Corporate Controller in 1991. Prior to joining the company, he held positions with Tonka Corporation and the accounting firm now known as Ernst & Young.
Ms. Ohme was named Vice President – Administration on February 1, 2004. She joined Raven as Employment Manager in 1987.
Mr. Rykhus was named Executive Vice President and General Manager, Flow Controls Division on April 1, 2004. He joined the company as Director of World Class Manufacturing in 1990.
Item 11. Executive Compensation
Incorporated by reference to the section entitled “Executive Compensation” within the company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders.
The number of shares to be issued upon exercise and the number of shares remaining available for future issuance under the company’s equity compensation plans at January 31, 2006 is presented in the following table.
Equity Compensation Plan Information

	Number of securities	Weighted-average
	to be issued upon	exercise price of	Number of
	exercise of	outstanding	securities available
Plan Category	outstanding options	options	for future issuance
Equity compensation plans approved by security holders (1)	519,414	$14.05	580,500

Equity compensation plans not approved by security holders	None	None	None

(1) Description of plan is included in Note 12 to the Consolidated Financial Statements located on page 41 of the 2006 Annual Report to Shareholders incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
Incorporated by reference to the section entitled “Election of Directors,” contained in the company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporate by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2006 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedule
(a)	Consolidated Financial Statements and Schedule
1.	Incorporated by reference from the attached exhibit containing the 2006 Annual Report to Shareholders:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity and

     Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm
2.	Included in Part II:
Report of Independent Registered Public Accounting Firm on Financial Statement
Schedule
Schedule II - Valuation and Qualifying Accounts
The following schedules are omitted as they are not applicable or are not required: I, III and IV.
(b)	Exhibits Filed
The following exhibits are filed as part of this report:

Exhibit
Number	Description
2(a)	Asset Purchase Agreement dated February 17, 2005 by and among Raven Industries, Montgomery Industries and others.***

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc.*

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(a) of the company’s Form 10-Q for the quarter ended April 30, 2004).

10(b)	Change in Control Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(b) of the company’s Form 10-Q for the quarter ended April 30, 2004).

10(c)	Change in Control Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of March 17, 1989.*

10(d)	Change in Control Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of August 1, 1998 (incorporated by reference to Exhibit 10.1 of the company’s Form 10-Q for the quarter ended July 31, 1998).

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004.**

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004.**

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and Ronald M. Moquist and Thomas Iacarella dated as of February 1, 2004.**

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.**

10(i)	Change in Control Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004.**

Exhibit
Number	Description
10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).

13	2006 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

***	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2005.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

March 31, 2006	By:	/S/ Ronald M. Moquist
Date		Ronald M. Moquist
President (Principal Executive Officer and Director)
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2006 Date	/S/ Ronald M. Moquist Ronald M. Moquist
President (Principal
Executive
Officer and Director)

March 31, 2006 Date	/S/ Thomas Iacarella Thomas Iacarella
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:

March 31, 2006 Date	/S/ Conrad J. Hoigaard Conrad J. Hoigaard

March 31, 2006 Date	/S/ Anthony W. Bour Anthony W. Bour

March 31, 2006 Date	/S/ David A. Christensen David A. Christensen

March 31, 2006 Date	/S/ Thomas S. Everist Thomas S. Everist

March 31, 2006 Date	/S/ Mark E. Griffin Mark E. Griffin

March 31, 2006 Date	/S/ Cynthia H. Milligan Cynthia H. Milligan

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Raven Industries, Inc.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 23, 2006 appearing in the 2006 Annual Report to Shareholders of Raven Industries, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 23, 2006

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
for the years ended January 31, 2006, 2005 and 2004
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to	Deductions
	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2006	$265	$78	None	$86	$257

Year ended January 31, 2005	$265	$34	None	$34	$265

Year ended January 31, 2004	$240	$67	None	$42	$265

Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.