Form 10-Q
period 2006-04-30
RAVEN INDUSTRIES INC
filed 2006-06-07
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark (“x”) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark (“x”) whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of June 5, 2006 there were 18,096,799 shares of common stock of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands except share data)

	Apr 30, 2006	Jan 31, 2006	Apr 30, 2005
ASSETS
Cash and cash equivalents	$5,964	$9,409	$1,648
Short-term investments	2,000	2,000	2,500
Accounts receivable, net of allowance for doubtful accounts of $258, $257 and $269, respectively	33,441	29,290	29,206
Inventories:
Materials	23,615	20,663	17,809
In process	3,192	3,652	2,948
Finished goods	2,791	3,504	2,452

Total inventories	29,598	27,819	23,209
Deferred income taxes	1,815	1,746	1,477
Prepaid expenses and other current assets	1,953	1,081	2,526

Total current assets	74,771	71,345	60,566

Property, plant and equipment	66,884	61,002	54,966
Accumulated depreciation	(36,581)	(35,400)	(33,524)

Property, plant and equipment, net	30,303	25,602	21,442
Goodwill	6,504	6,401	6,382
Amortizable intangible assets, net	2,270	2,345	2,543
Investment in unconsolidated affiliate	—	—	650
Other assets, net	496	464	174

Total assets	$114,344	$106,157	$91,757

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current portion of long-term debt	$7	$7	$39
Accounts payable	8,669	8,179	6,252
Accrued 401(k) contribution	450	1,049	410
Income taxes payable	4,577	808	3,840
Customer advances	315	717	910
Accrued liabilities	7,865	9,290	7,083

Total current liabilities	21,883	20,050	18,534

Long-term debt, less current portion	9	9	—
Other liabilities, primarily compensation and benefits	1,807	1,709	1,435

Total liabilities	23,699	21,768	19,969

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,248,585; 32,193,555; 32,121,952, respectively	32,249	32,194	32,122
Paid in capital	1,721	1,401	896
Retained earnings	100,042	94,170	80,859
Accumulated other comprehensive income	22	13	(29)

	134,034	127,778	113,848

Less treasury stock, at cost, 14,121,186; 14,121,186; and 14,070,886 shares, respectively	43,389	43,389	42,060

Total shareholders’ equity	90,645	84,389	71,788

Total liabilities and shareholders’ equity	$114,344	$106,157	$91,757

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except per share data)

	For the Three Months
	Ended
	Apr 30, 2006	Apr 30, 2005
Net sales	$58,465	$50,704

Cost of sales	42,574	35,543

Gross profit	15,891	15,161

Selling, general and administrative expenses	4,414	4,025

Operating income	11,477	11,136

Interest expense	—	34
Other (income) expense, net	(138)	4

Income before income taxes	11,615	11,098

Income taxes	4,113	3,941

Net income	$7,502	$7,157

Net income per common share:

Basic	$0.41	$0.40
Diluted	$0.41	$0.39

Cash dividend paid per common share	$0.09	$0.07
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended
	Apr 30, 2006	Apr 30, 2005
Cash flows from operating activities:
Net income	$7,502	$7,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,178	1,011
Amortization of intangible assets	111	128
Deferred income taxes	(127)	(111)
Stock compensation expense	89	61
Change in operating assets and liabilities, net of effects from acquisition and disposition of businesses and assets:
Accounts receivable	(4,109)	(3,673)
Inventories	(1,764)	231
Prepaid expenses and other current assets	(826)	(1,023)
Operating liabilities	2,542	(2,478)
Other operating activities, net	(7)	(41)

Net cash provided by operating activities	4,589	1,262

Cash flows from investing activities:
Capital expenditures	(6,325)	(2,409)
Acquisition of business	—	(2,685)
Purchase of short-term investments	(2,000)	—
Sale of short-term investments	2,000	500
Other investing activities, net	(63)	(3)

Net cash used in investing activities	(6,388)	(4,597)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	—	4,500
Repayment of borrowing under line of credit	—	(4,500)
Long-term debt principal payments	—	(18)
Dividends paid	(1,630)	(1,262)
Purchase of treasury stock	—	(360)
Other financing activities, net	(14)	(10)

Net cash used in financing activities	(1,644)	(1,650)

Effect of exchange rate changes on cash	(2)	14

Net decrease in cash and cash equivalents	(3,445)	(4,971)
Cash and cash equivalents at beginning of period	9,409	6,619

Cash and cash equivalents at end of period	$5,964	$1,648

Supplemental cash flow information
Cash paid for:
Income taxes	$171	$62
Interest	$—	$34
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The January 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2006.
(2) Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been antidilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the quarters ended April 30, 2006 and April 30, 2005, 76,500 and 86,600 shares were excluded. Details of the earnings per share computation are presented in the following table:

	For the Three Months
	Ended
	Apr 30, 2006	Apr 30, 2005
Net income (in thousands)	$7,502	$7,157

Weighted average common shares outstanding	18,113,814	18,032,939
Dilutive impact of stock options	235,948	258,748

Weighted average common and common equivalent shares outstanding	18,349,762	18,291,687

Net income per share:
Basic	$0.41	$0.40
Diluted	$0.41	$0.39

(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

	For the Three Months
	Ended
(in thousands)	Apr 30, 2006	Apr 30, 2005
Net Sales
Engineered Films	$22,579	$16,092
Flow Controls	16,345	16,089
Electronic Systems	15,116	13,321
Aerostar	4,425	5,202

Total	$58,465	$50,704

Operating Income
Engineered Films	$5,901	$4,119
Flow Controls	5,146	5,869
Electronic Systems	1,996	2,090
Aerostar	228	937

Total Segment Income	13,271	13,015
Administrative and general expenses	(1,794)	(1,879)

Total	$11,477	$11,136

The company has made significant investments in its Engineered Films segment during the first quarter of the current fiscal year. The Engineered Films segment employed $40.0 million of assets as of the quarter ended April 30, 2006 versus $33.5 million as of January 31, 2006.
(4) Financing Transactions
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 31, 2006 bearing interest at 0.25% under the prime rate. Letters of credit totaling $2.0 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. The credit agreement contains certain restrictive covenants that, among other things, require maintenance of certain levels of net worth and working capital. There were no borrowings outstanding under the credit line as of April 30, 2006 and April 30, 2005. During the first quarter of last year, seasonal short-term borrowings of $4.5 million were required, but were repaid by April 30, 2005. The weighted average interest rate for those borrowings was 5.63%.
(5) Short-term Investments
At April 30, 2006, the company has invested $2.0 million of excess cash into certificates of deposit with rates ranging from 4.80% to 4.85%. The certificates of deposit have varying maturity dates, all of which are less than twelve months. At April 30, 2005, $2.5 million was invested into certificates of deposits with rates ranging from 1.55% to 2.4%.
(6) Dividends
The company announced on May 23, 2006, that its board of directors approved a quarterly cash dividend of 9 cents per share, payable July 14, 2006 to shareholders of record on June 26, 2006.

(7) Comprehensive Income
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
(in thousands)

	For the Three Months
	Ended
	Apr 30, 2006	Apr 30, 2005
Net income	$7,502	$7,157
Foreign currency translation adjustments	22	(29)

Total comprehensive income	$7,524	$7,128

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs for the three months ended April 30, 2006 are summarized as follows:

	For the Three Months
	Ended
(in thousands)	Apr 30, 2006	Apr 30, 2005
Balance at January 31	$569	$452
Accrual for warranties	505	180
Settlements made (in cash or in kind)	(236)	(167)

Balance at April 30	$838	$465

(9) Share-Based Compensation
At April 30, 2006, the company had one stock-based compensation plan, which is described below. For the quarters ended April 30, 2006 and April 30, 2005, $89,000 and $61,000 of compensation cost was charged against income for the plan. Compensation cost capitalized as part of inventory at April 30, 2006, January 31, 2006 and April 30, 2005 was $28,000, $63,000 and $19,000, respectively. As of April 30, 2006, the total compensation cost for nonvested awards not yet recognized in the company’s statements of income was $913,000, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted-average period of 2.92 years.
The company’s 2000 Stock Option and Compensation Plan, which is administered by the board of directors, allows for either incentive or non-qualified options with terms not to exceed ten years. Options are granted with exercise prices not less than market value at the date of grant. The stock options vest over a four-year period and expire after five years.
In fiscal 2003, the company began recording compensation expense related to its stock-based compensation plans using the fair value method permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On February 1, 2006, the company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, the company reported these amounts as a component of cash flows from operating activities. The adoption of SFAS No. 123(R) has not had a significant effect on consolidated results of operations, financial position, or the statement of cash flows.

Information regarding outstanding stock options for the quarter ended April 30, 2006 is as follows:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value (in 000’s)	(years)

Outstanding as of January 31, 2006	519,414	$14.05

Granted	—	—
Exercised	(66,857)	6.18
Forfeited or expired	(5,025)	16.02

Outstanding at April 30, 2006	447,532	15.20	$11,337	2.53

Exercisable at April 30, 2006	220,876	9.47	6,859	1.73
The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1.9 million during the quarter ended April 30, 2006 and $1.4 million during the quarter ended April 30, 2005.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The company utilizes historical data to estimate option exercise and employee termination within the valuation model.
On May 23, 2006, the company’s stockholders approved the Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. Stock units granted under this plan will be expensed at the date of grant.
(10) European Sales Office
In February 2006, the company’s wholly owned Swiss subsidiary, Raven Industries GmbH, was formed. The operation is a component of the Flow Controls segment and its purpose is to serve as a sales/service office for the company’s European market. The results of operations for the subsidiary have been included in the consolidated financial statements since formation.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets primarily in North America. The company operates in four business segments: Engineered Films, Flow Controls, Electronic Systems and Aerostar. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, manufactured housing and agriculture applications. Flow Controls, including Raven Canada and Raven GmbH, provides electronic and Global Positioning System (GPS) products for the precision agriculture, marine navigation and other niche markets. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar manufactures military parachutes, government service uniforms, custom-shaped inflatable products and high-altitude balloons for government and commercial research.

EXECUTIVE SUMMARY
Earnings for the three months ended April 30, 2006 grew 4.8% to $7.5 million as compared to earnings of $7.2 million for the three months ended April 30, 2005. First quarter diluted earnings per share increased two cents per share from 39 cents to 41 cents. The Engineered Films segment drove the profit growth for the quarter, recognizing higher profits due to an increased sales level. Net income as a percent of sales was 12.8% for the current quarter, down 1.3 percentage points from last year’s comparable period due to a lower ratio of Flow Controls sales and profits to the overall company results, as relatively higher gross profit margins are obtained on the company’s Flow Controls products.
Consolidated sales for the current quarter of $58.5 million were $7.8 million, or 15.3%, higher than last year’s first quarter. As with the company’s first quarter profits, the Engineered Films segment was the main contributor to the first quarter sales increase. Engineered Films’ sales rose to $22.6 million for the first quarter, reflecting a $6.5 million, or 40.3%, increase as compared to the quarter ended April 30, 2005. The Engineered Films segment continues to experience sales growth in its industrial and construction market, along with revenue increases of oil pit liners and disaster films. For the three-month period, Flow Controls’ sales increased slightly from one year earlier, reaching $16.3 million, an increase of 1.6% or $256,000. Electronic Systems reported double-digit sales growth for the first quarter, with revenue reaching $15.1 million, up $1.8 million, or 13.5%, as compared to the quarter ended April 30, 2005. Aerostar quarterly sales of $4.4 million fell short of last year’s first quarter by $777,000 due to lower high-altitude research balloon and parachute product deliveries.
Consolidated gross profit as a percentage of sales decreased from 29.9% for last year’s first quarter to 27.2% for the current quarter, reflecting the lower percentage of high-margin Flow Controls sales in the company’s overall sales mix. The Engineered Films segment’s first quarter gross profit rate of 29.7% was relatively flat as compared to last year’s first quarter rate of 30.2%, while the Flow Controls gross profit rate of 39.4% compared unfavorably to the prior year’s first quarter rate of 42.5%. The Flow Controls’ gross profit rate was negatively impacted by higher product development expense and increased product warranty costs. Electronic Systems’ gross profit as a percentage of sales decreased from 17.2% to 15.0% for the quarter and the Aerostar gross profit rate dropped from 22.5% reported for the quarter ended April 30, 2005 to 10.4% for the current quarter.
Consolidated operating income of $11.5 million for the current quarter topped fiscal 2006’s first quarter by 3.1%. The Engineered Films segment’s strong first quarter profit performance was partially offset by decreases in operating income in the remaining three segments. Engineered Films’ operating income climbed to $5.9 million, up $1.8 million, or 43.3%, from one year earlier due to increased sales. Flow Controls reported a first quarter operating income decline of 12.3% on a slightly higher sales level, reflecting continued investments in product development and sales initiatives in a weakening agricultural economy. Electronic Systems’ operating income was relatively flat for the first quarter as compared to one year earlier despite a higher sales level due to unfavorable product mix. Displaying the negative effect on profits of lower high-altitude research balloon and parachute product shipments, Aerostar operating income fell below last year’s first quarter results by $709,000, or 75.7%. Current quarter administrative expenses of $1.8 million declined 4.5% from the quarter ended April 30, 2005. Additional spending in the prior year’s first quarter for professional services related to the integration of the Montgomery Industries, Inc. acquisition caused first quarter administrative expenses to be at a higher level last year.
Consolidated other income of $138,000 for the quarter ended April 30, 2006 compared favorably to $38,000 of non-operating expense reported for the prior year’s first quarter due to increased interest income, a decrease in short-term interest expense, and favorable foreign currency transaction gains.
Income tax expense increased from $3.9 million for the quarter ended April 30, 2005 to $4.1 million for the current quarter. The increase reported for the quarter reflects higher taxable income as earnings have risen, partially offset by a slightly lower effective tax rate.
The company anticipates sales and earnings growth for the second quarter ending July 31, 2006 versus last year’s second quarter. Double-digit sales growth is expected in the Engineered Films and Electronic Systems segments, with flat to slightly down revenue levels forecasted for Flow Controls and Aerostar. Strong demand for Engineered Films products in the construction and oil drilling industries is expected to continue in the current year’s second quarter. There were no disaster film deliveries made in the second quarter of last year and at this time, there are no in-house orders for disaster-related films. Electronic Systems sales are forecasted to increase due to a higher sales order backlog at the end of the first quarter. Flow Controls is expected to report a flat sales level for the next quarter when compared to the prior year’s second quarter, as the impact of a less-vigorous farm economy negatively affects the segment’s ability to grow its revenues. The second quarter is typically a seasonal low point for the Flow Controls segment. Aerostar sales are expected to be unfavorable in the upcoming quarter as compared to one year earlier due to lower parachute product sales. During the current year’s first quarter, Aerostar was awarded a $5.8 million military personnel parachute contract. Deliveries will begin late in the current fiscal year, with the majority of the shipments scheduled to occur next year.
RESULTS OF OPERATIONS
ENGINEERED FILMS
For the three months ended April 30, 2006, sales grew 40.3%, or $6.5 million from last year’s first quarter, reaching $22.6 million. Revenue growth continues to be strong for pit lining sales into the oil-drilling industry, as well as for films sold into the industrial and construction markets. Disaster films sales of $4.0 million in the current quarter, which were shipped on an order received in the prior fiscal year, reflect a $2.1 million increase from the prior year’s first quarter. Relatively high oil prices continue to boost sales in the pit lining market segment, while a strong construction market has enabled sales growth in the industrial and construction markets. The increase in sales for the three months that has been attributed to higher product pricing (and not due to an increase in volume) has been estimated to be in the 14 to 18% range.
Operating income increased $1.8 million, or 43.3%, to $5.9 million for the three months ended April 30, 2006 as compared to the quarter ended one year earlier. The profit impact of the segment’s first quarter sales increase accounted for the operating income growth. Gross profit as a percent of sales was 29.7% for the current quarter as compared to 30.2% recorded for the three-month period ended April 30, 2005. First quarter selling expenses of $806,000 exceeded the prior year by $71,000, or 9.7%. As a percent of net sales, current quarter selling expenses were 3.6% versus 4.6% for last year’s comparable period.
FLOW CONTROLS
Sales of $16.3 million for the current quarter were $256,000, or 1.6% higher than sales for the quarter ended April 30, 2005, despite a general slow-down in the agricultural economy as compared to one year earlier. Current quarter deliveries of the segment’s standard sprayer control systems fell below the level established in last year’s first quarter. Sales for this product group were strong a year ago due to concern over a potential asian rust infestation in North America. Increased sales of the segment’s boom height-control system (Autoboom TM) and new precision products offset the decline in standard sprayer control systems.
Operating income of $5.1 million for the current quarter was below results of one year earlier, decreasing $723,000, or 12.3%. As a percentage of sales, gross profit margins declined to 39.4% from the 42.5% reported for the prior year’s comparable quarter. First quarter selling expenses were $1.3 million, a 34.2% increase over last year’s first quarter, which reflected the segment’s increased international marketing efforts in Canada and Europe. The higher selling expense level contributed to the decrease in operating income for the quarter; while higher product development expense and increased product warranty costs reduced both operating income and gross profit rates for the current quarter.
ELECTRONIC SYSTEMS
Sales for Electronic Systems were up $1.8 million, or 13.5%, reaching $15.1 million for the first quarter. Revenue growth was attributed to increased demand from long-term customers.
For the quarter ended April 30, 2006, operating income of $2.0 million fell below the prior year’s first quarter by 4.5%, despite the higher sales level. The negative variance in operating income is a result of an unfavorable product mix as compared to one year ago. The change in product mix is also reflected in the segment’s gross profit as a percent of sales, which fell from 17.2% for the quarter ended April 30, 2005 to 15.0% for the current quarter. Selling expenses rose to $278,000 for the just ended quarter, an increase of $75,000 from last year’s first quarter due to higher personnel costs to support the increased sales level. Current quarter selling expenses as a percent of sales were 1.8% versus 1.5% for last year’s comparable period.
AEROSTAR
Sales of $4.4 million for the current quarter were $777,000 less than sales for the quarter ended April 30, 2005 due to lower parachute product deliveries and a decrease in high-altitude research balloon revenue. Partially offsetting the decline in parachute and research balloon sales was an improved sales level achieved for the subsidiary’s military uniform product line.
Operating income for the first quarter decreased $709,000, or 75.7%, from a year ago and reflects the decreased sales level and an unfavorable shift in product mix. Sales of parachute products and research balloons carried relatively high gross margins in the first quarter of last year and the military uniform sales that helped offset the sales decrease in the current quarter realized much lower gross margins. As a percentage of sales, gross profit decreased from 22.5% for the three months ended April 30, 2005 to 10.4% for the current quarter.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $4.6 million of positive cash flows in the three months ended April 30, 2006, an increase of $3.3 million from the same period of fiscal 2006 when cash flows from operating activities totaled $1.3 million. The improvement in first quarter operating cash flows was due to higher earnings and relatively lower accounts payable payments. A high level of vendor payments reduced operating cash flow a year ago. The increase in cash provided by operating activities due to earnings and the timing of vendor payments was partially offset by cash used to finance higher inventory and accounts receivable levels at quarter end.
Total cash, cash equivalents, and short-term investments were $8.0 million as of April 30, 2006, reflecting a seasonal $3.4 million decrease from the January 31, 2006 cash position and a $3.8 million increase over April 30, 2005. Flow Controls accounts receivable balances reach their seasonal peak in the first quarter of the fiscal year, reducing cash balances.
Capital expenditures for the current fiscal year are expected to be over $17 million, with $13 million of these expenditures supporting Engineered Films with extrusion equipment and facilities capacity. The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations and the higher level of planned capital expenditures.
Investing and Financing Activities
Cash used in investing activities totaled $6.4 million, increasing $1.8 million for the three months ended April 30, 2006 as compared to cash used of $4.6 million for the three months ended April 30, 2005. Capital expenditures totaled $6.3 million for the current quarter, up $3.9 million from the $2.4 million of cash used in the first quarter of last year, reflecting investment in the Engineered Films segment for additional manufacturing capacity and facilities. Last year’s first quarter investing activities included the $2.7 million Montgomery Industries, Inc. acquisition.
Financing activities used $1.6 million in cash for the three months ended April 30, 2006 as compared to $1.7 million used in last year’s comparable period. Dividend payments totaled $1.6 million for the three-month period of the current year as compared to $1.3 million of dividends paid in the first three months of last year. Last year’s first quarter financing activities included $4.5 million of seasonal short-term borrowings and repayments on the company’s line of credit facility. There were no short-term borrowings made in the current year’s first quarter.
Commitments and Contingencies
There have been no material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2006.
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
A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of earnings. During the quarter ended April 30, 2006, there were no significant foreign currency fluctuations that materially impacted the consolidated results of operations or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of April 30, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect certain of the Company’s primary markets, such as agriculture and construction, or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, any of which could adversely impact any of the Company’s product lines, as well as other risks described in the Company’s 10-K under Item 1A. The foregoing list is not exhaustive and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
There were no repurchases of the company’s common stock during the first quarter of fiscal 2007.
Under resolutions from the Board of Directors dated March 11, 2006 and May 23, 2006, the company has authority to repurchase up to $1.0 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
Item 3. Defaults upon Senior Securities: None
Item 4. Submission of Matters to a Vote of Security Holders: None
Item 5. Other Information: None
Item 6. Exhibits Filed:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella

Thomas Iacarella
Vice President and CFO, Secretary and Treasurer
(Principal Financial and Accounting Officer)
Date: June 7, 2006