Form 10-Q
period 2006-07-31
RAVEN INDUSTRIES INC
filed 2006-09-01
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 28, 2006 there were 18,068,974 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 31, 2006	Jan 31, 2006	July 31, 2005
ASSETS
Cash and cash equivalents	$9,330	$9,409	$7,178
Short-term investments	2,000	2,000	2,500
Accounts receivable, net of allowance for doubtful accounts of $258, $257 and $276, respectively	24,390	29,290	22,152
Inventories:
Materials	23,121	20,663	19,318
In process	3,085	3,652	3,130
Finished goods	3,709	3,504	2,625

Total inventories	29,915	27,819	25,073
Deferred income taxes	1,791	1,746	1,500
Prepaid expenses and other current assets	1,595	1,081	2,033

Total current assets	69,021	71,345	60,436

Property, plant and equipment	70,267	61,002	57,125
Accumulated depreciation	(37,332)	(35,400)	(34,681)

Property, plant and equipment, net	32,935	25,602	22,444
Goodwill	6,551	6,401	6,342
Amortizable intangible assets, net	2,164	2,345	2,531
Investment in unconsolidated affiliate	—	—	649
Other assets, net	610	464	173

Total assets	$111,281	$106,157	$92,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$7	$7	$26
Accounts payable	7,435	8,179	6,265
Accrued 401(k) contribution	694	1,049	631
Income taxes payable	341	808	651
Customer advances	419	717	803
Accrued liabilities	7,794	9,290	7,734

Total current liabilities	16,690	20,050	16,110

Long-term debt, less current portion	5	9	11
Other liabilities, primarily compensation and benefits	1,929	1,709	1,391

Total liabilities	18,624	21,768	17,512

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,251,360; 32,193,555; 32,141,451, respectively	32,251	32,194	32,141
Paid in capital	1,980	1,401	956
Retained earnings	103,542	94,170	84,368
Accumulated other comprehensive income (loss)	20	13	(13)

	137,793	127,778	117,452

Less treasury stock, at cost, 14,178,386; 14,121,186; and 14,084,886 shares, respectively	45,136	43,389	42,389

Total shareholders’ equity	92,657	84,389	75,063

Total liabilities and shareholders’ equity	$111,281	$106,157	$92,575

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except per share data)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Net sales	$50,381	$45,304	$108,846	$96,008

Cost of sales	38,198	34,422	80,772	69,965

Gross profit	12,183	10,882	28,074	26,043

Selling, general and administrative expenses	4,311	3,583	8,725	7,608

Operating income	7,872	7,299	19,349	18,435

Other income, net	(65)	(92)	(203)	(54)

Income before income taxes	7,937	7,391	19,552	18,489

Income taxes	2,810	2,617	6,923	6,558

Net income	$5,127	$4,774	$12,629	$11,931

Net income per common share:
Basic	$0.28	$0.26	$0.70	$0.66
Diluted	$0.28	$0.26	$0.69	$0.65

Cash dividends paid per common share	$0.09	$0.07	$0.18	$0.14
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended
	July 31, 2006	July 31, 2005
Cash flows from operating activities:
Net income	$12,629	$11,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,485	2,171
Amortization of intangible assets	224	241
Loss on disposition of business	—	40
Deferred income taxes	(166)	(264)
Stock compensation expense	331	122
Change in operating assets and liabilities, net of effects from acquisition of business:
Accounts receivable	4,948	3,379
Inventories	(2,090)	(1,629)
Prepaid expenses and other current assets	(592)	(669)
Operating liabilities	(3,068)	(4,863)
Other operating activities, net	4	9

Net cash provided by operating activities	14,705	10,468

Cash flows from investing activities:
Capital expenditures	(9,888)	(4,548)
Acquisition of business	—	(2,748)
Purchase of short-term investments	(2,000)	(1,500)
Sale of short-term investments	2,000	2,000
Other investing activities, net	(196)	4

Net cash used in investing activities	(10,084)	(6,792)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	—	4,500
Repayment of borrowing under line of credit	—	(4,500)
Long-term debt principal payments	(4)	(40)
Dividends paid	(3,258)	(2,527)
Purchases of treasury stock	(1,746)	(689)
Excess tax benefit on stock option exercises	300	147
Other financing activities, net	6	10

Net cash used in financing activities	(4,702)	(3,099)

Effect of exchange rate changes on cash	2	(18)

Net (decrease) increase in cash and cash equivalents	(79)	559
Cash and cash equivalents at beginning of period	9,409	6,619

Cash and cash equivalents at end of period	$9,330	$7,178

Supplemental cash flow information
Cash paid for:
Income taxes	$7,254	$6,024
Interest	$1	$34
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The January 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2006.
(2) Reclassifications
Certain reclassifications have been made to the prior period statement of cash flows in order to conform to the current period’s presentation. For the six months ended July 31, 2005, $147,000 of excess tax benefit on stock option exercises was reclassified from net cash provided by operating activities to cash provided by financing activities.
(3) Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds, and stock units outstanding. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been antidilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and six month periods ended July 31, 2006, 76,167 and 76,333 shares were excluded, respectively. For the three and six month periods ended July 31, 2005, 85,933 and 86,267 shares were excluded, respectively. Details of the earnings per share computation are presented in the following table:

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Numerator:
Net income (in thousands)	$5,127	$4,774	$12,629	$11,931

Denominator:
Weighted average common shares outstanding	18,083,857	18,059,075	18,104,131	18,045,850
Weighted average stock units outstanding	4,788	—	2,394	—

Denominator for basic calculation	18,088,645	18,059,075	18,106,525	18,045,850

Weighted average effect of dilutive securities:
Weighted average common shares outstanding	18,083,857	18,059,075	18,104,131	18,045,850
Weighted average stock units outstanding	4,788	—	2,394	—
Dilutive impact of stock options	196,178	255,854	217,150	260,305

Denominator for diluted calculation	18,284,823	18,314,929	18,323,675	18,306,155

Net income per share — basic	$0.28	$0.26	$0.70	$0.66
Net income per share — diluted	$0.28	$0.26	$0.69	$0.65

(4) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The sold business information consists of the operations of businesses sold and the company’s ongoing liability for environmental or legal issues of these businesses. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:
(in thousands)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Net Sales
Engineered Films	$22,530	$17,445	$45,109	$33,537
Flow Controls	8,419	8,626	24,764	24,715
Electronic Systems	16,519	15,300	31,635	28,621
Aerostar	2,913	3,933	7,338	9,135

Total	$50,381	$45,304	$108,846	$96,008

Operating Income (Loss)
Engineered Films	$6,376	$4,184	$12,277	$8,303
Flow Controls	790	1,434	5,936	7,303
Electronic Systems	2,912	2,903	4,908	4,993
Aerostar	(306)	420	(78)	1,357

Total Reportable Segment Income	9,772	8,941	23,043	21,956
Administrative and general expenses	(1,900)	(1,602)	(3,694)	(3,481)
Sold business	—	(40)	—	(40)

Total	$7,872	$7,299	$19,349	$18,435

The company has made significant investments in its Engineered Films segment during the first half of the current fiscal year. The Engineered Films segment employed $41.7 million of assets as of the quarter ended July 31, 2006 versus $33.5 million as of January 31, 2006.
(5) Financing Transactions
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of August 1, 2007 bearing interest at 0.25% under the prime rate. Letters of credit totaling $1.4 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. There were no borrowings outstanding under the credit line as of July 31, 2006, January 31, 2006 or July 31, 2005.
(6) Short-term Investments
At July 31, 2006, the company has invested $2.0 million in certificates of deposit with rates ranging from 4.80% to 4.85%. The certificates of deposit have varying maturity dates, all of which are less than twelve months. At July 31, 2005, $2.5 million was invested in certificates of deposits with rates ranging from 2.3% to 3.4%.
(7) Dividends
The company announced on August 24, 2006, that its board of directors approved a quarterly cash dividend of 9 cents per share, payable October 13, 2006 to shareholders of record on September 25, 2006.

(8) Comprehensive Income
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
(in thousands)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Net income	$5,127	$4,774	$12,629	$11,931
Foreign currency translation adjustments	(2)	16	20	(13)

Total comprehensive income	$5,125	$4,790	$12,649	$11,918

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs for the three and six months ended July 31, 2006 and 2005 are summarized as follows:
(in thousands)

	For the Three Months		For the Six Months
	Ended		Ended
	July 31, 2006	July 31, 2005	July 31, 2006	July 31, 2005
Balance, beginning of period	$838	$465	$569	$452
Accrual for warranties	303	136	808	316
Settlements made (in cash or in kind)	(743)	(157)	(979)	(324)

Balance, end of period	$398	$444	$398	$444

(10) Share-Based Compensation
In fiscal 2003, the company began recording compensation expense related to its share-based compensation plans using the fair value method permitted by SFAS No. 123, Accounting for Stock-Based Compensation. On February 1, 2006, the company adopted SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) requires that the cash retained as a result of the tax deductibility of employee share-based awards be presented as a component of cash flows from financing activities in the consolidated statement of cash flows. In prior periods, the company reported these amounts as a component of cash flows from operating activities. The adoption of SFAS No. 123(R) has not had a significant effect on consolidated results of operations, financial position, or the statement of cash flows.
At July 31, 2006, the company had two share-based compensation plans, which are described below. Total compensation cost charged against income for the plans for the quarters ended July 31, 2006 and 2005 were $242,000 and $61,000, respectively and for the six month periods were $331,000 and $122,000 respectively. Compensation cost capitalized as part of inventory at July 31, 2006, January 31, 2006 and July 31, 2005 was $29,000, $63,000 and $19,000, respectively.
2000 Stock Option and Compensation Plan
The company’s 2000 Stock Option and Compensation Plan, which is administered by the Personnel and Compensation Committee of the Board of Directors, allows for either incentive or non-qualified options with terms not to exceed ten years. Options are granted with exercise prices not less than market value at the date of grant. The stock options vest over a four-year period and expire after five years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The company utilizes historical data to estimate option exercise and employee termination within the valuation model.

Information regarding outstanding stock options for the six months ended July 31, 2006 is as follows:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value (in 000’s)	(years)
Outstanding at January 31, 2006	519,414	$14.05
Granted	—	—
Exercised	(69,632)	6.19
Forfeited or expired	(6,025)	18.51

Outstanding at July 31, 2006	443,757	$15.22	$6,569	2.28

Exercisable at July 31, 2006	218,495	$9.51	$4,434	1.49
The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $2.0 million and $1.9 million during the six months ended July 31, 2006 and 2005, respectively. As of July 31, 2006, the total compensation cost for nonvested awards not yet recognized in the company’s statements of income was $828,000, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period 2.72 years.
Deferred Stock Compensation Plan for Directors
On May 23, 2006, the company’s stockholders approved the Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. Under the plan, a stock unit is the right to receive one share of the company’s common stock as deferred compensation, to be distributed from an account established in the name of the non-employee director by the company. Stock units have the same value as a share of common stock but cannot be sold. Stock units are a component of the company’s equity. The plan reserves 50,000 common shares for the conversion of stock units into common stock after directors retire from the Board. The plan is administered by the Governance Committee of the Board of Directors.
Stock units granted under this plan vest immediately and are expensed at the date of grant. Stock units are also accumulated if a director elects to defer the annual retainer paid for board service and when dividends are paid on the company’s common shares. The intrinsic value of a stock unit is the fair value of the underlying shares.
Information regarding outstanding stock units for the six months ended July 31, 2006 is as follows:

		Weighted	Aggregate
	Number	average	intrinsic
	of units	price	value (in 000’s)
Outstanding at January 31, 2006	—	$—	$—

Granted	3,743	32.06	120
Deferred retainers	1,040	32.06	33
Dividends	16	26.75	—
Converted into common shares	—	—	—

Outstanding at July 31, 2006	4,799	$29.81	$143

(11) European Sales Office
In February 2006, the company’s wholly owned Swiss subsidiary, Raven Industries GmbH, was formed. The operation is a component of the Flow Controls segment and its purpose is to serve as a sales/service office for the company’s European market. The results of operations for the subsidiary have been included in the consolidated financial statements since formation.
(12) Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the company’s 2008 fiscal year. The company is currently evaluating the impact, if any, that FIN 48 will have on its financial condition or results of operations.
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
EXECUTIVE SUMMARY
Earnings for the three months ended July 31, 2006 grew 7.4% to $5.1 million as compared to earnings of $4.8 million for the three months ended July 31, 2005. Second quarter diluted earnings per share increased two cents per share from 26 cents to 28 cents. For the first half, net income rose to $12.6 million, a 5.9% increase over one year earlier, while earnings per diluted share reached 69 cents, a 4 cent increase over last year’s first six months. Net income as a percent of sales reached 11.6% for the six-month period, down from last year’s comparable period’s 12.4% due to a lack of profits on Aerostar sales and a decrease in Flow Controls profit as a percent of sales. Operating segment results were similar for the two reporting periods; Engineered Films drove the sales and profit growth, recognizing higher profits on increased sales levels.
Net Sales
Consolidated sales for the current quarter of $50.4 million were $5.1 million, or 11.2%, higher than last year’s second quarter, with increased Engineered Films revenues accounting for the growth. Engineered Films sales rose to $22.5 million for the second quarter, reflecting a $5.1 million, or 29.1%, increase as compared to the quarter ended July 31, 2005. The Engineered Films segment reported strong second quarter sales growth of its pit lining and construction products. For the quarter, Flow Controls seasonally low sales decreased slightly as compared to last year’s second quarter, falling $207,000, or 2.4%, largely due to a weaker North American agricultural economy. Second quarter Electronic Systems revenues improved by 8%, or $1.2 million from one year earlier, reaching $16.5 million on increased demand from one of the segment’s larger customers. Aerostar quarterly sales of $2.9 million fell short of last year’s second quarter by $1.0 million due to lower high-altitude research balloon and parachute product deliveries.
For the six months ended July 31, 2006, consolidated sales climbed to $108.8 million, a $12.8 million, or 13.4%, increase from the prior year’s revenue level of $96.0 million. Engineered Films sales of $45.1 million accounted for the majority of the sales growth, improving by 34.5%, or $11.6 million, due to increased pit lining, disaster, and construction film product demand. Flow Controls first half sales were relatively flat at $24.8 million vs. $24.7 million reported one year ago, while Electronic Systems revenue level improved by $3.0 million, or 10.5%, reaching $31.6 million for the six-month period. Year-to-date sales reported by Aerostar of $7.3 million fell short of the prior year’s first half, decreasing $1.8 million, or 19.7%.
Operating Income
Consolidated operating income increased $573,000 to $7.9 million for the quarter ended July 31, 2006 as compared to the quarter ended July 31, 2005, with consolidated gross profit as a percentage of sales staying relatively flat at 24.2% vs. 24.0% reported one year earlier. Engineered Films reported another strong profit performance for the quarter, which was tempered by decreases in operating income in the Flow Controls and Aerostar segments. Engineered Films operating income climbed to $6.4 million, up $2.2 million, or 52.4%, from one year earlier. Flow Controls experienced a second quarter operating income decline of 44.9%, or $644,000 as compared to last year’s second quarter, reporting operating income of $790,000 on a slightly lower sales level. International sales and marketing investments and higher product warranty costs contributed to the decrease in Flow Controls second quarter profits as compared to one year ago. Despite a higher second-quarter sales level, Electronic Systems second quarter operating income of $2.9 million was flat as compared to one year earlier due to an unfavorable shift in product mix. The continued negative effect on profits of lower high-altitude research balloon and parachute product shipments is reflected in Aerostar’s second quarter operating income shortfall from last year’s comparable period. The segment sustained a $306,000 operating loss for the quarter as compared to $420,000 of income reported one year earlier.
Operating income for the first half of the year reached $19.3 million, an increase of 5.0%, or $914,000, over the first six months of last year. For the current year’s first half, gross profit as a percentage of sales declined from 27.1% reported for the six months ended July 31, 2005 to 25.8%, reflecting lower gross profits realized on Flow Controls sales for the six month period and the lack of profits on Aerostar sales in the second quarter. As with the second quarter, Engineered Films drove the year-to-date profit increase, improving operating income on a year-to-date basis by $4.0 million, or 47.9%, as compared to the previous year’s first six months. The operating income decline of $1.4 million experienced in each of the Flow Controls and Aerostar segments (for a combined decrease of $2.8 million) partially offset the strong Engineered Films performance, while relatively flat operating income of $4.9 million was reported for Electronic Systems.
Second quarter administrative expenses of $1.9 million increased 18.6% from the $1.6 million for the quarter ended July 31, 2005. On a year-to-date basis, administrative expense of $3.7 million increased $213,000, or 6.1%, from one year earlier. The administrative expense increases for both reporting periods were due primarily to the timing and amount of compensation, including the adoption of the Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. approved by the shareholders in May 2006.
Interest and Other
Consolidated other income of $65,000 for the quarter ended July 31, 2006 compared unfavorably to $92,000 reported for the prior year’s second quarter due to foreign currency transaction losses, which were partially offset by higher interest income. For the six-month period, consolidated other income of $203,000 was $149,000 higher than one year ago, reflecting higher interest income due to increased interest rates on higher cash balances and less interest expense. Current year-to-date interest income of $209,000 compared favorably to $97,000 earned in last year’s comparable period. Interest expense decreased by $33,000 due to no short-term borrowings in the current year. Last year’s six-month period included short-term interest expense on $4.5 million of seasonal short-term borrowings.
Income Tax
Income tax expense increased from $2.6 million for the quarter ended July 31, 2005 to $2.8 million for the current quarter and for the first half of the year increased from last year’s $6.6 million to $6.9 million. The increases reported for the quarter and six-month period reflect higher taxable income as earnings have risen, while the effective tax rate has stayed relatively unchanged.
Outlook
The company anticipates sales and earnings growth for the third quarter ending October 31, 2006 compared to last year’s third quarter. Engineered Films sales are expected to continue to grow but at a lower rate than realized in the first half of the year. Third quarter deliveries of $5.4 million on the segment’s $5.75 million disaster film order received late in the second quarter are expected to account for most of the increase in quarterly revenue levels over the prior year’s comparable period. Last year’s third quarter sales contained $3.2 million of disaster film sales. In addition, the Engineered Films segment is no longer expecting to benefit from year-over-year increases in selling prices, which increased first half sales by 10-13 percentage points. The company expects third quarter sales in the Flow Controls segment to improve over last year’s third quarter, although the agricultural economy will play a role in the ability of the segment to increase sales volume during the short-term period. An improving agricultural economy, as well as new product introductions, is expected to aid in top line sales growth for Flow Controls. The Electronic Systems segment is expecting double-digit revenue growth for the upcoming quarter due to increased demand on existing contracts. Aerostar sales are expected to continue to be lower in the upcoming quarter as compared to one year earlier due to lower parachute product sales. During the current year’s first quarter, Aerostar was awarded a $5.8 million military personnel parachute contract. An additional award of $850,000 received in the second quarter brings the total amount of the contract to $6.6 million. Deliveries will begin late in the current fiscal year, with the majority of the shipments scheduled to occur next year.
RESULTS OF OPERATIONS
Engineered Films
Second quarter sales of $22.5 million were $5.1 million, or 29.1%, higher than the three months ended July 31, 2005. Sales of pit liners for the oil and gas industries accounted for the majority of the growth, as drilling activity remains strong due to higher energy prices. Construction film products reported a revenue increase due to market-share growth. For the six months ended July 31, 2006, sales grew 34.5%, or $11.6 million from last year’s first half, reaching $45.1 million. As with the second quarter, revenue growth was strong for pit lining films and construction products. Disaster films sales of $4.3 million in the first half of the current year reflect a $2.4 million increase from the prior year’s first six months. A portion of the higher Engineered Films segment sales level is due to selling price increases. The amount of sales for the six-month period that has been attributed to higher product pricing (and not due to an increase in volume) has been estimated to be 10 to 13% of total year-to-date reported sales.
For the quarter, operating income of $6.4 million increased 52.4%, or $2.2 million, as compared to the three months ended July 31, 2005. The second quarter Engineered Films profit growth was due to increased sales, capacity utilization, and favorable raw material purchases, which are reflected in the segment’s improved gross profit as a percentage of sales for the current quarter of 32.1% vs. 28.1% for the prior year’s second quarter. Second quarter selling expenses of $848,000 exceeded the prior year’s second quarter by $136,000, or 19.1%, due to higher personnel costs incurred to support the segment’s increased sales level. For the six-month period, operating income increased $4.0 million, or 47.9%, over last year’s first half results to reach $12.3 million. Gross profit as a percent of sales was 30.9% for the current year’s first half and compared favorably to 29.1% recorded for the six-month period ended July 31, 2005. For the six months ended July 31, 2006, selling expenses rose to $1.7 million, a $207,000, or 14.3%, increase over last year’s first half and as with the quarter, were mainly due to higher personnel costs. Current year-to-date selling expenses were 3.7% of net sales vs. 4.3% of net sales for last year’s comparable period.
Flow Controls
Sales of $8.4 million for the quarter ended July 31, 2006 were $207,000, or 2.4%, behind last year’s second quarter sales of $8.6 million, reflecting the segment’s seasonally low sales levels for both periods and for the current quarter, a relatively weaker agricultural economy as compared to one year ago. For the six months ended July 31, 2006, sales were $24.8 million, slightly ahead of $24.7 million reported one year earlier. Sales growth in the first half of the current year due to increased sales of the segment’s boom height-control system (Autoboom TM) and new precision products, including the segment’s new guidance product, Envisio, were tempered by a decline in shipments of standard sprayer control systems. Standard sprayer control systems sales have decreased due to the prior year’s high level of product deliveries that resulted from concern over a potential asian rust infestation in North America. Revenue growth has also been hampered in the first six months of the current year by the weaker agricultural economy.
Operating income of $790,000 for the current quarter was below results of one year earlier, decreasing $644,000, or 44.9%, and reflects the continued international sales and marketing investments and higher product warranty costs. Flow Controls gross profit rate of 22.3% compared unfavorably to the prior year’s second quarter rate of 25.7%. Selling expenses reached $1.1 million for the quarter, an increase of $354,000, or 45.4%, due to the segment’s international sales efforts in Canada and Europe. Operating income of $5.9 million for the first six months fell short of prior year results by $1.4 million, or 18.7%. As a percentage of sales, gross profit margins declined to 33.6% from the 36.7% reported for the prior year’s comparable period. For the first six months, selling expenses were $2.4 million, a 39.2%, or $687,000, increase over last year’s first half, which reflects the segment’s international marketing strategies. Year-to-date selling expenses as a percent of sales were 9.9% vs. 7.1% for last year’s comparable period. The higher selling expense level contributed to the decrease in operating income for the six months ended July 31, 2006, while increased product warranty costs reduced both operating income and gross profit rates for the current year’s six-month period.
Electronic Systems
Second quarter sales for Electronic Systems were up $1.2 million, reaching $16.5 million. Increased deliveries to an existing customer accounted for the revenue growth in the second quarter. Sales for the six months ended July 31, 2006 were $31.6 million, an improvement of $3.0 million, or 10.5%, over last year’s first half. As with the quarter, year-to-date revenue growth was attributed to increased demand from long-term customers.
For the quarter ended July 31, 2006, operating income of $2.9 million was flat as compared to the prior year’s second quarter, despite the 8.0% increase in sales. The flat profit performance was a result of a less favorable product mix as compared to one year ago, which is reflected in the segment’s lower gross profit rate of 19.2% as compared to 20.4% for the quarter ended July 31, 2005. Selling expenses were $263,000 for the just ended quarter, an increase of $46,000 from last year’s second quarter due to higher personnel costs to support the increased sales level. Operating income of $4.9 million for the first six months was down slightly from the $5.0 million reported for the six months ended July 31, 2005. As a percentage of sales, gross profit fell from 18.9% for the first six months of last year to 17.2%. Like the quarter, an unfavorable shift in product mix accounted for the lack of profit growth on an increased sales level. For the six-month period, selling expenses of $541,000, represented a $121,000, or 28.8%, increase over the prior year due to higher personnel costs. Current year-to-date selling expenses as a percent of sales were 1.7% vs. 1.5% for last year’s comparable period.

Aerostar
Second quarter sales of $2.9 million fell short from last year’s second quarter by $1.0 million, or 25.9%, and on a year-date basis fell behind last year’s sales level by $1.8 million, or 19.7%. The revenue declines for the current year’s second quarter and first six months were due to fewer high-altitude research balloon shipments, which have been affected by the timing of orders, and lower parachute product sales. Last year, shipments were still being made on the segment’s cargo parachute and parachute-system retrofit contracts. The cargo parachute contract was completed in October 2005 and the parachute-system retrofit contract was essentially completed at the end of last year.
For the current quarter, Aerostar incurred an operating loss of $306,000, which compared to $420,000 of operating income realized for last year’s second quarter. Gross profit as a percentage of sales for the second quarter fell from a positive 16.4% last year to a negative 3.4% this year as fixed expenses and contract start-up costs offset the marginal profit on sales. An operating loss of $78,000 was reported for the first half of the current year and compares to operating income of $1.4 million for last year’s comparable period. The lack of sales has negatively impacted profits for the second quarter and six-month period. As a percentage of sales, year-to-date gross profit decreased from 19.9% one year ago to 4.9%.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $14.7 million of positive cash flows in the six months ended July 31, 2006, an increase of $4.2 million from the same period of fiscal 2006 when cash flows from operating activities totaled $10.5 million. The improvement in current year operating cash flows was due to higher earnings, accounts receivable collections, and relatively lower accounts payable payments. The timing of vendor payments reduced operating cash flow a year ago.
Total cash, cash equivalents, and short-term investments were $11.3 million as of July 31, 2006, relatively unchanged from the January 31, 2006 cash position of $11.4 million and were $1.6 million higher than the July 31, 2005 cash position of $9.7 million.
Inventory balances reached $29.9 million as of July 31, 2006. This represents a $2.1 million increase over the January 31, 2006 year-end balance of $27.8 million and a $4.8 million increase over one year earlier. Higher inventory levels are due to revenue growth and some pre-buying of raw materials to fulfill future sales orders in the upcoming months.
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
Investing and Financing Activities
Cash used in investing activities totaled $10.1 million, increasing $3.3 million for the six months ended July 31, 2006 as compared to cash used of $6.8 million for the six months ended July 31, 2005. Capital expenditures totaled $9.9 million for the current six-month period, up $5.3 million from the $4.6 million of cash used in the first six months of last year, reflecting investment in the Engineered Films segment for additional manufacturing capacity and facilities. Last year’s first half investing activities included the $2.7 million Montgomery Industries, Inc. acquisition.
Financing activities used $4.7 million in cash for the six months ended July 31, 2006 as compared to $3.1 million used in last year’s comparable period. Dividend payments totaled $3.3 million for the six-month period of the current year and treasury stock purchases totaled $1.7 million as compared to $2.5 million of dividends paid in the first six months of last year and $689,000 of treasury stock purchases. Last year’s first half financing activities included $4.5 million of seasonal short-term borrowings and repayments on the company’s line of credit facility. There were no short-term borrowings in the current year’s first half.
Commitments and Contingencies
There have been no material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2006.

Recent Accounting Developments
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the company’s 2008 fiscal year. The company is currently evaluating the impact, if any, that FIN 48 will have on its financial condition or results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company’s debt consists of a capital lease, which has a fixed interest rate. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company does not enter into derivatives or other financial instruments for trading or speculative purposes.
A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of earnings. During the quarter ended July 31, 2006, there were no significant foreign currency fluctuations that materially impacted the consolidated results of operations or financial condition.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of July 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
Repurchases of the company’s common stock during the second quarter of fiscal 2007 were as follows:

				Approximate
			Total # shares	dollar value of
			Purchased as part of	shares that may
	Total	Average	Publicly Announced	yet be purchased
Period	Number	price	Plan	under the Plan
May 2006	26,700	$31.71	26,700	$904,780
June 2006	24,000	$29.47	24,000	$197,470
July 2006	6,500	$29.61	6,500	$5,015

Total Second Quarter	57,200	$30.53	57,200

Under resolutions from the Board of Directors dated May 23, 2006 and August 24, 2006, the company was authorized to repurchase up to $1.0 million and $2.0 million, respectively, of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
Item 3. Defaults upon Senior Securities: None
Item 4. Submission of Matters to a Vote of Security Holders:
Management Proposals

	Votes Cast			Broker
	For	Against	Abstain	Non-votes
Deferred Stock Compensation Plan for Directors	12,749,117	281,225	325,864	3,012,149
Election of Directors
The company’s annual meeting of stockholders was held May 23, 2006. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	16,284,298	84,057
David A. Christensen	11,872,766	4,495,589
Thomas S. Everist	16,205,360	162,995
Mark E. Griffin	16,298,224	70,131
Conrad J. Hoigaard	16,294,686	73,669
Cynthia H. Milligan	16,287,935	80,420
Ronald M. Moquist	16,328,662	39,693

Item 5. Other Information: None
Item 6. Exhibits Filed:
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 1, 2006