Form 10-Q
period 2006-10-31
RAVEN INDUSTRIES INC
filed 2006-12-01
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Large accelerated filer ☐                    Accelerated filer ☑                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 27, 2006 there were 18,066,142 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands except share data)	Oct 31, 2006	Jan 31, 2006	Oct 31, 2005
ASSETS
Cash and cash equivalents	$8,555	$9,409	$9,715
Short-term investments	2,000	2,000	2,500
Accounts receivable, net of allowance for doubtful accounts of $258, $257 and $272, respectively	27,275	29,290	29,435
Inventories:
Materials	21,254	20,663	19,167
In process	3,219	3,652	3,671
Finished goods	3,605	3,504	2,620

Total inventories	28,078	27,819	25,458
Deferred income taxes	1,777	1,746	1,565
Prepaid expenses and other current assets	1,640	1,081	1,644

Total current assets	69,325	71,345	70,317

Property, plant and equipment	73,177	61,002	56,904
Accumulated depreciation	(37,843)	(35,400)	(34,792)

Property, plant and equipment, net	35,334	25,602	22,112
Goodwill	6,571	6,401	6,367
Amortizable intangible assets, net	2,060	2,345	2,446
Investment in unconsolidated affiliate	—	—	646
Other assets, net	703	464	287

Total assets	$113,993	$106,157	$102,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current portion of long-term debt	$—	$7	$11
Accounts payable	4,800	8,179	8,623
Accrued 401(k) contribution	899	1,049	874
Income taxes payable	665	808	1,304
Customer advances	487	717	816
Accrued liabilities	8,182	9,290	8,641

Total current liabilities	15,033	20,050	20,269

Long-term debt, less current portion	—	9	12
Other liabilities, primarily compensation and benefits	2,046	1,709	1,461

Total liabilities	17,079	21,768	21,742

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,287,349; 32,193,555; 32,161,526, respectively	32,287	32,194	32,162
Paid in capital	2,119	1,401	1,030
Retained earnings	108,883	94,170	89,973
Accumulated other comprehensive income	22	13	6

	143,311	127,778	123,171
Less treasury stock, at cost, 14,223,386; 14,121,186; and 14,099,186 shares, respectively	46,397	43,389	42,738

Total shareholders’ equity	96,914	84,389	80,433

Total liabilities and shareholders’ equity	$113,993	$106,157	$102,175

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
(in thousands except per share data)	Oct 31, 2006	Oct 31, 2005	Oct 31, 2006	Oct 31, 2005
Net sales	$57,435	$54,135	$166,281	$150,143

Cost of sales	42,955	39,922	123,727	109,887

Gross profit	14,480	14,213	42,554	40,256

Selling, general and administrative expenses	3,940	3,645	12,665	11,253

Operating income	10,540	10,568	29,889	29,003

Other income, net	(173)	(67)	(376)	(121)

Income before income taxes	10,713	10,635	30,265	29,124

Income taxes	3,745	3,766	10,668	10,324

Net income	$6,968	$6,869	$19,597	$18,800

Net income per common share:
Basic	$0.39	$0.38	$1.08	$1.04
Diluted	$0.38	$0.37	$1.07	$1.03

Cash dividends paid per common share	$0.09	$0.07	$0.27	$0.21
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
(in thousands)	Oct 31, 2006	Oct 31, 2005
Cash flows from operating activities:
Net income	$19,597	$18,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,935	3,284
Amortization of intangible assets	329	350
Loss on disposition of business	—	40
Deferred income taxes	(246)	(455)
Stock compensation expense	433	183
Change in operating assets and liabilities, net of effects from acquisition of business:
Accounts receivable	2,066	(3,912)
Inventories	(250)	(1,998)
Prepaid expenses and other current assets	(546)	(570)
Operating liabilities	(4,209)	(124)
Other operating activities, net	(32)	94

Net cash provided by operating activities	21,077	15,692

Cash flows from investing activities:
Capital expenditures	(14,223)	(5,409)
Acquisition of business	—	(2,803)
Purchase of short-term investments	(3,000)	(2,500)
Sale of short-term investments	3,000	3,000
Other investing activities, net	(183)	6

Net cash used in investing activities	(14,406)	(7,706)

Cash flows from financing activities:
Proceeds from borrowing under line of credit	—	4,500
Repayment of borrowing under line of credit	—	(4,500)
Long-term debt principal payments	(16)	(55)
Dividends paid	(4,884)	(3,791)
Purchases of treasury stock	(3,007)	(1,038)
Excess tax benefit on stock option exercises	351	—
Other financing activities, net	27	—

Net cash used in financing activities	(7,529)	(4,884)

Effect of exchange rate changes on cash	4	(6)

Net (decrease) increase in cash and cash equivalents	(854)	3,096
Cash and cash equivalents at beginning of period	9,409	6,619

Cash and cash equivalents at end of period	$8,555	$9,715

Supplemental cash flow information
Cash paid for:
Income taxes	$10,707	$9,288
Interest	$2	$35
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007. The January 31, 2006 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2006.
(2) Earnings Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds, and stock units outstanding. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been antidilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and nine month periods ended October 31, 2006, 74,833 and 75,833 shares were excluded, respectively. For the nine-month period ended October 31, 2005, 86,044 shares were excluded. There were no antidilutive shares for the three-month period ended October 31, 2005. Details of the earnings per share computation are presented in the following table:

	For the Three		For the Nine
	Months Ended		Months Ended
	Oct 31, 2006	Oct 31, 2005	Oct 31, 2006	Oct 31, 2005
Numerator:
Net income (in thousands)	$6,968	$6,869	$19,597	$18,800

Denominator:
Weighted average common shares outstanding	18,070,242	18,058,995	18,092,866	18,050,133
Weighted average stock units outstanding	4,803	—	3,197	—

Denominator for basic calculation	18,075,045	18,058,995	18,096,063	18,050,133

Weighted average effect of dilutive securities:
Weighted average common shares outstanding	18,070,242	18,058,995	18,092,866	18,050,133
Weighted average stock units outstanding	4,803	—	3,197	—
Dilutive impact of stock options	172,337	267,061	202,059	261,836

Denominator for diluted calculation	18,247,382	18,326,056	18,298,122	18,311,969

Net income per share — basic	$0.39	$0.38	$1.08	$1.04
Net income per share — diluted	$0.38	$0.37	$1.07	$1.03

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

	For the Three		For the Nine
	Months Ended		Months Ended
(in thousands)	Oct 31, 2006	Oct 31, 2005	Oct 31, 2006	Oct 31, 2005
Net Sales
Engineered Films	$26,230	$23,197	$71,339	$56,734
Flow Controls	10,335	12,544	35,099	37,259
Electronic Systems	17,641	13,692	49,276	42,313
Aerostar	3,229	4,702	10,567	13,837

Total	$57,435	$54,135	$166,281	$150,143

Operating Income (Loss)
Engineered Films	$6,851	$5,632	$19,128	$13,935
Flow Controls	2,117	3,631	8,053	10,934
Electronic Systems	3,012	1,921	7,920	6,914
Aerostar	147	805	69	2,162

Total Reportable Segment Income	12,127	11,989	35,170	33,945
Administrative and general expenses	(1,587)	(1,421)	(5,281)	(4,902)
Sold business	—	—	—	(40)

Total	$10,540	$10,568	$29,889	$29,003

The company has made significant investments in its Engineered Films segment during the current fiscal year. The Engineered Films segment employed $42.9 million of assets, including $5.4 million of construction-in-process, as of the quarter ended October 31, 2006. As of January 31, 2006, $33.5 million of assets were employed, of which $2.9 million was construction-in-process.
(4) Financing Transactions
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of August 1, 2007 bearing interest at 0.25% under the prime rate. Letters of credit totaling $1.4 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. There were no borrowings outstanding under the credit line as of October 31, 2006, January 31, 2006 or October 31, 2005.
(5) Short-term Investments
At October 31, 2006, the company has invested $2.0 million in certificates of deposit and US Treasury Bills with rates ranging from 4.80% to 5.00%. The investments have varying maturity dates, all of which are less than twelve months. At October 31, 2005, $2.5 million was invested in certificates of deposits and US Treasury Bills with rates ranging from 3.25% to 3.72%.
(6) Dividends
The company announced on November 20, 2006, that its board of directors approved a quarterly cash dividend of 9 cents per share, payable January 12, 2007 to shareholders of record on December 22, 2006.
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

	For the Three		For the Nine
	Months Ended		Months Ended
(in thousands)	Oct 31, 2006	Oct 31, 2005	Oct 31, 2006	Oct 31, 2005
Net income	$6,968	$6,869	$19,597	$18,800
Foreign currency translation adjustments	2	19	9	6

Total comprehensive income	$6,970	$6,888	$19,606	$18,806

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs for the three and nine months ended October 31, 2006 and 2005 are summarized as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
(in thousands)	Oct 31, 2006	Oct 31, 2005	Oct 31, 2006	Oct 31, 2005
Balance, beginning of period	$398	$444	$569	$452
Accrual for warranties	200	303	1,008	618
Settlements made (in cash or in kind)	(216)	(267)	(1,195)	(590)

Balance, end of period	$382	$480	$382	$480

(9) Share-Based Compensation
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
At October 31, 2006, the company had two share-based compensation plans, which are described below. Total compensation cost charged against income for the plans for the quarters ended October 31, 2006 and 2005 were $102,000 and $61,000, respectively and for the nine month periods were $433,000 and $183,000 respectively. Compensation cost capitalized as part of inventory at October 31, 2006, January 31, 2006 and October 31, 2005 was $31,000, $63,000 and $19,000, respectively.
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
Information regarding outstanding stock options for the nine months ended October 31, 2006 is as follows:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value (in 000’s)	(years)
Outstanding at January 31, 2006	519,414	$14.05
Granted	—	—
Exercised	(111,439)	5.61
Forfeited or expired	(8,725)	19.85

Outstanding at October 31, 2006	399,250	$16.28	$6,314	2.23

Exercisable at October 31, 2006	176,788	$10.65	$3,790	1.52

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $3.1 million and $2.5 million during the nine months ended October 31, 2006 and 2005, respectively. As of October 31, 2006, the total compensation cost for nonvested awards not yet recognized in the company’s statements of income was $713,000, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period 2.51 years.
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
Information regarding outstanding stock units for the nine months ended October 31, 2006 is as follows:

		Weighted	Aggregate
	Number	average	intrinsic
	of units	price	value (in 000’s)
Outstanding at January 31, 2006	—	$—	$—

Granted	3,743	32.06	120
Deferred retainers	1,040	32.06	33
Dividends	29	29.06	1
Converted into common shares	—	—	—

Outstanding at October 31, 2006	4,812	$32.09	$154

(10) European Sales Office
In February 2006, the company’s wholly owned Swiss subsidiary, Raven Industries GmbH, was formed. The operation is a component of the Flow Controls segment and its purpose is to serve as a sales/service office for the company’s European market. The results of operations for the subsidiary have been included in the consolidated financial statements since formation.
(11) Recent Accounting Pronouncements
On September 29, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“FAS 158”). The statement is effective as of the ending of the company’s current fiscal year. FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and post retirement benefit plans on their balance sheets. The statement has no impact on recognition of postretirement benefit costs. Based on the January 31, 2006, funded status of the company’s postretirement benefit plan, the estimate of the effect of SFAS 158 at that time would have been to increase total assets approximately $1 million, increase total liabilities approximately $3 million and decrease shareholders’ equity approximately $2 million. The actual financial statement effects will depend on the status of the company’s plan at January 31, 2007, which will be determined based on several factors, including January 31, 2007 discount rates.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective as of the beginning of the company’s 2008 fiscal year. The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated results of operations, financial condition or cash flows.

In October 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated results of operations, financial condition or cash flows.
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
EXECUTIVE SUMMARY
Earnings for the three months ended October 31, 2006 were relatively flat at $7.0 million as compared to earnings of $6.9 million for the three months ended October 31, 2005. Third quarter diluted earnings per share increased one cent per share from 37 cents to 38 cents. Engineered Films and Electronic Systems reported strong operating results for the third quarter, while Flow Controls and Aerostar fell short of their prior year’s third quarter net sales and operating income levels. For the first nine months, net income rose to $19.6 million, a 4.2% increase over one year earlier, while earnings per diluted share reached $1.07, a four cent increase over last year’s first nine months. The increase in year-to-date earnings as compared to one year earlier has been primarily driven by Engineered Films, which reported an operating income increase of $5.2 million, or 37.3%. An increase in Electronic Systems operating income for the nine-month period, together with the Engineered Films increase, was partially offset by lower year-to-date operating income levels for Flow Controls and Aerostar. Net income as a percent of sales was 11.8% for the nine-month period, down from last year’s comparable period’s 12.5% due to a lack of profits on Aerostar sales and a decrease in Flow Controls profit as a percent of sales.
Net Sales
Consolidated sales for the current quarter of $57.4 million were $3.3 million, or 6.1%, higher than last year’s third quarter, with Engineered Films and Electronic Systems driving the revenue growth. Engineered Films third quarter sales rose to $26.2 million, increasing 13.1% ($3.0 million) over the quarter ended October 31, 2005 due to increased disaster film and pit lining sales. Flow Controls third quarter sales fell 17.6%, from $12.5 million reported for last year’s third quarter to $10.3 million for the current quarter. The effect of a weaker agricultural market on the segment’s ability to increase the sales level and last year’s high customer demand for standard sprayer control systems have negatively impacted quarter-to-quarter sales comparisons. Electronic Systems sales climbed to $17.6 million for the third quarter, reflecting a $3.9 million, or 28.8%, increase as compared to the quarter ended October 31, 2005 due to increased demand from existing customers. Aerostar third quarter sales of $3.2 million were behind last year’s third quarter by $1.5 million due primarily to lower parachute product deliveries. There were no parachute product shipments made in the current year’s third quarter as deliveries on the current parachute order will not begin until late in the fourth quarter, with the majority of the shipments taking place during the first nine months of next fiscal year.
For the nine months ended October 31, 2006, consolidated sales reached $166.3 million, a $16.1 million, or 10.7%, increase from the prior year’s revenue level of $150.1 million. As with the quarter, Engineered Films and Electronic Systems reported double-digit sales growth for the nine-month period, while Flow Controls and Aerostar revenue levels fell short from one year earlier. Engineered Films sales of $71.3 million accounted for the majority of the sales growth, improving by 25.7%, or $14.6 million, due to increased pit lining, disaster, and construction film deliveries. Flow Controls year-to-date sales of $35.1 million were down $2.2 million, or 5.8%, as compared to last year’s first nine months. Lower customer demand for standard sprayer control systems and the effect of the agricultural market on customer buying decisions have negatively impacted sales for the current fiscal year. Electronic Systems sales of $49.3 million for the nine months ended October 31, 2006 improved $7.0 million, or 16.5%, over last year’s comparable period mainly due to higher avionics shipments. Year-to-date Aerostar sales of $10.6 million decreased $3.3 million when compared to the nine-months ended October 31, 2005. Lower research balloon sales activity and a decrease in parachute product deliveries accounted for the majority of the revenue decline.
Operating Income
Third quarter consolidated operating income of $10.5 million was flat as compared to the quarter ended October 31, 2005, with consolidated gross profit as a percentage of sales of 25.2% falling below last year’s 26.3%. The drop in gross profit as a percentage of sales was due to the lower sales levels in Flow Controls and Aerostar. Engineered Films and Electronic Systems reported strong profit performances for the quarter, which were tempered by decreases in operating income in the Flow Controls and Aerostar segments. As a result of increased sales, Engineered Films operating income climbed to $6.9 million, up $1.2 million, or 21.6%, from one year earlier. Flow Controls third quarter operating income of $2.1 million was behind the results of one year earlier, decreasing by $1.5 million, or 41.7%, due to lower sales volume on the segment’s relatively fixed-cost base. Electronic Systems third quarter operating income of $3.0 million was significantly higher than the prior year’s third quarter, increasing $1.1 million, or 56.8%. Favorable product mix, higher sales volume, and plant utilization were factors in the increase in Electronic Systems operating income for the quarter. Aerostar’s operating income continues to be negatively impacted by the lack of parachute product shipments, which is reflected in the segment’s decline in third quarter results as compared to a year ago. Operating income of $147,000 was $658,000, or 81.7%, less than the quarter ended October 31, 2005.
Operating income for the nine-month period reached $29.9 million, an increase of 3.1%, or $886,000, versus last year’s comparable period. Year-to-date gross profit as a percentage of sales of 25.6% declined by 1.2 percentage points from the prior year’s 26.8% due to lower Flow Controls and Aerostar gross margins realized on decreased sales. Engineered Films continue to be the main driver of the year-to-date profit increase, improving operating income by $5.2 million, or 37.3%, as compared to the previous year’s nine-month period. Electronic Systems also contributed to the year-to-date operating income growth by increasing profits $1.0 million, or 14.6%, over last year, reflecting the segment’s strong third quarter performance. Flow Controls and Aerostar both reported operating income declines for the first nine months as compared to one year earlier, deceasing $2.9 million and $2.1 million, respectively.
Third quarter administrative expenses of $1.6 million increased 11.7% from the $1.4 million for the quarter ended October 31, 2005. Included in last year’s third quarter administrative expense was a favorable insurance settlement, which decreased the overall expense level for that period. On a year-to-date basis, administrative expense of $5.3 million increased $339,000, or 6.9%, from one year earlier. As compared to the prior year’s nine-month period, the administrative expense increase for compensation, including the adoption of the Deferred Stock Compensation Plan for Directors of Raven Industries, Inc., and the impact of the insurance settlement, were partially offset by lower corporate giving.
Interest and Other
Third quarter consolidated other income of $173,000 compared favorably to $67,000 reported for the prior year’s third quarter due to higher interest income. For the nine-month period, consolidated other income of $376,000 was $255,000 higher than one year ago, reflecting higher interest income due to increased interest rates on higher cash balances and less interest expense. Interest expense decreased due to no short-term borrowings in the current year. Last year’s nine-month period included interest expense of $31,000 on $4.5 million of seasonal short-term borrowings.
Income Tax
Income tax expense for the quarter ended October 31, 2006 of $3.7 million was relatively flat as compared to $3.8 million for the quarter ended one-year earlier. For the first nine months of the year, income tax expense increased from last year’s $10.3 million to $10.7 million. The year-to-date increase reflects higher taxable income as earnings have risen, while the effective tax rate for the nine-month period has stayed relatively unchanged.
Outlook
The company expects sales and earnings for the fourth quarter ending January 31, 2007 to be relatively flat as compared to the prior year’s fourth quarter. Engineered Films revenues are expected to decline in the fourth quarter due to the lack of disaster film sales, which accounted for $6.3 million of sales in last year’s fourth quarter. Engineered Films selling prices are expected to decline due to competitive pressure resulting from lower raw material costs. Although the segment will have a significant increase in capacity at the beginning of the next fiscal year, it is expected to take some time to develop and produce the new products which will fully utilize the additional capability and capacity of the new equipment. During this time, operating results will include additional depreciation expense on the new equipment and related facilities. The company expects fourth quarter Flow Controls sales to be flat as compared to last year and does not anticipate sales growth from this segment until next fiscal year as new product introductions gain acceptance and improvement in the agricultural economy takes hold and begins to influence customer-buying decisions. The company anticipates a strong fourth quarter performance from the Electronic Systems segment as increased demand from its existing customer base is expected to continue and result in double-digit revenue growth. For the first time this fiscal year, Aerostar sales are expected to be even with the prior year’s quarter, as research balloon sales activity is forecasted to be at a higher level than one year ago. During the current fiscal year, Aerostar was awarded $6.6 million in military personnel parachute contracts. Deliveries will begin late in the current fiscal year, with little impact on the current year sales level. The majority of the shipments are scheduled to occur in the next fiscal year. Corporate expenses in the fourth quarter are expected to be lower than the $2.3 million recorded in the quarter ended January 31, 2006.
RESULTS OF OPERATIONS BY SEGMENT
Engineered Films
Third quarter sales rose to $26.2 million, a $3.0 million, or 13.1%, increase over last year’s third quarter. Included in the current quarter sales figure was $5.5 million of disaster film shipments versus $3.2 million shipped in the prior year’s third quarter. For the three-month period, pit lining sales grew from one year earlier, reflecting continued drilling activity as energy prices remained relatively high. Partially offsetting the revenue increases in disaster film and pit liners was a decrease in film sold to the manufactured housing industry. For the nine months ended October 31, 2006, sales of $71.3 million grew 25.7%, or $14.6 million, from last year’s nine-month period. The main drivers of the higher sales level were increases in the pit lining, disaster film and construction markets. Disaster film sales were up $4.8 million on a year-to-date basis, while pit lining sales have benefited from drilling activity in the oil and gas industries remaining strong throughout the year. Market-share growth has enabled the segment to increase its construction film product revenue during the year. A portion of the higher Engineered Films sales level is due to selling price increases. The amount of sales for the nine-month period that has been attributed to higher product pricing (and not due to an increase in volume) has been estimated to be in the 10% range of total year-to-date reported sales.
For the quarter, operating income of $6.9 million increased 21.6%, or $1.2 million, as compared to last year’s third quarter. Operating income was positively impacted by the segment’s higher sales level achieved in the quarter. As a result of the additional sales volume, Engineered Films showed an improvement in its gross profit as a percentage of sales for the current quarter, increasing from the prior year’s third quarter rate of 27.3% to 29.2%. Increased selling expenses countered some of the gross profit gain for the quarter, increasing $125,000, or 18.1%, over one year ago due mainly to higher personnel costs incurred to support the segment’s increased sales level and increased product development expense. As for the nine months ended October 31, 2006, operating income of $19.1 million exceeded the prior year’s comparable period by 37.3%, or $5.2 million. As with the quarter, the higher year-to-date sales level has enabled the segment to achieve a higher gross profit as a percent of sales. The nine-month gross profit rate improved two percentage points from last year’s 28.3%, reaching 30.3%. Selling expenses rose to $2.5 million, a $332,000, or 15.5%, increase over last year’s first nine months primarily due to higher personnel costs.
Flow Controls
Sales of $10.3 million for the current quarter were 17.6% lower than sales for the quarter ended one year earlier and for the nine-month period fell short of last year by $2.2 million, or 5.8%. The segment reported a decline in standard sprayer controls sales for both periods. Standard sprayer control system sales have decreased due to the prior year’s high level of product deliveries. Revenue growth has been hampered in the current fiscal year by the weaker agricultural economy, which has caused some customers to delay buying decisions.
Operating income of $2.1 million for the current quarter was below results of one year earlier, decreasing $1.5 million, or 41.7%. The sales level decrease experienced for the quarter, together with relatively fixed overhead costs, resulted in the operating income shortfall and are reflected in the gross profit rate decline. Flow Controls gross profit rate of 30.6% compared unfavorably to the prior year’s third quarter rate of 37.5%. Third quarter selling expenses of $1.0 million were down slightly from the prior year’s third quarter amount of $1.1 million as cost controls in the segment’s domestic operation have been substantially offset by international selling efforts in Canada and Europe. For the nine-month period, operating income of $8.1 million fell behind prior year results by $2.9 million, or 26.3%. As a percentage of sales, gross profit margins declined to 32.7% versus 36.9% reported for the prior year’s comparable period. Lower sales volume on fixed costs, increased product warranty expense, and higher selling expenses have negatively impacted operating income for the current fiscal year. Year-to-date selling expenses reached $3.5 million, an increase of $659,000, or 23.3%, as the segment has focused much of its selling efforts this year on international markets.

Electronic Systems
Segment sales of $17.6 million for the current quarter ended were $3.9 million ahead of the prior year’s third quarter, an improvement of 28.8%. Increased deliveries to existing customers accounted for the revenue growth in the third quarter. For the nine months ended October 31, 2006, sales were $49.3 million, $7.0 million higher than the revenue posted for the same period last year. As with the quarter, year-to-date revenue growth was attributed to increased demand from long-term customers.
Electronic Systems reported an operating income increase of $1.1 million, or 56.8%, over last year’s third quarter, with profits reaching $3.0 million versus $1.9 million one year earlier. The positive profit impact of a higher sales level and favorable product mix accounted for the operating income increase. These two factors are reflected in the segment’s higher gross profit as a percentage of sales, which increased from 15.7% for the quarter ended one year ago to 18.8% for the current quarter. Selling expenses were $301,000 for the just ended quarter, an increase of $79,000 from last year’s third quarter due to higher personnel costs to support the increased sales level. Strong third quarter results boosted year-to-date operating income to $7.9 million, a $1.0 million increase over operating income of $6.9 million for the prior year’s comparable period. As a percentage of sales, gross profit stayed relatively flat at 17.8% for the current year versus 17.9% last year. For the nine-month period, selling expenses of $842,000, represented a $200,000, or 31.2%, increase over the prior year and, as with the quarter, were due to higher personnel costs.
Aerostar
Sales of $3.2 million for the current quarter were $1.5 million less than sales for the quarter ended October 31, 2005 due primarily to no parachute product shipments in the current year’s third quarter as compared to $1.4 million of deliveries made during last year’s third quarter. On a year-date basis, revenue fell behind last year by $3.3 million, or 23.6%. Lower research balloon shipments and a decrease in parachute product deliveries accounted for the majority of the sales decline. At this time last year, shipments were still being made on the segment’s cargo parachute and parachute-system retrofit contracts. Partially offsetting these decreases was a sales volume increase in uniform contract shipments.
Segment operating income for the current quarter decreased $658,000 to $147,000 when compared to operating income for the quarter ended October 31, 2005. Gross profit as a percentage of sales for the third quarter fell from 22.1% last year to 10.6% this year as fixed expenses and contract start-up costs have decreased profit levels. Third quarter profits allowed the segment to report positive operating results on a year-to-date basis of $69,000, $2.1 million lower than last year’s first nine months. The impact of decreased parachute product sales, start-up costs on the segment’s new parachute contract, and lower research balloon sales have negatively impacted profits on a year-to-date basis. As a percentage of sales, year-to-date gross profit decreased from 20.6% one year ago to 6.7%.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $21.1 million of positive cash flows in the first nine months of the current fiscal year, an increase of $5.4 million from the same period of fiscal 2006 when cash flows from operating activities totaled $15.7 million. The improvement in current year operating cash flows was due to higher earnings, accounts receivable collections, and a relatively smaller increase in inventories. Partially offsetting these operating cash inflows was a lower accounts payable level due to the timing of vendor payments and a decrease in accrued liability balances at October 31, 2006 as compared to January 31, 2006 and October 31, 2005.
Total cash, cash equivalents, and short-term investments were $10.6 million as of October 31, 2006, a decrease of $854,000 as compared to the company’s January 31, 2006 cash position of $11.4 million and were $1.7 million less than the October 31, 2005 cash position of $12.2 million. Lower cash balances were a result of heavy investment in additional plant and equipment for the Engineered Films segment.
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

Investing and Financing Activities
Cash used in investing activities totaled $14.4 million, increasing $6.7 million for the nine months ended October 31, 2006 as compared to cash used of $7.7 million for the nine months ended October 31, 2005. Capital expenditures totaled $14.2 million for the current nine-month period, up $8.8 million from the $5.4 million of cash used in the first nine months of last year, reflecting investment in the Engineered Films segment for additional manufacturing capacity and facilities. Last year’s nine month investing activities included $2.8 million of cash used for the Montgomery Industries, Inc. acquisition.
Financing activities consumed $7.5 million in cash for the nine months ended October 31, 2006 as compared to $4.9 million used in last year’s comparable period. Dividend payments totaled $4.9 million for the nine-month period of the current year and treasury stock purchases totaled $3.0 million as compared to $3.8 million of dividends paid in the first nine months of last year and $1.0 million of treasury stock purchases. Last year’s nine months of financing activities included $4.5 million of seasonal short-term borrowings and repayments on the company’s line of credit facility. There were no short-term borrowings in the current year’s nine-month period.
Commitments and Contingencies
There have been no material changes to the company’s commitments and contingencies since the obligations disclosed in its Form 10-K for the fiscal year ended January 31, 2006.
Recent Accounting Developments
On September 29, 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements Nos. 87, 88, 106 and 132(R) (“FAS 158”). The statement is effective as of the ending of the company’s current fiscal year. FAS 158 requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and post retirement benefit plans on their balance sheets. The statement has no impact on recognition of postretirement benefit costs. Based on the January 31, 2006, funded status of the company’s postretirement benefit plan, the estimate of the effect of SFAS 158 at that time would have been to increase total assets approximately $1 million, increase total liabilities approximately $3 million and decrease shareholders’ equity approximately $2 million. The actual financial statement effects will depend on the status of the company’s plan at January 31, 2007, which will be determined based on several factors, including January 31, 2007 discount rates.
In September 2006, the FASB issued SFAS 157, “Fair Value Measurement”. The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective as of the beginning of the company’s 2008 fiscal year. The company does not expect the implementation of SFAS 157 to have a material impact on its consolidated results of operations, financial condition or cash flows.
In October 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective as of the beginning of the Company’s 2008 fiscal year. The company is currently evaluating the impact, if any, that FIN 48 will have on its consolidated results of operations, financial condition or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates.
A portion of the company’s revenue is derived from the sale of products in Canada. The Canadian dollar is considered the functional currency of the company’s Canadian operation. The results of operations and financial position of the Canadian subsidiary are measured in Canadian dollars and translated into U.S. dollars, using the period-end exchange rate for the balance sheet translation and an average rate for the statement of earnings. The company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the company does utilize derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. Dollar. The use of these financial instruments has no material effect on the company’s financial condition, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the company’s management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Exchange Act Rule 13a-15(e) and 15(d)-15(e) as of October 31, 2006. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
Repurchases of the company’s common stock during the second quarter of fiscal 2007 were as follows:

				Approximate dollar
			Total # shares	value of shares
			Purchased as part	that may yet be
		Average	of Publicly	purchased under the
Period	Total Number	price	Announced Plan	Plan
August 2006	4,000	$26.57	4,000	$1,893,720
September 2006	32,000	$27.84	32,000	$1,002,994
October 2006	9,000	$29.34	9,000	$738,904

Total Third Quarter	45,000	$28.02	45,000

Under resolutions from the Board of Directors dated August 24, 2006 and November 20, 2006, the company was authorized to repurchase up to $2.0 million and $1.5 million, respectively, of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
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

Date: December 1, 2006