Form 10-K
period 2007-01-31
RAVEN INDUSTRIES INC
filed 2007-03-30
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007

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
(605) 336-2750
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered

Common Stock, $1 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
        Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates at July 31, 2006 was approximately $476,871,941. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $29.81, on July 31, 2006, which was as of the last business day of the registrant’s most recently completed second fiscal quarter. The number of shares outstanding on March 22, 2007 was 18,040,827.
DOCUMENTS INCORPORATED BY REFERENCE
The 2007 Annual Report to Shareholders is incorporated by reference into Parts I, II, and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 22, 2007, is incorporated by reference into Part III to the extent described therein.

RAVEN INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2007
Item 1. Business
General
Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products to customers throughout North America. The company began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 900 persons on active status and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The company’s Internet address is http//www.ravenind.com and its common stock trades on the NASDAQ under the symbol RAVN. The company has adopted a Code of Conduct applicable to all officers, directors, and employees and which is available on the website. Information on the company’s website is not part of this filing.
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
The company has four business segments consisting of three Raven divisions and one subsidiary: Engineered Films Division, Flow Controls Division, Electronic Systems Division, and Aerostar International, Inc. (Aerostar). Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and raw materials; however, more than one business segment may serve each of the product markets identified above. Note 13 on page 42 of the company’s Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the business segments.
Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2007	FY 2006	FY 2005
Pit lining film	$29,307	$20,991	$13,112
Disaster film	9,880	11,447	9,415
Other plastic films	51,895	50,356	36,130
Agricultural flow control devices and accessories	41,855	42,895	37,004
Electronics manufacturing services	66,278	56,219	47,049
Parachute-related products	504	3,729	7,887
Uniforms and protective wear	6,396	6,117	6,822
Other	11,414	12,774	10,667

Total sales	$217,529	$204,528	$168,086

Business Segments
Engineered Films
This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications.
The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the company’s most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment’s capital expenditures were $13.3 million in fiscal 2007.

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
Major Customer Information
Goodrich Corporation accounted for 10% of consolidated sales in fiscal 2007 and 14% of the company’s consolidated accounts receivable at January 31, 2007. Goodrich Corporation is a customer of the Electronic Systems segment. The loss of this account would adversely affect profitability; however, the company believes its relationship with this customer is strong.
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
Financial Instruments
The principal financial instruments the company maintains are short-term investments and accounts receivable. The company believes that the interest rate, credit and market risks related to these accounts are not significant. The company manages the risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with the company policies. The company does not use off balance sheet financing, except to enter into operating leases as described in Note 10 to the consolidated financial statements located on page 40 of the 2007 Annual Report to Shareholders incorporated herein by reference. As discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, the company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition, or cash flows.

Raw Materials
The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronic Systems and Flow Controls segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. The Engineered Films segment experienced volatile resin prices in fiscal 2006 and 2007, but because it has few long-term sales contracts, price changes were passed on to customers. With the exception of plastic resin price volatility, the company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.
Patents
The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.
Research and Development
The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Flow Controls segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 37 of the 2007 Annual Report to Shareholders incorporated herein by reference.
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
The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank Division have conducted environmental assessments of the properties used in these businesses. Although these assessments continue to be evaluated by the MPCA and DENR, respectively, on the basis of the data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flows. The company had $109,000 accrued at January 31, 2007, its best estimate of probable costs to be incurred related to these matters.
Backlog
As of February 1, 2007, the company’s backlog of firm orders totaled $44.2 million. Backlog amounts as of February 1, 2006 and 2005 were $43.6 million and $43.6 million, respectively.
Employees
As of January 31, 2007, the company had approximately 910 employees, 900 in an active status. Following is a summary of active employees by segment: Electronic Systems — 295; Flow Controls - 215; Engineered Films – 170; Aerostar — 170; Administration — 50. Management believes its employee relations are satisfactory.

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
Risks Relating to the Company
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
The company’s Flow Controls Division is largely dependent on the ability of farmers and growers to purchase the agricultural equipment that includes its products. If such growers and farmers experience adverse weather conditions resulting in poor growing conditions, particularly in North America, they may be less likely to purchase agricultural equipment. Accordingly, poor weather conditions may adversely affect sales in the Flow Controls Division.
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
The company’s Electronic Systems Division (ESD) is dependent on a small number of customers with the top two customers together representing over 60% of ESD sales. Accordingly, the ESD segment is dependent on the continued growth, viability and financial stability of its customers, which consist of original equipment manufacturers of avionics, consumer and hospital beds, global positioning systems (GPS) and secure telecommunication equipment. Future sales are dependent on the success of the company’s customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on the performance of ESD.
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
In the past three years, a significant portion of Aerostar’s sales were to the US government or US government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in US government defense or near-space research spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The company’s US government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.
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
The company derives a portion of its revenues from foreign markets, which subjects the company to risk of changes in government policies and laws or worldwide economic conditions.
The company’s sales outside the US were $19 million in fiscal 2007. The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of US and non-US governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and reduced profitability associated with such sales.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

	Square		Business
Location	Feet	Function	Segments
Sioux Falls, SD	150,000	Corporate office; electronics manufacturing	All
	131,000	Plastic sheeting manufacturing	Engineered Films
	73,000	Warehouse	Engineered Films
	59,000	Plastic sheeting and hot-air balloon manufacturing	Engineered Films; Aerostar
	31,000	Warehouse and offices	Engineered Films
	27,000	Offices and material handling facility	Aerostar
	25,000	Inflatable manufacturing	Aerostar
	24,000	Electronics manufacturing	Electronic Systems
	10,000	Machine shop	Flow Controls
	8,000	Training and product development facility	Flow Controls
Sulphur Springs, TX	64,000	Research balloon manufacturing	Aerostar
Springfield, OH	30,000	Warehouse	Engineered Films
Huron, SD	24,000	Sewing plant	Aerostar
St. Louis, MO	24,000	Electronics manufacturing	Electronic Systems
Madison, SD	20,000	Sewing plant	Aerostar
Austin, TX	*12,000	Product development facility	Flow Controls
Stockholm, SK	*7,000	Warehouse	Flow Controls

*	Leased
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
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Incorporated by reference to pages 30 (Quarterly Information), 16-17 (Eleven-year Financial Summary), and inside back cover of the 2007 Annual Report to Shareholders.

Repurchases of the company’s common stock during the fourth quarter of fiscal 2007 were as follows:

				Max. # (or approx $
			Total # shares	value of shares
			purchased as part	that may yet be
			of Publicly	purchased under the
Period	Total Number	Average price	Announced Plan	Plans
November 2006	6,000	$27.80	6,000	$1,333,230
December 2006	27,047	$27.21	27,047	$597,345
January 2007	11,000	$26.35	11,000	$307,505

Total Fourth Quarter	44,047	$27.07	44,047

Under resolutions from the Board of Directors, dated November 20, 2006 and March 17, 2007, the company has authority to repurchase up to $1.5 million of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
Item 6. Selected Financial Data
Incorporated by reference to pages 16-17 of the company’s 2007 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated by reference to pages 19-29 of the company’s 2007 Annual Report to Shareholders.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company has no debt. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the US dollar. The use of these financial instruments had no material effect on the company’s financial condition, results of operations or cash flows.
The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into US dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in interest income and other, net in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.
Item 8. Financial Statements and Supplementary Data
Incorporated by reference to pages 32-43 of the company’s 2007 Annual Report to Shareholders.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of January 31, 2007, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of January 31, 2007.

Management’s Report on Internal Control Over Financial Reporting
The company included a report from its management concerning its internal control over financial reporting on page 31 of its 2007 Annual Report to Shareholders, which is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 10. Directors, Executive Officers, and Corporate Governance
Incorporated by reference to the sections entitled “Election of Directors,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2007 Annual Meeting of Shareholders.
Executive Officers

Name	Age	Position
Ronald M. Moquist	61	President and Chief Executive Officer
Thomas Iacarella	53	Vice President and Chief Financial Officer
David R. Bair	50	Division Vice President and General Manager — Electronic Systems Division
James D. Groninger	48	Division Vice President and General Manager — Engineered Films Division
Barbara K. Ohme	59	Vice President — Administration
Daniel A. Rykhus	42	Executive Vice President, General Manager — Flow Controls Division
Mark. L. West	53	President — Aerostar International, Inc.
Each of the above executive officers serves at the pleasure of the Board of Directors on a year-to-year basis.
Mr. Moquist joined Raven in 1975 as Sales and Marketing Manager, served as the company’s Executive Vice President from 1985 through 2000, and has been the company’s President and Chief Executive Officer since 2000.
Mr. Iacarella joined Raven in 1991 as Corporate Controller and has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. Prior to joining the company, he held positions with Tonka Corporation and the accounting firm now known as Ernst & Young.
Mr. Bair joined Raven in 1999 as Division Vice President and General Manager of the Electronic Systems Division.
Mr. Groninger joined Raven in 1995 as Manager of Glasstite, Inc. and has been Division Vice President and General Manager of the Engineered Films Division since 2004.
Ms. Ohme joined Raven in 1987 as Employment Manager and has been the company’s Vice President of Administration since 2004.
Mr. Rykhus joined Raven in 1990 as Director of World Class Manufacturing and has been the company’s Executive Vice President and General Manager of the Flow Controls Division since 2004.
Mr. West joined Raven in 1982 as a project engineer and has been the President of Aerostar International, Inc. since 1986.

Item 11. Executive Compensation
Incorporated by reference to the sections entitled “Executive Compensation” and “Non-management Director Compensation” within the company’s Proxy Statement relating to its 2007 Annual Meeting of Shareholders.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2007 Annual Meeting of Shareholders.
The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to Note 11 on pages 40 and 41 of the company’s 2007 Annual Report to Shareholders.
Item 13. Certain Relationships and Related Transactions
Incorporated by reference to the section entitled “Election of Directors,” contained in the company’s Proxy Statement relating to its 2007 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporate by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2007 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedule
(a) Consolidated Financial Statements and Schedule
1.	Incorporated by reference from the attached exhibit containing the 2007 Annual Report to Shareholders:
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows
Notes to Financial Statements
Report of Independent Registered Public Accounting Firm
2.	Included in Part II:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or not required.

     (b) Exhibits

Exhibit
Number	Description
2(a)	Asset Purchase Agreement dated February 17, 2005 by and among Raven Industries, Montgomery Industries and others (incorporated by reference to Exhibit 2(a) of the company’s Form 10-K for the year ended January 31, 2005).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc. *

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of April 1, 2004 (incorporated by reference to Exhibit 10(a) of the company’s Form 10-Q for the quarter ended April 30, 2004). †

10(b)	Employment Agreement between Raven Industries, Inc. and David R. Bair dated as of February 1, 2004. †

10(c)	Employment Agreement between Raven Industries, Inc. and James D. Groninger dated as of February 1, 2004. †

10(d)	Employment Agreement between Raven Industries, Inc. and Mark L. West dated as of February 1, 2004. †

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004.†**

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004. †**

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and Ronald M. Moquist and Thomas Iacarella dated as of February 1, 2004. †**

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004. †**

10(i)	Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees:
Ronald M. Moquist, Thomas Iacarella, Daniel A. Rykhus, David R. Bair, James D. Groninger, Barbara K. Ohme, and Mark L. West dated as of January 31, 2007 (incorporated by reference to Exhibit 10.1 of the company’s 8-K filed February 2, 2007). †

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).†

10(l)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2006 (incorporated by reference to Exhibit 10.1 to the company’s 8-K filed May 24, 2006).†

13	2007 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)
March 30, 2007	By:	/S/ Ronald M. Moquist
Date		Ronald M. Moquist
President and Chief Executive Officer (Principal Executive Officer and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2007	/S/ Ronald M. Moquist

Date	Ronald M. Moquist
President and Chief Executive Officer (Principal Executive Officer and Director)

March 30, 2007	/S/ Thomas Iacarella

Date	Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

March 30, 2007	/S/ Conrad J. Hoigaard

Date	Conrad J. Hoigaard

March 30, 2007	/S/ Anthony W. Bour

Date	Anthony W. Bour

March 30, 2007	/S/ David A. Christensen

Date	David A. Christensen

March 30, 2007	/S/ Thomas S. Everist

Date	Thomas S. Everist

March 30, 2007	/S/ Mark E. Griffin

Date	Mark E. Griffin

March 30, 2007	/S/ Cynthia H. Milligan

Date	Cynthia H. Milligan

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Raven Industries, Inc.:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 22, 2007 appearing in the 2007 Annual Report to Shareholders of Raven Industries, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 22, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended January 31, 2007, 2006 and 2005
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to	Deductions
	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2007	$257	$40	None	$39	$258

Year ended January 31, 2006	$265	$78	None	$86	$257

Year ended January 31, 2005	$265	$34	None	$34	$265

Note:
(1) Represents uncollectible accounts receivable written off during the year, net of recoveries.