Form 10-Q
period 2007-04-30
RAVEN INDUSTRIES INC
filed 2007-06-04
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 31, 2007 there were 18,092,842 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I – FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,	April 30,
(in thousands except share data)	2007	2007	2006

	(unaudited)		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$11,660	$6,783	$5,964
Short-term investments	4,000	4,000	2,000
Accounts receivable, net of allowances of $258	34,841	31,336	33,441
Inventories:
Materials	22,213	21,709	23,615
In process	3,594	2,612	3,192
Finished goods	2,805	3,750	2,791

Total inventories	28,612	28,071	29,598
Deferred income taxes	1,794	1,761	1,815
Prepaid expenses and other current assets	2,282	1,268	1,953

Total current assets	83,189	73,219	74,771

Property, plant and equipment	77,430	75,273	66,884
Accumulated depreciation	(40,259)	(39,009)	(36,581)

Property, plant and equipment, net	37,171	36,264	30,303
Goodwill	6,737	6,604	6,504
Amortizable intangible assets, net	1,905	1,956	2,270
Other assets, net	2,321	1,721	496

TOTAL ASSETS	$131,323	$119,764	$114,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,706	$6,093	$8,669
Accrued liabilities	7,674	9,314	8,322
Income taxes payable	4,067	265	4,577
Customer advances	838	792	315

Total current liabilities	20,285	16,464	21,883

Other liabilities	6,806	5,032	1,816

Total liabilities	27,091	21,496	23,699

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,367,610; 32,306,656; 32,248,585, respectively	32,368	32,307	32,249
Paid in capital	2,611	2,341	1,721
Retained earnings	118,938	113,103	100,042
Accumulated other comprehensive income (loss)	(1,813)	(1,893)	22

	152,104	145,858	134,034
Less treasury stock, at cost, 14,277,583; 14,267,433; and 14,121,186 shares, respectively	47,872	47,590	43,389

Total shareholders’ equity	104,232	98,268	90,645

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$131,323	$119,764	$114,344

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands except per share data)	2007	2006

Net sales	$58,103	$58,465
Cost of goods sold	40,729	42,574

Gross profit	17,374	15,891

Selling, general and administrative expenses	4,536	4,414

Operating income	12,838	11,477

Interest income and other, net	(187)	(138)

Income before income taxes	13,025	11,615

Income taxes	4,485	4,113

Net income	$8,540	$7,502

Net income per common share:
Basic	$0.47	$0.41
Diluted	$0.47	$0.41

Cash dividends paid per common share	$0.11	$0.09
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands)	2007	2006

OPERATING ACTIVITIES:
Net income	$8,540	$7,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,492	1,289
Deferred income taxes	(117)	(127)
Share-based compensation expense	178	89
Change in operating assets and liabilities:
Accounts receivable	(3,426)	(4,109)
Inventories	(524)	(1,764)
Prepaid expenses and other current assets	(1,081)	(826)
Operating liabilities	4,688	2,542
Other operating activities, net	(12)	(7)

Net cash provided by operating activities	9,738	4,589

INVESTING ACTIVITIES:
Capital expenditures	(2,382)	(6,325)
Purchase of short-term investments	(1,000)	(2,000)
Sale of short-term investments	1,000	2,000
Other investing activities, net	(50)	(63)

Net cash used in investing activities	(2,432)	(6,388)

FINANCING ACTIVITIES:
Dividends paid	(1,990)	(1,630)
Purchases of treasury stock	(282)	—
Other financing activities, net	(159)	(14)

Net cash used in financing activities	(2,431)	(1,644)

Effect of exchange rate changes on cash	2	(2)

Net increase (decrease) in cash and cash equivalents	4,877	(3,445)

Cash and cash equivalents:
Beginning of period	6,783	9,409

End of period	$11,660	$5,964

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The January 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2007.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three months ended April 30, 2007, and 2006, 154,000 and 76,500 options, respectively, were excluded from the diluted net income per-share calculation. Details of the computation are presented below:

	Three Months Ended
	April 30,	April 30,
	2007	2006

Numerator:
Net income (in thousands)	$8,540	$7,502

Denominator:
Weighted average common shares outstanding	18,072,448	18,113,814
Weighted average stock units outstanding	4,834	—

Denominator for basic calculation	18,077,282	18,113,814

Weighted average common shares outstanding	18,072,448	18,113,814
Weighted average stock units outstanding	4,834	—
Dilutive impact of stock options	102,906	235,948

Denominator for diluted calculation	18,180,188	18,349,762

Net income per share – basic	$0.47	$0.41
Net income per share – diluted	$0.47	$0.41
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

	Three Months Ended
	April 30,	April 30,
(in thousands)	2007	2006

Net sales
Engineered Films	$19,654	$22,579
Flow Controls	19,835	16,345
Electronic Systems	14,434	15,116
Aerostar	4,180	4,425

Consolidated net sales	$58,103	$58,465

Operating income
Engineered Films	$5,018	$5,901
Flow Controls	7,115	5,146
Electronic Systems	2,373	1,996
Aerostar	214	228

Total reportable segment income	14,720	13,271
Administrative and general expenses	(1,882)	(1,794)

Consolidated operating income	$12,838	$11,477

(4) Financing Arrangements
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of August 1, 2007 bearing interest at 0.25% under the prime rate. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of April 30, 2007, January 31, 2007 or April 30, 2006.
(5) Short-term Investments
The company has invested $4.0 million in certificates of deposit and U.S. Treasury Bills with rates ranging from 4.80% to 5.25%. The investments have varying maturity dates, all of which are less than twelve months. At April 30, 2006, $2.0 million was invested in certificates of deposits and U.S. Treasury Bills with rates ranging from 4.80% to 4.85%.
(6) Dividends
The company announced on May 22, 2007, that its board of directors approved a quarterly cash dividend of 11 cents per share, payable July 13, 2007 to shareholders of record on June 25, 2007.
(7) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2007	2006

Net income	$8,540	$7,502
Other comprehensive income:
Foreign currency translation	42	9
Amortization of postretirement benefit plan actuarial losses, net of income tax of $21	39	—

Total other comprehensive income	81	9

Total comprehensive income	$8,621	$7,511

(8) Employee Retirement Benefits
The components of net periodic benefit cost for post-retirement benefits are as follows:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2007	2006

Service cost	$22	$21
Interest cost	77	70
Amortization of actuarial losses	60	59

Net periodic benefit cost	$159	$150

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2007	2006

Balance, beginning of period	$397	$569
Accrual for warranties	216	505
Settlements made (in cash or in kind)	(169)	(236)

Balance, end of period	$444	$838

(10) Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of SFAS 109, “Accounting for Income Taxes,” and seeks to reduce the diversity in practice associated with certain aspects and measurement and recognition in accounting for income taxes.
The company adopted the provisions of FIN 48 on February 1, 2007. Upon adoption of FIN 48, the company recorded a net $715,000 increase in the liability for unrecognized tax benefits, which was recorded as a reduction to the February 1, 2007 beginning retained earnings balance. As of the adoption date, the company has gross unrecognized tax benefits of $1.6 million. Of this total, $1.1 million (net of tax benefits available in other jurisdictions) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The entire liability for unrecognized tax benefits is classified as non-current as no payments are expected in the coming year.
Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. As of February 1, 2007, the Company had $264,000 of accrued interest and penalties included in the $1.6 million of unrecognized tax benefits.
The company files tax returns, including returns for its subsidiaries, with various federal, state and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of the date of the adoption, U.S. tax returns for fiscal years ended January 31, 2004 – 2007 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years January 31, 2003 – 2007 remain subject to examination by state and local tax authorities.
The effective tax rate for the current quarter was 34.43% versus 35.41% for the quarter ended April 30, 2006. An increase in the estimated U.S. federal tax deduction for income attributable to manufacturing activities accounted for most of the decrease in the effective tax rate and was partially offset by additional current year tax provisions made relating to uncertain tax positions as provided for under FIN 48.
(11) Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the beginning of the company’s 2009 fiscal year. The company does not expect the provisions of SFAS 159 to have a material impact on its consolidated results of operations, financial condition, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets primarily in North America. The company operates in four business segments: Engineered Films, Flow Controls, Electronic Systems and Aerostar. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, manufactured housing and agriculture applications. Flow Controls, including Raven Canada and Raven GmbH (Europe), provides electronic and Global Positioning System (GPS) products for the precision agriculture, marine navigation and other niche markets. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar manufactures military parachutes, government service uniforms, custom-shaped inflatable products and high-altitude balloons for public and commercial research.
EXECUTIVE SUMMARY
During the first quarter ended April 30, 2007, the company recorded higher earnings on relatively flat sales. A strong sales and profit performance in the Flow Controls segment drove the earnings increase as compared to one year earlier. Earnings for the three-month period grew 13.8% to a first quarter record of $8.5 million as compared with earnings of $7.5 million for the three months ended April 30, 2006. First quarter diluted earnings per share increased 6 cents per share from $0.41 to $0.47. Net income as a percent of sales was 14.7% for the current quarter, up almost two percentage points from last year’s comparable period due to the higher ratio of Flow Controls sales and profits to the overall company results, as relatively higher gross profit margins are realized on the company’s Flow Controls products.
Net Sales
For the three-month period just ended, consolidated net sales were $58.1 million, a slight decrease from $58.5 million reported one year ago. Flow Controls reported a significant revenue increase for the quarter, but this was offset by sales decreases in the other operating segments. Engineered Films first quarter sales dropped to $19.7 million, decreasing 13.0% ($2.9 million) from the quarter ended April 30, 2006 due to disaster film shipments of $4.0 million in last year’s first quarter which did not reoccur. The Flow Controls segment posted a 21.4%, or $3.5 million, increase in first quarter sales. An improving agricultural equipment market, increased international sales, and acceptance of recently introduced new products accounted for the higher Flow Controls sales. First quarter Electronic System sales of $14.4 million fell short of last year’s first quarter by $682,000, or 4.5%, as a key customer delayed order delivery because of a high inventory level. Aerostar first quarter sales of $4.2 million were behind last year’s first quarter by 5.5%, reflecting lower parachute product shipments partially offset by increased research balloon sales activity.
Operating Income
First quarter consolidated operating income of $12.8 million improved $1.4 million, or 11.9%, as compared with the quarter ended April 30, 2006. Year-to-date gross profit as a percentage of sales of 29.9% increased by 2.7 percentage points from the prior year’s 27.2% due to higher Flow Controls gross margins on increased sales. Flow Controls and Electronic Systems reported increased profits for the first quarter, which were tempered by decreases in operating income in the Engineered Films and Aerostar segments. Engineered Films operating income was affected by its lower sales level, dropping 15.0% from one year ago. As a result of increased sales, Flow Controls operating income climbed to $7.1 million, up $2.0 million, or 38.3%, from one year earlier, leveraging incremental sales on a relatively fixed cost base. Electronic Systems first quarter operating income of $2.4 million was 18.9% higher than the prior year’s first quarter results due to a favorable product mix. Aerostar’s operating income of $214,000 was essentially even with last year and continues to reflect the lack of parachute product shipments.
First quarter administrative expenses of $1.9 million increased 4.9% from $1.8 million reported for the quarter ended April 30, 2006. The increase was due primarily to higher compensation expense.
Interest Income and Other, Net
Interest income and other, net consists mainly of interest income and foreign currency transaction gain or loss. First quarter consolidated interest income and other, net was $187,000 and compared favorably to $138,000 reported for the prior year’s first quarter. Higher cash balances and interest rates for the first three months of the current fiscal year as compared to one year ago increased interest income for the period.

Income Tax
Income tax expense for the quarter ended April 30, 2007 of $4.5 million was up as compared to $4.1 million for the quarter ended one-year earlier. The increase reflects higher taxable income as earnings have risen, partially offset by a lower effective tax rate for the three-month period. The effective tax rate for the current quarter was 34.43% versus 35.41% for the quarter ended April 30, 2006. An increase in the estimated U.S. federal tax deduction for income attributable to manufacturing activities accounted for most of the decrease in the effective tax rate and was partially offset by additional current year tax provisions made relating to uncertain tax positions as provided for under FIN 48.
Outlook
The company expects sales and earnings for the second quarter ending July 31, 2007 to exceed the prior year’s second quarter. Engineered Films revenues are expected to increase slightly in the second quarter compared to the prior year as new extrusion capacity begins to be utilized. No significant disaster film sales were made in last year’s second quarter and there are none expected in the current year’s second quarter. A decrease in gross profits is expected in the second quarter as higher depreciation expense, unfavorable product mix, and new product introduction costs negatively affect margins. Of the three new extruders, one was brought online in the fourth quarter of last year, one in the just-completed quarter, and the final one (which is the large 7-layer line) is expected to be put into service during the second quarter. The company expects a strong second quarter for Flow Controls as compared with the prior year’s second quarter, in terms of both sales and profit growth. Although the second quarter is typically a seasonal low point for the Flow Controls segment, additional revenue is expected from the segment’s marine navigational products, while increased demand is expected to continue for agricultural equipment in an improving farm economy. The company anticipates a higher second quarter sales performance from Electronic Systems as compared with last year’s second quarter, as increased demand from its existing customer base is expected to continue and result in revenue growth. Last fiscal year, Aerostar was awarded $6.7 million in contracts with the U.S. Army to manufacture military parachutes. In April of the current fiscal year, a follow-on contract was awarded for $7.3 million, bringing the total amount of parachute orders to over $14 million, which will ship over a two-year period. There is a level of uncertainty in regards to Aerostar’s expected revenues for the second quarter of this year, as a delay in the shipment schedule has occurred due to a flaw in the government’s design of one of the components of the parachute. Aerostar continues production of most of the parachute components and will benefit from the additional absorption of manufacturing and related overhead costs, although there is a possibility that there will not be any revenue reported under the contract during the second quarter.
RESULTS OF OPERATIONS BY SEGMENT
Engineered Films
For the first quarter, net sales were $19.7 million, down $2.9 million, or 13.0%, from one year earlier. Pit lining sales remained strong and helped partially offset the expected decrease in disaster film revenue. Disaster film sales were $4.0 million in last year’s first three months. There were no disaster film shipments in the just-completed quarter. Film sold into the manufacturing housing market decreased from one year ago, while construction film sales showed modest growth for the quarter. Shipments of geomembrane films, which are heavy-duty liners, were essentially flat as compared to last year’s first quarter.
For the quarter ended April 30, 2007, operating income of $5.0 million fell short of last year’s comparable period by $883,000, or 15.0%, due primarily to lower sales volume. Engineered Films showed a slight improvement in its gross profit as a percentage of sales for the current quarter, increasing from the prior year’s first quarter rate of 29.7% to 30.0%, despite the decrease in sales volume. First quarter selling expenses of $886,000 were up from one year ago, increasing 9.9%. The selling expense increase reflects higher personnel costs incurred to support additional market expansion, as well as marketing the segment’s new product offerings.
Flow Controls
Net sales of $19.8 million for the current quarter improved $3.5 million, or 21.4%, over last year’s first quarter. All of the segment’s product categories (standard, precision, steering, and AutoboomTM) reported double-digit sales growth for the quarter, reflecting the improved agricultural economy, increased international sales, and the impact of new product sales. Sales of standard sprayer control systems were down significantly in last year’s first quarter and this year’s first quarter shipments returned to the level established two years ago. Steering-assist product sales also posted a significant increase, reflecting sales of the segment’s new product, QuickTraxTM, and higher SmarTraxTM system deliveries.
For the three-month period, operating income of $7.1 million increased $2.0 million, or 38.3%, as compared with the quarter ended April 30, 2006. The positive profit impact of increased sales, favorable plant utilization, and a decrease in product warranty costs drove the profit growth. Flow Controls gross profit rate of 42.2% compared favorably to the prior year’s first quarter rate of 39.4%, displaying the effect of the segment’s incremental sales on a relatively fixed cost base. First quarter selling expenses of $1.2 million were down slightly from the prior year’s first quarter, decreasing $59,000, or 4.5%.
Electronic Systems
First quarter net sales for Electronic Systems of $14.4 million were $682,000, or 4.5%, below last year’s comparable period. During the quarter, one of the segment’s larger customers delayed shipments on orders due to their high levels of inventory.
For the quarter ended April 30, 2007, operating income of $2.4 million improved $377,000, or 18.9%, despite the lower sales volume. Last year’s first quarter experienced an unfavorable product mix, with gross profit as a percentage of sales falling to 15.0%. In contrast, product mix for the first three months of this year was very favorable due in part to shipments made on a closeout order placed by a former customer. For the quarter, the unusually strong product mix pushed the gross profit rate to 18.6%. Selling expenses for the three-month period were $318,000, an increase of $40,000, or 14.4%, from last year’s first quarter due to higher personnel costs.
Aerostar
For the three-month period, net sales of $4.2 million fell short as compared with last year by $245,000, or 5.5%. Lower parachute product shipments and commercial inflatable revenue were partially offset by an increase in research balloon sales activity.
Operating income for the first quarter of $214,000 was relatively flat as compared with $228,000 reported one year earlier. Gross profit as a percentage of sales for the first quarter likewise was almost even with the prior year, hitting 10.0% for the quarter just-ended versus 10.4% reported last year. Modest profit growth in some of the segment’s product lines, such as research balloons and protective wear, was negated by underutilization of plant capacity on the MC-6 Army parachute contract. Full production on the parachute contract, and subsequent shipments, have been delayed due to a government-design issue. Selling expenses were down slightly as compared with last year’s first three months, decreasing from $234,000 to $205,000.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $9.7 million of positive cash flows in the first three months of the current fiscal year, an increase of $5.1 million from the same period of fiscal 2007 when cash flows from operating activities totaled $4.6 million. The improvement in current year operating cash flows as compared with last year’s first three months of operations was due to higher earnings, a relatively smaller increase in inventory balances, and a larger increase in accounts payable.
The company ended the first quarter in a strong cash position. Total cash, cash equivalents, and short-term investments were $15.7 million as of April 30, 2007, an increase of $4.9 million as compared to the company’s January 31, 2007 cash position of $10.8 million and almost doubled the cash position of one year earlier of $8.0 million. Higher cash balances resulted from strong operating cash flows and lower capital spending.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations.
Investing and Financing Activities
Cash used in investing activities totaled $2.4 million, decreasing $4.0 million for the three-month period as compared with cash used of $6.4 million for the three months ended April 30, 2006. Capital expenditures totaled $2.4 million for the current three-month period, down $3.9 million from the $6.3 million of cash used in the first three months of last year. Last year’s three month investing activities included significantly higher investments in the Engineered Films segment for additional manufacturing capacity and facilities.
Financing activities consumed $2.4 million in cash for the three months ended April 30, 2007 as compared to $1.6 million used in last year’s comparable period. The quarterly dividend increased from 9 cents to 11 cents per share, resulting in dividend payments of $2.0 million for the first quarter of the current year as compared to $1.6 million of dividends paid one year ago. Treasury shares purchased during the just-ended quarter totaled $282,000, with 10,150 shares repurchased at an average share price of $27.82 versus no share buybacks executed during the prior year’s first quarter.

COMMITMENTS AND CONTINGENCIES
There have been no material changes to the company’s contractual obligations since the fiscal year ended January 31, 2007.
The adoption of FIN 48, “Accounting for Uncertainty in Income Taxes,” increased the company’s long-term liabilities by $1.6 million but management believes that the change in accounting for uncertain tax positions has no impact on the company’s liquidity or operating cash flows. The period in which the uncertain tax positions will be settled cannot be determined at this time.
RECENT ACCOUNTING DEVELOPMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for the beginning of the company’s 2009 fiscal year. The company does not expect the provisions of SFAS 159 to have a material impact on its consolidated results of operations, financial condition, or cash flows.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of April 30, 2007, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of April 30, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
Repurchases of the company’s common stock during the first quarter of fiscal 2008 follow:

				Approximate
			Total # shares	dollar value of
			Purchased as part of	shares that may
	Total	Average	Publicly Announced	yet be purchased
Period	Number	price	Plan	under the Plan
February 2007	—	—	—	$1,500,000
March 2007	—	—	—	$1,500,000
April 2007	10,150	$27.82	10,150	$1,217,656

Total First Quarter	10,150	$27.82	10,150

Under resolutions from the Board of Directors dated March 17, 2007 and May 22, 2007, the company was authorized to repurchase up to $1.5 million and $2.0 million, respectively, of stock on the open market. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
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

Date: June 4, 2007