Form 10-Q
period 2007-07-31
RAVEN INDUSTRIES INC
filed 2007-09-06
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2007 there were 18,094,837 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,	July 31,
(in thousands except share data)	2007	2007	2006
	(unaudited)		(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$17,902	$6,783	$9,330
Short-term investments	4,000	4,000	2,000
Accounts receivable, net of allowances of $343, $258, and $258, respectively	27,149	31,336	24,390
Inventories:
Materials	24,651	21,709	23,121
In process	4,777	2,612	3,085
Finished goods	2,774	3,750	3,709

Total inventories	32,202	28,071	29,915
Deferred income taxes	1,898	1,761	1,791
Prepaid expenses and other current assets	2,217	1,268	1,595

Total current assets	85,368	73,219	69,021

Property, plant and equipment	78,636	75,273	70,267
Accumulated depreciation	(41,878)	(39,009)	(37,332)

Property, plant and equipment, net	36,758	36,264	32,935
Goodwill	6,792	6,604	6,551
Amortizable intangible assets, net	1,881	1,956	2,164
Other assets, net	2,540	1,721	610

TOTAL ASSETS	$133,339	$119,764	$111,281

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,889	$6,093	$7,435
Accrued liabilities	9,148	9,314	8,495
Income taxes payable	—	265	341
Customer advances	801	792	419

Total current liabilities	17,838	16,464	16,690

Other liabilities	6,967	5,032	1,934

Total liabilities	24,805	21,496	18,624

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,370,425, 32,306,656, 32,251,360, respectively	32,370	32,307	32,251
Paid in capital	2,984	2,341	1,980
Retained earnings	122,789	113,103	103,542
Accumulated other comprehensive income (loss)	(1,737)	(1,893)	20

	156,406	145,858	137,793
Less treasury stock, at cost, 14,277,583, 14,267,433, and 14,178,386 shares, respectively	47,872	47,590	45,136

Total shareholders’ equity	108,534	98,268	92,657

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$133,339	$119,764	$111,281

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands except per share data)	2007	2006	2007	2006

Net sales	$55,653	$50,381	$113,756	$108,846
Cost of goods sold	42,246	38,198	82,975	80,772

Gross profit	13,407	12,183	30,781	28,074

Selling, general and administrative expenses	4,864	4,311	9,400	8,725

Operating income	8,543	7,872	21,381	19,349

Interest income and other, net	(314)	(65)	(501)	(203)

Income before income taxes	8,857	7,937	21,882	19,552

Income taxes	3,014	2,810	7,499	6,923

Net income	$5,843	$5,127	$14,383	$12,629

Net income per common share:
Basic	$0.32	$0.28	$0.80	$0.70
Diluted	$0.32	$0.28	$0.79	$0.69

Cash dividends paid per common share	$0.11	$0.09	$0.22	$0.18
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 31,	July 31,
(in thousands)	2007	2006

OPERATING ACTIVITIES:
Net income	$14,383	$12,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,295	2,709
Deferred income taxes	(456)	(166)
Share-based compensation expense	537	331
Change in operating assets and liabilities:
Accounts receivable	4,138	4,948
Inventories	(4,099)	(2,090)
Prepaid expenses and other current assets	(1,043)	(592)
Operating liabilities	2,509	(3,068)
Other operating activities, net	78	4

Net cash provided by operating activities	19,342	14,705

INVESTING ACTIVITIES:
Capital expenditures	(3,881)	(9,888)
Purchase of short-term investments	(1,000)	(2,000)
Sale of short-term investments	1,000	2,000
Other investing activities, net	(263)	(196)

Net cash used in investing activities	(4,144)	(10,084)

FINANCING ACTIVITIES:
Dividends paid	(3,980)	(3,258)
Purchases of treasury stock	(282)	(1,746)
Excess tax benefits on stock option exercises	311	300
Other financing activities, net	(143)	2

Net cash used in financing activities	(4,094)	(4,702)

Effect of exchange rate changes on cash	15	2

Net increase (decrease) in cash and cash equivalents	11,119	(79)

Cash and cash equivalents:
Beginning of period	6,783	9,409

End of period	$17,902	$9,330

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The January 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2007.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and six month periods ended July 31, 2007, 72,050 and 153,875 shares were excluded, respectively. For the three and six months periods ended July 31, 2006, 76,167 and 76,333 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006

Numerator:
Net income (in thousands)	$5,843	$5,127	$14,383	$12,629

Denominator:
Weighted average common shares outstanding	18,092,842	18,083,857	18,082,588	18,104,131
Weighted average stock units outstanding	9,800	4,788	7,317	2,394

Denominator for basic calculation	18,102,642	18,088,645	18,089,905	18,106,525

Weighted average common shares outstanding	18,092,842	18,083,857	18,082,588	18,104,131
Weighted average stock units outstanding	9,800	4,788	7,317	2,394
Dilutive impact of stock options	99,787	196,178	102,157	217,150

Denominator for diluted calculation	18,202,429	18,284,823	18,192,062	18,323,675

Net income per share — basic	$0.32	$0.28	$0.80	$0.70
Net income per share — diluted	$0.32	$0.28	$0.79	$0.69

(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006

Net sales
Engineered Films	$23,470	$22,530	$43,124	$45,109
Flow Controls	11,780	8,419	31,615	24,764
Electronic Systems	16,684	16,519	31,118	31,635
Aerostar	3,719	2,913	7,899	7,338

Consolidated net sales	$55,653	$50,381	$113,756	$108,846

Operating income
Engineered Films	$5,230	$6,376	$10,248	$12,277
Flow Controls	2,594	790	9,709	5,936
Electronic Systems	2,520	2,912	4,893	4,908
Aerostar	304	(306)	518	(78)

Total reportable segment income	10,648	9,772	25,368	23,043
Administrative and general expenses	(2,105)	(1,900)	(3,987)	(3,694)

Consolidated operating income	$8,543	$7,872	$21,381	$19,349

(4) Financing Arrangements
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2008 bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.4 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of July 31, 2007, January 31, 2007 or July 31, 2006.
(5) Short-term Investments
The company has invested $4.0 million in certificates of deposit and U.S. Treasury Bills with rates ranging from 4.80% to 5.25%. The investments have varying maturity dates, all of which are less than twelve months. At July 31, 2006, $2.0 million was invested in certificates of deposits and U.S. Treasury Bills with rates ranging from 4.80% to 4.85%.
(6) Dividends
The company announced on August 23, 2007, that its board of directors approved a quarterly cash dividend of 11 cents per share, payable October 15, 2007, to shareholders of record on September 25, 2007.
(7) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006

Net income	$5,843	$5,127	$14,383	$12,629
Other comprehensive income:
Foreign currency translation	36	(2)	78	7
Amortization of postretirement benefit plan actuarial losses, net of income tax of $22 and $43, respectively	38	—	77	—

Total other comprehensive income	74	(2)	155	7

Total comprehensive income	$5,917	$5,125	$14,538	$12,636

(8) Employee Retirement Benefits
The components of net periodic benefit cost for post-retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006

Service cost	$22	$21	$44	$42
Interest cost	77	70	154	140
Amortization of actuarial losses	60	59	120	118

Net periodic benefit cost	$159	$150	$318	$300

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2007	2006	2007	2006

Balance, beginning of period	$444	$838	$397	$569
Accrual for warranties	259	303	475	808
Settlements made (in cash or in kind)	(210)	(743)	(379)	(979)

Balance, end of period	$493	$398	$493	$398

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
The company files tax returns, including returns for its subsidiaries, with various federal, state and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of the date of the adoption, U.S. tax returns for fiscal years ended January 31, 2004 — 2007 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years January 31, 2003 — 2007 remain subject to examination by state and local tax authorities.
The effective tax rate for the six months ended July 31, 2007 was 34.3% versus 35.4% for the period ended July 31, 2006. An increase in the estimated U.S. federal tax deduction for income attributable to manufacturing activities accounted for most of the decrease in the effective tax rate and was partially offset by additional current year tax provisions made relating to uncertain tax positions as provided for under FIN 48.
(11) Maneuverable Canopy (MC-6) Parachute System Contracts
In April 2006, Aerostar was awarded a $5.8 million contract by the federal government to produce parachute systems for the U.S. Army Research, Development and Engineering Command (ARDEC) and in August of the same year, an add-on contract was secured for $849,000. In April 2007, a follow-on contract was awarded for $7.3 million, bringing the total amount of parachute orders to approximately $14 million. Aerostar began production of most of the components of the parachute system in March 2007. ARDEC then identified a design flaw in the canopy release assembly during field tests. In May 2007, ARDEC authorized continued production of the parachute systems absent assemblies associated with the release mechanism, as they needed to evaluate a possible re-design or replacement of the release mechanism. Additionally, Aerostar has determined that some of the materials used in $650,000 of parachute systems that have already been produced were manufactured outside the U.S. The total value of the non-compliant material in the already produced parachute systems is approximately $10,000. Although this amount is immaterial in respect to the entire parachute system, the product cannot be delivered to the government without some modification or waiver of the terms of the contracts. It is expected that these issues will be resolved, but at this time, delivery dates cannot be determined and no revenue has been recorded under the contracts.
(12) Recent Accounting Pronouncements
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
EXECUTIVE SUMMARY
The second quarter is typically the lowest quarterly reporting period for the company, reflecting the impact of the Flow Controls segment’s seasonality on consolidated results, as agricultural-related equipment sales for this segment are comparably the strongest in the first quarter. Although the second quarter is a relative low-point for the Flow Controls segment, it was the main driver of the improvements posted for net sales and earnings as compared with last year’s second quarter. For the three months ended July 31, 2007, the company reported record earnings as compared with the second quarter one year ago. Earnings grew 14.0% to $5.8 million versus $5.1 million for the three months ended July 31, 2006. Second quarter diluted earnings per share increased four cents per diluted share from 28 cents to 32 cents.
For the first half, earnings improved 13.9% to $14.4 million, or $0.79 per diluted share, as compared with $12.6 million, or $0.69 per diluted share one year ago. As with the quarter, the Flow Controls segment was the main driver of the net sales and earnings growth for the first six months. Net income as a percent of sales was 12.6% for the six-month period, up from last year’s comparable period due to the higher ratio of Flow Controls sales and profits to the overall company results, as relatively higher gross profit margins are realized on the company’s Flow Controls products. For the six-month period, the Engineered Films and Flow Controls segments combined for 79% of the company’s total operating segment income.
Net Sales
Consolidated net sales for the just-ended quarter of $55.7 million were $5.3 million, or 10.5%, higher than last year’s second quarter. While all of the operating segments reported higher revenue levels, Flow Controls accounted for most of the company’s sales improvement. Engineered Films sales for the quarter were $23.5 million, up 4.2% from last year’s second quarter and reflected growth in its pit liners supplied to the oil and gas industries, as well as vapor barriers utilized in construction activity. Flow Controls sales were $11.8 million for the second quarter, reflecting a $3.4 million, or 40.0%, increase as compared with the quarter ended July 31, 2006. Flow Controls sales rebounded from one year earlier due to an improved agricultural equipment market, specifically, equipment related to corn production, and increased second quarter deliveries of marine navigational products. Second quarter Electronic Systems revenues of $16.7 million were up slightly from last year’s $16.5 million. Aerostar increased sales 27.7%, to reach $3.7 million for the quarter just ended. Aerostar’s revenue level improved over last year’s second quarter as a result of increased research balloon sales activity and higher protective wear shipments.

For the six-month period, consolidated net sales were $113.8 million, an increase of 4.5% from $108.8 million reported one year ago. Engineered Films first half sales dropped to $43.1 million, decreasing 4.4%, or $2.0 million, from the six months ended July 31, 2006 due to disaster film shipments of $4.3 million in last year’s first half which did not recur. Flow Controls accounted for most of the sales growth for the first half, increasing sales from $24.8 million reported last year to $31.6 million, a $6.9 million improvement. An improved agricultural equipment market increased product demand, with all of the segment’s product offerings reporting higher sales levels. Deliveries of marine navigational products during the first half also contributed to the first half sales growth for the Flow Controls segment. For the six-month period, Electronic Systems sales of $31.1 million were slightly behind one year ago, decreasing 1.6%. Aerostar’s first half sales of $7.9 million exceeded the prior year by $561,000, or 7.6%, reflecting increased research balloon and protective wear deliveries.
Operating Income
Consolidated operating income increased 8.5%, or $671,000, to $8.5 million for the quarter ended July 31, 2007 as compared to the quarter ended one year earlier. Consolidated gross profit as a percentage of sales remained relatively flat at 24.1% versus 24.2%. A strong Flow Controls second quarter performance and improved results at Aerostar were partially offset by second quarter operating income shortfalls for both Engineered Films and Electronic Systems. Engineered Films operating income of $5.2 million decreased $1.1 million, or 18.0%, from last year’s second quarter due to competitive pricing pressures and increased depreciation expense. Also, last year’s second quarter results benefited from favorable resin purchases that increased gross profits as a percentage of sales. Flow Controls operating income for the quarter ended July 31, 2007 of $2.6 million more than tripled last year’s results, increasing $1.8 million due to the higher sales level. Electronic Systems quarterly operating income of $2.5 million fell short of $2.9 million reported one year ago, as decreased shipments of a relatively high-margin product line negatively affected operating margins. Aerostar operating income of $304,000 improved from last year’s second quarter operating loss of $306,000, reflecting profits on increased sales of research balloons and protective wear.
For the six-month period, consolidated operating income of $21.4 million improved $2.0 million, or 10.5%, as compared with the six months ended July 31, 2006. Year-to-date gross profit as a percentage of sales of 27.1% increased by 1.3 percentage points from the prior year’s 25.8% due to higher Flow Controls gross margins on increased sales. Engineered Films operating income of $10.2 million was affected by its lower sales level and higher depreciation charges, decreasing $2.0 million, or 16.5%, from one year ago. As a result of increased sales, Flow Controls operating income climbed to $9.7 million, up $3.8 million, or 63.6%, from one year earlier, leveraging incremental sales on a relatively fixed cost base, while Electronic Systems operating income of $4.9 million was flat on slightly lower sales. Aerostar’s operating income of $518,000 reflected a $596,000 improvement over the prior year’s $78,000 six-month loss as the segment was able to increase profits on higher sales of research balloon and protective wear.
Second quarter administrative expenses of $2.1 million increased 10.8% from $1.9 million reported for the quarter ended July 31, 2006, while year-to-date administrative expenses of $4.0 million reflect a $293,000, or 7.9%, increase from one year ago. The increases for both reporting periods were due primarily to higher compensation expense.
Interest Income and Other, Net
Interest income and other consists mainly of interest income and foreign currency transaction gain or loss. Interest income and other was $314,000 for the quarter ended July 31, 2007 which compared favorably to $65,000 reported for the prior year’s second quarter and for the first half increased from last year’s $203,000 to $501,000. Higher cash balances and interest rates for the current fiscal year as compared to one year ago increased interest income for both reporting periods.
Income Tax
Income tax expense increased from $2.8 million for the quarter ended July 31, 2006 to $3.0 million for the just-ended quarter and for the six-month period increased from last year’s $6.9 million to $7.5 million. The increases reflect higher taxable income as earnings have risen, partially offset by a lower effective tax rate for both reporting periods. The effective tax rate for the second quarter was 34.0% versus 35.4% for the quarter ended one year ago and for the first half was 34.3% as compared with 35.4%. An increase in the estimated U.S. federal tax deduction for income attributable to manufacturing activities accounted for most of the decrease in the effective tax rates and was partially offset by additional current year tax provisions made relating to uncertain tax positions as provided for under FIN 48.

Outlook
The company anticipates sales and earnings to be relatively flat for the third quarter ending October 31, 2007 as compared with last year’s third quarter. Engineered Films revenues are expected to decline in the third quarter, as $5.5 million of disaster film shipments were made in last year’s third quarter and none are projected for the upcoming quarter. A decrease in Engineered Films gross profits is expected in the third quarter as higher depreciation expense, lower sales, and unfavorable product mix negatively affect margins. All of the segment’s three new extruders were on-line as of July 31, 2007. The company expects new products and markets to utilize the additional capabilities and capacity of the new machines, although no significant impact is anticipated for the third quarter. The pace of Flow Controls sales growth is expected to moderate in the third quarter. The higher sales should increase operating income in terms of overall dollars and as a percentage of sales. The company expects a higher third quarter sales performance from Electronic Systems as compared with last year’s third quarter, but unfavorable product mix is expected to dampen the impact on operating income. Aerostar sales of research balloons and aerostats, as well as deliveries under the government protective wear contract, are expected to increase third quarter revenue above last year’s third quarter. Although the company’s sales order backlog for MC-6 parachutes remains at over $14 million, shipments under the contract continue to be on hold due to design and material sourcing issues. It is expected that these issues will be resolved, but at this time, delivery dates cannot be determined.
RESULTS OF OPERATIONS BY SEGMENT
Engineered Films
Net Sales
Sales of $23.5 million for the quarter ended July 31, 2007 were $940,000, or 4.2%, ahead of last year’s second quarter sales of $22.5 million. Vapor barrier deliveries drove the second quarter revenue increase, as industry and market share growth for this construction-film more than doubled from last year’s comparable period. Sales of temporary pit liners for the oil and gas industries showed growth over the prior year due to drilling activity remaining strong. Partially offsetting these increases were declines of manufactured housing and industrial film sales. The increase in material sold in the second quarter as compared to one year ago did not equate to an equivalent increase in sales dollars due to product mix and competitive pricing pressures.
For the first half, sales of $43.1 million were $2.0 million, or 4.4%, lower than one year earlier. Decreased manufactured housing film sales and the lack of disaster film shipments (which were $4.3 million for the first six months of last year) were partially offset by higher pit lining and vapor barrier sales.
Operating Income
Operating income of $5.2 million for the just-ended quarter was below results of one year earlier, decreasing $1.1 million, or 18.0%. Operating income for the quarter was reduced by higher depreciation expense and competitive pricing pressures. Last year’s second quarter benefited from favorable raw material purchases, which was reflected in the segment’s relatively high gross profit rate of 32.1% versus 26.2% for this year’s second quarter. Selling expenses reached $920,000 for the quarter, an increase of $72,000, or 8.5%, due to higher compensation costs and an increase in product development spending.
For the six months ended July 31, 2007, operating income of $10.2 million fell short of last year’s comparable period by $2.0 million, or 16.5%, and the gross profit margin decreased from 30.9% to 27.9%. As with the quarter, profit margins have been negatively impacted by increased depreciation charges and a more competitive pricing environment. Product mix has also affected operating income for the first half as compared with one year ago, replacing disaster film shipments with sales of lower-margin product. First half selling expenses of $1.8 million were up from one year ago, increasing 9.2%. The selling expense increase reflects higher personnel and product development costs incurred to support additional market and product expansion.
Flow Controls
Net Sales
Second quarter sales of $11.8 million were $3.4 million, or 40.0%, higher than the three months ended July 31, 2006. The improvement in the quarterly sales level included increased deliveries of marine navigational products, which increased $1.4 million, and standard sprayer control systems, specifically anhydrous ammonia controls used in corn production.
For the six months, sales of $31.6 million grew $6.9 million, or 27.7%, as compared with last year’s first half. The improved agricultural economy positively impacted all of the segment’s product categories (standard, precision, steering, and AutoboomTM ) on a year-to-date basis. Increased deliveries of standard sprayer control systems, including anhydrous ammonia control and chemical injection systems, and steering-assist products (QuickTraxTM and SmarTraxTM ) accounted for the majority of the agricultural-related equipment increase. Also boosting the revenue level for the current year were increased shipments of marine navigational systems.

Operating Income
For the quarter, operating income of $2.6 million increased $1.8 million as compared with the three months ended July 31, 2006. The profit growth was due to the effect of increasing sales on a relatively fixed cost base during the seasonally-low second quarter and was reflected in the higher gross profit rate of 33.4% versus 22.3% reported for last year’s second quarter. Second quarter selling expenses of $1.2 million were up from one year earlier, increasing $114,000, or 10.1%, due to higher compensation expense. As a percentage of sales, selling expenses were 10.6% as compared with 13.5% for the quarter ended July 31, 2006.
For the six-month period, operating income increased $3.8 million, or 63.6%, over last year’s first half results to reach $9.7 million. Gross profit as a percentage of sales was 38.9% for the current year’s first half and compared favorably to 33.6% reported for the prior year’s six-month period. Besides the positive effect that the increased sales volume had on operating income in the current year, a decrease in product warranty costs as compared with the prior year also had a favorable impact on profit results. For the six months, selling expenses were essentially flat at $2.5 million, as the prior year’s investment in the segment’s international sales effort was maintained but not expanded during the first six months of this year. Selling expenses as a percent of sales for the current year were 7.9% versus 9.9% for last year’s first half.
Electronic Systems
Net Sales
Second quarter sales for Electronic Systems of $16.7 million were up slightly as compared to last year’s $16.5 million, while on a year-to-date basis sales of $31.1 million fell short of one year ago by $517,000, or 1.6%. Decreased shipments of hand-held bed controls for both the quarter and first half were offset by increased deliveries of aviation electronics.
Operating Income
Operating income of $2.5 million for the second quarter was below results of last year at this time, decreasing $392,000, or 13.5%, on slightly higher sales volume. Second quarter gross profit margins fell from last year’s 19.2% to 17.0%. Unfavorable product mix affected the quarterly reporting period, reflecting lower sales of relatively higher margin product. Selling expenses for the just-ended quarter were $314,000 versus $263,000 in last year’s second quarter. The 19.4% increase in quarterly selling expenses was primarily due to higher personnel costs.
Operating income of $4.9 million for the first six months was flat as compared to the prior year, despite a slight drop in sales and higher selling expenses. As a percentage of sales, gross profit increased from 17.2% for the first six months of last year to 17.8%. Shipments made on a high-margin closeout order placed by a former customer, the majority of which shipped during the first quarter of the year, offset the negative impact of the second quarter’s unfavorable product mix. Selling expenses for the six-month period were $632,000, an increase of $91,000, or 16.8%, from last year’s first half due to higher personnel costs.
Aerostar
Net Sales
Second quarter revenue of $3.7 million reflected an $806,000, or 27.7%, increase from the quarter ended one year ago. Higher research balloon and protective wear sales accounted for most of the sales improvement. First half sales of $7.9 million increased 7.6%, or $561,000, from last year’s comparable period. As with the quarter, increased research balloon and protective wear deliveries contributed the majority of the sales increase. Partially offsetting this revenue growth was lower parachute product shipments.
Operating Income
Operating income for the second quarter of $304,000 compared favorably to the $306,000 loss reported for the quarter ended July 31, 2006, with gross profit as a percentage of sales reaching 13.2%. The higher sales level for the just-ended quarter was the main factor in the increased operating income. For the quarter, parachute manufacturing losses were essentially the same for the current and last year’s second quarter. Full production on the parachute contract, and subsequent shipments, have been delayed due to design and material sourcing issues. Selling expenses were down slightly as compared with last year’s second quarter, decreasing from $207,000 to $188,000.
Operating income of $518,000 for the first six months was $596,000 better than the prior year’s $78,000 loss due to higher research balloon and protective wear profits, although current year-to-date start-up costs under the MC-6 parachute contract have tempered the profit growth. As a percentage of sales, gross profit increased from 4.9% for last year’s first half to 11.5%. As with the quarter, selling expense for the first six months decreased, dropping from last year’s $441,000 to $392,000.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $19.3 million of positive cash flows in the first six months of the current fiscal year, an increase of $4.6 million from the same period of fiscal 2007 when cash flows from operating activities totaled $14.7 million. The improvement in current year operating cash flows as compared with last year’s first six months of operations was due to higher earnings and improved accounts payable aging.
The company continues to maintain a strong cash position. Total cash, cash equivalents, and short-term investments were $21.9 million as of July 31, 2007, an increase of $11.1 million as compared to the company’s January 31, 2007 cash position of $10.8 million and almost doubled the cash position of one year earlier of $11.3 million. Higher cash balances resulted from strong operating cash flows, lower capital spending, and a decrease in treasury stock purchases.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations.
Investing and Financing Activities
Cash used in investing activities totaled $4.1 million, decreasing $5.9 million for the six-month period as compared with cash used of $10.1 million for the six months ended July 31, 2006. Capital expenditures totaled $3.9 million for the current six-month period, down $6.0 million from the $9.9 million of cash used in the first six months of last year. Last year’s six month investing activities included significantly higher investments in the Engineered Films segment for additional manufacturing capacity and facilities.
Financing activities consumed $4.1 million in cash for the six months ended July 31, 2007 as compared to $4.7 million used in last year’s comparable period. The quarterly dividend increased from 9 cents to 11 cents per share, resulting in dividend payments of $4.0 million for the first half of the current year as compared to $3.3 million of dividends paid one year ago. Treasury shares purchased during the current year totaled $282,000, with 10,150 shares repurchased at an average share price of $27.82. For the prior year’s first half, 57,200 shares were purchased at an average share price of $30.53, totaling $1.7 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 31, 2007, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of July 31, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
Under a resolution from the Board of Directors dated May 22, 2007, the company was authorized to repurchase up to $2.0 million of stock on the open market. No shares were purchased during the second quarter. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
Item 3. Defaults upon Senior Securities: None
Item 4. Submission of Matters to a Vote of Security Holders:
Election of Directors
The company’s annual meeting of stockholders was held May 22, 2007. The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	16,940,221	126,380
David A. Christensen	14,670,736	2,395,865
Thomas S. Everist	16,932,913	133,688
Mark E. Griffin	16,933,064	133,537
Conrad J. Hoigaard	16,930,669	135,932
Kevin T. Kirby	16,952,589	114,012
Cynthia H. Milligan	16,929,495	137,106
Ronald M. Moquist	16,936,920	129,681
Item 5. Other Information: None
Item 6. Exhibits Filed:
31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: September 6, 2007