Form 10-Q
period 2007-10-31
RAVEN INDUSTRIES INC
filed 2007-11-30
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File: 001-07982
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 27, 2007 there were 18,119,815 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	January 31,	October 31,
(in thousands except share data)	2007	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$19,274	$6,783	$8,555
Short-term investments	4,000	4,000	2,000
Accounts receivable, net of allowances of $360, $258, and $258, respectively	35,119	31,336	27,275
Inventories:
Materials	24,268	21,709	21,254
In process	4,463	2,612	3,219
Finished goods	3,565	3,750	3,605

Total inventories	32,296	28,071	28,078
Deferred income taxes	1,982	1,761	1,777
Prepaid expenses and other current assets	2,002	1,268	1,640

Total current assets	94,673	73,219	69,325

Property, plant and equipment	79,639	75,273	73,177
Accumulated depreciation	(43,419)	(39,009)	(37,843)

Property, plant and equipment, net	36,220	36,264	35,334
Goodwill	6,840	6,604	6,571
Amortizable intangible assets, net	1,805	1,956	2,060
Other assets, net	2,665	1,721	703

TOTAL ASSETS	$142,203	$119,764	$113,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,174	$6,093	$4,800
Accrued liabilities	10,437	9,314	9,081
Income taxes payable	1,035	265	665
Customer advances	1,116	792	487

Total current liabilities	20,762	16,464	15,033

Other liabilities	7,143	5,032	2,046

Total liabilities	27,905	21,496	17,079

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,393,257, 32,306,656, 32,287,349, respectively	32,393	32,307	32,287
Paid in capital	3,207	2,341	2,119
Retained earnings	128,193	113,103	108,883
Accumulated other comprehensive income (loss)	(1,623)	(1,893)	22

	162,170	145,858	143,311

Less treasury stock, at cost, 14,277,583, 14,267,433, and 14,223,386 shares, respectively	47,872	47,590	46,397

Total shareholders’ equity	114,298	98,268	96,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$142,203	$119,764	$113,993

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands except per share data)	2007	2006	2007	2006

Net sales	$61,842	$57,435	$175,598	$166,281
Cost of goods sold	46,543	42,955	129,518	123,727

Gross profit	15,299	14,480	46,080	42,554

Selling, general and administrative expenses	4,359	3,940	13,759	12,665

Operating income	10,940	10,540	32,321	29,889

Interest income and other, net	(314)	(173)	(815)	(376)

Income before income taxes	11,254	10,713	33,136	30,265

Income taxes	3,856	3,745	11,355	10,668

Net income	$7,398	$6,968	$21,781	$19,597

Net income per common share:
Basic	$0.41	$0.39	$1.20	$1.08
Diluted	$0.41	$0.38	$1.20	$1.07

Cash dividends paid per common share	$0.11	$0.09	$0.33	$0.27
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 31,	October 31,
(in thousands)	2007	2006

OPERATING ACTIVITIES:
Net income	$21,781	$19,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,265	4,264
Deferred income taxes	(703)	(246)
Share-based compensation expense	708	433
Change in operating assets and liabilities:
Accounts receivable	(3,797)	2,066
Inventories	(4,174)	(250)
Prepaid expenses and other current assets	(492)	(546)
Operating liabilities	5,243	(4,209)
Other operating activities, net	99	(32)

Net cash provided by operating activities	23,930	21,077

INVESTING ACTIVITIES:
Capital expenditures	(5,139)	(14,223)
Purchase of short-term investments	(2,200)	(3,000)
Sale of short-term investments	2,200	3,000
Other investing activities, net	(315)	(183)

Net cash used in investing activities	(5,454)	(14,406)

FINANCING ACTIVITIES:
Dividends paid	(5,972)	(4,884)
Purchases of treasury stock	(282)	(3,007)
Excess tax benefits on stock option exercises	352	351
Other financing activities, net	(110)	11

Net cash used in financing activities	(6,012)	(7,529)

Effect of exchange rate changes on cash	27	4

Net increase (decrease) in cash and cash equivalents	12,491	(854)

Cash and cash equivalents:
Beginning of period	6,783	9,409

End of period	$19,274	$8,555

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form
10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine month periods ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending January 31, 2008. The January 31, 2007 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2007.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. There were no shares excluded for the three month period ended October 31, 2007. For the nine month period ended October 31, 2007, 71,800 shares were excluded. For the three and nine month periods ended October 31, 2006, 74,833 and 75,833 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2007	2006	2007	2006

Numerator:
Net income (in thousands)	$7,398	$6,968	$21,781	$19,597

Denominator:
Weighted average common shares outstanding	18,107,868	18,070,242	18,091,002	18,092,866
Weighted average stock units outstanding	9,828	4,803	8,154	3,197

Denominator for basic calculation	18,117,696	18,075,045	18,099,156	18,096,063

Weighted average common shares outstanding	18,107,868	18,070,242	18,091,002	18,092,866
Weighted average stock units outstanding	9,828	4,803	8,154	3,197
Dilutive impact of stock options	122,926	172,337	103,838	202,059

Denominator for diluted calculation	18,240,622	18,247,382	18,202,994	18,298,122

Net income per share — basic	$0.41	$0.39	$1.20	$1.08
Net income per share — diluted	$0.41	$0.38	$1.20	$1.07
(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. The results of these segments are shown on the following table:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2007	2006	2007	2006

Net sales
Engineered Films	$21,700	$26,230	$64,824	$71,339
Flow Controls	16,081	10,335	47,696	35,099
Electronic Systems	20,245	17,641	51,363	49,276
Aerostar	3,816	3,229	11,715	10,567

Consolidated net sales	$61,842	$57,435	$175,598	$166,281

Operating income
Engineered Films	$4,009	$6,851	$14,257	$19,128
Flow Controls	4,889	2,117	14,598	8,053
Electronic Systems	3,528	3,012	8,421	7,920
Aerostar	299	147	817	69

Total reportable segment income	12,725	12,127	38,093	35,170
Administrative and general expenses	(1,785)	(1,587)	(5,772)	(5,281)

Consolidated operating income	$10,940	$10,540	$32,321	$29,889

(4) Financing Arrangements
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2008 bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.4 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of October 31, 2007, January 31, 2007 or October 31, 2006.
(5) Short-term Investments
The company has invested $4.0 million in certificates of deposit with rates ranging from 5.05% to 5.20%. The investments have varying maturity dates, all of which are less than twelve months. At January 31, 2007, $4.0 million was invested in certificates of deposits and U.S. Treasury Bills with rates ranging from 5.00% to 5.25%. At October 31, 2006, $2.0 million was invested in certificates of deposit and U.S. Treasury Bills with rates ranging from 4.80% to 5.00%.
(6) Dividends
The company announced on November 19, 2007, that its board of directors approved a quarterly cash dividend of 11 cents per share, payable January 15, 2008, to shareholders of record on December 24, 2007.
(7) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2007	2006	2007	2006

Net income	$7,398	$6,968	$21,781	$19,597
Other comprehensive income:
Foreign currency translation adjustment	75	2	154	9
Amortization of postretirement benefit plan actuarial losses, net of income tax of $21 and $63, respectively	39	—	116	—

Total other comprehensive income	114	2	270	9

Total comprehensive income	$7,512	$6,970	$22,051	$19,606

(8) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2007	2006	2007	2006

Service cost	$22	$21	$67	$63
Interest cost	77	70	230	210
Amortization of actuarial losses	60	59	179	177

Net periodic benefit cost	$159	$150	$476	$450

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2007	2006	2007	2006

Balance, beginning of period	$493	$398	$397	$569
Accrual for warranties	337	200	812	1,008
Settlements made (in cash or in kind)	(349)	(216)	(728)	(1,195)

Balance, end of period	$481	$382	$481	$382

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
As of October 31, 2007, the company has approximately $1.9 million of total gross unrecognized tax benefits. Of this total, $1.3 million (net of tax benefits available in other jurisdictions) represents the amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. The entire liability for unrecognized tax benefits is classified as non-current as no payments are expected in the coming year.
The effective tax rate for the nine months ended October 31, 2007 was 34.3% versus 35.2% for the period ended October 31, 2006. An increase in the estimated U.S. federal tax deduction for income attributable to manufacturing activities accounted for most of the decrease in the effective tax rate and was partially offset by additional current year tax provisions made relating to uncertain tax positions as provided for under FIN 48.

(11) Maneuverable Canopy (MC-6) Parachute System Contracts
In April 2006, Aerostar was awarded a $5.8 million contract by the federal government to produce parachute systems for the U.S. Army Research, Development and Engineering Command (RDECOM). Additional contracts of $846,000 and $7.3 million were awarded in August 2006 and April 2007, respectively, bringing the total amount of parachute orders to approximately $14 million. Aerostar began parachute production in March 2007. During subsequent field tests, RDECOM identified a flaw in their design of the canopy release assembly and halted production of the affected components pending re-design. RDECOM authorized continued production of the main canopies with initial shipments beginning in the fourth quarter. Additionally, Aerostar determined that the production of $650,000 of canopies included approximately $10,000 of material that was manufactured outside the U.S. The $10,000 cost of non-compliant material was expensed. In October 2007, the Defense Contract Management Agency issued procedures for the acceptance of this non-compliant product. Consequently, Aerostar will ultimately deliver all of the product containing non-compliant material, but as of October 31, 2007 no shipments had been made.
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
EXECUTIVE SUMMARY
Record earnings for the three months ended October 31, 2007 of $7.4 million improved 6.2% as compared with earnings of $7.0 million for the three months ended October 31, 2006. Third quarter diluted earnings per share increased three cents per share from 38 cents to 41 cents. Flow Controls reported strong operating results for the third quarter and drove the company’s increases in sales and earnings. Electronic Systems and Aerostar also reported sales and profit growth for the quarter as compared with one year ago, while Engineered Films fell short of last year’s third quarter results.
For the nine month period, net income rose 11.1% to $21.8 million, or $1.20 per diluted share, as compared with $19.6 million, or $1.07 per diluted share one year ago. As with the quarter, the Flow Controls segment was the main driver of the net sales and earnings growth for the first nine months. Partially offsetting this growth was the expected downturn in Engineered Films sales and profits as compared with last year. Net income as a percent of sales was 12.4% for the nine month period, up from 11.8% reported one year ago due to the higher ratio of Flow Controls sales and profits to the overall company results, as relatively higher gross profit margins are realized on the company’s Flow Controls products.
Net Sales
Consolidated net sales for the just-ended quarter of $61.8 million were $4.4 million, or 7.7%, higher than last year’s third quarter, with Flow Controls and Electronic Systems pushing the revenue growth. Flow Controls third quarter sales rose $5.7 million over last year’s third quarter, reaching $16.1 million, a 55.6% improvement. Flow Controls experienced solid demand across all product lines reflecting an improved agricultural equipment market, specifically equipment related to corn production. Electronic Systems revenues of $20.2 million were up 14.8%

versus one year earlier due to increased deliveries of secure communication and aviation electronics. Engineered Films sales for the quarter were $21.7 million, a decrease of $4.5 million from last year’s third quarter. Disaster film revenue of $5.5 million was included in the prior year’s third quarter and did not recur in the most recent quarter. Aerostar increased sales 18.2% over last year’s $3.2 million, reaching $3.8 million for the quarter just ended. Aerostar’s revenue level improved over last year’s third quarter due to the fulfillment of a large, tethered aerostat order during the quarter.
For the nine months ended October 31, 2007, consolidated net sales climbed to $175.6 million, a $9.3 million, or 5.6%, increase from last year’s $166.3 million. Flow Controls was the main driver of the year-to-date sales growth and, combined with revenue increases reported for Electronic Systems and Aerostar, offset lower Engineered Films sales. Flow Controls sales of $47.7 million improved $12.6 million, or 35.9%, due to an improved agricultural equipment market increasing product demand, higher deliveries of marine navigational products, and an increase in international sales activity. For the nine months, Electronic Systems sales rose 4.2% to $51.4 million as compared with $49.3 million one year ago, while Aerostar’s year-to-date sales of $11.7 million showed an improvement of $1.1 million, or 10.9% . Engineered Films nine month sales dropped 9.1% to $64.8 million versus $71.3 million at this time last year due primarily to the lack of disaster film deliveries, which in contrast totaled $9.9 million for last year’s nine month period.
Operating Income
Third quarter consolidated operating income of $10.9 million increased 3.8%, or $400,000, as compared with the quarter ended one year earlier, while gross profit as a percentage of sales declined slightly from 25.2% to 24.7%. A strong Flow Controls third quarter performance together with profit growth reported for both Electronic Systems and Aerostar, offset an Engineered Films operating income shortfall of $2.8 million. Flow Controls operating income for the quarter ended October 31, 2007 of $4.9 more than doubled last year’s results, increasing $2.8 million due to the higher sales level. Electronic Systems third quarter operating income of $3.5 million reflects a 17.1%, or $516,000, increase over the year-ago quarter on higher sales volume, while Aerostar quarterly operating income grew $152,000. Engineered Films operating income of $4.0 million decreased $2.8 million, or 41.5%, from last year’s third quarter due to lower sales, increased raw material costs with no corresponding selling price adjustment and higher depreciation expense.
Consolidated operating income for the nine month period reached $32.3 million, an increase of $2.4 million, or 8.1%, versus last year’s comparable period, while gross profit as a percentage of sales increased from 25.6% to 26.2%. Flow Controls continues to be the main driver of the year-to-date profit increase, improving operating income by $6.5 million as compared with the nine months ended October 31, 2006. Leveraging higher sales volume on the existing manufacturing cost base enabled the segment to realize 81.3% profit growth on a 35.9% revenue increase. Engineered Films operating income of $14.3 million decreased $4.9 million, or 25.5% from one year ago, reflecting a lower sales level, increased raw material costs, and higher depreciation expense. Electronic Systems operating income of $8.4 million was up $501,000 as a result of higher sales volume, while Aerostar reported $817,000 of year-to-date operating income, an improvement of $748,000 over the prior year.
Third quarter administrative expenses of $1.8 million increased 12.5% from $1.6 million reported for the quarter ended October 31, 2006, while year-to-date administrative expenses of $5.8 million reflect a $491,000, or 9.3%, increase from one year ago. The increases for both reporting periods were due primarily to higher compensation expense.
Interest Income and Other, Net
Interest income and other consists mainly of interest income and foreign currency transaction gain or loss. Interest income and other was $314,000 for the quarter ended October 31, 2007 which compared favorably to $173,000 reported for the prior year’s third quarter. For the most recent nine months, interest income and other more than doubled last year’s $376,000 to reach $815,000. Higher cash balances as compared to one year ago increased interest income for both reporting periods.
Income Tax
Income tax expense increased from $3.7 million for the quarter ended October 31, 2006 to $3.9 million for the just-ended quarter and for the nine month period increased from last year’s $10.7 million to $11.4 million. The increases reflect higher taxable income as earnings have risen, partially offset by a lower effective tax rate for both reporting periods. The effective tax rate for the third quarter and the nine month period was 34.3% versus 35.0% for the quarter ended one year ago and 35.2% for last year’s first nine months. An increase in the estimated U.S. federal tax deduction for income attributable to manufacturing activities accounted for most of the decrease in the effective tax rates and was partially offset by additional current year tax provisions made relating to uncertain tax positions as provided for under FIN 48.

Outlook
The company anticipates sales and earnings to be up for the fourth quarter ending January 31, 2008 as compared with last year’s comparable quarter and as a result, expects record sales and earnings for fiscal 2008. Engineered Films revenues are expected to be relatively flat in the upcoming quarter, though a decrease in operating income is anticipated as higher raw material costs and competitive pricing pressures continue. With the additional capabilities and capacity of the new extrusion equipment recently placed into service, Engineered Films continues to position itself for future revenue and profit growth, although no significant impact is anticipated for the next few quarters. Benefitting from the strong agricultural market and the resulting demand for Flow Controls products, sales growth for this segment versus last year’s fourth quarter is expected to be significant. The higher sales should increase divisional operating income in terms of overall dollars and as a percentage of sales. An Electronic Systems customer, which accounted for $8 million in sales in fiscal 2007, was recently acquired and will be moving its manufacturing elsewhere. While closeout orders may benefit the fourth quarter, the company expects Electronic Systems will show lower sales and profits in fiscal 2009. Aerostar sales of high-altitude research balloons, as well as initial deliveries under the government protective wear and MC-6 parachute contracts, are expected to increase fourth quarter revenue above last year’s fourth quarter. Fourth quarter operating income for Aerostar, despite the revenue growth, is anticipated to be flat versus the same time last year due to lower margins expected on the initial government contract shipments.
Overall, the company expects modest sales and income growth for the fourth quarter and growth in fiscal 2009 to be similar to fiscal 2008.
RESULTS OF OPERATIONS BY SEGMENT
Engineered Films
Net Sales
Sales of $21.7 million for the quarter ended October 31, 2007 were $4.5 million, or 17.3%, behind the $26.2 million mark posted one year ago. Last year’s third quarter sales included $5.5 million of disaster film shipments. Excluding the disaster film sales, third quarter sales were up 4.0% due to revenue growth in the segment’s energy market. Drilling activity in the oil and gas industries remained strong during the quarter and as a result, increased demand for temporary pit liners.
Sales of $64.8 million for the first nine months represent a $6.5 million, or 9.1%, decline in revenue as compared with the prior year. Lower disaster film shipments of $9.9 million and a decrease in industrial market sales have been partially offset by higher sales of pit liners used in the energy sector and an increase in vapor barrier deliveries. Competitive pricing pressures have hampered revenue growth for the fiscal year. Selling prices were down approximately 4% from last year’s comparable period as a result of lower product pricing.
Operating Income
Operating income of $4.0 million for the just-ended quarter was below results of one year earlier, decreasing $2.8 million, or 41.5%, and in addition, gross profit as a percent of sales dropped from 29.2% to 22.5%. An increase in resin cost that was not passed on to customers in the form of higher selling prices, lower sales volume, and higher depreciation expense negatively impacted operating income and gross margins for the quarter. Selling expenses reached $877,000 for the quarter, an increase of $63,000, or 7.7%, due to new product development spending.
For the nine months ended October 31, 2007, operating income of $14.3 million fell behind the prior year’s comparable period by 25.5% and the gross profit margin decreased from 30.3% to 26.1%. As with the quarter, profit margins have been negatively impacted by a more competitive pricing environment as higher input costs have not equated to increased selling prices due to competitors selling excess film capacity into the segment’s markets. Product mix has also affected operating income for the nine months as compared with one year ago, replacing disaster film shipments with sales of lower-margin product. Increased depreciation expense and start-up costs related to the new extrusion lines contributed to the decrease in year-to-date operating income for Engineered Films. Nine month selling expenses of $2.7 million were up from one year ago, increasing $215,000, or 8.7%. Like the third quarter, the year-to-date selling expense increase reflects product introduction and development costs incurred to support additional market and product expansion.

Flow Controls
Net Sales
Third quarter sales rose to $16.1 million, a $5.7 million, or 55.6%, improvement over last year’s third quarter. While all product lines (standard, precision, steering, and AutoboomTM) reflected significant revenue growth for the quarter due to the strong agricultural economy, standard sprayer systems reported the largest increase in sales. Anhydrous ammonia control systems used in corn production accounted for the majority of revenue growth within the standard sprayer system product group.
For the nine months, sales of $47.7 million reflect $12.6 million, or 35.9%, of revenue growth versus one year ago. The main driver of the sales improvement was the favorable agricultural market environment. As with the quarter, the strong farm economy has pushed product sales higher in all of the segment’s product groups, with standard sprayer control systems contributing significantly to the growth. Supplementing the higher domestic agricultural revenue for the current nine month period have been increases in international agricultural sales and marine navigation system deliveries.
Operating Income
Third quarter operating income of $4.9 million more than doubled last year’s third quarter, increasing $2.8 million. The profit growth was due to higher sales volume and the effect of leveraging the increased sales on a relatively fixed cost base. Likewise, gross profit as a percent of sales increased from 30.6% one year ago to 38.2% for the just-ended quarter. For the first half of the fiscal year, selling expenses had been relatively flat as compared to last year. In contrast, third quarter selling expenses of $1.2 million were up from one year earlier, increasing $205,000, or 19.7%, due to higher compensation expense to support current and future revenue growth. As a percentage of sales, selling expenses were 7.8% as compared with 10.1% for the quarter ended October 31, 2006.
For the nine month period, operating income increased $6.5 million, or 81.3%, over last year’s first nine months to reach $14.6 million. Year-to-date gross profit as a percentage of sales was 38.7% and compared favorably to 32.7% reported at this time last year. As with the quarter, the increased sales volume for the nine month period had a positive effect on operating income and gross margins, with strong margins realized due to favorable plant utilization and leveraging the existing manufacturing cost base against higher revenue. For the nine months, selling expenses reached $3.7 million, an increase of $260,000, or 7.5%. The selling expense increase was due to higher compensation expense related to domestic selling efforts, as the investment in the segment’s international sales initiatives was maintained during the first nine months of the year but not expanded. Selling expenses as a percent of sales for the current year were 7.8% versus 9.9% for last year’s nine months.
Electronic Systems
Net Sales
Segment sales of $20.2 million for the just-ended quarter were $2.6 million ahead of the prior year’s third quarter, an improvement of 14.8%. On a year-to-date basis, revenue reached $51.4 million, up $2.1 million, or 4.2%, from one year earlier. Increased deliveries of secure communication and aviation electronics for the quarter and first nine months offset the decline in shipments of hand-held bed controls.
Operating Income
Electronic Systems reported an operating income increase of $516,000, or 17.1%, over last year’s third quarter, with profits reaching $3.5 million versus $3.0 million. The increased sales volume accounted for the favorable profit variance as the current year’s third quarter gross profit margin of 18.8% was flat compared to a year ago. Selling expenses for the just-ended quarter were down $32,000 to $269,000 versus $301,000 in last year’s third quarter.
Higher sales pushed the segment’s nine month operating income of $8.4 million over the prior year by $501,000, or 6.3%. As a percentage of sales, gross profit increased from 17.8% for the first nine months of last year to 18.1%. Year-to-date shipments made on a high-margin closeout order placed by a former customer were the primary cause of the increase, offsetting an otherwise unfavorable product mix. Selling expenses for the nine month period were $901,000, an increase of $59,000 from last year’s first nine months due to higher personnel costs.
Aerostar
Net Sales
Third quarter sales of $3.8 million were $587,000, or 18.2%, more than revenue reported for the quarter ended one year ago. A large tethered aerostat shipment was made during the quarter which accounted for the sales improvement. For the nine month period, current year sales of $11.7 million were favorable as compared with the prior year, increasing 10.9%, or $1.1 million. In addition to the large aerostat shipment made during the quarter, higher research balloon sales contributed to the year-to-date revenue growth. Partially offsetting this sales growth was lower parachute product shipments.

Operating Income
Operating income for the third quarter increased $152,000 to $299,000 when compared to operating income for the quarter ended October 31, 2006, with gross profit as a percentage of sales improving from 10.6% to 12.3%. The higher sales level for the just-ended quarter and improvements in efficiencies and plant utilization on the MC-6 parachute contract were the main factors in the increased operating income. Selling expenses were down as compared with last year’s third quarter, decreasing from $195,000 to $171,000.
For the nine months, operating income of $817,000 exceeded the prior year’s comparable period by $748,000 due to higher research balloon and protective wear profits partially offset by year-to-date start-up costs under the MC-6 parachute contract. As a percentage of sales, gross profit increased from 6.7% for last year’s first nine months to 11.8%. Selling expense for the first nine months decreased, dropping from last year’s $636,000 to $564,000.
LIQUIDITY AND CAPITAL RESOURCES
Operating Activities and Cash Position
Operations generated $23.9 million of positive cash flows in the first nine months of the current fiscal year, an increase of $2.9 million from the same period of fiscal 2007 when cash flows from operating activities totaled $21.1 million. The improvement in current year operating cash flows as compared with last year’s first nine months of operations was due to higher earnings, improved accounts payable aging and an increase in accrued liabilities. Partially offsetting these positive operating cash flows was cash consumed in financing higher accounts receivable and inventory levels as of October 31, 2007 versus one year ago.
The company continues to maintain a strong cash position. Total cash, cash equivalents, and short-term investments were $23.3 million as of October 31, 2007, an increase of $12.5 million as compared to the company’s January 31, 2007 cash and investments balance of $10.8 million and more than doubled the cash and investments position of one year earlier of $10.6 million. Higher cash balances resulted from strong operating cash flows, lower capital spending, and a decrease in treasury stock purchases.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations.
Investing and Financing Activities
Cash used in investing activities totaled $5.5 million, decreasing $9.0 million for the nine month period as compared with cash used of $14.4 million for the nine months ended October 31, 2006. Year-to-date capital expenditures totaled $5.1 million, down $9.1 million from the $14.2 million of cash used in the first nine months of last year. Last year’s nine month investing activities included significantly higher investments in the Engineered Films segment for additional manufacturing capacity and facilities.
Financing activities consumed $6.0 million in cash for the nine months ended October 31, 2007 as compared to $7.5 million used in last year’s comparable period. The quarterly dividend increased from 9 cents to 11 cents per share, resulting in dividend payments of $6.0 million for the first nine months of the current year as compared with $4.9 million of dividends paid one year ago. Treasury shares purchased during the current year totaled $282,000, with 10,150 shares repurchased at an average share price of $27.82. At this time last year, 102,200 shares were purchased at an average share price of $29.43, totaling $3.0 million.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company has no debt. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the company has utilized derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the US dollar. The use of these financial instruments had no material effect on the company’s financial condition, results of operations or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 31, 2007, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of October 31, 2007.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
Under a resolution from the Board of Directors dated May 22, 2007, the company was authorized to repurchase up to $2.0 million of stock on the open market. No shares were purchased during the third quarter. The Board of Directors has renewed these authorizations quarterly; there is no assurance the Board will continue this practice.
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

Date: November 30, 2007