Form 10-Q
period 2008-04-30
RAVEN INDUSTRIES INC
filed 2008-06-03
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 31, 2008 there were 18,044,235 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I – FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30,	January 31,	April 30,
(in thousands except share data)	2008	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$18,332	$21,272	$11,660
Short-term investments	3,300	1,500	4,000
Accounts receivable, net of allowances of $342, $293, and $258, respectively	50,015	36,538	34,841
Inventories:
Materials	29,250	27,923	22,213
In process	3,661	3,631	3,594
Finished goods	4,315	4,975	2,805

Total inventories	37,226	36,529	28,612
Deferred income taxes	2,274	2,075	1,794
Prepaid expenses and other current assets	3,616	2,955	2,282

Total current assets	114,763	100,869	83,189

Property, plant and equipment	80,807	80,313	77,430
Accumulated depreciation	(46,194)	(44,570)	(40,259)

Property, plant and equipment, net	34,613	35,743	37,171
Goodwill	7,057	6,902	6,737
Amortizable intangible assets, net	1,652	1,732	1,905
Other assets, net	2,440	2,615	2,321

TOTAL ASSETS	$160,525	$147,861	$131,323

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,691	$8,374	$7,706
Accrued liabilities	11,047	12,804	7,674
Income taxes payable	5,647	—	4,067
Customer advances	340	930	838

Total current liabilities	28,725	22,108	20,285

Other liabilities	7,734	7,478	6,806

Total liabilities	36,459	29,586	27,091

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,413,717; 32,408,096; 32,367,610, respectively	32,414	32,408	32,368
Paid in capital	3,635	3,436	2,611
Retained earnings	140,747	132,219	118,938
Accumulated other comprehensive income (loss)	(1,581)	(1,606)	(1,813)

	175,215	166,457	152,104
Less treasury stock, at cost, 14,386,683; 14,287,583; and 14,277,583 shares, respectively	51,149	48,182	47,872

Total shareholders’ equity	124,066	118,275	104,232

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,525	$147,861	$131,323

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands except per share data)	2008	2007

Net sales	$75,166	$58,103
Cost of goods sold	53,151	40,729

Gross profit	22,015	17,374

Selling, general and administrative expenses	5,374	4,536

Operating income	16,641	12,838

Interest income and other, net	(118)	(187)

Income before income taxes	16,759	13,025

Income taxes	5,877	4,485

Net income	$10,882	$8,540

Net income per common share:
Basic	$0.60	$0.47
Diluted	$0.60	$0.47

Cash dividends paid per common share	$0.13	$0.11
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$10,882	$8,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,820	1,492
Deferred income taxes	(63)	(117)
Share-based compensation expense	192	178
Change in operating assets and liabilities:
Accounts receivable	(13,541)	(3,426)
Inventories	(702)	(524)
Prepaid expenses and other current assets	(992)	(1,081)
Operating liabilities	7,492	4,688
Other operating activities, net	35	(12)

Net cash provided by operating activities	5,123	9,738

INVESTING ACTIVITIES:
Capital expenditures	(974)	(2,382)
Purchase of short-term investments	(2,100)	(1,000)
Sale of short-term investments	300	1,000
Other investing activities, net	45	(50)

Net cash used in investing activities	(2,729)	(2,432)

FINANCING ACTIVITIES:
Dividends paid	(2,353)	(1,990)
Purchases of treasury stock	(2,966)	(282)
Other financing activities, net	(13)	(159)

Net cash used in financing activities	(5,332)	(2,431)

Effect of exchange rate changes on cash	(2)	2

Net (decrease) increase in cash and cash equivalents	(2,940)	4,877

Cash and cash equivalents:
Beginning of period	21,272	6,783

End of period	$18,332	$11,660

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009. The January 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2008.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three months ended April 30, 2008, and 2007, 226,950 and 154,000 options, respectively, were excluded from the diluted net income per-share calculation. Details of the computation are presented below:

	Three Months Ended
	April 30,	April 30,
	2008	2007

Numerator:
Net income (in thousands)	$10,882	$8,540

Denominator:
Weighted average common shares outstanding	18,093,008	18,072,448
Weighted average stock units outstanding	9,893	4,834

Denominator for basic calculation	18,102,901	18,077,282

Weighted average common shares outstanding	18,093,008	18,072,448
Weighted average stock units outstanding	9,893	4,834
Dilutive impact of stock options	51,002	102,906

Denominator for diluted calculation	18,153,903	18,180,188

Net income per share – basic	$0.60	$0.47
Net income per share – diluted	$0.60	$0.47
(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure and reflect the organization of the company into the three Raven divisions, each with a Divisional Vice President, and its Aerostar subsidiary. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. At the beginning of fiscal 2009, the company revised the measurement of each segments sales and operating income to reflect increased intersegment activity.

The measurement now includes transactions between operating segments and intersegment transactions are eliminated in a separate caption entitled “intersegment eliminations” to arrive at consolidated sales and operating income. First quarter intersegment sales were primarily from Electronic Systems to Flow Controls. All prior year measurements of segment sales and operating income are presented on a consistent basis for comparative purposes. The results for these segments follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2008	2007

Net sales
Engineered Films	$22,005	$19,654
Flow Controls	34,846	19,835
Electronic Systems	13,279	14,472
Aerostar	6,019	4,180
Intersegment eliminations	(983)	(38)

Consolidated net sales	$75,166	$58,103

Operating income
Engineered Films	$3,864	$5,018
Flow Controls	13,546	7,115
Electronic Systems	640	2,373
Aerostar	806	214
Intersegment eliminations	(29)	—

Total reportable segment income	18,827	14,720
Administrative and general expenses	(2,186)	(1,882)

Consolidated operating income	$16,641	$12,838

Fiscal 2008 quarterly measurements of segment sales and operating income are presented below:

	Three Months Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
(in thousands)	2007	2007	2007	2008	2008

Net sales
Engineered Films	$19,654	$23,670	$21,803	$20,189	$85,316
Flow Controls	19,835	11,780	16,081	16,595	64,291
Electronic Systems	14,472	16,707	20,308	16,500	67,987
Aerostar	4,180	3,719	3,827	5,564	17,290
Intersegment eliminations	(38)	(223)	(177)	(489)	(927)

Consolidated net sales	$58,103	$55,653	$61,842	$58,359	$233,957

Operating income
Engineered Films	$5,018	$5,283	$3,992	$3,446	$17,739
Flow Controls	7,115	2,594	4,889	4,504	19,102
Electronic Systems	2,373	2,520	3,528	1,944	10,365
Aerostar	214	304	299	689	1,506
Intersegment eliminations	—	(53)	17	(64)	(100)

Total reportable segment income	14,720	10,648	12,725	10,519	48,612
Administrative and general expenses	(1,882)	(2,105)	(1,785)	(1,695)	(7,467)

Consolidated operating income	$12,838	$8,543	$10,940	$8,824	$41,145

(4) Financing Arrangements
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2008 bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of April 30, 2008, January 31, 2008 or April 30, 2007, and $6.7 million was available at April 30, 2008.

(5) Dividends
The company announced on May 21, 2008, that its board of directors approved a quarterly cash dividend of 13 cents per share, payable July 15, 2008 to shareholders of record on June 25, 2008.
(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2008	2007

Net income	$10,882	$8,540
Other comprehensive income (loss):
Foreign currency translation	(12)	42
Amortization of postretirement benefit plan actuarial losses, net of income tax of $20 and $21, respectively	37	39

Total other comprehensive income	25	81

Total comprehensive income	$10,907	$8,621

(7) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2008	2007

Service cost	$17	$22
Interest cost	90	77
Amortization of actuarial losses	57	60

Net periodic benefit cost	$164	$159

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2008	2007

Balance, beginning of period	$684	$397
Accrual for warranties	459	216
Settlements made (in cash or in kind)	(350)	(169)

Balance, end of period	$793	$444

(9) Recent Accounting Pronouncements
At the beginning of fiscal 2009, the company adopted SFAS No. 157, Fair Value Measurement.  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The adoption of SFAS No. 157 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not anticipate that the adoption of SFAS No. 161 will have a material effect on its consolidated results of operations, financial condition, or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three months ended April 30, 2008 and April 30, 2007, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2008.
EXECUTIVE SUMMARY
Business Overview
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. The company operates in four business segments: Engineered Films, Flow Controls, Electronic Systems and Aerostar. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agriculture applications. Flow Controls, including Raven Canada and Raven GmbH (Europe), provides electronic and Global Positioning System (GPS) products for the precision agriculture, marine navigation and other niche markets. Electronic Systems is a total-solutions provider of electronics manufacturing services. Aerostar manufactures military parachutes, protective wear, custom-shaped inflatable products and high-altitude aerostats for government and commercial research.
First-Quarter Summary
Significant financial items related to the first quarter of fiscal 2009 include:
•	Diluted earnings per share of $0.60 increased $0.13 (28%) from $0.47 per share in the first quarter of fiscal 2008.

•	Net sales of $75.2 million increased $17.1 million (29%) compared to $58.1 million in the first quarter of fiscal 2008. The increase was a result of the outstanding performance of Flow Controls and solid performances of Engineered Films and Aerostar.

•	Net income increased 27% to $10.9 million compared to $8.5 million in the first quarter of fiscal 2008.

•	Gross profit as a percentage of net sales decreased from 29.9% in the first quarter of fiscal 2008 to 29.3% for the first quarter of fiscal 2009 reflecting gross margin contraction in Engineered Films and Electronic Systems which was partially offset by gross margin expansion in Flow Controls and Aerostar.

•	The company generated operating cash flow of $5.1 million versus operating cash flow of $9.7 million in the first quarter of fiscal 2008 as cash was used to finance higher inventory and accounts receivable balances. Flow Controls accounts receivable balance peaks in the first quarter due to seasonality and extended payment terms in the agricultural market.

•	The company paid $3.0 million to repurchase shares of common stock and paid dividends of $2.4 million.
RESULTS OF OPERATIONS
Net Sales
For the quarter ended April 30, 2008, net sales increased $17.1 million (29%) to $75.2 million from $58.1 million for the quarter ended April 30, 2007. The increase was driven primarily by higher than anticipated sales of Flow Controls products. Additionally, Engineered Films and Aerostar posted higher sales which were partially offset by a decrease in Electronic Systems sales. Engineered Films sales for the quarter ended April 30, 2008 increased $2.4 million (12%) to $22.0 million from $19.7 million for the quarter ended April 30, 2007 due to higher sales to the energy and industrial markets partially offset by a decrease in building system and geomembrane sales. Flow Controls sales for the first quarter of fiscal 2009 increased $15.0 million (76%) to $34.8 million from $19.8 million for the first quarter of fiscal 2008. The strong results reflect increased customer demand for Flow Controls products, and increased market penetration in select international markets driven by healthy worldwide farm conditions and new product introductions. First quarter Electronic Systems sales decreased $1.2 million (8%) to $13.3 million from $14.5 million for the same period last fiscal year due to difficult comparables as the year ago quarter included non-recurring sales to a former customer and sales to a customer which was subsequently lost through an acquisition. Additionally, the positive impact of increased shipments of secure communication and avionic electronics was offset by a decrease in hand-held bed control shipments arising from a sluggish home construction market. Aerostar sales increased $1.8 million (44%) to $6.0 million for the first quarter of fiscal 2009 from $4.2 million for the first quarter of fiscal 2008 due to increased shipments of MC-6 U.S. Army parachutes and research balloons which were partially offset by a decrease in protective wear shipments.
Operating Income
For the quarter ended April 30, 2008, operating income increased $3.8 million (30%) to $16.6 million from $12.8 million for the quarter ended April 30, 2007. A strong profit performance in Flow Controls, together with increased Aerostar operating income, offset lower Engineered Films and Electronic Systems results. Engineered Films operating income for the quarter ended April 30, 2008 decreased 23% to $3.9 million from $5.0 million for the quarter ended April 30, 2007. The decrease in operating income is attributable to increased plastic resin costs, the primary component of plastic films, and competitive pricing pressures in a soft construction market. Flow Controls operating income for the first quarter of fiscal 2009 increased $6.4 million (90%) to $13.5 million from $7.1 million for the first quarter of fiscal 2008. The strong results reflect positive operating leverage generated through increased sales. Electronic Systems first quarter operating income decreased $1.7 million (73%) to $640,000 from $2.4 million for the first quarter of fiscal 2008 due to reduced sales. Additionally, profit margins were negatively impacted by a shift in product mix from higher margin products to secure communication and avionic electronics. Aerostar’s fiscal 2009 first quarter operating income increased to $806,000 from $214,000 in the first quarter of fiscal 2008 due to parachute shipments under the two-year $18 million MC-6 U.S. Army parachute contract.
Administrative expenses increased 16% to $2.2 million, or 2.9% of net sales in the first quarter of 2009, compared to $1.9 million, or 3.2% of net sales in the first quarter of fiscal 2008. The comparative increase was due primarily to higher compensation costs and professional service fees.
Interest Income and Other, Net
During the first three months of fiscal 2009, non-operating income of $118,000 decreased $69,000 (37%) as compared to the similar period last year. The decline is due to increased interest income offset by foreign exchange losses. Interest income increased 29% to $173,000 for the first quarter of fiscal 2009 compared to $134,000 for the first quarter of fiscal 2008, primarily due to higher average cash, cash equivalent, and short-term investment balances, partially offset by a decrease in the average portfolio yield.
Income Tax
The effective tax rate for the first quarter of fiscal 2009 was 35.1% versus an effective tax rate of 34.4% for the first quarter of fiscal 2008. The increase in the rate was mainly due to the expiration of the U.S. research and development tax credit.
Outlook
After a strong start to fiscal 2009, second quarter growth is expected to moderate due to a seasonally smaller impact of Flow Controls on consolidated results. Management does expect another record year of sales, earnings, and operating cash flows.
Engineered Films has strong long-term growth prospects through increased penetration of existing markets and the introduction of innovative products. Rising resin prices and increased competition in some market niches have resulted in lower margins; however, gross margins appear to have stabilized. Gross margins steadily declined from 30.0% in the first quarter of fiscal 2008 to 26.2%, 22.3%, and 20.6% in the second, third, and fourth quarters respectively of fiscal 2008. Engineered Films posted margins of 22.3% in the first quarter of fiscal 2009. Engineered Films expects a modest year-over-year increase in sales for the second quarter of fiscal 2009; however, operating income is expected to continue to see the impact of higher resin costs and competitive pricing pressure.
Flow Controls has been the beneficiary of a strong agricultural market optimizing this opportunity by capitalizing on strong brand recognition, industry leading service and new products. Management expects Flow Controls to post favorable sales and profit comparables in the second quarter of fiscal 2009 versus fiscal 2008. Sequentially, revenue is expected to decrease for the second quarter due to seasonality. Over the previous two years, roughly 30 – 40% of the division’s annual net sales are generated in the first quarter and approximately 15 – 20% of the division’s annual net sales are generated in the second quarter. Sales programs designed to alleviate capacity constraints may increase Flow Controls second quarter sales performance, partially offsetting the effect of seasonality. Management anticipates continued strong customer demand for Flow Controls products and has accelerated resource allocation to sales, marketing, and engineering.

Electronics Systems sales and profits are expected to decline in the second quarter of fiscal 2009 as compared to the same period last year. Year-over-year comparables will continue to be negatively impacted by the loss of $7.0 million of annual sales through a customer acquisition. Additionally, the adverse trend in hand-held bed control demand is expected to continue. The company anticipates increased revenue from secure communication and avionic electronics products; however, significant margin compression is expected to continue due to unfavorable product mix.
Aerostar second quarter sales and profits are expected to continue sequentially in a pattern that modestly eclipses first quarter results due primarily to the two-year $18 million MC-6 Army parachute contract. Additionally, management is optimistic about Aerostar’s prospects in the high-altitude research balloon and tethered aerostats markets.
RESULTS OF OPERATIONS BY SEGMENT
Engineered Films
In the first quarter of fiscal 2009, Engineered Films net sales of $22.0 million increased $2.4 million (12%) and operating income of $3.9 million decreased $1.2 million (23%) as compared to the first quarter of fiscal 2008.
The comparative rise in first quarter fiscal 2009 sales and decline in first quarter operating income are primarily the result of the following:
•	Despite modest increases in selling prices, operating margins in the current quarter were adversely impacted by increases in raw material costs. Specifically, the cost of plastic resins has increased over 20%. The ability to pass on rising material costs has been constrained due to increased price competition in a sluggish construction market. Consequently, increases in production costs outpaced increases in selling prices.

•	Strong sales of pit-lining films fueled by the rising cost of oil and increased shipments of vapor retarders were partially offset by a decline in sales to the manufactured housing market.

•	Gross margins decreased from 30.0% in the first quarter of fiscal 2008 to 22.3% in the first quarter of fiscal 2009. The decrease is attributable to the aforementioned rise in material costs and increased price competition.

•	First quarter selling expenses of $985,000 increased $99,000 (11%) due to increases in salary, advertising, and trade show expenses related to the promotion of new products.
Flow Controls
Flow Controls net sales of $34.8 million in the first quarter of fiscal 2009 increased $15.0 million (76%) and operating income of $13.5 million in the first quarter of fiscal 2009 increased $6.4 million (90%) as compared to the first quarter of fiscal 2008.
Several factors contributed to the first quarter fiscal 2009 comparative revenue and operating income increases, including the following:
•	Worldwide agricultural conditions remain strong as a result of record prices for corn, soybeans and other feed grains. The rise in commodity prices is primarily attributable to economic growth in developing countries, rising energy costs, droughts, government policies, speculation, and increased demand for ethanol.

•	International sales accounted for 19% of the segment’s sales compared to 16% in the first quarter of fiscal 2008 as international sales of $6.7 million increased $3.5 million (111%) from the same period a year ago. The increase is largely attributable to return on prior sales and marketing investments in select global markets.

•	All of the segment’s product categories (standard, precision, steering, and AutoboomTM) reported double-digit sales growth for the quarter, reflecting strong customer demand for new products such as CruizerTM, Viper PROTM, & Envizio PROTM.

•	Gross margins of 43.6% compared favorably to first quarter fiscal 2008 gross margins of 42.2%. The increase is primarily due to positive operating leverage generated through increased sales volume.

•	First quarter selling expenses of $1.6 million increased $384,000 (31%) from the first quarter of fiscal 2008 due to year-over-year increases in salaries, advertising, and travel costs to support new products and market expansion.
Electronic Systems
Electronic Systems net sales of $13.3 million in the first quarter of fiscal 2009 decreased $1.2 million (8%) and operating income of $640,000 in the first quarter of fiscal 2009 decreased $1.7 million (73%) as compared to the first quarter of fiscal 2008.
The comparative decline in first quarter fiscal 2009 sales and operating income are primarily the result of the following:
•	Hand-held bed control shipments have been negatively impacted by moderated consumer spending on non-essential home-related products reflecting the influence of higher energy costs and a soft construction market.

•	First quarter of fiscal 2008 results included a profitable one time close out order placed by a former customer.

•	Electronic Systems continues to face difficult year-over-year comparables stemming from the loss of $7 million of annual sales through a customer acquisition.

•	Increased sales of secure communication and avionic electronics have partially offset the negative impact of the aforementioned factors.

•	Margins have suffered as a result of a less favorable product mix compounded by the impact of negative operating leverage due to lower sales volume.

•	First quarter selling expenses of $310,000 decreased 3% from last year’s first quarter reflecting slightly lower personnel and travel costs.
Aerostar
Aerostar’s fiscal 2009 first quarter sales of $6.0 million increased $1.8 million (44%) and fiscal 2009 operating income of $806,000 increased $592,000 (277%) as compared to the first quarter of fiscal 2008.
The comparative increase in first quarter fiscal 2009 sales and operating income is primarily due to the following:
•	Aerostar increased shipments of MC-6 parachutes under the two-year $18 million Army contract and modestly increased sales of research balloons.

•	Gross margins increased to 16.9% from 10.0% in the first quarter of fiscal 2008 as a result of MC-6 Army parachutes shipments and modest profit growth in research balloons.

•	Selling expenses of $211,000 were in line with first quarter fiscal 2008 selling expenses of $205,000.
LIQUIDITY AND CAPITAL RESOURCES
Cash Position
Cash, cash equivalents, and short-term investments totaled $21.6 million at April 30, 2008 a $1.1 million decrease compared to cash, cash equivalents, and short-term investments at January 31, 2008 of $22.8 million. The comparable balances one year earlier totaled $15.7 million.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations. The company’s cash needs are seasonal, with working capital demands strongest in the first quarter.
Operating Activities
Cash provided by operating activities was $5.1 million in the first quarter of fiscal 2009 compared to $9.7 million in fiscal 2008. The decrease is attributable to a buildup of net working capital due to strong demand for Flow Controls products. Specifically, the following items account for the majority of the relative change:
•	The current year increase in accounts receivable exceeded the prior year increase by $10.0 million due to strong sales posted by Flow Controls over the previous seven months and reflects the impact of delayed payment programs historically offered to the agricultural market which are intended to soften the effects of seasonality.

•	Net income for the first quarter of fiscal 2009 increased by $2.3 million compared to the first quarter of fiscal 2008.

•	The current year increase in operating liabilities exceeded the prior year increase by $2.8 million due mainly to higher accounts payable due to favorable payment terms and increased inventory purchases needed to meet customer demand for Flow Controls products.
Accounts Receivable
The company’s net accounts receivable was $50.0 million at April 30, 2008 compared to $34.8 million at April 30, 2007. Net accounts receivable levels are impacted by the relative contribution of segment sales to consolidated sales as each segment targets distinct markets and payment terms can vary by market type. The increase in net accounts receivable is due primarily to the timing of sales, increased shipments of Flow Controls products, and seasonal payment terms offered to the agricultural market.
Inventory
The company’s net inventory was $37.2 million at April 30, 2008 compared to $28.6 million at April 30, 2007. The increase is attributable to increased inventory levels needed to support Flow Controls product demand and relatively low inventory levels at Engineered Films in the previous year. Management continues to focus on lowering the risk of obsolescence and cash consumption while still ensuring competitive delivery performance.

Accounts Payable
The company’s accounts payable was $11.7 million at April 30, 2008 compared to $7.7 million at April 30, 2007. The increase is attributable to the increase in inventory, more favorable payment terms, and the timing and level of purchases.
Investing Activities
Cash used in investing activities totaled $2.7 million in the first quarter of fiscal 2009, a $297,000 decrease compared to the first quarter of fiscal 2008. The primary use of cash in investing activities was capital expenditures and short-term investments and included the following:
•	Net purchases of short-term investments increased $1.8 million in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008.

•	Capital expenditures decreased $1.4 million for the first three months of fiscal 2009 compared to the same fiscal 2008 period due to the timing of capital expenditures. The company anticipates that its capital spending in fiscal 2009 will approximate $8 million.
Financing Activities
Financing activities consumed cash of $5.3 million for the three months ended April 30, 2008 as compared to $2.4 million used in last year’s comparable period. Cash used in financing activities is primarily for dividend payments and repurchases of common stock.
Cash used for financing activities in the first quarter of fiscal 2009 included the following:
•	$2.4 million of cash was used to pay dividends versus $2.0 million in the prior year as the quarterly dividend increased to 13 cents per share from 11 cents one year ago.

•	$3.0 million of cash was used to purchases 99,100 shares of the company’s stock under the share repurchase program compared to $282,000 in the prior year.
COMMITMENTS AND CONTINGENCIES
There have been no material changes to the company’s contractual obligations since the fiscal year ended January 31, 2008.
NEW ACCOUNTING STANDARDS
At the beginning of fiscal 2009, the company adopted SFAS No. 157, Fair Value Measurement.  The standard provides guidance for using fair value to measure assets and liabilities.  SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. The adoption of SFAS No. 157 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not anticipate that the adoption of SFAS No. 161 will have a material effect on its consolidated results of operations, financial condition, or cash flows.
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

The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in interest income and other, net in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of April 30, 2008, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of April 30, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors:
No material change.
Item 2. Changes in Securities:
Repurchases of the company’s common stock during the first quarter of fiscal 2009 follow:

				Approximate
			Total # shares	dollar value of
			Purchased as part of	shares that may
	Total	Average	Publicly Announced	yet be purchased
Period	Number	price	Plan	under the Plan
February 2008	—	—	—	$1,689,542
March 2008	33,400	$29.02	33,400	$9,298,373
April 2008	65,700	$30.40	65,700	$7,301,348

Total First Quarter	99,100	$29.93	99,100

Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market.
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

Date: June 3, 2008