Form 10-Q
period 2008-07-31
RAVEN INDUSTRIES INC
filed 2008-09-04
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2008 there were 17,994,519 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 31,	January 31,	July 31,
(in thousands except share data)	2008	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$30,136	$21,272	$17,902
Short-term investments	2,100	1,500	4,000
Accounts receivable, net of allowances of $375, $293, and $343, respectively	34,936	36,538	27,149
Inventories:
Materials	33,115	27,923	24,651
In process	3,996	3,631	4,777
Finished goods	5,441	4,975	2,774

Total inventories	42,552	36,529	32,202
Deferred income taxes	2,347	2,075	1,898
Prepaid expenses and other current assets	3,323	2,955	2,217

Total current assets	115,394	100,869	85,368

Property, plant and equipment	83,194	80,313	78,636
Accumulated depreciation	(47,836)	(44,570)	(41,878)

Property, plant and equipment, net	35,358	35,743	36,758
Goodwill	7,202	6,902	6,792
Amortizable intangible assets, net	1,580	1,732	1,881
Other assets, net	1,844	2,615	2,540

TOTAL ASSETS	$161,378	$147,861	$133,339

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,915	$8,374	$7,889
Accrued liabilities	12,919	12,804	9,148
Income taxes payable	411	—	—
Customer advances	452	930	801

Total current liabilities	26,697	22,108	17,838

Other liabilities	7,916	7,478	6,967

Total liabilities	34,613	29,586	24,805

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued shares 32,436,527, 32,408,096, and 32,370,425, respectively	32,437	32,408	32,370
Paid in capital	4,030	3,436	2,984
Retained earnings	145,221	132,219	122,789
Accumulated other comprehensive income (loss)	(1,561)	(1,606)	(1,737)

	180,127	166,457	156,406

Less treasury stock, at cost, 14,448,683, 14,287,583, and 14,277,583 shares, respectively	53,362	48,182	47,872

Total shareholders’ equity	126,765	118,275	108,534

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,378	$147,861	$133,339

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands except per share data)	2008	2007	2008	2007

Net sales	$69,278	$55,653	$144,444	$113,756
Cost of goods sold	53,492	42,246	106,643	82,975

Gross profit	15,786	13,407	37,801	30,781

Selling, general and administrative expenses	5,474	4,864	10,848	9,400

Operating income	10,312	8,543	26,953	21,381

Interest income and other, net	(176)	(314)	(294)	(501)

Income before income taxes	10,488	8,857	27,247	21,882

Income taxes	3,673	3,014	9,550	7,499

Net income	$6,815	$5,843	$17,697	$14,383

Net income per common share:
Basic	$0.38	$0.32	$0.98	$0.80
Diluted	$0.38	$0.32	$0.98	$0.79

Cash dividends paid per common share	$0.13	$0.11	$0.26	$0.22
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 31,	July 31,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$17,697	$14,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,748	3,295
Deferred income taxes	437	(456)
Share-based compensation expense	544	537
Change in operating assets and liabilities:
Accounts receivable	910	4,138
Inventories	(6,030)	(4,099)
Prepaid expenses and other current assets	(758)	(1,043)
Operating liabilities	6,220	2,509
Other operating activities, net	123	78

Net cash provided by operating activities	22,891	19,342

INVESTING ACTIVITIES:
Capital expenditures	(3,489)	(3,881)
Purchase of short-term investments	(2,100)	(1,000)
Sale of short-term investments	1,500	1,000
Other investing activities, net	(135)	(263)

Net cash used in investing activities	(4,224)	(4,144)

FINANCING ACTIVITIES:
Dividends paid	(4,692)	(3,980)
Purchases of treasury stock	(5,180)	(282)
Excess tax benefits on stock option exercises	102	311
Other financing activities, net	(26)	(143)

Net cash used in financing activities	(9,796)	(4,094)

Effect of exchange rate changes on cash	(7)	15

Net increase in cash and cash equivalents	8,864	11,119

Cash and cash equivalents:
Beginning of period	21,272	6,783

End of period	$30,136	$17,902

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009. The January 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2008.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and six month periods ended July 31, 2008, 74,200 and 144,883 shares were excluded, respectively. For the three and six months periods ended July 31, 2007, 72,050 and 153,875 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007

Numerator:
Net income (in thousands)	$6,815	$5,843	$17,697	$14,383

Denominator:
Weighted average common shares outstanding	18,018,432	18,092,842	18,055,509	18,082,588
Weighted average stock units outstanding	14,306	9,800	12,100	7,317

Denominator for basic calculation	18,032,738	18,102,642	18,067,609	18,089,905

Weighted average common shares outstanding	18,018,432	18,092,842	18,055,509	18,082,588
Weighted average stock units outstanding	14,306	9,800	12,100	7,317
Dilutive impact of stock options	57,927	99,787	51,629	102,157

Denominator for diluted calculation	18,090,665	18,202,429	18,119,238	18,192,062

Net income per share — basic	$0.38	$0.32	$0.98	$0.80
Net income per share — diluted	$0.38	$0.32	$0.98	$0.79

(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure and reflect the organization of the company into the three Raven divisions, each with a Divisional Vice President, and its Aerostar subsidiary. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. At the beginning of fiscal 2009, the company revised the measurement of each segments’ sales and operating income to reflect increased intersegment activity. The measurement now includes transactions between operating segments and intersegment transactions are eliminated in a separate caption entitled “Intersegment eliminations” to arrive at consolidated sales and operating income. Second quarter and first half intersegment sales were primarily from Electronic Systems to Flow Controls. All prior year measurements of segment sales and operating income are presented on a consistent basis for comparative purposes. The results for these segments follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2008	2007	2008	2007

Net sales
Engineered Films	$26,504	$23,670	$48,509	$43,324
Flow Controls	22,716	11,780	57,562	31,615
Electronic Systems	14,739	16,707	28,018	31,179
Aerostar	5,547	3,719	11,566	7,899
Intersegment eliminations	(228)	(223)	(1,211)	(261)

Consolidated net sales	$69,278	$55,653	$144,444	$113,756

Operating income
Engineered Films	$3,515	$5,283	$7,379	$10,301
Flow Controls	7,060	2,594	20,606	9,709
Electronic Systems	1,239	2,520	1,879	4,893
Aerostar	718	304	1,524	518
Intersegment eliminations	26	(53)	(3)	(53)

Total reportable segment income	12,558	10,648	31,385	25,368
Administrative and general expenses	(2,246)	(2,105)	(4,432)	(3,987)

Consolidated operating income	$10,312	$8,543	$26,953	$21,381

Fiscal 2008 quarterly measurements of segment sales and operating income are presented below:

	Three Months Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
(in thousands)	2007	2007	2007	2008	2008

Net sales
Engineered Films	$19,654	$23,670	$21,803	$20,189	$85,316
Flow Controls	19,835	11,780	16,081	16,595	64,291
Electronic Systems	14,472	16,707	20,308	16,500	67,987
Aerostar	4,180	3,719	3,827	5,564	17,290
Intersegment eliminations	(38)	(223)	(177)	(489)	(927)

Consolidated net sales	$58,103	$55,653	$61,842	$58,359	$233,957

Operating income
Engineered Films	$5,018	$5,283	$3,992	$3,446	$17,739
Flow Controls	7,115	2,594	4,889	4,504	19,102
Electronic Systems	2,373	2,520	3,528	1,944	10,365
Aerostar	214	304	299	689	1,506
Intersegment eliminations	—	(53)	17	(64)	(100)

Total reportable segment income	14,720	10,648	12,725	10,519	48,612
Administrative and general expenses	(1,882)	(2,105)	(1,785)	(1,695)	(7,467)

Consolidated operating income	$12,838	$8,543	$10,940	$8,824	$41,145

(4) Financing Arrangements
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2009 bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of July 31, 2008, January 31, 2008 or July 31, 2007.

(5) Dividends
The company announced on August 26, 2008, that its board of directors approved a quarterly cash dividend of 13 cents per share, payable October 15, 2008, to shareholders of record on September 25, 2008. A special cash dividend of $1.25 per share was also declared to shareholders of record on October 24, 2008 and is payable November 14, 2008.
(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2008	2007	2008	2007

Net income	$6,815	$5,843	$17,697	$14,383
Other comprehensive income:
Foreign currency translation	(17)	36	(29)	78
Amortization of postretirement benefit plan actuarial losses, net of income tax of $20, $22, $39 and $43, respectively	36	38	74	77

Total other comprehensive income	19	74	45	155

Total comprehensive income	$6,834	$5,917	$17,742	$14,538

(7) Employee Retirement Benefits
The components of net periodic benefit cost for post-retirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2008	2007	2008	2007

Service cost	$17	$22	$34	$44
Interest cost	90	77	180	154
Amortization of actuarial losses	56	60	113	120

Net periodic benefit cost	$163	$159	$327	$318

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2008	2007	2008	2007

Balance, beginning of period	$793	$444	$684	$397
Accrual for warranties	852	259	1,311	475
Settlements made (in cash or in kind)	(627)	(210)	(977)	(379)

Balance, end of period	$1,018	$493	$1,018	$493

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not anticipate that the adoption of SFAS No. 161 will have a material effect on its consolidated results of operations, financial condition, or cash flows.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (SFAS No. 141(R)), and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three and six months ended July 31, 2008 and July 31, 2007, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2008.
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
Seasonality
The Flow Controls segment is predominately focused on the agricultural market and quarterly financial results have typically been impacted by the inherent seasonality of this market. Historically, Flow Controls first quarter results are the strongest and the second quarter the weakest, however, sales programs were implemented in the second quarter of fiscal 2009 to alleviate potential second half fiscal 2009 manufacturing constraints. These measures may curb the impact of seasonality on quarterly financial results.
Snapshot
Continued growth in the Flow Controls segment resulted in increased revenues and earnings for the three and six months ended July 31, 2008. Financial highlights for the second quarter and first half of fiscal 2009 include the following:

	Three Months Ended			Six Months Ended
	July 31,	July 31,	%	July 31,	July 31,	%
(in thousands except per share data)	2008	2007	Change	2008	2007	Change

Net sales	$69,278	$55,653	24%	$144,444	$113,756	27%
Operating income	10,312	8,543	21%	26,953	21,381	26%
Net income	6,815	5,843	17%	17,697	14,383	23%
Diluted earnings per share	0.38	0.32	19%	0.98	0.79	24%
Gross margins	22.8%	24.1%		26.2%	27.1%
Operating cash flow				22,891	19,342	18%
Dividends				4,692	3,980	18%
Common stock repurchases				5,180	282
Segment Results
The solid second quarter and first half financial results have been fueled by the continued success of the Flow Controls segment and solid contribution of Aerostar. The 27% increase in net sales for the first half of fiscal 2009 is the result of year-over-year sales growth in Engineered Films (12%), Flow Controls (82%), and Aerostar (46%). In addition, the company reported strong year-over-year and quarter-over-quarter gains in operating income, net income, diluted earnings per share, and operating cash flow.
Flow Controls has benefited from healthy agricultural fundamentals optimizing this opportunity by capitalizing on strong brand recognition, industry leading service, new products and greater acceptance of precision agriculture as a means of controlling rising input costs. These factors have contributed to solid growth in sales and operating margins. Engineered Films has benefited from the year-over-year increase in energy costs through increased sales of pit lining films to the energy sector. However, operating margins have been negatively impacted by the year-over-year increase in the price of natural gas which has resulted in higher plastic resin costs and contracted margins. Engineered Films ability to push rising raw material costs through selling prices has been constrained due to increased pricing pressure as competitors seek to expand capacity utilization to offset weakened demand from the construction market. Electronic Systems sales and operating income have been negatively impacted by the loss of a customer through an acquisition and the sluggish construction market which has negatively impacted net sales of electronic bed controls. Aerostar posted gains in net sales and operating margins as a result of increased shipments and operational efficiency gains associated with the MC-6 U.S. Army parachutes contract.
Administrative Expenses
Administrative expenses increased 7% to $2.2 million, or 3.2% of net sales in the second quarter of 2009, compared to $2.1 million, or 3.8% of net sales in the second quarter of fiscal 2008. Administrative expenses increased 11% to $4.4 million, or 3.1% of net sales in the first half of fiscal 2009, compared to $4.0 million, or 3.5% of net sales in the first half of fiscal 2008. The comparative increases were due primarily to higher compensation costs and professional service fees.
Interest Income and Other, Net
Second quarter non-operating income of $176,000 decreased $138,000 (44%) as compared to the similar period last year. First half non-operating income of $294,000 decreased $207,000 (41%) as compared to the similar period last year. The decline is due to foreign exchange losses and decreased interest income. Interest income decreased as a result of a decrease in the average portfolio yield which was partially offset by higher average cash, cash equivalent, and short-term investment balances.
Income Taxes
The effective tax rate for the second quarter and first half of fiscal 2009 was 35.0% versus an effective tax rate of 34.0% and 34.3% for the second quarter and first half, respectively of fiscal 2008. The increase in the rate was mainly due to the expiration of the U.S. research and development tax credit.
Special Dividend
On August 26, 2008, the Board of Directors, noting the company’s strong cash position, approved a special cash dividend of $1.25 per share in addition to the regular cash dividend of 13 cents. The special dividend will total approximately $22.5 million and is payable November 14, 2008 to shareholders of record on October 24, 2008.
Outlook
Management anticipates another record year of sales, earnings, and operating cash flows. Operating cash flows and the company’s short-term line of credit are expected to be sufficient to fund day-to-day operations and the special dividend.
Global farm conditions remain strong as a result of depleted grain inventories and rising demand for food and energy. Commodity prices have been tamed but remain very strong by historical standards. Management expects Flow Controls to continue to expand their global footprint as they capitalize on healthy market conditions and increased acceptance of precision agricultural equipment as an essential tool for maximizing yields in an environment of rising input costs. Management expects Flow Controls to post favorable sales and profit comparables in the third quarter of fiscal 2009 versus fiscal 2008. Sequentially, the year-over-year rate of growth is expected to moderate. Additionally, sales programs designed to alleviate second half fiscal 2009 manufacturing capacity constraints may partially offset the impact of seasonality. Management anticipates continued strong customer demand for Flow Controls products and continues to accelerate resource allocation to this business segment.
Engineered Films has strong long-term growth prospects through increased penetration of existing markets and the introduction of innovative products. However, in the near term the impact of high resin prices and increased price competition has continued to erode margins. Engineered Films continues their effort to capitalize on interest in new products such as VaporBlock Plus™ radon barrier, and FortressPro™ house wrap. Certain builders have opted for the quality characteristics of these new products such as superior air and water protection as a means of differentiation in order to gain a competitive advantage. Management expects a modest year-over-year increase in sales for the third quarter of fiscal 2009 and, if resin prices decline, believes that margins will begin to rebound in the second half of fiscal 2009.
Electronics Systems third quarter sales and profits are expected to fall considerably short of last year’s third quarter results. Year-over-year comparables continue to be adversely impacted by the loss of $7.0 million of annual sales through a customer acquisition and the adverse trend in hand-held bed control demand. Increased revenue from avionic electronics products is expected to partially offset the aforementioned factors.
Aerostar third quarter sales and profits are expected to continue to improve as the segment accelerates shipments under the two-year $18 million MC-6 Army parachute contract and continues shipments of protective wear. Additionally, management is optimistic about Aerostar’s prospects in the high-altitude research balloon and tethered aerostats markets.

RESULTS OF OPERATIONS
Engineered Films
In the second quarter of fiscal 2009, Engineered Films net sales of $26.5 million increased $2.8 million (12%) and operating income of $3.5 million decreased $1.8 million (33%) as compared to the second quarter of fiscal 2008. In the first half of fiscal 2009, Engineered Films net sales of $48.5 million increased $5.2 million (12%) and operating income of $7.4 million decreased $2.9 million (28%) as compared to the first half of fiscal 2008.
The comparative rise in second quarter and first half fiscal 2009 sales and decline in second quarter and first half fiscal 2009 operating income are primarily the result of the following:
•	Strong sales of pit-lining films fueled by the rising cost of oil and increased shipments of vapor retarders were partially offset by a decline in sales to the manufactured housing market.

•	Despite modest increases in selling prices, operating margins in the current quarter and first half were adversely impacted by increases in raw material costs. Specifically, the cost of plastic resins has increased over 20%. The ability to pass on rising material costs has been constrained due to increased price competition in a sluggish construction market. Consequently, increases in production costs outpaced increases in selling prices.

•	Gross margins decreased from 26.2% and 27.9% for the second quarter and first half of fiscal 2008 respectively to 16.8% and 19.3% for the second quarter and first half of fiscal 2009, respectively. The decrease is attributable to the aforementioned rise in material costs and increased price competition.

•	Second quarter fiscal 2009 selling expenses of $901,000 decreased $19,000 (2%) reflecting lower product development costs. First half fiscal 2009 selling expenses of $1.9 million increased $100,000 (4%) reflecting increases in salary, advertising, and trade show expenses related to the promotion of new products, partially offset by lower product development costs. Last year’s first half expense reflects costs associated with developing new products and current year expense reflects marketing expense related to those products.
Flow Controls
Flow Controls net sales of $22.7 million in the second quarter of fiscal 2009 increased $10.9 million (93%) and operating income of $7.1 million in the second quarter of fiscal 2009 increased $4.5 million (172%) as compared to the second quarter of fiscal 2008. For the first half ended July 31, 2008, Flow Controls net sales of $57.6 million increased $25.9 million (82%) and operating income of $20.6 million increased $10.9 million (112%) as compared to the first half ended July 31, 2007.
Several factors contributed to the second quarter and first half fiscal 2009 comparative revenue and operating income increases, including the following:
•	Commodity prices have fallen from their highs; however, worldwide agricultural conditions remain strong. Growth in developing countries, rising energy costs, droughts, government policies, speculation, and increased demand for ethanol have resulted in heightened demand and low inventory levels which support attractive commodity prices. The strong agricultural market fundamentals continue to influence growers’ capital investment decisions, increasing demand for Flow Controls precision agriculture equipment.

•	International sales accounted for 22% and 20% of segment sales for the fiscal 2009 second quarter and first half, respectively, compared to 22% and 18% in the fiscal 2008 second quarter and first half, respectively. International sales of $11.7 million in the first half of fiscal 2009 increased $5.9 million (101%) from the first half of fiscal 2008. The increase is largely attributable to return on prior sales and marketing investments in select global markets and healthy global farm fundamentals.

•	All of the segment’s product categories (standard, precision, steering, and AutoboomTM) reported double-digit sales growth for the quarter and first half ended July 31, 2008, reflecting strong customer demand for new products such as the CruizerTM., a simple and affordable guidance system targeted at new entrants to the precision agriculture market. Sales programs intended to mitigate expected production constraints in the second half of the year also contributed to the second quarter demand.

•	Gross margins of 39.1% and 41.8% for the second quarter and first half of fiscal 2009, respectively, compared favorably to second quarter and first half fiscal 2008 gross margins of 33.4% and 38.9%, respectively. The increase is primarily due to positive operating leverage generated through increased sales volume.

•	Second quarter fiscal 2009 selling expenses of $1.8 million increased $544,000 (44%) from the second quarter of fiscal 2008. First half fiscal 2009 selling expenses of $3.4 million increased $928,000 (37%) from the first half of fiscal 2008.

The increases reflect year-over-year increases in salaries, advertising, and travel costs to support new products and international expansion.
Electronic Systems
Electronic Systems net sales of $14.7 million in the second quarter of fiscal 2009 decreased $2.0 million (12%) and operating income of $1.2 million in the second quarter of fiscal 2009 decreased $1.3 million (51%) as compared to the second quarter of fiscal 2008. Electronic Systems net sales of $28.0 million in the first half of fiscal 2009 decreased $3.2 million (10%) and operating income of $1.9 million in the first half of fiscal 2009 decreased $3.0 million (62%) as compared to the first half of fiscal 2008.
The comparative decline in fiscal 2009 sales and operating income are primarily the result of the following:
•	Hand-held bed control shipments have been negatively impacted by lower consumer spending on non-essential home-related products, reflecting the influence of higher energy costs and a soft construction market.

•	Electronic Systems continues to face difficult year-over-year comparables stemming from the loss of $7 million of annual sales through a customer acquisition.

•	Increased sales of avionic electronics have partially offset the negative impact of the aforementioned factors.

•	Margins have suffered as a result of a less favorable product mix compounded by the impact of negative operating leverage due to lower sales volume.

•	Second quarter selling expenses of $236,000 decreased $79,000 (25%) from the second quarter of fiscal 2008. First half selling expenses of $546,000 declined $87,000 (14%) from the first half of fiscal 2008. The drop reflects reduced personnel costs associated with cost cutting initiatives designed to offset decreased sales and operating margins.
Aerostar
Aerostar’s fiscal 2009 second quarter sales of $5.5 million increased $1.8 million (49%) and fiscal 2009 second quarter operating income of $718,000 increased $414,000 (136%) as compared to the second quarter of fiscal 2008. Aerostar’s fiscal 2009 first half sales of $11.6 million increased $3.7 million (46%) and fiscal 2009 first half operating income of $1.5 million increased $1.0 million (194%) as compared to the first half of fiscal 2008.
The comparative increase in fiscal 2009 sales and operating income is primarily due to the following:
•	Aerostar increased shipments of MC-6 parachutes under the two-year $18 million Army contract.

•	Gross margins increased to 17.0% and 16.9% for the second quarter and first half, respectively, from 13.2% and 11.5% in the second quarter and first half of fiscal 2008, respectively, as a result of MC-6 Army parachutes shipments and to a lesser extent, profit growth in research balloons.
LIQUIDITY AND CAPITAL RESOURCES
Cash Position
Cash, cash equivalents, and short-term investments totaled $32.2 million at July 31, 2008, a $9.5 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2008 of $22.8 million. The comparable balances one year earlier totaled $21.9 million.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations and the special dividend of $1.25 per share, or approximately $22.5 million in total, payable November 14, 2008. The company’s cash needs are seasonal, with working capital demands strongest in the first quarter.
Operating Activities
Cash provided by operating activities was $22.9 million in the first half of fiscal 2009 compared to $19.3 million in the first half of fiscal 2008. The following items account for the majority of the relative change from first half fiscal 2008 to first half fiscal 2009:
•	Net income for the first half of fiscal 2009 increased by $3.3 million compared to the first half of fiscal 2008.

•	Non-cash charges to earnings and deferred income taxes increased by approximately $1.4 million year-over-year.

•	Changes in operating assets and liabilities resulted in a $1.2 million net decrease in cash flow from operations as result of higher inventory and accounts receivable which was partially offset by the timing of payments to vendors.

Accounts Receivable
The company’s net accounts receivable balance was $34.9 million at July 31, 2008 compared to $27.1 million at July 31, 2007. Net accounts receivable levels are impacted by the relative contribution of segment sales to consolidated sales as each segment targets distinct markets and payment terms can vary by market type. The increase in net accounts receivable is due primarily to the timing of sales, increased shipments of Flow Controls products, and seasonal payment terms offered to the agricultural market.
Inventory
The company’s net inventory was $42.6 million at July 31, 2008 compared to $32.2 million at July 31, 2007. The increase is attributable to increased inventory levels needed to support Flow Controls product demand and increased inventory levels at Engineered Films as a result of the year-over-year increase in resin costs. Management continues to focus on lowering the risk of obsolescence and improving cash flow while still ensuring competitive delivery performance.
Accounts Payable
The company’s accounts payable balance was $12.9 million at July 31, 2008 compared to $7.9 million at July 31, 2007. The increase is attributable to the increase in inventory, more favorable payment terms, and the timing and level of purchases.
Investing Activities
Cash used in investing activities totaled $4.2 million in the first half of fiscal 2009, compared to $4.1 million in the first half of fiscal 2008.
The primary use of cash in investing activities was capital expenditures and short-term investments and included the following:
•	Net purchases of short-term investments increased $600,000 in the first half of fiscal 2009 as compared to the first half of fiscal 2008.

•	Capital expenditures decreased $392,000 during the first half of fiscal 2009 compared to the first half of fiscal 2008. The company anticipates that its capital spending in fiscal 2009 will approximate $8 million.
Financing Activities
Financing activities consumed cash of $9.8 million for the first half ended July 31, 2008 as compared to $4.1 million used in last year’s comparable period. Cash used in financing activities is primarily for dividend payments and repurchases of common stock.
Cash used for financing activities in the first half of fiscal 2009 included the following:
•	$4.7 million of cash was used to pay dividends versus $4.0 million in the prior year as the quarterly per-share dividend increased to 13 cents per share from 11 cents one year ago.

•	$5.2 million of cash was used to purchase 161,100 shares of the company’s stock under the share repurchase program compared to $282,000 to purchase 10,150 shares in the prior year.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The company does not anticipate that the adoption of SFAS No. 161 will have a material effect on its consolidated results of operations, financial condition, or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. (“FSP No. 142-3”) FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The objective of FSP No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(revised 2007), Business Combinations, (SFAS No. 141(R)), and other U.S. GAAP. FSP No. 142-3 applies to all intangible assets, whether acquired in a business combination or otherwise, and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The Company is in the process of evaluating FSP No. 142-3 and does not expect it to have a material impact on its consolidated financial statements.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 31, 2008, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of July 31, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Repurchases of the company’s common stock during the second quarter of fiscal 2009 follow:

				Approximate
			Total # shares	dollar value of
			Purchased as part of	shares that may
	Total	Average	Publicly Announced	yet be purchased
Period	Number	price	Plan	under the Plan
May 2008	—	—	—	$7,301,348
June 2008	62,000	$35.70	62,000	$5,088,242
July 2008	—	—	—	$5,088,242

Total Second Quarter	62,000	$35.70	62,000

Item 3. Defaults upon Senior Securities: None
Item 4. Submission of Matters to a Vote of Security Holders:
The company’s annual meeting of stockholders was held May 21, 2008.
Election of Directors
The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	16,710,729	84,627
David A. Christensen	14,238,002	2,557,354
Thomas S. Everist	14,604,812	2,190,544
Mark E. Griffin	16,716,817	78,539
Conrad J. Hoigaard	16,706,815	88,541
Kevin T. Kirby	16,728,737	66,619
Cynthia H. Milligan	16,680,531	114,825
Ronald M. Moquist	16,714,581	80,775
Daniel A. Rykhus	16,707,568	87,788
Ratification of the Appointment of the Independent Registered Public Accounting Firm
The appointment of PricewaterhouseCoopers LLP as our independent auditors was ratified by the stockholders with 16,696,788 votes cast in favor of the proposal, 92,422 votes cast against the proposal, and 6,146 votes were abstained.

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

Date: September 4, 2008