Form 10-Q
period 2008-10-31
RAVEN INDUSTRIES INC
filed 2008-12-05
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 25, 2008 there were 18,008,206 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I – FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	January 31,	October 31,
(in thousands except share data)	2008	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$31,194	$21,272	$19,274
Short-term investments	—	1,500	4,000
Accounts receivable, net of allowances of $614, $293, and $360, respectively	44,307	36,538	35,119
Inventories:
Materials	28,192	27,923	24,268
In process	3,901	3,631	4,463
Finished goods	8,400	4,975	3,565

Total inventories	40,493	36,529	32,296
Deferred income taxes	2,510	2,075	1,982
Prepaid expenses and other current assets	2,967	2,955	2,002

Total current assets	121,471	100,869	94,673

Property, plant and equipment	84,848	80,313	79,639
Accumulated depreciation	(49,309)	(44,570)	(43,419)

Property, plant and equipment, net	35,539	35,743	36,220
Goodwill	7,328	6,902	6,840
Amortizable intangible assets, net	1,533	1,732	1,805
Other assets, net	2,044	2,615	2,665

TOTAL ASSETS	$167,915	$147,861	$142,203

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,365	$8,374	$8,174
Dividends payable	22,510	—	—
Accrued liabilities	14,178	12,804	10,437
Income taxes payable	797	—	1,035
Customer advances	576	930	1,116

Total current liabilities	49,426	22,108	20,762

Other liabilities	8,142	7,478	7,143

Total liabilities	57,568	29,586	27,905

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued shares 32,456,889, 32,408,096, and 32,393,257, respectively	32,457	32,408	32,393
Paid in capital	4,241	3,436	3,207
Retained earnings	128,735	132,219	128,193
Accumulated other comprehensive income (loss)	(1,724)	(1,606)	(1,623)

	163,709	166,457	162,170

Less treasury stock, at cost, 14,448,683, 14,287,583, and 14,277,583 shares, respectively	53,362	48,182	47,872

Total shareholders’ equity	110,347	118,275	114,298

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,915	$147,861	$142,203

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands except per share data)	2008	2007	2008	2007

Net sales	$75,538	$61,842	$219,982	$175,598
Cost of goods sold	57,537	46,543	164,180	129,518

Gross profit	18,001	15,299	55,802	46,080

Selling, general and administrative expenses	5,630	4,359	16,478	13,759

Operating income	12,371	10,940	39,324	32,321

Interest income and other, net	(177)	(314)	(471)	(815)

Income before income taxes	12,548	11,254	39,795	33,136

Income taxes	4,163	3,856	13,713	11,355

Net income	$8,385	$7,398	$26,082	$21,781

Net income per common share:
Basic	$0.47	$0.41	$1.44	$1.20
Diluted	$0.46	$0.41	$1.44	$1.20

Cash dividends paid per common share	$0.13	$0.11	$0.39	$0.33
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 31,	October 31,
(in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$26,082	$21,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,705	5,265
Provision for losses on accounts receivable, net of recoveries	590	95
Deferred income taxes	21	(703)
Share-based compensation expense	737	708
Change in operating assets and liabilities:
Accounts receivable	(8,522)	(3,797)
Inventories	(4,026)	(4,174)
Prepaid expenses and other current assets	(417)	(492)
Operating liabilities	6,417	5,243
Other operating activities, net	(18)	4

Net cash provided by operating activities	26,569	23,930

INVESTING ACTIVITIES:
Capital expenditures	(5,639)	(5,139)
Purchase of short-term investments	(2,100)	(2,200)
Sale of short-term investments	3,600	2,200
Other investing activities, net	(323)	(315)

Net cash used in investing activities	(4,462)	(5,454)

FINANCING ACTIVITIES:
Dividends paid	(7,032)	(5,972)
Purchases of treasury stock	(5,180)	(282)
Excess tax benefits on stock option exercises	126	352
Other financing activities, net	(33)	(110)

Net cash used in financing activities	(12,119)	(6,012)

Effect of exchange rate changes on cash	(66)	27

Net increase in cash and cash equivalents	9,922	12,491

Cash and cash equivalents:
Beginning of period	21,272	6,783

End of period	$31,194	$19,274

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ending January 31, 2009. The January 31, 2008 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2008.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and nine month periods ended October 31, 2008, 74,200 and 74,467 shares were excluded, respectively. There were no shares excluded for the three month period ended October 31, 2007. For the nine month period ended October 31, 2007, 71,800 shares were excluded. Details of the earnings per share computation are presented below:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2008	2007	2008	2007

Numerator:
Net income (in thousands)	$8,385	$7,398	$26,082	$21,781

Denominator:
Weighted average common shares outstanding	18,003,044	18,107,868	18,037,823	18,091,002
Weighted average stock units outstanding	14,557	9,828	12,919	8,154

Denominator for basic calculation	18,017,601	18,117,696	18,050,742	18,099,156

Weighted average common shares outstanding	18,003,044	18,107,868	18,037,823	18,091,002
Weighted average stock units outstanding	14,557	9,828	12,919	8,154
Dilutive impact of stock options	55,633	122,926	53,764	103,838

Denominator for diluted calculation	18,073,234	18,240,622	18,104,506	18,202,994

Net income per share – basic	$0.47	$0.41	$1.44	$1.20
Net income per share – diluted	$0.46	$0.41	$1.44	$1.20
(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure and reflect the organization of the company into the three Raven divisions, each with a Divisional Vice President, and its Aerostar subsidiary. The company measures the performance of its segments based on their operating income exclusive of general and administrative expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. At the beginning of fiscal 2009, the company revised the measurement of each segments’ sales and operating income to reflect increased intersegment activity. The measurement now includes transactions between operating segments and intersegment transactions are eliminated in a separate caption entitled “Intersegment eliminations” to arrive at consolidated sales and operating income. Intersegment sales in the third quarter and first nine months of fiscal 2009 were primarily from Electronic Systems to Flow Controls. All prior year measurements of segment sales and operating income are presented on a consistent basis for comparative purposes. The results for these segments follow:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2008	2007	2008	2007

Net sales
Engineered Films	$26,829	$21,803	$75,338	$65,127
Flow Controls	25,892	16,081	83,454	47,696
Electronic Systems	17,915	20,308	45,933	51,487
Aerostar	5,444	3,827	17,010	11,726
Intersegment eliminations	(542)	(177)	(1,753)	(438)

Consolidated net sales	$75,538	$61,842	$219,982	$175,598

Operating income (loss)
Engineered Films	$3,718	$3,992	$11,097	$14,293
Flow Controls	8,022	4,889	28,628	14,598
Electronic Systems	1,804	3,528	3,683	8,421
Aerostar	912	299	2,436	817
Intersegment eliminations	(8)	17	(11)	(36)

Total reportable segment income	14,448	12,725	45,833	38,093
General and administrative expenses	(2,077)	(1,785)	(6,509)	(5,772)

Consolidated operating income	$12,371	$10,940	$39,324	$32,321

Fiscal 2008 quarterly measurements of segment sales and operating income are presented below:

	Three Months Ended				Year Ended
	April 30,	July 31,	October 31,	January 31,	January 31,
(in thousands)	2007	2007	2007	2008	2008

Net sales
Engineered Films	$19,654	$23,670	$21,803	$20,189	$85,316
Flow Controls	19,835	11,780	16,081	16,595	64,291
Electronic Systems	14,472	16,707	20,308	16,500	67,987
Aerostar	4,180	3,719	3,827	5,564	17,290
Intersegment eliminations	(38)	(223)	(177)	(489)	(927)

Consolidated net sales	$58,103	$55,653	$61,842	$58,359	$233,957

Operating income (loss)
Engineered Films	$5,018	$5,283	$3,992	$3,446	$17,739
Flow Controls	7,115	2,594	4,889	4,504	19,102
Electronic Systems	2,373	2,520	3,528	1,944	10,365
Aerostar	214	304	299	689	1,506
Intersegment eliminations	—	(53)	17	(64)	(100)

Total reportable segment income	14,720	10,648	12,725	10,519	48,612
General and administrative expenses	(1,882)	(2,105)	(1,785)	(1,695)	(7,467)

Consolidated operating income	$12,838	$8,543	$10,940	$8,824	$41,145

(4) Financing Arrangements
The company has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2009 bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of October 31, 2008, January 31, 2008 or October 31, 2007.
(5) Dividends
The company announced on December 5, 2008, that its board of directors approved a quarterly cash dividend of 13 cents per share, payable January 15, 2009, to shareholders of record on December 24, 2008.
The company paid a special cash dividend of $1.25 per share or $22.5 million on November 14, 2008 to shareholders of record on October 24, 2008.

(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2008	2007	2008	2007

Net income	$8,385	$7,398	$26,082	$21,781
Other comprehensive income (loss):
Foreign currency translation	(199)	75	(228)	154
Amortization of postretirement benefit plan actuarial losses, net of income tax of $20, $21, $60 and $63, respectively	36	39	110	116

Total other comprehensive income (loss)	(163)	114	(118)	270

Total comprehensive income	$8,222	$7,512	$25,964	$22,051

(7) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2008	2007	2008	2007

Service cost	$17	$22	$51	$67
Interest cost	91	77	270	230
Amortization of actuarial losses	56	60	170	179

Net periodic benefit cost	$164	$159	$491	$476

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2008	2007	2008	2007

Balance, beginning of period	$1,018	$493	$684	$397
Accrual for warranties	688	337	1,999	812
Settlements made (in cash or in kind)	(704)	(349)	(1,681)	(728)

Balance, end of period	$1,002	$481	$1,002	$481

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three and nine months ended October 31, 2008 and October 31, 2007, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2008.
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
Seasonality
The Flow Controls segment is predominately focused on the agricultural market and quarterly financial results have typically been impacted by the inherent seasonality of this market. Historically, Flow Controls first quarter results are the strongest and the second quarter the weakest, however, sales programs were implemented in the second quarter of fiscal 2009 to alleviate manufacturing constraints and curb the impact of seasonality on quarterly financial results.
Snapshot
Continued growth in the Flow Controls segment resulted in increased revenues and earnings for the three and nine months ended October 31, 2008. Financial highlights for the third quarter and first nine months of fiscal 2009 include the following:

	Three Months Ended			Nine Months Ended
	October 31,	October 31,	%	October 31,	October 31,	%
(in thousands except per share data)	2008	2007	Change	2008	2007	Change

Net sales	$75,538	$61,842	22%	$219,982	$175,598	25%
Operating income	12,371	10,940	13%	39,324	32,321	22%
Net income	8,385	7,398	13%	26,082	21,781	20%
Diluted earnings per share	0.46	0.41	12%	1.44	1.20	20%
Gross margins	23.8%	24.7%		25.4%	26.2%
Operating cash flow				26,569	23,930	11%
Cash dividends				7,032	5,972	18%
Common stock repurchases				5,180	282
Segment Results
Solid third quarter and year to date financial results have been fueled by the continued success of the Flow Controls segment and solid contribution of Aerostar. The 25% increase in net sales for the first three quarters of fiscal 2009 is the result of year-over-year sales growth in Engineered Films (16%), Flow Controls (75%), and Aerostar (45%). In addition, the company reported strong year-over-year and quarter-over-quarter gains in operating income, net income, diluted earnings per share, and operating cash flow.
Flow Controls has benefited from healthy agricultural fundamentals, capitalizing on strong brand recognition, industry leading service, new products and greater acceptance of precision agriculture as a means of controlling input costs. These factors have contributed to growth in sales and operating margins. Engineered Films has benefited from increased oil and gas market drilling activities through increased sales of pit and pond lining films. Additionally, sales of geomembranes and agricultural films have increased year-over-year. However, operating margins have been negatively impacted by higher plastic resin costs driven by natural gas price volatility. Engineered Films’ ability to push higher raw material costs through selling prices has been constrained due to competitive pricing pressures driven by excess market capacity stemming from a weak construction market. Electronic Systems sales and operating income continues to be adversely impacted by a sluggish construction market which has negatively impacted sales of electronic bed controls. In addition, Electronic Systems faced difficult year-over-year comparables due to the loss of a customer through an acquisition and a profitable close-out order in the prior year’s third quarter. Aerostar posted gains in net sales and operating margins as a result of execution under an Army protective wear contract and increased sales of research balloons. Shipments under the MC-6 U.S. Army parachutes contract were delayed in the third quarter, however the postponed and regularly scheduled shipments have resumed in the fourth quarter.

General and Administrative Expenses
General and administrative expenses increased 16% to $2.1 million, or 2.7% of net sales in the third quarter of 2009, compared to $1.8 million, or 2.9% of net sales in the third quarter of fiscal 2008. Administrative expenses increased 13% to $6.5 million, or 3.0% of net sales in the first three quarters of fiscal 2009, compared to $5.8 million, or 3.3% of net sales in the first three quarters of fiscal 2008. The comparative increases were due primarily to higher compensation costs and professional service fees.
Interest Income and Other, Net
Third quarter non-operating income of $177,000 decreased $137,000 (44%) as compared to the similar period last year. First nine month non-operating income of $471,000 decreased $344,000 (42%) as compared to the similar period last year. The decline is due to foreign exchange losses and decreased interest income. Interest income decreased as a result of a decrease in the average portfolio yield which was partially offset by higher average cash, cash equivalent, and short-term investment balances.
Income Taxes
The effective tax rate for the third quarter and first nine months of fiscal 2009 was 33.2% and 34.5%, respectively, versus an effective tax rate of 34.3% for the comparable periods of fiscal 2008. The decrease in the comparative third quarter rate is attributable to renewal of the U.S. research and development tax credit.
Special Dividend
On November 14, 2008 the company paid a special cash dividend of $1.25 per share or $22.5 million to shareholders of record on October 24, 2008.
Outlook
Management anticipates another record year of sales, earnings, and operating cash flows for the year ended January 31, 2009. Cash from operations and the company’s short-term line of credit are expected to be sufficient to fund day-to-day operations and the special dividend. Management believes that recent volatility and uncertainty in the global marketplace has lessened its ability to assess the company’s outlook.
Global farm conditions reflect increased demand for food driven by growth in developing countries. Commodity prices have fallen from their peak; however they remain strong by historical standards. Management expects Flow Controls to continue to grow as they capitalize on increased acceptance of precision agricultural equipment as an essential tool for maximizing yields in an environment of volatile input costs. Flow Controls is expected to post favorable year-over-year sales and profit comparables in the fourth quarter of fiscal 2009. Sequentially, growth is expected to moderate from the levels achieved in previous quarters.
Engineered Films long-term growth prospects depend on increased penetration of existing markets and the introduction of innovative products. The segment continues to capitalize on interest in new products such as FeedFresh™ sileage covers and VaporBlock Plus™ radon barriers. In the near term, the impact of lower energy prices is expected to decrease the demand for oil and pit lining films. The sharp decline in the price of natural gas has resulted in substantially lower plastic resin prices which may improve profit margins if selling prices can be maintained. Year-over-year fourth quarter sales are expected to decline.
Electronics Systems fourth quarter sales and profits are expected to be relatively flat compared to last year’s fourth quarter results. Year-over-year comparables continue to be adversely impacted by the loss of $7.0 million of annual sales through a customer acquisition and the adverse trend in hand-held bed control demand. Increased revenue from avionic electronics products is expected to substantially offset the aforementioned factors.
Aerostar is expected to post solid gains in fourth quarter sales and profits. Shipments under the two-year $20.7 million MC-6 Army parachute contract that were delayed in the third quarter have shipped in the fourth quarter along with the regularly scheduled shipments. In addition, Aerostar is expected to see increased shipments of protective wear and tethered aerostats.
RESULTS OF OPERATIONS
Engineered Films
Third quarter fiscal 2009 net sales of $26.8 million increased $5.0 million (23%) and operating income of $3.7 million decreased $274,000 (7%) as compared to the third quarter of fiscal 2008. Net sales for the first nine months of $75.3 million increased $10.2 million (16%) and operating income of $11.1 million decreased $3.2 million (22%) as compared to the same fiscal 2008 period.
The comparative rise in third quarter and year to date fiscal 2009 sales and decline in third quarter and year to date fiscal 2009 operating income are primarily the result of the following:
•	Selling prices increased modestly, however, the revenue increase is predominately the result of increased sales volume.

•	Strong sales of pit and pond lining films to the oil and gas market, increased shipments of vapor retarders, and increased agriculture sales were partially offset by a decline in sales to the manufactured housing market.

•	Reduced operating margins continue to reflect the inability to fully pass on higher plastic resin costs because of competitive pricing pressures. Consequently, increases in production costs outpaced increases in selling prices. This trend is expected to reverse as plastic resin costs have fallen as a result of sharply lower natural gas prices.

•	Gross margins decreased from 22.3% and 26.0% for the third quarter and nine months of fiscal 2008 respectively to 17.0% and 18.5% for the third quarter and nine months of fiscal 2009, respectively. The decrease is attributable to the aforementioned rise in material costs and increased price competition.

•	Third quarter fiscal 2009 selling expenses of $833,000 decreased $44,000 (5%) quarter over quarter reflecting lower product development costs. Year to date 2009 selling expenses of $2.7 million are consistent with last year’s corresponding period.
Flow Controls
Flow Controls third quarter fiscal 2009 net sales of $25.9 million increased $9.8 million (61%) and third quarter fiscal 2009 operating income of $8.0 million increased $3.1 million (64%) as compared to the third quarter of fiscal 2008. For the nine months ended October 31, 2008, Flow Controls net sales of $83.5 million increased $35.8 million (75%) and operating income of $28.6 million increased $14.0 million (96%) as compared to the nine months ended October 31, 2007.
Several factors contributed to the third quarter and year to date fiscal 2009 comparative revenue and operating income increases, including the following:
•	Commodity prices have fallen from their highs; however, agricultural market fundamentals remain strong and continue to influence growers’ capital investment decisions, increasing demand for Flow Controls precision agriculture equipment.

•	International sales accounted for 12% and 18% of segment sales for the fiscal 2009 third quarter and first nine months, respectively, compared to 12% and 16% in the fiscal 2008 third quarter and first nine months, respectively. International sales of $14.9 million in the first three quarters of fiscal 2009 increased $7.1 million (91%) from the first three quarters of fiscal 2008. The increase is largely attributable to return on marketing investments in select global markets and healthy global farm fundamentals.

•	All of the segment’s product categories (standard, precision, steering, and AutoboomTM) reported double-digit sales growth for the quarter and nine months ended October 31, 2008, reflecting strong customer demand for new products such as the CruizerTM., a simple and affordable guidance system targeted at new entrants to the precision agriculture market.

•	Gross margins of 39.5% and 41.1% for the third quarter and first nine months of fiscal 2009, respectively, compared favorably to third quarter and first nine months fiscal 2008 gross margins of 38.2% and 38.7%, respectively. The increase is primarily due to positive operating leverage generated through increased sales volume.

•	Third quarter fiscal 2009 selling expense of $1.7 million increased $494,000 (40%) from the third quarter of fiscal 2008. Year to date fiscal 2009 selling expenses of $5.2 million increased $1.4 million (38%) from the first nine months of fiscal 2008. The increases reflect year-over-year increases in salaries, advertising, and travel costs to support new products and international expansion.
Electronic Systems
Electronic Systems net sales of $17.9 million in the third quarter of fiscal 2009 decreased $2.4 million (12%) and operating income of $1.8 million in the third quarter of fiscal 2009 decreased $1.7 million (49%) as compared to the third quarter of fiscal 2008. Electronic Systems net sales of $45.9 million in the first nine months of fiscal 2009 decreased $5.6 million (11%) and operating income of $3.7 million in the first nine months of fiscal 2009 decreased $4.7 million (56%) as compared to the first nine months of fiscal 2008.
The comparative decline in fiscal 2009 sales and operating income is primarily the result of the following:
•	Hand-held bed control shipments have been negatively impacted by lower consumer spending on non-essential home-related products, reflecting the influence of financial turmoil and a soft construction market.

•	Electronic Systems continues to face difficult year-over-year comparables stemming from the loss of $7 million of annual sales through a customer acquisition and a profitable close-out order included in the prior year results.

•	Increased sales of avionic electronics have partially offset the negative impact of the aforementioned factors.

•	Margins have suffered as a result of a less favorable product mix compounded by the impact of negative operating leverage due to lower sales volume.

•	Selling expenses for the quarter and nine-months ended October 31, 2008 were relatively flat compared to the year ago periods.
Aerostar
Aerostar’s fiscal 2009 third quarter sales of $5.4 million increased $1.6 million (42%) and fiscal 2009 third quarter operating income of $912,000 increased $613,000 (205%) as compared to the third quarter of fiscal 2008. For the first nine months of fiscal 2009, Aerostar’s sales of $17.0 million increased $5.3 million (45%) and operating income of $2.4 million increased $1.6 million (198%) as compared to the first nine months of fiscal 2008.
The comparative increase in fiscal 2009 sales and operating income is primarily due to the following:

•	Shipments of protective wear and MC-6 parachutes have increased year-over-year. Deliveries under the $20.7 million MC-6 Army parachute contract began in October 2007 and regular deliveries under a protective wear contract of $6.5 million began in December 2007.

•	MC-6 parachute shipments were delayed during the third quarter, however, have resumed in the fourth quarter.

•	Gross margins increased to 20.9% and 18.2% for the third quarter and first nine months, respectively, from 12.3% and 11.8% in the third quarter and first nine months of fiscal 2008. Quarter-over-quarter gross margins have been bolstered by increased shipments of protective wear. Year-over-year gross margin improvement is the result of increased MC-6 Army parachute and protective wear shipments.
LIQUIDITY AND CAPITAL RESOURCES
Cash Position
Cash, cash equivalents, and short-term investments totaled $31.2 million at October 31, 2008, an $8.4 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2008 of $22.8 million. The comparable balances one year earlier totaled $23.3 million. On November 14, 2008, the company paid a special cash dividend of $1.25 per share or $22.5 million to shareholders of record on October 24, 2008.
The company expects that current cash and short-term investments, combined with continued positive operating cash flows and the company’s short-term line of credit, will be sufficient to fund day-to-day operations. The company’s cash needs are seasonal, with working capital demands strongest in the first quarter.
Operating Activities
Cash provided by operating activities was $26.6 million in the first nine months of fiscal 2009 compared to $23.9 million in the first nine months of fiscal 2008. The following items account for the majority of the relative year over year change:
•	Net income for the first nine months of fiscal 2009 increased by $4.3 million compared to the same period of fiscal 2008.

•	Non-cash charges to earnings and deferred income taxes increased by approximately $1.7 million year-over-year.

•	Changes in operating assets and liabilities resulted in a $3.4 million net decrease in cash flow from operations as result of higher accounts receivable which was partially offset by the timing of payments to vendors.
Accounts Receivable
The company’s net accounts receivable balance was $44.3 million at October 31, 2008 compared to $35.1 million at October 31, 2007. Net accounts receivable levels are impacted by the relative contribution of segment sales to consolidated sales as each segment targets distinct markets and payment terms can vary by market type. The increase in net accounts receivable is due primarily to the timing of sales, increased shipments of Flow Controls products, and seasonal payment terms offered to the agricultural market.
Inventory
The company’s net inventory was $40.5 million at October 31, 2008 compared to $32.3 million at October 31, 2007. The increase is the result of higher plastic resin costs (Engineered Films), parachute shipment delays (Aerostar) and increased product demand (Flow Controls). Management continues to focus on lowering the risk of obsolescence and improving cash flow while still ensuring competitive delivery performance.
Accounts Payable
The company’s accounts payable balance was $11.4 million at October 31, 2008 compared to $8.2 million at October 31, 2007. The increase is attributable to the increase in inventory, more favorable payment terms, and the timing and level of purchases.
Investing Activities
Cash used in investing activities totaled $4.5 million in the first nine months of fiscal 2009, compared to $5.5 million in the first nine months of fiscal 2008.
Investing activities for the nine-months ended October 31, 2009 included the following:
•	Sales of short-term investments increased $1.4 million in the first nine months of fiscal 2009 as compared to the corresponding fiscal 2008 period.

•	Capital expenditures increased $500,000 during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. The company anticipates that its capital spending in fiscal 2009 will be in the $8 – 9 million range.
Financing Activities
Financing activities consumed cash of $12.1 million for the first nine months ended October 31, 2008 as compared to $6.0 million used in last year’s comparable period. Cash used in financing activities is primarily for dividend payments and repurchases of common stock.
Financing activities for the nine-months ended October 3l, 2009 included the following:

•	$7.0 million of cash was used to pay dividends versus $6.0 million in the prior year as the quarterly per-share dividend increased to 13 cents per share from 11 cents one year ago.

•	$5.2 million of cash was used to purchase 161,100 shares of the company’s stock under the share repurchase program compared to $282,000 to purchase 10,150 shares in the prior year.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 31, 2008, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of October 31, 2008.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words, “anticipates,” “believes,” “expects,” ”intends,” “may,” “plans,” and similar expressions are intended to identify forward-looking statements. The company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the company’s primary markets, such as agriculture, construction and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the company’s largest customers—any of which could adversely affect any of the company’s product lines, as well as other risks described in Raven’s 10-K under Item 1A. This list is not exhaustive, and the company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

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
Item 1A. Risk Factors:
Fluctuations in commodity prices can increase our costs and decrease our sales.
Agricultural income levels are affected by agricultural commodity prices and input costs. As a result, changes in commodity prices that reduce agricultural income levels could have a negative effect on the ability of growers and their contractors to purchase the company’s precision agriculture products manufactured by its Flow Controls Division.
Exploration for oil and natural gas fluctuates with their price. Plastic sheeting manufactured and sold by our Engineered Films Division is sold as pit and pond liners to contain water used in the drilling process. Lower prices for oil and natural gas could reduce exploration activities and demand for our products. Plastic sheeting manufacture uses plastic resins which are subject to change in price as the cost natural gas changes. Accordingly, volatility in oil and natural gas prices may negatively affect our cost of goods sold or cause us to change prices, which could adversely affect our sales and profitability.
Other risk factors are included in the Company’s 10-K for the year ended January 31, 2008.
Item 2. Changes in Securities:
Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market. No shares were repurchased during the third quarter and approximately $5.1 million of the repurchase authorization remained open.
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

Date: December 5, 2008