Form 10-K
period 2009-01-31
RAVEN INDUSTRIES INC
filed 2009-03-31
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009

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
☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates at July 31, 2008 was approximately $606,723,155. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $38.05, on July 31, 2008, which was as of the last business day of the registrant’s most recently completed second fiscal quarter. The number of shares outstanding on March 24, 2009 was 18,012,251.
DOCUMENTS INCORPORATED BY REFERENCE
The 2009 Annual Report to Shareholders is incorporated by reference into Parts I, II, and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 21, 2009, is incorporated by reference into Part III to the extent described therein.

RAVEN INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2009
Item 1. Business
General
Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products to customers throughout North America. The company began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 1,000 persons on active status and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The company’s Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the symbol RAVN. The company has adopted a Code of Conduct applicable to all officers, directors, and employees and which is available on the website. Information on the company’s website is not part of this filing.
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
The company has four business segments consisting of three Raven divisions and one subsidiary: Applied Technology Division (formerly known as the Flow Controls Division), Engineered Films Division, Electronic Systems Division, and Aerostar International, Inc. (Aerostar). Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and raw materials; however, more than one business segment may serve each of the product markets identified above. Note 11 on page 42 of the company’s Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the business segments.
Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2009	FY 2008	FY 2007
Pit lining and geomembrane films	$40,205	$32,967	$28,715
Disaster film	654	—	9,880
Other plastic films	48,999	51,816	52,487
Agricultural precision control devices and accessories	99,428	58,335	41,855
Electronics manufacturing services	61,983	67,609	66,278
Parachute-related products	8,660	2,206	504
Uniforms and protective wear	9,976	5,842	6,396
Other	10,008	15,182	11,414

Total sales	$279,913	$233,957	$217,529

Business Segments
Applied Technology
Effective February 1, 2009, the company’s Flow Controls segment changed its name to Applied Technology. Products in this segment are electronic and Global Positioning System (GPS) devices. They are used primarily on agricultural sprayers for precision farming applications. The company has developed products for field location control, chemical injection and automated steering. In February 2005, the company acquired the assets of Montgomery Industries, Inc., a privately-held Saskatchewan, Canada company, to expand its precision agriculture product base and its international presence.
Home office personnel sell agricultural control products to original equipment manufacturers (OEMs) and independent third-party distributors. The segment also markets using on-site precision agriculture representatives in key geographic areas. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

Engineered Films
This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications.
The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customer needs. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the company’s most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment’s capital expenditures were $3.1 million in fiscal 2009, $4.0 million in fiscal 2008 and $13.3 million in fiscal 2007.
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
Aerostar
Aerostar sells high altitude aerostats for government and commercial research and military parachutes. It produces uniforms and protective wear for US government agencies as a subcontractor and also manufactures other sewn and sealed products on a contract basis.
Sales are made in response to competitive bid requests. High-altitude research balloons are sold directly to government agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Aerostar is the only balloon supplier for high-altitude research in the United States.
Major Customer Information
Sales in fiscal 2009 and 2008 to Goodrich Corporation, a customer of the Electronic Systems segment, accounted for 13% and 11%, respectively, of consolidated sales. At January 31, 2009, Goodrich Corporation accounted for 18% of the company’s consolidated accounts receivable. The loss of this account would adversely affect profitability; however, the company believes its relationship with this customer is strong.
Seasonal Working Capital Requirements
Some seasonal demand exists in Applied Technology’s agricultural market. The Applied Technology Division builds product in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms for fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances may require, and have required, seasonal short-term financing.
Financial Instruments
The principal financial instruments the company maintains are cash, cash equivalents, short-term investments and accounts receivable. The company manages the interest rate, credit and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with the company policies. The company does not use off-balance sheet financing, except to enter into operating leases as described in Note 8 to the consolidated financial statements located on page 40 of the 2009 Annual Report to Shareholders incorporated herein by reference. As discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, the company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition, or cash flows.

Raw Materials
The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronic Systems and Applied Technology segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. The Engineered Films segment has experienced volatile resin prices over the past three years. In fiscal 2007, because this segment has few long-term sales contracts, price increases were passed on to customers. In fiscal 2009 and 2008, price increases could not be passed on to customers due to weak demand and a more competitive pricing environment. With the exception of plastic resin price volatility, the company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. However, predicting future material shortages and the related potential impact on Raven is not possible.
Patents
The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.
Research and Development
The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Applied Technology segment. Total company research and development costs are disclosed in Note 1 to the Consolidated Financial Statements located on page 37 of the 2009 Annual Report to Shareholders incorporated herein by reference.
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
The company and the purchasers of the company’s Glasstite subsidiary and Plastic Tank Division have conducted environmental assessments of the properties used in these businesses. Although these assessments continue to be evaluated by the MPCA and DENR, respectively, on the basis of the data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flows. The company had $88,000 accrued at January 31, 2009, its best estimate of probable costs to be incurred related to these matters.
Backlog
As of February 1, 2009, the company’s order backlog totaled $80.4 million. Backlog amounts as of February 1, 2008 and 2007 were $66.6 million and $44.2 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

Employees
As of January 31, 2009, the company had approximately 1,020 employees, 1,000 in an active status. Following is a summary of active employees by segment: Electronic Systems — 245; Applied Technology — 375; Engineered Films — 115; Aerostar — 210; Administration — 55. Management believes its employee relations are satisfactory.
Item 1A. Risk Factors
Forward-Looking Statements
Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect certain of the company’s primary markets, such as agriculture and construction and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the company’s largest customers any of which could adversely impact any of the company’s product lines, as well as other risks described below. The foregoing list is not exhaustive and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.
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
The company’s Applied Technology Division is largely dependent on the ability of farmers and growers to purchase the agricultural equipment that includes its products. If such growers and farmers experience adverse weather conditions resulting in poor growing conditions, particularly in North America, or experience unfavorable crop prices or expenses, they may be less likely to purchase agricultural equipment. Accordingly, poor weather conditions may adversely affect sales in the Applied Technology Division.
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
Electronic components, used by both the Applied Technology Division and Electronic Systems Division, are sometimes in short supply, impacting their ability to meet customer demand.

If a supplier of raw materials or components were unable to deliver due to shortage or financial difficulty, any of the company’s segments could be adversely affected.
Fluctuations in commodity prices can increase our costs and decrease our sales.
Agricultural income levels are affected by agricultural commodity prices and input costs. As a result, changes in commodity prices that reduce agricultural income levels could have a negative effect on the ability of growers and their contractors to purchase the company’s precision agriculture products manufactured by its Applied Technology Division.
Exploration for oil and natural gas fluctuates with their price. Plastic sheeting manufactured and sold by our Engineered Films Division is sold as pit and pond liners to contain water used in the drilling process. Lower prices for oil and natural gas could reduce exploration activities and demand for our products. Plastic sheeting manufacture uses plastic resins which are subject to change in price as the cost of natural gas changes. Accordingly, volatility in oil and natural gas prices may negatively affect our cost of goods sold or cause us to change prices, which could adversely affect our sales and profitability.
Failure to develop and market new technologies and products could impact the company’s competitive position and have an adverse affect on the company’s financial results.
The company’s operating results in its Applied Technology and to a lesser extent, its Engineered Films and Aerostar segments are largely dependent on the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. In addition, sales of the company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.
The company’s Electronic Systems Division is dependent on a small number of customers.
The company’s Electronic Systems Division (ESD) is dependent on a small number of customers with the top customer representing over half of ESD sales. Accordingly, the ESD segment is dependent on the continued growth, viability and financial stability of its customers, which consist of original equipment manufacturers of avionics, consumer beds, and secure telecommunication equipment. Future sales are dependent on the success of the company’s customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on the performance of ESD.
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
A significant portion of Aerostar’s sales are to the US government or US government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in US government defense or near-space research spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The company’s US government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.

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
The company’s sales outside the US were $21 million in fiscal 2009. The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of US and non-US governments, agencies and similar organizations. These conditions include but are not limited to changes in a country’s or region’s economic or political conditions, trade regulations affecting production, pricing and marketing of products, local labor conditions and regulations, reduced protection of intellectual property rights in some countries, changes in the regulatory or legal environment, restrictions on currency exchange activities, burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and reduced profitability associated with such sales.
Adverse economic conditions in the major industries the company serves may materially affect segment performance and consolidated results of operations.
The company’s results of operations are impacted by the market fundamentals of the primary industries served. Significant declines of economic activity in the agricultural, oil and gas exploration, construction, industrial, aerospace/aviation, communication, defense, and other major markets served may adversely affect segment performance and consolidated results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

	Square		Business
Location	Feet	Function	Segments
Sioux Falls, SD	150,000	Corporate office; electronics manufacturing	All
	131,000	Plastic sheeting manufacturing	Engineered Films
	73,000	Warehouse	Engineered Films
	59,000	Plastic sheeting manufacturing and sewing	Engineered Films; Aerostar
	35,000	Warehouse and offices	Engineered Films; Aerostar
	27,000	Training facility and manufacturing	Applied Technology
	25,000	Inflatable manufacturing	Aerostar
	24,000	Electronics manufacturing	Electronic Systems
	10,000	Machine shop	Applied Technology
	11,000	Training and product development facility	Applied Technology
Sulphur Springs, TX	64,000	Research balloon manufacturing	Aerostar
Springfield, OH	30,000	Warehouse	Engineered Films
Huron, SD	24,000	Sewing plant	Aerostar
St. Louis, MO	24,000	Electronics manufacturing	Electronic Systems
Madison, SD	20,000	Sewing plant	Aerostar
Austin, TX	*7,000	Product development facility	Applied Technology
Stockholm, SK	*7,000	Warehouse	Applied Technology

*	Leased
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
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Incorporated by reference to pages 30 (Quarterly Information), 16-17 (Eleven-year Financial Summary), and inside back cover of the 2009 Annual Report to Shareholders.
Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market. No shares were repurchased during the fourth quarter. Approximately $5.1 million of the repurchase authorization remains open, however, the company has temporarily suspended the share repurchase program.
Item 6. Selected Financial Data
Incorporated by reference to pages 16-17 of the company’s 2009 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated by reference to pages 19-29 of the company’s 2009 Annual Report to Shareholders.
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
Incorporated by reference to pages 32-43 of the company’s 2009 Annual Report to Shareholders.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of January 31, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of January 31, 2009.
Management’s Report on Internal Control Over Financial Reporting
The company included a report from its management concerning its internal control over financial reporting on page 31 of its 2009 Annual Report to Shareholders, which is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 10. Directors, Executive Officers, and Corporate Governance
Incorporated by reference to the sections entitled “Election of Directors,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders.
Executive Officers

Name	Age	Position
Ronald M. Moquist	63	President and Chief Executive Officer
Thomas Iacarella	55	Vice President and Chief Financial Officer
David R. Bair	52	Division Vice President and General Manager — Electronic Systems Division
James D. Groninger	50	Division Vice President and General Manager — Engineered Films Division
Barbara K. Ohme	61	Vice President — Administration
Daniel A. Rykhus	44	Executive Vice President
Mark L. West	55	President — Aerostar International, Inc.
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
Mr. Bair joined Raven in 1999 as Division Vice President and General Manager of the Electronic Systems Division.
Mr. Groninger joined Raven in 1986 and in 1995 became Manager of Glasstite, Inc. He has been Division Vice President and General Manager of the Engineered Films Division since 2004.

Ms. Ohme joined Raven in 1987 as Employment Manager and has been the company’s Vice President of Administration since 2004.
Mr. Rykhus joined Raven in 1990 as Director of World Class Manufacturing and has been the company’s Executive Vice President since 2004. He was General Manager of the Applied Technology Division from 1998 through 2009.
Mr. West joined Raven in 1982 as a Project Engineer and has been the President of Aerostar International, Inc. since 1986.
Item 11. Executive Compensation
Incorporated by reference to the sections entitled “Executive Compensation” and “Non-management Director Compensation” within the company’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders.
The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to Note 9 on pages 40-41 of the company’s 2009 Annual Report to Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Board of Directors and Committees” and “Corporate Governance” contained in the company’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2009 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedule
     (a) Consolidated Financial Statements and Schedule
1.	Incorporated by reference from the attached exhibit containing the 2009 Annual Report to Shareholders:

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

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted because they are not applicable or not required.

     (b) Exhibits

Exhibit
Number	Description

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc. *

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of February 1, 2009 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed February 1, 2009). †

10(b)	Employment Agreement between Raven Industries, Inc. and David R. Bair dated as of February 1, 2004. † ***

10(c)	Employment Agreement between Raven Industries, Inc. and James D. Groninger dated as of February 1, 2004. † ***

10(d)	Employment Agreement between Raven Industries, Inc. and Mark L. West dated as of February 1, 2004. † ***

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004.† **

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004. † **

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Executive Officers: Ronald M. Moquist, Thomas Iacarella, and Daniel A. Rykhus (incorporated by reference to Exhibit 10.2 of the company’s Form 8-K filed February 1, 2009). †

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004. † **

10(i)	Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees:
Ronald M. Moquist, Thomas Iacarella, Daniel A. Rykhus, David R. Bair, James D. Groninger, Barbara K. Ohme, and Mark L. West dated as of January 31, 2008 (incorporated by reference to Exhibit 10.1 of the company’s 8-K filed December 17, 2007). †

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).†

10(l)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated by reference to Exhibit 10.1 to the company’s 8-K filed May 24, 2007).†

10(m)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Managers: David R. Bair, James D. Groninger, Barbara K. Ohme and Mark L. West. †

13	2009 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

***	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)

March 31, 2009	By:	/S/ Ronald M. Moquist

Date		Ronald M. Moquist President and Chief Executive Officer (Principal Executive Officer and Director)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2009	/S/ Ronald M. Moquist

Date	Ronald M. Moquist President and Chief Executive Officer (Principal Executive Officer and Director)

March 31, 2009	/S/ Thomas Iacarella

Date	Thomas Iacarella Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Directors:

March 31, 2009	/S/ Conrad J. Hoigaard

Date	Conrad J. Hoigaard

March 31, 2009	/S/ Anthony W. Bour

Date	Anthony W. Bour

March 31, 2009	/S/ David A. Christensen

Date	David A. Christensen

March 31, 2009	/S/ Thomas S. Everist

Date	Thomas S. Everist

March 31, 2009	/S/ Mark E. Griffin

Date	Mark E. Griffin

March 31, 2009	/S/ Kevin T. Kirby

Date	Kevin T. Kirby

March 31, 2009	/S/ Cynthia H. Milligan

Date	Cynthia H. Milligan

March 31, 2009	/S/ Daniel A. Rykhus

Date	Daniel A. Rykhus

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Raven Industries, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 24, 2009 appearing in the 2009 Annual Report to Shareholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 24, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended January 31, 2009, 2008 and 2007
(Dollars in thousands)

		Column C
	Column B	Additions		Column D
	Balance at	Charged to	Charged to	Deductions	Column E
Column A	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2009	$293	$629	None	$309	$613

Year ended January 31, 2008	$258	$91	None	$56	$293

Year ended January 31, 2007	$257	$40	None	$39	$258

Note:
(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.