Form 10-Q
period 2009-04-30
RAVEN INDUSTRIES INC
filed 2009-06-05
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 31, 2009 there were 18,019,796 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30,	January 31,	April 30,
(in thousands except share data)	2009	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$32,269	$16,267	$18,332
Short-term investments	—	—	3,300
Accounts receivable, net of allowances of $574, $613, and $342, respectively	36,290	40,278	50,015
Inventories:
Materials	24,652	26,657	29,250
In process	3,475	3,258	3,661
Finished goods	4,753	6,062	4,315

Total inventories	32,880	35,977	37,226
Deferred income taxes	2,616	2,542	2,274
Prepaid expenses and other current assets	3,377	3,009	3,616

Total current assets	107,432	98,073	114,763

Property, plant and equipment	86,966	86,324	80,807
Accumulated depreciation	(51,579)	(50,444)	(46,194)

Property, plant and equipment, net	35,387	35,880	34,613
Goodwill	7,612	7,450	7,057
Amortizable intangible assets, net	1,467	1,471	1,652
Other assets, net	1,528	1,541	2,440

TOTAL ASSETS	$153,426	$144,415	$160,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,718	$9,433	$11,691
Accrued liabilities	10,999	13,281	11,047
Income taxes payable	4,772	—	5,647
Customer advances	524	608	340

Total current liabilities	25,013	23,322	28,725

Other liabilities	7,735	7,537	7,734

Total liabilities	32,748	30,859	36,459

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,460,934; 32,460,934; 32,413,717, respectively	32,461	32,461	32,414
Paid in capital	4,725	4,531	3,635
Retained earnings	137,967	131,080	140,747
Accumulated other comprehensive income (loss)	(1,113)	(1,154)	(1,581)

	174,040	166,918	175,215
Less treasury stock, at cost, 14,448,683; 14,448,683; and 14,386,683 shares, respectively	53,362	53,362	51,149

Total shareholders’ equity	120,678	113,556	124,066

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,426	$144,415	$160,525

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands except per share data)	2009	2008

Net sales	$65,222	$75,166
Cost of goods sold	46,252	53,151

Gross profit	18,970	22,015

Selling, general and administrative expenses	4,857	5,374

Operating income	14,113	16,641

Interest income and other, net	(1)	(118)

Income before income taxes	14,114	16,759

Income taxes	4,883	5,877

Net income	$9,231	$10,882

Net income per common share:
Basic	$0.51	$0.60
Diluted	$0.51	$0.60

Cash dividends paid per common share	$0.13	$0.13
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands)	2009	2008

OPERATING ACTIVITIES:
Net income	$9,231	$10,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,742	1,820
Deferred income taxes	(71)	(63)
Share-based compensation expense	192	192
Change in operating assets and liabilities:
Accounts receivable	4,026	(13,541)
Inventories	3,526	(702)
Prepaid expenses and other current assets	(977)	(992)
Operating liabilities	2,021	7,492
Other operating activities, net	(22)	35

Net cash provided by operating activities	19,668	5,123

INVESTING ACTIVITIES:
Capital expenditures	(1,105)	(974)
Purchase of short-term investments	—	(2,100)
Sale of short-term investments	—	300
Other investing activities, net	(223)	45

Net cash used in investing activities	(1,328)	(2,729)

FINANCING ACTIVITIES:
Dividends paid	(2,342)	(2,353)
Purchases of treasury stock	—	(2,966)
Other financing activities, net	—	(13)

Net cash used in financing activities	(2,342)	(5,332)

Effect of exchange rate changes on cash	4	(2)

Net increase (decrease) in cash and cash equivalents	16,002	(2,940)

Cash and cash equivalents:
Beginning of period	16,267	21,272

End of period	$32,269	$18,332

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. The January 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2009.
The primary types of operating expenses are classified in the income statement as follows:

Cost of Good Sold	Selling, General, and Administrative Expenses
Direct material costs	Personnel costs
Material acquisition and handling costs	Professional service fees
Direct labor	Advertising
Factory overhead including depreciation	Promotions
Inventory obsolescence	Information technology equipment depreciation
Product warranties Research and development	Office supplies
The company’s gross margins may not be comparable to industry peers due to variability in the classification of these expenses across the industries in which the company operates.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three months ended April 30, 2009 and 2008, 382,975 and 226,950 options, respectively, were excluded from the diluted net income per-share calculation. Details of the computation are presented below:

	Three Months Ended
	April 30,	April 30,
	2009	2008

Numerator:
Net income (in thousands)	$9,231	$10,882

Denominator:
Weighted average common shares outstanding	18,012,251	18,093,008
Weighted average stock units outstanding	15,140	9,893

Denominator for basic calculation	18,027,391	18,102,901

Weighted average common shares outstanding	18,012,251	18,093,008
Weighted average stock units outstanding	15,140	9,893
Dilutive impact of stock options	—	51,002

Denominator for diluted calculation	18,027,391	18,153,903

Net income per share — basic	$0.51	$0.60
Net income per share — diluted	$0.51	$0.60

(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure and reflect the organization of the company into the three Raven divisions and the Aerostar subsidiary. Raven Canada and Raven GmbH are included in the Applied Technology Division. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. Intersegment transactions are eliminated in a separate caption entitled “intersegment eliminations” to arrive at consolidated sales and operating income. First quarter intersegment sales were primarily from Electronic Systems to Applied Technology. The results for these segments follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2009	2008

Net sales
Applied Technology	$29,434	$34,846
Engineered Films	13,358	22,005
Electronic Systems	16,153	13,279
Aerostar	6,565	6,019
Intersegment eliminations	(288)	(983)

Consolidated net sales	$65,222	$75,166

Operating income
Applied Technology	$9,610	$13,546
Engineered Films	2,715	3,864
Electronic Systems	2,495	640
Aerostar	1,158	806
Intersegment eliminations	28	(29)

Total reportable segment income	16,006	18,827
Administrative and general expenses	(1,893)	(2,186)

Consolidated operating income	$14,113	$16,641

(4) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2009, bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of April 30, 2009, January 31, 2009 or April 30, 2008, and $6.7 million was available at April 30, 2009.
(5) Dividends
The company announced on May 21, 2009, that its board of directors approved a quarterly cash dividend of 14 cents per share, payable July 15, 2009 to shareholders of record on June 25, 2009.
(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income and accumulated other comprehensive income (loss) follow:

Comprehensive income

	Three Months Ended
	April 30,	April 30,
(in thousands)	2009	2008

Net income	$9,231	$10,882
Other comprehensive income (loss):
Foreign currency translation	20	(12)
Amortization of postretirement benefit plan actuarial losses, net of income tax of $11 and $20, respectively	21	37

Total other comprehensive income	41	25

Total comprehensive income	$9,272	$10,907

Accumulated other comprehensive income (loss)

	April 30,	January 31,	April 30,
(in thousands)	2009	2009	2008

Foreign currency translation	$(104)	$(124)	$111
Post-retirement benefits	(1,009)	(1,030)	(1,692)

Total accumulated other comprehensive income (loss)	$(1,113)	$(1,154)	$(1,581)

(7) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2009	2008

Service cost	$14	$17
Interest cost	83	90
Amortization of actuarial losses	32	57

Net periodic benefit cost	$129	$164

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2009	2008

Balance, beginning of period	$1,004	$684
Accrual for warranties	485	459
Settlements made (in cash or in kind)	(390)	(350)

Balance, end of period	$1,099	$793

(9) Recent Accounting Pronouncements
At the beginning of fiscal 2010 the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows.
At the beginning of fiscal 2010 the company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of FSP No. FAS 142-3 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows.
New pronouncements issued but not effective until after April 30, 2009, are not expected to have a material impact on the company’s consolidated results of operations, financial condition, or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three months ended April 30, 2009 and April 30, 2008, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2009.
EXECUTIVE SUMMARY
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. The company operates in four business segments: Applied Technology (formerly Flow Controls), Engineered Films, Electronic Systems and Aerostar.
Significant financial items related to the first quarter of fiscal 2010 include:
•	Diluted earnings per share of $0.51 decreased $0.09 (15%) from $0.60 per share in the first quarter of fiscal 2009.

•	Net sales of $65.2 million decreased $9.9 million (13%) compared to $75.2 million in the first quarter of fiscal 2009. The recession and related economic uncertainty lowered Engineered Films and Applied Technology sales volumes. Electronic Systems and Aerostar sales were not directly impacted.

•	Gross margins of 29.1% decreased slightly from 29.3% in the first quarter of fiscal 2009 stemming from a five point contraction in Applied Technology gross margins partially offset by increased Engineered Films and Electronic Systems margins.

•	Net income decreased 15% to $9.2 million versus $10.9 million in the first quarter of fiscal 2009.

•	The company generated first quarter operating cash flow of $19.7 million versus $5.1 million in the year ago quarter. The increase was driven by improved inventory management and accelerated collections of accounts receivable.

•	The company paid dividends of $2.3 million during the first quarter of fiscal 2010.
Seasonality
The Applied Technology segment is predominately focused on the agricultural market and quarterly financial results have typically been impacted by the inherent seasonality of this market. Historically, Applied Technology’s first quarter results are the strongest and the second quarter the weakest.
Results of Operations (Q1 fiscal 2010 versus Q1 fiscal 2009)
Net sales decreased $9.9 million (13%) to $65.2 million from $75.2 million. The decrease was driven primarily by lower Applied Technology and Engineered Films sales partially offset by stronger Electronic Systems and Aerostar sales. Applied Technology sales decreased $5.4 million (16%) to $29.4 million as a result of a less robust agricultural market. Engineered Films sales decreased $8.6 million (39%) to $13.4 million versus $22.0 million due to decreased demand for pit liners and construction film reflecting depressed oil and gas drilling and construction activity. Additionally, downward pressure on Engineered Films selling prices contributed to the year-over-year revenue decline. Electronic Systems sales increased $2.9 million (22%) to $16.2 million from $13.3 million reflecting stronger sales of printed circuit board assemblies for the aviation industry and secure communication devices. Aerostar sales increased $546,000 (9%) to $6.6 million versus $6.0 million due to increased shipments of tethered aerostats and inflatable decoys.
Operating income decreased $2.5 million (15%) to $14.1 million from $16.6 million. Higher profits at Electronic Systems were offset by lower Applied Technology and Engineered Films results. Applied Technology operating income decreased $3.9 million (29%) to $9.6 million from $13.5 million due to lower sales volume and negative operating leverage stemming from the drop in revenue on a higher cost base versus a year ago. Engineered Films operating income decreased 30% to $2.7 million from $3.9 million reflecting the 39% drop in sales (roughly 27% volume and 12% price) partially offset by more favorable plastic resin costs, the primary component of plastic films. Electronic Systems operating income increased $1.9 million to $2.5 million from $640,000 in fiscal 2009 as a result of increased sales, positive operating leverage, and efficiency gains. Aerostar’s operating income increased to $1.2 million from $806,000 reflecting increased efficiencies and positive operating leverage gained though higher sales volume.

RESULTS OF OPERATIONS — SEGMENT ANALYSIS (Q1 fiscal 2010 versus Q1 fiscal 2009)
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.
Net sales of $29.4 million decreased $5.4 million (16%) and operating income of $9.6 million decreased $3.9 million (29%).
Several factors contributed to the relative change:
•	Worldwide agricultural conditions remained fairly strong as a result of good prices for corn, soybeans and other feed grains. However, grower and custom spray applicator purchasing decisions were deferred as a result of uncertainty regarding global economic conditions causing a decline in sales across substantially all of the segment’s product categories. The volume decrease was partially offset by a modest selling price increase.

•	First quarter international sales of $5.8 million fell $900,000 (13%) year-over-year. Although foreign revenue decreased from last year it accounted for a larger share of Applied Technology sales, increasing from 19% of segment sales one year ago to 20%. While some markets experienced volatile conditions, revenues were enhanced by expanding sales efforts in regions not previously served. This caused the relative decline in international sales to be less than the drop in U.S. sales.

•	New product sales declined. In the first three months of last year, the division’s Cruizer™ product was introduced. This simple and affordable guidance system targeted new entrants to the precision agricultural market and was well received in the marketplace.

•	Gross margins of 38.5% contracted from 43.6% as result of negative operating leverage stemming from decreased sales volume.

•	First quarter selling expense of $1.8 million was up from the prior year’s first quarter, increasing $121,000 (7%) due mainly to higher personnel cost. As a percentage of sales, selling expense increased to 6.0% versus 4.7% due to higher expense on lower sales volume.
Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.
Net sales of $13.4 million decreased $8.6 million (39%) and operating income of $2.7 million decreased $1.2 million (30%).
The following factors contributed to the comparative change:
•	Sales volume declined approximately 27% due to the freefall of business activity in the fourth quarter of fiscal 2009 as customers in the construction market adapted to a weakening economic outlook and the scarcity of credit. In addition, deliveries of pit liners to the energy exploration market declined from prior year levels. Drilling activity slowed due to lower oil prices and reductions in forecasted demand.

•	Selling prices declined by roughly 12% year-over-year driven by competitive pricing pressure.

•	Gross margins increased from 22.3% to 25.8% in the current quarter due to lower plastic resin costs. Opportune purchases of prime-grade plastic resins resulted in approximately $1.3 million of one-time material savings.

•	First quarter selling expense of $725,000 decreased $260,000 from one year earlier reflecting a reduction in sales personnel and constrained discretionary spending due to the lower sales volume. As a result of the decrease in sales activity, selling expense as a percentage of sales increased to 5.4% versus 4.5%.
Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.
Net sales of $16.2 million increased $2.9 million (22%) and operating income of $2.5 million rose $1.9 million (290%).
The relative change is primarily the result of the following:
•	The sales improvement was substantially due to higher volume of aviation electronics shipments resulting from increased customer demand.

•	First quarter hand-held bed control shipments were flat compared with the depressed levels of one year ago due to steadying of consumer spending on non-essential home-related products.

•	Gross margins expanded from 7.2% to 17.3% for the current quarter. The improvement was attributable to positive operating leverage generated through increased sales. Staff reductions, and facility consolidations helped reduce costs and improve efficiencies.

•	Selling expense was flat year-over-year and as a percentage of sales fell from 2.3% to 1.9%.
Aerostar
Aerostar manufactures military parachutes, protective wear, custom shaped inflatable products, and high-altitude aerostats for government and commercial research.
Net sales of $6.6 million increased $546,000 (9%) and operating income of $1.2 million increased $352,000 (44%).
The comparative change is primarily due to the following:
•	Sales volume of tethered aerostats and inflatable decoys were up from one year earlier.

•	Improved efficiencies on the parachute and protective wear product lines resulted in expanded gross margins to 20.6% from 16.9%.

•	Selling expense as a percentage of sales decreased to 3.0% from 3.5% due to relatively flat selling expense and increased sales.
Corporate Expenses (administrative expenses, interest income and other, net and income taxes)

	Three Months Ended
	April 30,	April 30,
Dollars in thousands	2009	2008

Administrative expenses	$1,893	$2,186
Administrative expenses as a % of sales	2.9%	2.9%
Interest income and other, net	$1	$118
Effective tax rate	34.6%	35.1%

First quarter administrative expenses of $1.9 million decreased 13% from $2.2 million reported a year ago. The decrease was due primarily to lower compensation expense.
“Interest income and other, net” consists mainly of interest income, bank fees and foreign currency transaction gain or loss. Interest income declined year-over-year due to lower interest rates.
The decrease in the effective tax rate is attributable to reinstatement of the U.S. research and development tax credit in October 2008.
OUTLOOK
Fiscal 2010 first quarter results were notably affected by the global economic recession and its impact on the company’s markets. This is expected to continue throughout the remainder of the current fiscal year, making comparisons to last year’s record results challenging. Management does not expect to beat last year’s record sales and earnings levels and anticipates second quarter results to be down from one year earlier.
Applied Technology
Second quarter sales are expected to continue to fall significantly short of last year’s levels. Current year revenue is forecast to be affected by the economic slowdown, in contrast to the strong market environment one year ago. Sequentially, second quarter revenue is expected to decrease due to seasonality. This segment entered into an agreement to distribute select products through John Deere dealers starting in August 2009. The benefit from this agreement is expected to be material to fiscal 2011 results but its impact on the current year cannot be determined. Staff cuts and spending constraints implemented late in the first quarter will decrease the cost base going forward but are not expected to offset the effect of the lower sales volume on profits for the full year.
Engineered Films
Management expects second quarter revenues to remain depressed and gross margins to decline. Included in the first quarter results were approximately $1.3 million of material savings due to opportune purchases of resin. This is not expected to be repeated in subsequent quarters. Year-over-year revenue comparisons are expected to remain significantly unfavorable over the course of the fiscal year as management does not anticipate a recovery from current economic conditions to occur until next fiscal year. The two largest Engineered Films markets are energy (oil and gas drilling) and construction, both of which are dependent on a reversal of the current economic situation in order for sales to recover to prior year levels.
Electronic Systems
Electronic Systems second quarter revenue is targeted to increase sequentially and year-over-year due to increased demand for secure communication and aviation electronics. Gross margins in the first quarter benefited from a favorable product mix and are expected to decline during the year.
Aerostar
Management expects second quarter sales to be up slightly as compared with one year earlier as lower protective wear sales are expected to be offset by higher MC-6 parachute deliveries. Gross profit rates are expected to be lower than in the first quarter due to a less favorable product mix.
LIQUIDITY AND CAPITAL RESOURCES
The company’s liquidity and capital resources are strong despite the global economic recession. Management focuses on the current cash balance and operating cash flows in considering liquidity as operating cash flows have historically been the company’s primary source of liquidity. Management expects that current cash combined with the generation of positive operating cash flows will be sufficient to fund the company’s operating, investing, and financing activities.
The company’s cash needs are seasonal, with working capital demands strongest in the first quarter. Consequently, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.
Cash, cash equivalents, and short-term investments totaled $32.3 million at April 30, 2009, a $16.0 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2009 of $16.3 million. The comparable balances one year earlier totaled $21.6 million. In November 2008, the company paid a special cash dividend of $22.5 million.
Operating Activities
Cash provided by operating activities was $19.7 million in the first quarter of fiscal 2010 compared to $5.1 million in the first quarter of fiscal 2009. The company’s operating cash flows result primarily from cash received from customers offset by cash payments for inventories, services, and employee compensation. The increase in quarterly operating cash flows reflects improved working capital management. Specifically, receivables from agricultural customers were lower as a result of accelerated payment terms during the first quarter of fiscal 2010 and inventory declined due to lower plastic resin costs and lower expected demand for Applied Technology and Engineered Films products.
Investing Activities
Cash used in investing activities totaled $1.3 million in the first quarter of fiscal 2010, a $1.4 million decrease compared to the first quarter of fiscal 2009. The variance was caused primarily by decreased purchases of short-term investments. Net short-term investment purchases totaled $1.8 million one year ago versus none in the current quarter. Capital expenditures totaled $1.1 million during the current quarter compared to $1.0 million in the year ago quarter. Capital expenditures are expected to be in the $3 million range for the current fiscal year.
Financing Activities
Financing activities consumed cash of $2.3 million for the three months ended April 30, 2009 compared to $5.3 million used in last year’s comparable period. Cash used in financing activities is primarily for dividend payments and repurchases of common stock. The reduced spending was caused by suspension of the share repurchase program in July 2008. Dividends of $2.3 million or 13 cents per share were paid during the current quarter compared to $2.4 million in the year ago quarter.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2009.
NEW ACCOUNTING STANDARDS
At the beginning of fiscal 2010 the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows.
At the beginning of fiscal 2010 the company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The adoption of FSP No. FAS 142-3 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows.
New pronouncements issued but not effective until after April 30, 2009, are not expected to have a material impact on the company’s consolidated results of operations, financial condition, or cash flows.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of April 30, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of April 30, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the company’s primary markets, such as agriculture, construction, and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the company’s largest customers-any of which could adversely affect any of the company’s product lines, as well as other risks described in the company’s 10-K under Item 1A. This list is not exhaustive, and the company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

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
Item 1A. Risk Factors: No material change.
Item 2. Changes in Securities:
Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market. No shares were repurchased during the first quarter of fiscal 2010. Approximately $5.1 million of the repurchase authorization remains open; however, the company temporarily suspended the share repurchase program in July 2008.
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

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: June 5, 2009