Form 10-Q
period 2009-07-31
RAVEN INDUSTRIES INC
filed 2009-09-02
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File: 001-07982
RAVEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

South Dakota (State of incorporation)	46-0246171 (IRS Employer Identification No.)
205 East 6th Street, P.O. Box 5107, Sioux Falls, SD 57117-5107
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2009 there were 18,020,915 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 31,	January 31,	July 31,
(in thousands except share data)	2009	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$41,032	$16,267	$30,136
Short-term investments	2,000	—	2,100
Accounts receivable, net of allowances of $350, $613, and $375, respectively	29,155	40,278	34,936
Inventories:
Materials	21,352	26,657	33,115
In process	3,738	3,258	3,996
Finished goods	4,359	6,062	5,441

Total inventories	29,449	35,977	42,552
Deferred income taxes	2,508	2,542	2,347
Prepaid expenses and other current assets	3,123	3,009	3,323

Total current assets	107,267	98,073	115,394

Property, plant and equipment	88,370	86,324	83,194
Accumulated depreciation	(53,257)	(50,444)	(47,836)

Property, plant and equipment, net	35,113	35,880	35,358
Goodwill	7,716	7,450	7,202
Amortizable intangible assets, net	1,376	1,471	1,580
Other assets, net	1,534	1,541	1,844

TOTAL ASSETS	$153,006	$144,415	$161,378

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,485	$9,433	$12,915
Accrued liabilities	11,270	13,281	12,919
Income taxes payable	—	—	411
Customer advances	522	608	452

Total current liabilities	20,277	23,322	26,697

Other liabilities	7,898	7,537	7,916

Total liabilities	28,175	30,859	34,613

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,469,598; 32,460,934; 32,436,527, respectively	32,470	32,461	32,437
Paid in capital	5,035	4,531	4,030
Retained earnings	141,646	131,080	145,221
Accumulated other comprehensive income (loss)	(958)	(1,154)	(1,561)

	178,193	166,918	180,127
Less treasury stock, at cost, 14,448,683 shares	53,362	53,362	53,362

Total shareholders’ equity	124,831	113,556	126,765

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,006	$144,415	$161,378

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands except per share data)	2009	2008	2009	2008

Net sales	$56,586	$69,278	$121,808	$144,444
Cost of goods sold	42,765	53,492	89,017	106,643

Gross profit	13,821	15,786	32,791	37,801

Selling, general and administrative expenses	4,515	5,474	9,372	10,848

Operating income	9,306	10,312	23,419	26,953

Interest income and other, net	(105)	(176)	(106)	(294)

Income before income taxes	9,411	10,488	23,525	27,247

Income taxes	3,207	3,673	8,090	9,550

Net income	$6,204	$6,815	$15,435	$17,697

Net income per common share:
Basic	$0.34	$0.38	$0.86	$0.98
Diluted	$0.34	$0.38	$0.86	$0.98

Cash dividends paid per common share	$0.14	$0.13	$0.27	$0.26
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	July 31,	July 31,
(in thousands)	2009	2008

OPERATING ACTIVITIES:
Net income	$15,435	$17,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,530	3,748
Deferred income taxes	25	437
Share-based compensation expense	544	544
Change in operating assets and liabilities:
Accounts receivable	11,407	910
Inventories	6,571	(6,030)
Prepaid expenses and other current assets	(724)	(758)
Operating liabilities	(2,302)	6,220
Other operating activities, net	(165)	123

Net cash provided by operating activities	34,321	22,891

INVESTING ACTIVITIES:
Capital expenditures	(2,304)	(3,489)
Purchase of short-term investments	(2,000)	(2,100)
Sale of short-term investments	—	1,500
Other investing activities, net	(397)	(135)

Net cash used in investing activities	(4,701)	(4,224)

FINANCING ACTIVITIES:
Dividends paid	(4,864)	(4,692)
Purchases of treasury stock	—	(5,180)
Other financing activities, net	(37)	76

Net cash used in financing activities	(4,901)	(9,796)

Effect of exchange rate changes on cash	46	(7)

Net increase in cash and cash equivalents	24,765	8,864

Cash and cash equivalents:
Beginning of period	16,267	21,272

End of period	$41,032	$30,136

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. The January 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2009.
(2) Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

Cost of Goods Sold	Selling, General, and Administrative Expenses
Direct material costs	Personnel costs
Material acquisition and handling costs	Professional service fees
Direct labor	Advertising
Factory overhead including depreciation	Promotions
Inventory obsolescence	Information technology equipment depreciation
Product warranties	Office supplies
Research and development
The company’s gross margins may not be comparable to industry peers due to variability in the classification of these expenses across the industries in which the company operates.
The company’s research and development expense is comprised principally of labor and material costs related to product development efforts in the Applied Technology segment. During the three and six month periods ended July 31, 2009, $1.4 million and $2.9 million, respectively, were expended on research and development. During the three and six month periods ended July 31, 2008, $1.5 million and $2.8 million, respectively, were expended on research and development.
(3) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and six month periods ended July 31, 2009, 318,600 and 318,663 shares were excluded, respectively. For the three and six months periods ended July 31, 2008, 74,200 and 144,883 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008

Numerator:
Net income (in thousands)	$6,204	$6,815	$15,435	$17,697

Denominator:
Weighted average common shares outstanding	18,020,535	18,018,432	18,016,393	18,055,509
Weighted average stock units outstanding	20,954	14,306	18,047	12,100

Denominator for basic calculation	18,041,489	18,032,738	18,034,440	18,067,609

Weighted average common shares outstanding	18,020,535	18,018,432	18,016,393	18,055,509
Weighted average stock units outstanding	20,954	14,306	18,047	12,100
Dilutive impact of stock options	2,215	57,927	3,305	51,629

Denominator for diluted calculation	18,043,704	18,090,665	18,037,745	18,119,238

Net income per share — basic	$0.34	$0.38	$0.86	$0.98
Net income per share — diluted	$0.34	$0.38	$0.86	$0.98

(4) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure and reflect the organization of the company into the three Raven divisions and the Aerostar subsidiary. Raven Canada and Raven GmbH are included in the Applied Technology Division. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. Intersegment transactions are eliminated in a separate caption entitled “intersegment eliminations” to arrive at consolidated sales and operating income. Second quarter and first half intersegment sales were primarily from Electronic Systems to Applied Technology. The results for these segments follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2009	2008	2009	2008

Net sales
Applied Technology	$18,572	$22,716	$48,006	$57,562
Engineered Films	15,017	26,504	28,375	48,509
Electronic Systems	17,913	14,739	34,066	28,018
Aerostar	5,838	5,547	12,403	11,566
Intersegment eliminations	(754)	(228)	(1,042)	(1,211)

Consolidated net sales	$56,586	$69,278	$121,808	$144,444

Operating income (loss)
Applied Technology	$5,117	$7,060	$14,727	$20,606
Engineered Films	2,081	3,515	4,796	7,379
Electronic Systems	2,962	1,239	5,457	1,879
Aerostar	1,136	718	2,294	1,524
Intersegment eliminations	(26)	26	2	(3)

Total reportable segment income	11,270	12,558	27,276	31,385
Administrative and general expenses	(1,964)	(2,246)	(3,857)	(4,432)

Consolidated operating income	$9,306	$10,312	$23,419	$26,953

(5) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of September 29, 2009, bearing interest at 1.00% under the prime rate. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of July 31, 2009, January 31, 2009 or July 31, 2008, and $6.7 million was available at July 31, 2009.
(6) Dividends
The company announced on August 25, 2009, that its board of directors approved a quarterly cash dividend of 14 cents per share, payable October 15, 2009 to shareholders of record on September 25, 2009.
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

Comprehensive income

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2009	2008	2009	2008

Net income	$6,204	$6,815	$15,435	$17,697
Other comprehensive income:
Foreign currency translation	134	(17)	154	(29)
Amortization of postretirement benefit plan actuarial losses, net of income tax of $11, $20, $22 and $39, respectively	21	36	42	74

Total other comprehensive income	155	19	196	45

Total comprehensive income	$6,359	$6,834	$15,631	$17,742

Accumulated other comprehensive income (loss)

	July 31,	January 31,	July 31,
(in thousands)	2009	2009	2008

Foreign currency translation	$31	$(124)	$94
Post-retirement benefits	(989)	(1,030)	(1,655)

Total accumulated other comprehensive loss	$(958)	$(1,154)	$(1,561)

(8) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2009	2008	2009	2008

Service cost	$13	$17	$27	$34
Interest cost	83	90	166	180
Amortization of actuarial losses	32	56	64	113

Net periodic benefit cost	$128	$163	$257	$327

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2009	2008	2009	2008

Balance, beginning of period	$1,099	$793	$1,004	$684
Accrual for warranties	755	852	1,240	1,311
Settlements made (in cash or in kind)	(748)	(627)	(1,138)	(977)

Balance, end of period	$1,106	$1,018	$1,106	$1,018

(10) Recent Accounting Pronouncements
At the beginning of fiscal 2010 the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 had no impact on the company’s consolidated results of operations, financial condition or cash flows.
At the beginning of fiscal 2010 the company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. As this guidance applies only to assets acquired in the future, the company is not able to predict the impact, if any, on the company’s consolidated results of operations, financial condition or cash flows.

As of July 31, 2009 the company adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows. In accordance with SFAS No. 165, the company has evaluated subsequent events through the date and time the financial statements were issued on September 2, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on the company’s consolidated results of operations, financial condition or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three and six months ended July 31, 2009 and July 31, 2008, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2009.
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
Snapshot
Consolidated financial highlights for the second quarter and first six months of fiscal 2010 include the following:

	Three Months Ended			Six Months Ended
	July 31,	July 31,	%	July 31,	July 31,	%
(dollars in thousands except per share data)	2009	2008	Change	2009	2008	Change

Net sales	$56,586	$69,278	(18)%	$121,808	$144,444	(16)%
Gross profit	13,821	15,786	(12)%	32,791	37,801	(13)%
Gross margins	24.4%	22.8%		26.9%	26.2%
Operating income	9,306	10,312	(10)%	23,419	26,953	(13)%
Net income	6,204	6,815	(9)%	15,435	17,697	(13)%
Diluted earnings per share	0.34	0.38	(11)%	0.86	0.98	(12)%

Operating cash flow				34,321	22,891	50%
Cash dividends				4,864	4,692	4%
Common stock repurchases				—	5,180

The quarter-over-quarter and year-over-year declines in financial results were driven by softening global agricultural fundamentals and recessionary global economic conditions. The drop in net sales for the second quarter and first half of fiscal 2010 is the result of year-over-year sales declines in Applied Technology and Engineered Films partially offset by sales growth in Electronic Systems and Aerostar. In addition, the company reported lower quarter-over-quarter and year-over-year operating income, net income, and diluted earnings per share. The drop in second quarter and first half operating income is attributable to falling profits in Applied Technology and Engineered Films, partially offset by profit growth in Electronic Systems and Aerostar.
Applied Technology net sales of $18.6 million in the second quarter of fiscal 2010 were down $4.1 million (18%) and operating income of $5.1 million fell $1.9 million (28%) compared to the second quarter of fiscal 2009. For the first half ended July 31, 2009, Applied Technology net sales of $48.0 million dropped $9.6 million (17%) and operating income of $14.7 million decreased $5.9 million (29%) as compared to the first half ended July 31, 2008. Applied Technology’s results were negatively impacted by a less robust agricultural market as farm incomes have declined from prior year record levels due to falling commodity prices and uncertainty stemming from turbulent financial markets. Furthermore, quarter-over-quarter comparisons were unfavorable as the prior year’s second quarter included carryover demand as orders in the first quarter of fiscal 2009 exceeded production capacity.
Engineered Films net sales of $15.0 million in the second quarter of fiscal 2010 fell $11.5 million (43%) and operating income of $2.1 million declined $1.4 million (41%) as compared to the second quarter of fiscal 2009. In the first half of fiscal 2010, Engineered Films net sales of $28.4 million dropped $20.1 million (42%) and operating income of $4.8 million decreased $2.6 million (35%) as compared to the first half of fiscal 2009. Engineered Films second quarter and first half results were negatively impacted by the continuation of a weak construction market, resulting in reduced demand for construction films and depressed selling prices. Additionally, demand for pit liners declined, reflecting less oil and gas drilling activity caused by falling oil prices. Sequentially, gross margins fell from 25.8% in the first quarter of fiscal 2010 to 18.2% in the current quarter, reflecting approximately $1.3 million of first quarter profit from one-time opportune purchases of prime grade plastic resin.
Electronic Systems net sales of $17.9 million in the second quarter of fiscal 2010 grew $3.2 million (22%) and operating income of $3.0 million rose $1.7 million (139%) as compared to the second quarter of fiscal 2009. Electronic Systems net sales of $34.1 million in the first half of fiscal 2010 improved $6.0 million (22%) and operating income of $5.5 million in the first half of fiscal 2010 increased $3.6 million (190%) as compared to the first half of fiscal 2009. Electronic Systems second quarter and first half results were positively impacted by stronger shipments of printed circuit boards for the aviation industry and secure communication devices.
Aerostar’s fiscal 2010 second quarter sales of $5.8 million grew $291,000 (5%) and operating income of $1.1 million expanded $418,000 (58%) as compared to the second quarter of fiscal 2009. Aerostar’s fiscal 2010 first half sales of $12.4 million rose $837,000 (7%) and operating income of $2.3 million improved $770,000 (51%) as compared to the first half of fiscal 2009. Aerostar’s second quarter and first half results were positively impacted by shipments under the MC-6 Army parachute contract which was partially offset by a decline in protective wear shipments.
RESULTS OF OPERATIONS — SEGMENT ANALYSIS
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$18,572	$22,716	$(4,144)	(18)%	$48,006	$57,562	$(9,556)	(17)%
Gross profit	6,544	8,884	(2,340)	(26)%	17,888	24,063	(6,175)	(26)%
Gross margins	35.2%	39.1%			37.3%	41.8%
Operating income	5,117	7,060	(1,943)	(28)%	14,727	20,606	(5,879)	(29)%
Several factors contributed to the quarter-over-quarter and year-over-year declines in net sales and operating income:
•	Net farm income has declined from 2008 levels due to a decline in crop prices partially offset by a reduction in farm production costs. Farm income remains high by historical standards; however, grower and custom spray applicator purchasing decisions were deferred as a result of uncertainty regarding global economic conditions causing a decline in sales across substantially all of the segment’s product categories.

•	The decline in sales for the three and six month periods was comprised of a drop in volume offset by a modest increase in selling prices.

•	First half international sales of $9.9 million fell $1.7 million (15%) year-over-year. Net sales outside the U.S. comprised approximately 21% of segment sales in fiscal 2010 up slightly from 20% in fiscal 2009. Sharp declines experienced in some geographic markets were partially offset by expansion into regions not previously served.

•	New product sales declined year-over-year because last year’s first six months included a high level of Cruizer™ shipments. This simple and affordable guidance system, which was introduced at the beginning of last year, targeted new entrants to the precision agricultural market and was well received in the marketplace.

•	First half fiscal 2010 gross margins of 37.3% contracted from 41.8% for the first half of fiscal 2009 as result of negative operating leverage stemming from decreased sales volume that was partially offset by spending cuts and modest selling price increases.

•	As a percentage of sales, first half selling expense increased to 6.9% versus 5.9% in the prior six-month period due to higher expense on lower sales volume. Selling expense of $3.3 million decreased 3% year-over-year, however, lagged the 17% drop in sales.
Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$15,017	$26,504	$(11,487)	(43)%	$28,375	$48,509	$(20,134)	(42)%
Gross profit	2,738	4,458	(1,720)	(39)%	6,186	9,356	(3,170)	(34)%
Gross margins	18.2%	16.8%			21.8%	19.3%
Operating income	2,081	3,515	(1,434)	(41)%	4,796	7,379	(2,583)	(35)%
The following factors contributed to the quarter-over-quarter and year-over-year change:
•	This segment has been negatively impacted by weak global economic activity that began in the second half of fiscal 2009 and has continued through the first half of fiscal 2010.

•	Approximately 25% of the year-over-year decline in sales is attributable to a reduction in selling prices. Selling prices have been driven downward by the market in response to lower resin costs and competitors slashing prices in order to reduce inventories and fill excess capacity.

•	Roughly 75% of the year-over-year decline in sales is due to a decline in sales volume which was down approximately 32%. Construction orders fell as the market participants adapted to a weakening economic outlook and the scarcity of credit. Also, deliveries of pit liners to the energy exploration market declined from prior year levels. Drilling activity slowed due to lower oil prices and reductions in forecasted demand.

•	The expansion of gross margins in the current quarter and year-over-year reflect reduced spending levels and a reduction in plastic resin costs that outpaced the decline in selling prices.

•	First half selling expense as a percentage of sales increased to 4.9% versus 3.9% in the prior year. Selling expense of $1.4 million decreased 26% year-over-year through reductions in personnel and promotional expenses, however, sales dropped 42%.
Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$17,913	$14,739	$3,174	22%	$34,066	$28,018	$6,048	22%
Gross profit	3,239	1,475	1,764	120%	6,037	2,425	3,612	149%
Gross margins	18.1%	10.0%			17.7%	8.7%
Operating income	2,962	1,239	1,723	139%	5,457	1,879	3,578	190%
The relative quarter-over-quarter and year-over-year change is primarily the result of the following:
•	The increase in net sales is attributable to increased shipment volume of aviation electronics and secure communication equipment in response to increased customer demand.

•	Shipments of hand-held bed controls have begun to stabilize from the depressed levels of one year ago.

•	Gross margins expanded from 8.7% in the first half of fiscal 2009 to 17.7% for the first half of fiscal 2010. The improvement was attributable to more favorable product mix, cost controls such as staff reduction and facility consolidation, and positive operating leverage generated through increased sales.

•	First half selling expense as a percentage of sales decreased to 1.7% versus 1.9% in the prior year. Selling expense of $580,000 increased slightly from one year ago due mainly to higher personnel costs, however, lagged the 22% growth in net sales.
Aerostar
Aerostar manufactures military parachutes, protective wear, custom shaped inflatable products, and high-altitude aerostats for government and commercial research.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$5,838	$5,547	$291	5%	$12,403	$11,566	$837	7%
Gross profit	1,326	943	383	41%	2,678	1,960	718	37%
Gross margins	22.7%	17.0%			21.6%	16.9%
Operating income	1,136	718	418	58%	2,294	1,524	770	51%
The quarter-over-quarter and year-over-year change is primarily due to the following:
•	Increased sales volume of MC-6 Army parachutes was partially offset by reduced protective wear shipments. Protective wear sales have declined from last year at this time due to the completion of a relatively large contract in January 2009.

•	Gross margins improved in the second quarter and first half of fiscal 2010 reflecting parachute manufacturing efficiencies.

•	For the first six months, selling expense as a percentage of sales decreased to 3.1% from 3.8% due to relatively flat selling expense and increased sales.
Corporate Expenses (administrative expenses, interest income and other, net and income taxes)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(dollars in thousands)	2009	2008	2009	2008

Administrative expenses	$1,964	$2,246	$3,857	$4,432
Administrative expenses as a % of sales	3.5%	3.2%	3.2%	3.1%
Interest income and other, net	$105	$176	$106	$294
Effective tax rate	34.1%	35.0%	34.4%	35.0%
Administrative expenses decreased 13% for the three and six month periods ended July 31, 2009 due primarily to lower compensation expense.
“Interest income and other, net” consists mainly of interest income, bank fees and foreign currency transaction gain or loss. Interest income declined year-over-year due to lower interest rates.
The decrease in the effective tax rate is attributable to reinstatement of the U.S. research and development tax credit in October 2008.
OUTLOOK
Financial results for the first half of fiscal 2010 have been impacted by the recessionary global economic environment. The weak business activity experienced in the fourth quarter of fiscal 2009 has continued throughout the first half of fiscal 2010. It is likely that current economic conditions will persist for the remainder of fiscal 2010. As with the first half of the year, third quarter results are expected to be down from one year ago and on a sequential quarter basis, be similar or slightly lower when comparing year-over-year on a percentage basis. Management expects full-year sales and earnings to fall short of last year’s record levels.
Management reacted promptly and decisively in the fourth quarter of fiscal 2009 to control costs in response to deteriorating economic conditions. In addition, the company’s strong product offerings and commitment to quality and service have resulted in preservation of market share and mitigated the impact of the harsh economic conditions.
Applied Technology
Third quarter sales are expected to miss last year’s record results. Management continues to see increased acceptance of precision agricultural equipment as an essential tool for maximizing yields in an environment of volatile input costs. However, the short-term outlook is less clear. Grower and custom spray applicator purchasing decisions are impacted by uncertainty regarding global economic conditions. This is expected to continue to negatively impact sales through the third quarter. Fourth quarter revenues could be greater than the previous year because last year’s fourth quarter was impacted by the recession. This segment entered into an agreement to distribute select products through John Deere dealers starting in the third quarter. The benefit from this agreement is expected to be material to fiscal 2011 results but its impact on the current year cannot be determined.
Engineered Films
The growth prospects for Engineered Films are expected to be driven by increased penetration of existing markets and the introduction of innovative products. Ultimately, Engineered Films is dependent on the reversal of the severe economic contraction, particularly in the oil and gas drilling and construction markets, to achieve growth.
In the near-term, management expects a difficult third quarter as current economic conditions create unfavorable year-over-year comparisons. Sequentially, gross margins are expected to decline in the third quarter due to higher resin costs. The construction market continues to be hampered by bleak industry conditions and the scarcity of credit. In addition, deliveries of pit liners to the energy exploration market are expected to decline from prior year levels. Drilling activity has slowed due to lower oil prices and reductions in forecasted demand. Recent increases in oil prices are encouraging but it is unlikely that drilling activity will return to prior year levels. Because gross profit rates have improved, management does not expect the previous year’s fourth quarter loss to be repeated.
Electronic Systems
Electronic Systems third quarter sales are expected to decline from last year’s third quarter, however, profits are forecasted to increase year-over-year as cost cutting and plant consolidation measures are expected to continue to result in efficiency gains and improved margins. Sequentially, margins are expected to be lower due to product mix, although will remain strong as compared year-over-year. With avionics sales accounting for more than 50 percent of this segment’s sales, an anticipated inventory reduction by the segment’s largest customer could further reduce sales in the fourth quarter.
Aerostar
Although Aerostar’s long-term potential will be driven by success in the high-altitude research balloon and tethered aerostats markets, third quarter sales and profits are expected to be up as compared with one year earlier due to higher MC-6 Army parachute deliveries. Sales in the previous year’s fourth quarter included $3 million of parachute sales that were delayed from the third quarter. As a result, fourth quarter year-over-year comparisons are expected to be unfavorable.
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
Cash, cash equivalents, and short-term investments totaled $43.0 million at July 31, 2009, a $26.8 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2009 of $16.3 million. The comparable balances one year earlier totaled $32.2 million. In November 2008, the company paid a special cash dividend of $22.5 million.
Operating Activities
Cash provided by operating activities was $34.3 million in the first half of fiscal 2010 compared to $22.9 million in the first half of fiscal 2009. The company’s operating cash flows result primarily from cash received from customers offset by cash payments for inventories, services, and employee compensation. The increase in first half operating cash flows is the result of variability in working capital. For the six-month period, inventory and accounts receivable have combined to generate $18.0 million in cash as compared with cash consumed of $5.1 million during last year’s first six months. Inventory balances have declined significantly due to improved management, lower sales and a drop in plastic resin costs. Additionally, accounts receivable have declined which reflects the decrease in business activity. This was partially offset by year-over-year reductions in accounts payable.

Investing Activities
Cash used in investing activities totaled $4.7 million in the first half of fiscal 2010, compared to $4.2 million in the first half of fiscal 2009. The variance reflects a $1.4 million increase in net purchases of short-term investments which was partially offset by a $1.2 million reduction in capital expenditures. Capital expenditures are expected to be in the $3 million range for the current fiscal year.
Financing Activities
Financing activities consumed cash of $4.9 million for the six months ended July 31, 2009 compared with $9.8 million used in last year’s comparable period. Cash used in financing activities is primarily for dividend payments and repurchases of common stock. The quarterly per-share cash dividend was increased by 8 percent, to 14 cents per share in the second quarter. Dividends of $4.9 million or 27 cents per share were paid in the current year compared to $4.7 million in the first half of fiscal 2009. Treasury stock purchases totaled $5.2 million for the first six months of last year, just prior to the suspension of the share repurchase program in July 2008.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2009.
NEW ACCOUNTING STANDARDS
At the beginning of fiscal 2010 the company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 had no impact on the company’s consolidated results of operations, financial condition or cash flows.
At the beginning of fiscal 2010 the company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. As this guidance applies only to assets acquired in the future, the company is not able to predict the impact, if any, on the company’s consolidated results of operations, financial condition or cash flows.
As of July 31, 2009 the company adopted SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS No. 165 did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows. In accordance with SFAS No. 165, the company has evaluated subsequent events through the date and time the financial statements were issued on September 2, 2009.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and non-authoritative guidance. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, and EITF Abstracts; instead, the Board will issue new guidance as Accounting Standards Updates, which will include revisions to the codification, as well as background information and the Board’s basis for conclusions for new guidance. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on the company’s consolidated results of operations, financial condition or cash flows.

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
The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “interest income and other, net” in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 31, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of July 31, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market. No shares were repurchased during the first half of fiscal 2010. Approximately $5.1 million of the repurchase authorization remains open; however, the company temporarily suspended the share repurchase program in July 2008.

Item 3.	Defaults upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders:
The company’s annual meeting of stockholders was held May 21, 2009.
Election of Directors
The following members were elected to the company’s Board of Directors to hold office for the ensuing year.

Nominee	In Favor	Withheld
Anthony W. Bour	16,541,384	105,249
David A. Christensen	11,174,734	5,471,899
Thomas S. Everist	16,549,507	97,126
Mark E. Griffin	16,545,536	101,097
Conrad J. Hoigaard	16,503,121	143,512
Kevin T. Kirby	16,573,542	73,091
Cynthia H. Milligan	16,568,168	78,465
Ronald M. Moquist	16,559,602	87,031
Daniel A. Rykhus	16,548,424	98,209
Ratification of the Appointment of the Independent Registered Public Accounting Firm
The appointment of PricewaterhouseCoopers LLP as our independent auditors was ratified by the stockholders with 16,564,307 votes cast in favor of the proposal, 55,183 votes cast against the proposal, and 27,188 votes abstained.

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

Date: September 2, 2009