Form 10-Q
period 2009-10-31
RAVEN INDUSTRIES INC
filed 2009-12-04
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 30, 2009 there were 18,026,055 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I – FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	January 31,	October 31,
(in thousands except share data)	2009	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$43,262	$16,267	$31,194
Short-term investments	3,000	—	—
Accounts receivable, net of allowances of $318, $613 and $614, respectively	35,902	40,278	44,307
Inventories:
Materials	21,013	26,657	28,192
In process	3,517	3,258	3,901
Finished goods	6,231	6,062	8,400

Total inventories	30,761	35,977	40,493
Deferred income taxes	2,570	2,542	2,510
Prepaid expenses and other current assets	2,885	3,009	2,967

Total current assets	118,380	98,073	121,471

Property, plant and equipment	87,469	86,324	84,848
Accumulated depreciation	(53,628)	(50,444)	(49,309)

Property, plant and equipment, net	33,841	35,880	35,539
Goodwill	7,829	7,450	7,328
Amortizable intangible assets, net	1,254	1,471	1,533
Other assets, net	1,316	1,541	2,044

TOTAL ASSETS	$162,620	$144,415	$167,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,568	$9,433	$11,365
Dividends payable	—	—	22,510
Accrued liabilities	12,598	13,281	14,178
Income taxes payable	460	—	797
Customer advances	1,073	608	576

Total current liabilities	24,699	23,322	49,426

Other liabilities	8,088	7,537	8,142

Total liabilities	32,787	30,859	57,568

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,469,598; 32,460,934 and 32,456,889, respectively	32,470	32,461	32,457
Paid in capital	5,223	4,531	4,241
Retained earnings	146,413	131,080	128,735
Accumulated other comprehensive income (loss)	(911)	(1,154)	(1,724)

	183,195	166,918	163,709
Less treasury stock, at cost, 14,448,683 shares	53,362	53,362	53,362

Total shareholders’ equity	129,833	113,556	110,347

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$162,620	$144,415	$167,915

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands except per share data)	2009	2008	2009	2008
Net sales	$60,158	$75,538	$181,966	$219,982
Cost of goods sold	44,648	57,537	133,665	164,180

Gross profit	15,510	18,001	48,301	55,802

Selling, general and administrative expenses	4,391	5,630	13,763	16,478

Operating income	11,119	12,371	34,538	39,324

Other expense (income), net	3	(177)	(103)	(471)

Income before income taxes	11,116	12,548	34,641	39,795

Income taxes	3,823	4,163	11,913	13,713

Net income	$7,293	$8,385	$22,728	$26,082

Net income per common share:
Basic	$0.40	$0.47	$1.26	$1.44
Diluted	$0.40	$0.46	$1.26	$1.44

Cash dividends paid per common share	$0.14	$0.13	$0.41	$0.39
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended
	October 31,	October 31,
(in thousands)	2009	2008
OPERATING ACTIVITIES:
Net income	$22,728	$26,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,285	5,705
Provision for losses on accounts receivable, net of recoveries	(169)	590
Deferred income taxes	171	21
Share-based compensation expense	728	737
Change in operating assets and liabilities:
Accounts receivable	4,732	(8,522)
Inventories	5,262	(4,026)
Prepaid expenses and other current assets	(448)	(417)
Operating liabilities	2,226	6,417
Other operating activities, net	(10)	(18)

Net cash provided by operating activities	40,505	26,569

INVESTING ACTIVITIES:
Capital expenditures	(2,660)	(5,639)
Purchase of short-term investments	(3,250)	(2,100)
Sale of short-term investments	250	3,600
Other investing activities, net	(466)	(323)

Net cash used in investing activities	(6,126)	(4,462)

FINANCING ACTIVITIES:
Dividends paid	(7,387)	(7,032)
Purchases of treasury stock	—	(5,180)
Other financing activities, net	(36)	93

Net cash used in financing activities	(7,423)	(12,119)

Effect of exchange rate changes on cash	39	(66)

Net increase in cash and cash equivalents	26,995	9,922

Cash and cash equivalents:
Beginning of period	16,267	21,272

End of period	$43,262	$31,194

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010. The January 31, 2009 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2009.
(2) Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

Cost of Goods Sold	Selling, General and Administrative Expenses
Direct material costs	Personnel costs
Material acquisition and handling costs	Professional service fees
Direct labor	Advertising
Factory overhead including depreciation	Promotions
Inventory obsolescence	Information technology equipment depreciation
Product warranties	Office supplies
Research and development
The company’s gross margins may not be comparable to industry peers due to variability in the classification of these expenses across the industries in which the company operates.
The company’s research and development expense is comprised principally of labor and material costs related to product development efforts in the Applied Technology segment. During the three and nine-month periods ended October 31, 2009, $1.5 million and $4.4 million, respectively, were expended on research and development. During the three and nine-month periods ended October 31, 2008, $1.7 million and $4.5 million, respectively, were expended on research and development.
(3) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three and nine-month periods ended October 31, 2009, 317,900 and 318,408 shares were excluded, respectively. For the three and nine-month periods ended October 31, 2008, 74,200 and 74,467 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
	2009	2008	2009	2008

Numerator:
Net income (in thousands)	$7,293	$8,385	$22,728	$26,082

Denominator:
Weighted average common shares outstanding	18,020,915	18,003,044	18,017,901	18,037,823
Weighted average stock units outstanding	21,062	14,557	19,052	12,919

Denominator for basic calculation	18,041,977	18,017,601	18,036,953	18,050,742

Weighted average common shares outstanding	18,020,915	18,003,044	18,017,901	18,037,823
Weighted average stock units outstanding	21,062	14,557	19,052	12,919
Dilutive impact of stock options	1,753	55,633	3,417	53,764

Denominator for diluted calculation	18,043,730	18,073,234	18,040,370	18,104,506

Net income per share — basic	$0.40	$0.47	$1.26	$1.44
Net income per share — diluted	$0.40	$0.46	$1.26	$1.44
(4) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments are consistent with the company’s management reporting structure and reflect the organization of the company into the three Raven divisions and the Aerostar subsidiary. Raven Canada and Raven GmbH are included in the Applied Technology Division. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. Intersegment transactions are eliminated in a separate caption entitled “intersegment eliminations” to arrive at consolidated sales and operating income. Third quarter and nine-month intersegment sales were primarily from Electronic Systems to Applied Technology. The results for these segments follow:

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2009	2008	2009	2008

Net sales
Applied Technology	$20,953	$25,892	$68,959	$83,454
Engineered Films	18,674	26,829	47,049	75,338
Electronic Systems	15,671	17,915	49,737	45,933
Aerostar	5,923	5,444	18,326	17,010
Intersegment eliminations	(1,063)	(542)	(2,105)	(1,753)

Consolidated net sales	$60,158	$75,538	$181,966	$219,982

Operating income (loss)
Applied Technology	$6,856	$8,022	$21,583	$28,628
Engineered Films	3,033	3,718	7,829	11,097
Electronic Systems	1,567	1,804	7,024	3,683
Aerostar	1,258	912	3,552	2,436
Intersegment eliminations	11	(8)	13	(11)

Total reportable segment income	12,725	14,448	40,001	45,833
Administrative and general expenses	(1,606)	(2,077)	(5,463)	(6,509)

Consolidated operating income	$11,119	$12,371	$34,538	$39,324

(5) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of September 1, 2010, bearing interest at the prime rate, with a minimum rate of 4% per annum. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of October 31, 2009, January 31, 2009 or October 31, 2008, and $6.7 million was available at October 31, 2009.
(6) Dividends
The company announced on December 4, 2009, that its board of directors approved a quarterly cash dividend of 14 cents per share, payable January 15, 2010 to shareholders of record on December 24, 2009.
(7) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income and accumulated other comprehensive income (loss) follow:
Comprehensive income

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2009	2008	2009	2008

Net income	$7,293	$8,385	$22,728	$26,082
Other comprehensive income:
Foreign currency translation	26	(199)	180	(228)
Amortization of postretirement benefit plan actuarial losses, net of income tax of $11, $20, $33 and $60, respectively	21	36	63	110

Total other comprehensive income	47	(163)	243	(118)

Total comprehensive income	$7,340	$8,222	$22,971	$25,964

Accumulated other comprehensive income (loss)

	October 31,	January 31,	October 31,
(in thousands)	2009	2009	2008

Foreign currency translation	$56	$(124)	$(104)
Post-retirement benefits	(967)	(1,030)	(1,620)

Total accumulated other comprehensive loss	$(911)	$(1,154)	$(1,724)

(8) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2009	2008	2009	2008

Service cost	$14	$17	$41	$51
Interest cost	83	91	249	270
Amortization of actuarial losses	32	56	96	170

Net periodic benefit cost	$129	$164	$386	$491

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based upon historical warranty costs and average time elapsed between purchases and returns for each division. Any warranty issues that are unusual in nature are accrued individually. Changes in the carrying amount of accrued product warranty costs follow:

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2009	2008	2009	2008

Balance, beginning of period	$1,106	$1,018	$1,004	$684
Accrual for warranties	541	688	1,781	1,999
Settlements made (in cash or in kind)	(502)	(704)	(1,640)	(1,681)

Balance, end of period	$1,145	$1,002	$1,145	$1,002

(10)	Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (Codification), which became the single source of authoritative generally accepted accounting principles (GAAP) in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and instead establishes two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The company adopted the Codification in the third quarter of fiscal 2010 which resulted in no changes to the content of the company’s financial statements or disclosures.
At the beginning of fiscal 2010, the company adopted FASB guidance that amends required disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance had no impact on the company’s consolidated results of operations, financial condition or cash flows.
At the beginning of fiscal 2010, the company adopted FASB guidance that amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and apply to (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. As this guidance applies only to assets acquired in the future, the company is not able to predict the impact, if any, on the company’s consolidated results of operations, financial condition or cash flows.
As of July 31, 2009, the company adopted FASB guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows. In accordance with this guidance, the company has evaluated subsequent events through the date and time the financials were issued on December 4, 2009.
In June 2009, the FASB amended its guidance on accounting for variable interest entities. This guidance alters the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate variable interest entities. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The company will adopt this guidance on February 1, 2010 and is currently assessing the potential impacts, if any, on its financial statements and disclosures.
In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The company has adopted the new guidance prospectively from the beginning of the fiscal year and determined that there is no material impact on its consolidated results of operations, financial condition, cash flows, or disclosures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three and nine-months ended October 31, 2009 and October 31, 2008, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2009.
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
Snapshot
Consolidated financial highlights for the third quarter and first nine months of fiscal 2010 include the following:

	Three Months Ended			Nine months Ended
	October 31,	October 31,	%	October 31,	October 31,	%
(dollars in thousands except per share data)	2009	2008	Change	2009	2008	Change

Net sales	$60,158	$75,538	(20)%	$181,966	$219,982	(17)%
Gross profit	15,510	18,001	(14)%	48,301	55,802	(13)%
Gross margins	25.8%	23.8%		26.5%	25.4%
Operating income	11,119	12,371	(10)%	34,538	39,324	(12)%
Net income	7,293	8,385	(13)%	22,728	26,082	(13)%
Diluted earnings per share	0.40	0.46	(13)%	1.26	1.44	(13)%

Operating cash flow				40,505	26,569	52%
Cash dividends				7,387	7,032	5%
Common stock repurchases				—	5,180
The slump in global economic activity over the last half of fiscal 2009 continued through the first nine months of 2010, negatively impacting the company’s financial results. Third quarter consolidated results looked very similar to the first six months of the year in terms of business activity and comparisons to prior year results. For the quarter, sales and profits were down from the previous year’s third quarter, but improved profit margins reflect productivity gains and reduced spending levels. Gross margins of 25.8% increased two full percentage points from 23.8%, reflecting improvements in all of the operating segments for the quarter. Year-to-date sales and profit growth in Electronic Systems and Aerostar partially offset sharp declines in Engineered Films and Applied Technology sales and profits. Despite the overall lower sales and earnings levels, year-to-date net income as a percentage of sales improved to 12.5% from 11.9% for last year’s nine-month period.
Applied Technology
Fiscal 2010 third quarter net sales of $21.0 million decreased $4.9 million (19%) and operating income of $6.9 million fell $1.2 million (15%) compared to the third quarter of fiscal 2009. Year-to-date net sales of $69.0 million dropped $14.5 million (17%) and operating income of $21.6 million decreased $7.0 million (25%) compared to last year’s comparable period. Economic uncertainty has dampened grower sentiment resulting in lower sales volume and profits. Growers anticipate lower farm income as commodity price declines have outpaced the drop in input costs.
Engineered Films
Fiscal 2010 third quarter net sales of $18.7 million fell $8.2 million (30%) and operating income of $3.0 million declined $685,000 (18%) versus the third quarter of fiscal 2009. Year-to-date net sales of $47.0 million dropped $28.3 million (38%) and operating income of $7.8 million decreased $3.3 million (29%) compared to fiscal 2009’s comparable period. The decline in sales and profitability was driven primarily by lower shipments of pit liners used in the energy exploration market. Oil and gas drilling activity has decreased, reflecting lower oil prices and economic uncertainty. Additionally, the continuation of a weak construction market resulted in reduced demand for construction films and depressed selling prices. Sequentially, gross margins improved to 19.9% in the current quarter from 18.2% in the second quarter as a result of increased sales volume. First quarter fiscal 2010 gross margins of 25.8% included $1.3 million of profit from one-time opportune purchases of prime grade plastic resin.
Electronic Systems
Fiscal 2010 third quarter net sales of $15.7 million decreased $2.2 million (13%) and operating income of $1.6 million fell $237,000 (13%) compared to last year’s third quarter. Quarterly results were negatively impacted by raw material supply issues, which resulted in additional costs and time delays. Year-over-year net sales of $49.7 million grew $3.8 million (8%) and operating income of $7.0 million increased $3.3 million (91%). Year-to-date results were positively impacted by solid shipments of printed circuit boards for the aviation industry and secure communication devices, along with production efficiencies.
Aerostar
Fiscal 2010 third quarter net sales of $5.9 million grew $479,000 (9%) and operating income of $1.3 million expanded $346,000 (38%) compared to last year’s third quarter. Year-over-year net sales of $18.3 million were up $1.3 million (8%) and operating income of $3.6 million improved $1.1 million (46%). The positive results reflect increased shipments of MC-6 Army parachutes partially offset by a decline in protective wear shipments.
RESULTS OF OPERATIONS — SEGMENT ANALYSIS
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.

	Three Months Ended				Nine months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$20,953	$25,892	$(4,939)	(19)%	$68,959	$83,454	$(14,495)	(17)%
Gross profit	8,424	10,227	(1,803)	(18)%	26,312	34,290	(7,978)	(23)%
Gross margins	40.2%	39.5%			38.2%	41.1%
Operating income	6,856	8,022	(1,166)	(15)%	21,583	28,628	(7,045)	(25)%
Several factors contributed to the quarter-over-quarter and year-over-year declines in net sales and operating income:
•	The government’s 2009 farm income projections are nearly 40% lower than 2008 actual levels. Farm production costs have declined significantly from prior year levels; however, have been outpaced by the decline in crop prices. Expectations of lower farm income and economic uncertainty have led grower and custom spray applicators to defer purchases. These factors have negatively impacted substantially all of the segment’s product categories.

•	The decline in sales for the three and nine-month periods was comprised of a drop in volume partially offset by a modest increase in selling prices.

•	International sales of $13.3 million fell $1.6 million (11%) year-over-year. Net sales outside the U.S. accounted for 19% of segment sales in fiscal 2010 versus 18% in fiscal 2009. Declines in some markets were partially offset by expansion into regions not previously served.

•	New product sales declined year-over-year due to the highly successful launch of Cruizer™ at the beginning of fiscal 2009. Cruizer™ is a simple and affordable guidance system targeted at new entrants to the precision agricultural market.

•	Gross margins of 41.1% for last year’s nine-month period contracted to 38.2%, as decreased sales volume yielded negative operating leverage partially offset by spending cuts and modest selling price increases.

•	Year-to-date selling expense increased slightly to 6.9% of sales versus 6.8% in the prior year. Nine-month selling expenses of $4.7 million decreased 16% year-over-year reflecting a more positive collection environment and lower discretionary spending.
Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.

	Three Months Ended				Nine months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$18,674	$26,829	$(8,155)	(30)%	$47,049	$75,338	$(28,289)	(38)%
Gross profit	3,708	4,554	(846)	(19)%	9,894	13,910	(4,016)	(29)%
Gross margins	19.9%	17.0%			21.0%	18.5%
Operating income	3,033	3,718	(685)	(18)%	7,829	11,097	(3,268)	(29)%

The following factors contributed to the quarter-over-quarter and year-over-year change:
•	The slump in global economic activity that began in the second half of fiscal 2009 has continued to negatively impact financial results throughout fiscal 2010.

•	Falling prices accounted for 35% of the year-over-year decline in sales. Lower selling prices reflect competitive pricing pressures stemming from excess capacity and lower resin costs due to relatively low natural gas prices.

•	Weak sales volume accounted for 65% of the year-over-year drop in sales. Oil and gas drilling activity slowed due to lower oil prices and uncertainty in forecasted demand resulting in a sharp decline in sales of pit liners to the energy exploration market. Additionally, construction orders fell as market participants adapted to an unclear economic outlook and the scarcity of credit.

•	The expansion of gross margins in the current quarter and year-over-year reflects reduced spending levels.

•	Year-to-date selling expense increased to 4.4% of sales versus 3.7% in the prior year. Selling expense of $2.1 million decreased 27% year-over-year through reductions in personnel and promotional expenses, however, sales dropped 38%.
Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

	Three Months Ended				Nine months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$15,671	$17,915	$(2,244)	(13)%	$49,737	$45,933	$3,804	8%
Gross profit	1,871	2,092	(221)	(11)%	7,908	4,517	3,391	75%
Gross margins	11.9%	11.7%			15.9%	9.8%
Operating income	1,567	1,804	(237)	(13)%	7,024	3,683	3,341	91%
The relative quarter-over-quarter and year-over-year change is primarily the result of the following:
•	The 8% increase in year-over-year sales is attributable to increased shipments of aviation electronics and secure communication equipment to meet demand.

•	The quarter-over-quarter drop in sales and profits reflects lower volume of aviation electronics shipments. Third quarter scheduled deliveries were delayed due to supply issues which negatively impacted throughput and resulted in additional costs. Operating income was reduced by approximately $500,000 as a result.

•	Year-to-date gross margins expanded to 15.9% versus 9.8% in last year’s comparable period. Positive operating leverage generated through increased sales volume has had a positive effect on results combined with favorable product mix and cost controls, such as staff reduction and facility consolidation.

•	Year-to-date selling expense of 1.8% of net sales was unchanged from the prior year. Selling expense of $884,000 increased from one year ago in line with the growth in net sales.
Aerostar
Aerostar manufactures military parachutes, protective wear, custom shaped inflatable products, and high-altitude aerostats for government and commercial research.

	Three Months Ended				Nine months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2009	2008	Change	Change	2009	2008	Change	Change

Net sales	$5,923	$5,444	$479	9%	$18,326	$17,010	$1,316	8%
Gross profit	1,496	1,136	360	32%	4,174	3,096	1,078	35%
Gross margins	25.3%	20.9%			22.8%	18.2%
Operating income	1,258	912	346	38%	3,552	2,436	1,116	46%
The quarter-over-quarter and year-over-year change is primarily due to the following:
•	Parachute shipments increased quarter-over-quarter as a result of delays experienced in the prior year. There were virtually no parachute shipments made during last year’s third quarter due to contract modifications.

•	Increased sales volume of MC-6 Army parachutes was partially offset by reduced protective wear shipments. Protective wear sales have declined from last year at this time due to the completion of a relatively large contract in January 2009. The improvement in fiscal 2010 gross margins is a reflection of parachute manufacturing efficiencies.

•	Year-to-date selling expense of 3.4% of sales fell from 3.9% in the prior year due to lower selling expense on increased sales volume.
Corporate Expenses (administrative expenses, interest income and other, net and income taxes)

	Three Months Ended		Nine months Ended
	October 31,	October 31,	October 31,	October 31,
(dollars in thousands)	2009	2008	2009	2008

Administrative expenses	$1,606	$2,077	$5,463	$6,509
Administrative expenses as a % of sales	2.7%	2.7%	3.0%	3.0%
Other expense (income), net	3	(177)	(103)	(471)
Effective tax rate	34.4%	33.2%	34.4%	34.5%

Administrative expenses decreased 16% year-over-year and 23% quarter-over-quarter due primarily to lower compensation expense.
“Other expense (income), net” consists mainly of interest income, bank fees and foreign currency transaction gain or loss. Interest income declined year-over-year due to lower interest rates.
The lower effective tax rate in the quarter ended October 31, 2008 was attributable to reinstatement of the U.S. research and development tax credit in October 2008.
OUTLOOK
Management responded promptly and decisively to control costs in response to the severe recession that began to impact the company in the fall of 2008. Weak economic conditions are likely to persist for the foreseeable future. Fourth quarter results may improve marginally from the weak results recorded one year earlier; however, full-year results will fall short of last year’s record levels.
A strong cash position, solid balance sheet, commitment to quality and service, recent strategic investments and new product offerings collectively position the company for future growth despite the challenging economic environment.
Applied Technology
The recognition of precision agricultural equipment as a pivotal tool for maximizing yields and reducing input costs continues to widen. However, grower and custom spray applicator purchasing decisions have been impacted by lower anticipated net farm income and uncertain global economic conditions. Fourth quarter net sales are likely to continue to fall short of last year’s results.
In April 2009, the company announced an agreement with John Deere to distribute select Raven products through John Deere dealers. The financial impact of the agreement is not expected to be material this year.
In July 2009, the company and SST Software, Inc. (“SST”) announced a strategic alliance to provide customers with simple, more efficient ways to move and manage information in the precision agriculture market. These solutions include integration of SST’s AgX™ platform into Raven’s Viper Pro and Envizio Pro field computers. SST’s AgX™ platform is a standardized data structure and reference database that enables efficient in-field record keeping and seamless communication between AgX™ compliant software and devices. SST Software is a privately held agricultural software development and information services provider with over 15 years of experience.
In November 2009, the company and SST announced that the companies would build on their strategic alliance, with Raven buying a minority ownership position in SST.
In November 2009, the company purchased substantially all of the assets of Ranchview, Inc. a privately-held Canadian corporation. Ranchview, a start-up company, develops products that use cellular networks instead of the traditional radio systems that are typically used to deliver RTK (Real Time Kinematic) corrections to GPS enabled equipment. RTK corrections improve the accuracy of GPS equipment. The network can also be used to provide high speed Internet access.
Engineered Films
The catalyst for long-term growth is the development of non-commodity specialized films. In the near-term, year-over-year profit comparisons are favorable for the fourth quarter as the financial and economic turmoil in the prior year negatively impacted profitability. However, the construction market continues to be hampered by bleak industry conditions and the scarcity of credit. In addition, deliveries of pit liners to the energy exploration market remain depressed relative to last year’s record levels. Recent increases in oil prices are encouraging but it is unlikely that drilling activity will return to prior year levels as there is widespread uncertainty as to the sustainability of current prices. Management expects a profitable fourth quarter in contrast to the operating loss reported for the final three months of fiscal 2009. Margins have improved as a result of the segment’s reduced cost structure.
Electronic Systems
Electronic Systems fourth quarter sales and profits are anticipated to decline from last year’s fourth quarter as the segment’s largest customer is expected to reduce its inventory levels by year-end. Sequentially, management is cautious due to the impact of the recession on avionics sales and an expected decrease in secure communication product deliveries.
Aerostar
Long-term results will be driven by Aerostar’s ability to succeed in the high-altitude research balloon and tethered aerostat markets. The MC-6 Army parachute contract will wind down in the fourth quarter. Also, the previous year’s fourth quarter included $3 million of parachute sales that were delayed from the third quarter. Consequently, fourth quarter year-over-year comparisons are expected to be unfavorable, however, this may be partially offset by increased sales of tethered aerostats.
In October 2009, Aerostar announced that it had been awarded a five-year, IDIQ (indefinite delivery, indefinite quantity) contract for the production of US Army T-11 personnel parachutes. The first $12.2 million order of parachutes is expected to ship next fiscal year, with additional orders anticipated in the following four fiscal years.
LIQUIDITY AND CAPITAL RESOURCES
The company’s liquidity and capital resources are strong despite the global economic recession. Management focuses on the current cash balance and operating cash flows in considering liquidity as operating cash flows have historically been the company’s primary source of liquidity. Management expects that current cash combined with the generation of positive operating cash flows will be sufficient to fund the company’s operating, investing and financing activities.
The company’s cash needs are seasonal, with working capital demands strongest in the first quarter. Consequently, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.
Cash, cash equivalents and short-term investments totaled $46.3 million at October 31, 2009, a $30.0 million increase compared to cash, cash equivalents and short-term investments at January 31, 2009 of $16.3 million. The comparable balances one year earlier totaled $31.2 million. In November 2008, the company paid a special cash dividend of $22.5 million.
Operating Activities
Cash provided by operating activities was $40.5 million in the first three quarters of fiscal 2010 compared to $26.6 million in the first three quarters of fiscal 2009. The company’s operating cash flows result primarily from cash received from customers offset by cash payments for inventories, services and employee compensation. The increase in operating cash flows is the result of variability in working capital. For the nine-month period, reduction in inventories and accounts receivable have combined to generate $10.0 million in cash as compared with cash consumed of $12.5 million during last year’s first nine-months. Inventory balances have declined significantly due to improved management, lower sales and a drop in plastic resin costs. Additionally, accounts receivable have declined which reflects the decrease in business activity. This was partially offset by year-over-year reductions in accounts payable.
Investing Activities
Cash used in investing activities totaled $6.1 million in the first nine-months of fiscal 2010, compared to $4.5 million in the first nine-months of fiscal 2009. The variance reflects a $4.5 million increase in net purchases of short-term investments which was partially offset by a $3.0 million reduction in capital expenditures. Capital expenditures are expected to be in the $3-4 million range for the current fiscal year. In addition, cash outlays for the SST and Ranchview investments totaled $6.5 million in November 2009. Additional cash requirements for an earnout related to the Ranchview acquisition will be funded through future sales of Ranchview products.
Financing Activities
Financing activities consumed cash of $7.4 million for the nine-months ended October 31, 2009 compared with $12.1 million used in last year’s comparable period. Cash used in financing activities is primarily for dividend payments and repurchases of common stock. The quarterly per-share cash dividend was increased by 8 percent, to 14 cents per share in the second quarter. Dividends of $7.4 million or 41 cents per share were paid in the current year compared to $7.0 million in the prior year. Treasury stock purchases totaled $5.2 million for the first nine-months of last year. The share repurchase program was suspended in July 2008.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2009.
NEW ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (FASB) issued the Accounting Standards Codification (Codification), which became the single source of authoritative generally accepted accounting principles (GAAP) in the United States, other than rules and interpretive releases issued by the Securities and Exchange Commission (SEC). The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and instead establishes two levels of guidance — authoritative and non-authoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become non-authoritative. The company adopted the Codification in the third quarter of fiscal 2010 which resulted in no changes to the content of the company’s financial statements or disclosures.
At the beginning of fiscal 2010, the company adopted FASB guidance that amends required disclosures about derivative instruments and hedging activities. This guidance requires enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance had no impact on the company’s consolidated results of operations, financial condition or cash flows.
At the beginning of fiscal 2010, the company adopted FASB guidance that amends the factors that should be considered in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and apply to (1) intangible assets that are acquired individually or with a group of other assets, and (2) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. As this guidance applies only to assets acquired in the future, the company is not able to predict the impact, if any, on the company’s consolidated results of operations, financial condition or cash flows.
As of July 31, 2009, the company adopted FASB guidance which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material impact on the company’s consolidated results of operations, financial condition or cash flows. In accordance with this guidance, the company has evaluated subsequent events through the date and time the financials were issued on December 4, 2009.
In June 2009, the FASB amended its guidance on accounting for variable interest entities. This guidance alters the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently assess whether they must consolidate variable interest entities. The guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The company will adopt this guidance on February 1, 2010 and is currently assessing the potential impacts, if any, on its financial statements and disclosures.
In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand alone basis. This guidance also expands the required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The guidance is effective beginning February 1, 2011 with early adoption permitted. The company has adopted the new guidance prospectively from the beginning of the fiscal year and determined that there is no material impact on its consolidated results of operations, financial condition, cash flows, or disclosures.

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
The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “other expense (income), net” in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 31, 2009, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of October 31, 2009.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors: No material change.
Item 2. Changes in Securities:
Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market. No shares were repurchased during the first three quarters of fiscal 2010. Approximately $5.1 million of the repurchase authorization remains open; however, the company temporarily suspended the share repurchase program in July 2008.
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

Date: December 4, 2009