Form 10-K
period 2010-01-31
RAVEN INDUSTRIES INC
filed 2010-03-31
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s common stock held by non-affiliates at July 31, 2009 was approximately $463,005,964. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $28.70, on July 31, 2009, which was as of the last business day of the registrant’s most recently completed second fiscal quarter. The number of shares outstanding on March 25, 2010 was 18,029,733.
DOCUMENTS INCORPORATED BY REFERENCE
The 2010 Annual Report to Shareholders is incorporated by reference into Parts I, II, and III to the extent described therein. The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 25, 2010, is incorporated by reference into Part III to the extent described therein.

RAVEN INDUSTRIES, INC.
FORM 10-K
FISCAL YEAR ENDED JANUARY 31, 2010
Item 1. Business
General
Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products. The company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 925 persons on active status and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 — telephone (605) 336-2750. The company’s Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the symbol RAVN. The company has adopted a Code of Conduct applicable to all officers, directors, and employees and which is available on the website. Information on the company’s website is not part of this filing.
All reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the company’s website to the SEC website. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the company, the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, through its website at http://www.sec.gov, or by calling the SEC at 1-800-SEC-0330.
The company has four business segments consisting of three Raven divisions and one subsidiary: Applied Technology Division (formerly known as the Flow Controls Division), Engineered Films Division, Electronic Systems Division and Aerostar International, Inc. (Aerostar). Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and raw materials; however, more than one business segment may serve each of the product markets identified above. Note 13 on pages 44-45 of the company’s Annual Report to Shareholders, incorporated herein by reference, provides financial information concerning the business segments.
Following is a summary of company net sales by principal product categories (dollars in thousands):

	FY 2010	FY 2009	FY 2008
Pit lining and geomembrane films	$26,834	$40,205	$32,967
Other plastic films	36,739	49,443	51,283
Agricultural precision control devices and accessories	83,236	99,428	58,335
Electronics manufacturing services	60,749	60,006	67,231
Parachute-related products	10,298	8,660	2,206
Uniforms and protective wear	5,434	9,976	5,842
Other	14,492	12,195	16,093

Total sales	$237,782	$279,913	$233,957

Business Segments
Applied Technology
Effective February 1, 2009, the company’s Flow Controls segment changed its name to Applied Technology. Products in this segment are electronic and Global Positioning System (GPS) devices. They are used primarily on agricultural sprayers for precision farming applications. The company has developed products for field location control, chemical injection and automated steering. In the fourth quarter of fiscal 2010, Raven invested in Site-Specific Technology Development Group, Inc., a software company, and purchased the assets of Ranchview, Inc., a developer of GPS signal correction and wireless internet connectivity via cell phone networks. These investments are expected to position Applied Technology with tools to improve grower decision making along with the hardware to execute these decisions in the field.
Home office personnel sell the agricultural control products in this segment to original equipment manufacturers (OEMs) and independent third-party distributors. The segment also markets using precision agriculture representatives on location in key geographic areas, including Canada, Europe and Ukraine. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.

Engineered Films
This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications.
The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customer needs. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the company’s most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment’s capital expenditures were $1.5 million in fiscal 2010, $3.1 million in fiscal 2009, $4.0 million in fiscal 2008 and $13.3 million in fiscal 2007.
Electronic Systems
The company has focused this segment’s capabilities in electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Electronic Systems segment include avionics, secure communication, environmental controls and other products where high quality is critical.
EMS sales are made in response to competitive bid requests by customers. The level and nature of competition varies with the type of product, but the company frequently competes with a number of EMS manufacturers on any given bid request. The markets in which the company participates are highly competitive, with customers having many suppliers to choose from.
Aerostar
Aerostar sells high-altitude and tethered aerostats for government and commercial research and military parachutes. It produces uniforms and protective wear for U.S. government agencies as a subcontractor and also manufactures other sewn and sealed products on a contract basis.
Sales are made in response to competitive bid requests. High-altitude research balloons are sold directly to government agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Aerostar is the only balloon supplier for high-altitude research in the United States.
Major Customer Information
Sales in fiscal 2010 and 2009 to Goodrich Corporation, a customer of the Electronic Systems segment, accounted for 16% and 13%, respectively, of consolidated sales. At January 31, 2010, Goodrich Corporation accounted for 13% of the company’s consolidated accounts receivable. The loss of this account would adversely affect profitability; however, the company believes its relationship with this customer is strong.
Seasonal Working Capital Requirements
Some seasonal demand exists in Applied Technology’s agricultural market. The Applied Technology Division builds product in the fall for winter/spring delivery. Certain sales to agricultural customers offer spring dating terms for fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable balances have required and may require, seasonal short-term financing.
Financial Instruments
The principal financial instruments the company maintains are cash, cash equivalents, short-term investments and accounts receivable. The company manages the interest rate, credit and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with the company policies. The company does not use off-balance sheet financing, except to enter into operating leases as described in Note 10 to the consolidated financial statements located on page 43 of the 2010 Annual Report to Shareholders incorporated herein by reference. As discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, the company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition or cash flows.

Raw Materials
The company obtains a wide variety of materials from numerous vendors. Principal materials include numerous electronic components for the Electronic Systems and Applied Technology segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. The Engineered Films segment has experienced volatile resin prices over the past three years. Price increases could not always be passed on to customers due to weak demand and a competitive pricing environment. With the exception of plastic resin price volatility, the company has not experienced any significant shortages or other problems in purchasing raw materials to date, and alternative sources of supply are generally available. The Electronic Systems segment has recently experienced longer lead times for components. However, predicting future material shortages and the related potential impact on Raven is not possible.
Patents
The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise and manufacturing skills.
Research and Development
The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Applied Technology segment. Total company research and development costs are presented on the Consolidated Statements of Income on page 34 of the 2010 Annual Report to Shareholders incorporated herein by reference.
Environmental Matters
Except as described below, the company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company’s capital expenditures, earnings or competitive position.
In connection with the sale of substantially all of the assets of the company’s Glasstite, Inc. subsidiary in fiscal 2000, the company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999 environmental contamination at the company’s former Glasstite pickup-truck topper facility in Dunnell, Minnesota as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).
The company and the purchasers of the company’s Glasstite subsidiary conducted environmental assessments of the properties. Although these assessments continue to be evaluated by the MPCA on the basis of the data available, there is no reason to believe that any activities which might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flows. The company had $83,000 accrued at January 31, 2010, its best estimate of probable costs to be incurred related to these matters.
Backlog
As of February 1, 2010, the company’s order backlog totaled $74.7 million. Backlog amounts as of February 1, 2009 and 2008 were $80.4 million and $66.6 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.
Employees
As of January 31, 2010, the company had approximately 955 employees, 925 in an active status. Following is a summary of active employees by segment: Electronic Systems — 220; Applied Technology — 300; Engineered Films — 135; Aerostar — 220; Administration — 50. Management believes its employee relations are satisfactory.

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
Risks Relating to the Company
The company operates in markets that involve significant risks, many of which are beyond the company’s control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that the company currently believes to be immaterial, that could have material adverse effects on the company’s financial position, liquidity and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Weather conditions could affect certain of the company’s markets such as agriculture and construction.
The company’s Applied Technology Division is largely dependent on the ability of farmers and agricultural subcontractors known as custom operators to purchase agricultural equipment that includes its products. If such farmers experience adverse weather conditions resulting in poor growing conditions, or experience unfavorable crop prices or expenses, potential buyers may be less likely to purchase agricultural equipment. Accordingly, poor weather conditions may adversely affect sales in the Applied Technology Division.
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
Failure to develop and market new technologies and products could impact the company’s competitive position and have an adverse effect on the company’s financial results.
The company’s operating results in its Applied Technology and to a lesser extent, it’s Engineered Films and Aerostar segments, are largely dependent on the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. In addition, sales of the company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.
The company’s Electronic Systems Division is dependent on a small number of customers and faces competitive risks.
The company’s Electronic Systems Division (ESD) is dependent on a small number of customers with the top customer representing over half of ESD sales. Accordingly, the ESD segment is dependent on the continued growth, viability and financial stability of its customers, which consist of original equipment manufacturers of avionics, consumer beds and secure telecommunication equipment. Future sales are dependent on the success of the company’s customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on the performance of ESD.
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
The company’s Aerostar segment depends on the U.S. government for a significant portion of its sales, creating uncertainty in the timing of and funding for projected contracts.
A significant portion of Aerostar’s sales are to the U.S. government or U.S. government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in U.S. government defense or near-space research spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The company’s U.S. government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.
In addition, the U.S. government has increasingly relied on indefinite delivery, indefinite quantity (IDIQ) contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the company’s future sales and earnings.
The company derives a portion of its revenues from foreign markets, which subjects the company to risk of changes in government policies and laws or worldwide economic conditions.
The company’s sales outside the U.S. were $20 million in fiscal 2010. The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and reduced profitability associated with such sales.
Adverse economic conditions in the major industries the company serves may materially affect segment performance and consolidated results of operations.
The company’s results of operations are impacted by the market fundamentals of the primary industries served. Significant declines of economic activity in the agricultural, oil and gas exploration, construction, industrial, aerospace/aviation, communication, defense and other major markets served may adversely affect segment performance and consolidated results of operations.
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

Item 3. Legal Proceedings
The company is responsible for investigation and remediation of environmental contamination at one of its sold facilities (see “Item 1, Business — Environmental Matters”). In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.
Item 4. Reserved
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Incorporated by reference to pages 31 (Quarterly Information), 16-17 (Eleven-year Financial Summary) and inside back cover of the 2010 Annual Report to Shareholders.
Under a resolution from the Board of Directors dated March 15, 2008, the company was authorized to repurchase up to $10 million of stock on the open market. No shares were repurchased during the fourth quarter. Approximately $5.1 million of the repurchase authorization remains open, however, the company has temporarily suspended the share repurchase program.
Item 6. Selected Financial Data
Incorporated by reference to pages 16-17 of the company’s 2010 Annual Report to Shareholders.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Incorporated by reference to pages 19-30 of the company’s 2010 Annual Report to Shareholders.
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
Incorporated by reference to pages 33-46 of the company’s 2010 Annual Report to Shareholders.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As of January 31, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of January 31, 2010.
Management’s Report on Internal Control Over Financial Reporting
The company included a report from its management concerning its internal control over financial reporting on page 32 of its 2010 Annual Report to Shareholders, which is incorporated herein by reference. The company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm who has also audited its consolidated financial statements, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm,” on page 46 of the company’s 2010 Annual Report to Shareholders, which is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2010, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information
Not applicable.
Item 10. Directors, Executive Officers and Corporate Governance
Incorporated by reference to the sections entitled “Election of Directors,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
Executive Officers

Name	Age	Position
Ronald M. Moquist	64	President and Chief Executive Officer
Thomas Iacarella	56	Vice President and Chief Financial Officer
David R. Bair	53	Division Vice President and General Manager — Electronic Systems Division
Matthew T. Burkhart	34	Division Vice President and General Manager — Applied Technology Division
James D. Groninger	51	Division Vice President and General Manager — Engineered Films Division
Barbara K. Ohme	62	Vice President — Administration
Daniel A. Rykhus	45	Executive Vice President
Mark L. West	56	President — Aerostar International, Inc.
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
Mr. Bair joined Raven in 1999 as Division Vice President and General Manager of the Electronic Systems Division.
Mr. Burkhart was named Division Vice President and General Manager of the Applied Technology Division on February 1, 2010. He joined Raven in 2008 as Director of Sales for Applied Technology. Prior to joining the company, he was a Branch Manager for Johnson Controls.

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
Mr. West joined Raven in 1982 as a Project Engineer and has been the President of Aerostar International, Inc. since 1986.
Item 11. Executive Compensation
Incorporated by reference to the sections entitled “Executive Compensation” and “Non-management Director Compensation” within the company’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to the section entitled “Equity Compensation Plan Information” contained in the company’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Incorporated by reference to the sections entitled “Board of Directors and Committees” and “Corporate Governance” contained in the company’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services
Incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2010 Annual Meeting of Shareholders.
Item 15. Exhibits, Financial Statement Schedule
     (a) Consolidated Financial Statements and Schedule
1.	Incorporated by reference from the attached exhibit containing the 2010 Annual Report to Shareholders:

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

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted because they are not applicable or not required.

     (b) Exhibits

Exhibit
Number	Description
3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc. *

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of February 1, 2009 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed February 1, 2009). †

10(b)	Employment Agreement between Raven Industries, Inc. and David R. Bair dated as of February 1, 2004. † ***

10(c)	Employment Agreement between Raven Industries, Inc. and James D. Groninger dated as of February 1, 2004. † ***

10(d)	Employment Agreement between Raven Industries, Inc. and Mark L. West dated as of February 1, 2004. † ***

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004. † **

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004. † **

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Executive Officers: Ronald M. Moquist, Thomas Iacarella, and Daniel A. Rykhus (incorporated by reference to Exhibit 10.2 of the company’s Form 8-K filed February 1, 2009). †

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004. † **

10(i)	Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees:
Ronald M. Moquist, Thomas Iacarella, Daniel A. Rykhus, David R. Bair, James D. Groninger, Barbara K. Ohme, and Mark L. West dated as of January 31, 2008 (incorporated by reference to Exhibit 10.1 of the company’s 8-K filed December 17, 2007). †

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).†

10(l)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated by reference to Exhibit 10.1 to the company’s 8-K filed May 24, 2007). †

10(m)	Change in Control Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.3 to the company’s 8-K filed February 2, 2010). †

10(n)	Employment Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.1 to the company’s 8-K filed February 2, 2010). †

10(o)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Managers:
David R. Bair, Matthew T. Burkhart, James D. Groninger, Barbara K. Ohme and Mark L. West (incorporated by reference to Exhibit 10.2 to the company’s 8-K filed February 2, 2010). †

13	2010 Annual Report to Shareholders (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

***	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)
March 31, 2010	By:	/s/ Ronald M. Moquist
Date		Ronald M. Moquist
President and Chief Executive Officer (Principal Executive Officer and Director)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2010	/s/ Ronald M. Moquist

Date	Ronald M. Moquist
President and Chief Executive Officer
(Principal Executive Officer and Director)

March 31, 2010	/s/ Thomas Iacarella

Date	Thomas Iacarella
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Directors:

March 31, 2010	/s/ Thomas S. Everist

Date	Thomas S. Everist

March 31, 2010	/s/ Anthony W. Bour

Date	Anthony W. Bour

March 31, 2010	/s/ David A. Christensen

Date	David A. Christensen

March 31, 2010	/s/ Mark E. Griffin

Date	Mark E. Griffin

March 31, 2010	/s/ Conrad J. Hoigaard

Date	Conrad J. Hoigaard

March 31, 2010	/s/ Kevin T. Kirby

Date	Kevin T. Kirby

March 31, 2010	/s/ Cynthia H. Milligan

Date	Cynthia H. Milligan

March 31, 2010	/s/ Daniel A. Rykhus

Date	Daniel A. Rykhus

Report of Independent Registered Public Accounting Firm on
Financial Statement Schedule
To the Board of Directors and Shareholders of Raven Industries, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 31, 2010 appearing in the 2010 Annual Report to Shareholders of Raven Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 31, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended January 31, 2010, 2009 and 2008
(Dollars in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to	Deductions
	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2010	$613	$(183)	None	$133	$297

Year ended January 31, 2009	$293	$629	None	$309	$613

Year ended January 31, 2008	$258	$91	None	$56	$293

Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.