Form 10-Q
period 2010-04-30
RAVEN INDUSTRIES INC
filed 2010-06-03
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 31, 2010 there were 18,033,849 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30,	January 31,	April 30,
(in thousands except share data)	2010	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$46,972	$40,684	$32,269
Short-term investments	2,500	3,000	—
Accounts receivable, net of allowances of $300, $297, and $574, respectively	43,946	34,327	36,290
Inventories:
Materials	24,845	24,020	24,652
In process	6,397	4,172	3,475
Finished goods	6,304	6,283	4,753

Total inventories	37,546	34,475	32,880
Deferred income taxes	2,663	2,471	2,616
Prepaid expenses and other current assets	3,642	2,790	3,377

Total current assets	137,269	117,747	107,432

Property, plant and equipment	89,416	88,319	86,966
Accumulated depreciation	(56,369)	(55,290)	(51,579)

Property, plant and equipment, net	33,047	33,029	35,387
Goodwill	10,777	10,699	7,612
Amortizable intangible assets, net	2,039	2,185	1,467
Other assets, net	6,989	6,649	1,528

TOTAL ASSETS	$190,121	$170,309	$153,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,450	$12,398	$8,718
Accrued liabilities	11,693	10,682	10,125
Taxes — accrued and withheld	7,940	1,574	5,646
Customer advances	1,024	1,306	524

Total current liabilities	35,107	25,960	25,013

Other liabilities	11,378	11,098	7,735

Total liabilities	46,485	37,058	32,748

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,478,416; 32,478,416 and 32,460,934, respectively	32,478	32,478	32,461
Paid in capital	5,808	5,604	4,725
Retained earnings	159,789	149,732	137,967
Accumulated other comprehensive income (loss)	(1,077)	(1,201)	(1,113)

	196,998	186,613	174,040
Less treasury stock, at cost, 14,448,683 shares	53,362	53,362	53,362

Total shareholders’ equity	143,636	133,251	120,678

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$190,121	$170,309	$153,426

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands except per share data)	2010	2009
Net sales	$85,030	$65,222

Cost of goods sold	57,859	44,794

Gross profit	27,171	20,428

Research and development expenses	2,126	1,516

Selling, general and administrative expenses	5,540	4,799

Operating income	19,505	14,113

Other income, net	(52)	(1)

Income before income taxes	19,557	14,114

Income taxes	6,612	4,883

Net income	$12,945	$9,231

Net income per common share:
Basic	$0.72	$0.51
Diluted	$0.72	$0.51

Cash dividends paid per common share	$0.16	$0.13
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	April 30,	April 30,
(in thousands)	2010	2009
OPERATING ACTIVITIES:
Net income	$12,945	$9,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,738	1,742
Change in fair value of acquisition-related contingent consideration	160	—
Deferred income taxes	(590)	(71)
Share-based compensation expense	201	192
Change in operating assets and liabilities:
Accounts receivable	(9,482)	4,026
Inventories	(3,058)	3,526
Prepaid expenses and other assets	(925)	(977)
Operating liabilities	9,458	2,021
Other operating activities, net	(111)	(22)

Net cash provided by operating activities	10,336	19,668

INVESTING ACTIVITIES:
Capital expenditures	(1,585)	(1,105)
Purchase of short-term investments	(500)	—
Sale of short-term investments	1,000	—
Payments related to business acquisitions	(148)	(122)
Other investing activities, net	54	(101)

Net cash used in investing activities	(1,179)	(1,328)

FINANCING ACTIVITIES:
Dividends paid	(2,885)	(2,342)

Net cash used in financing activities	(2,885)	(2,342)

Effect of exchange rate changes on cash	16	4

Net increase in cash and cash equivalents	6,288	16,002

Cash and cash equivalents:
Beginning of period	40,684	16,267

End of period	$46,972	$32,269

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation and Description of Business
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. The January 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2010.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive, as their exercise prices were greater than the average market price of the company’s common stock during those periods. For the three months ended April 30, 2010 and 2009, 223,700 and 382,975 options, respectively, were excluded from the diluted net income per-share calculation. Details of the computation are presented below:

	Three Months Ended
	April 30,	April 30,
	2010	2009
Numerator:
Net income (in thousands)	$12,945	$9,231

Denominator:
Weighted average common shares outstanding	18,029,733	18,012,251
Weighted average stock units outstanding	21,264	15,140

Denominator for basic calculation	18,050,997	18,027,391

Weighted average common shares outstanding	18,029,733	18,012,251
Weighted average stock units outstanding	21,264	15,140
Dilutive impact of stock options	6,667	—

Denominator for diluted calculation	18,057,664	18,027,391

Net income per share — basic	$0.72	$0.51
Net income per share — diluted	$0.72	$0.51
(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments reflect Raven’s organization into three Raven divisions and the Aerostar subsidiary. Raven Canada and Raven GmbH are included in the Applied Technology Division. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. Segment information is reported consistent with the company’s management reporting structure.

First quarter intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment results are as follows:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2010	2009
Net sales
Applied Technology	$32,925	$29,434
Engineered Films	25,633	13,358
Electronic Systems	16,288	16,153
Aerostar	11,693	6,565
Intersegment eliminations	(1,509)	(288)

Consolidated net sales	$85,030	$65,222

Operating income
Applied Technology	$12,403	$9,610
Engineered Films	4,127	2,715
Electronic Systems	3,124	2,495
Aerostar	2,164	1,158
Intersegment eliminations	(49)	28

Total reportable segment income	21,769	16,006
Administrative and general expenses	(2,264)	(1,893)

Consolidated operating income	$19,505	$14,113

(4) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of September 1, 2010, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of April 30, 2010, January 31, 2010 or April 30, 2009, and $6.7 million was available at April 30, 2010.
(5) Dividends
The company announced on May 25, 2010, that its board of directors approved a quarterly cash dividend of 16 cents per share, payable July 15, 2010 to shareholders of record on June 30, 2010.
(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2010	2009
Net income	$12,945	$9,231
Other comprehensive income:
Foreign currency translation	97	20
Amortization of postretirement benefit plan actuarial losses, net of income tax of $15 and $11, respectively	27	21

Total other comprehensive income	124	41

Total comprehensive income	$13,069	$9,272

(7) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2010	2009
Service cost	$15	$14
Interest cost	81	83
Amortization of actuarial losses	42	32

Net periodic benefit cost	$138	$129

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30,	April 30,
(in thousands)	2010	2009
Balance, beginning of period	$1,259	$1,004
Accrual for warranties	734	485
Settlements made (in cash or in kind)	(380)	(390)

Balance, end of period	$1,613	$1,099

(9) Investment in Site-Specific Technology Development Group, Inc. (SST)
In November 2009, the company acquired a 20% interest in SST for $5.0 million. SST is a privately held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage information in the precision agriculture market. At the acquisition date, the carrying value of the SST investment exceeded the company’s share of the underlying net assets of SST by $5.0 million. During the first quarter of fiscal 2011, the company completed its analysis of this excess and determined that it related to $1.1 million of technology-related assets to be amortized over a seven-year period and $3.2 million of license-related assets to be amortized over a ten-year period. The remainder of the excess is attributable to equity method goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three months ended April 30, 2010 and April 30, 2009, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2010.
EXECUTIVE SUMMARY
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. The company operates in four business segments: Applied Technology, Engineered Films, Electronic Systems and Aerostar.
Seasonality
The Applied Technology segment is predominately focused on the agricultural market and quarterly financial results have typically been impacted by the inherent seasonality of this market. Historically, Applied Technology’s first quarter results are the strongest and the second quarter the weakest.
Results of Operations (Q1 fiscal 2011 versus Q1 fiscal 2010)
Consolidated financial highlights for the first quarters of fiscal 2011 and fiscal 2010 include the following:

	Three Months Ended
	April 30,	April 30,	%
(dollars in thousands, except per share data)	2010	2009	Change
Net sales	$85,030	$65,222	30%
Gross profit	27,171	20,428	33%
Gross margins(a)	32.0%	31.3%
Operating income	$19,505	$14,113	38%
Operating margins	22.9%	21.6%
Net income	$12,945	$9,231	40%
Diluted earnings per share	0.72	0.51	41%

Operating cash flow	10,336	19,668	(47)%
Cash dividends	2,885	2,342	23%

(a)	The company’s gross margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the company operates.
Economic conditions gradually improved during the first quarter of fiscal 2011. However, the pace and durability of the economic recovery remain highly uncertain—high unemployment, fragile real estate markets, weak consumer spending and the potential impact of the European sovereign debt crisis will likely be a drag on economic recovery. Despite the challenging operating environment, the company achieved record sales and profitability in the first quarter of fiscal 2011. The solid financial results were driven primarily by market share gains, new products, disciplined margin management, operating efficiencies, productivity gains and solid returns on capital investments.
The 30% increase in net sales and 38% growth in operating income are the result of double digit year-over-year sales and profit growth in Applied Technology, Engineered Films and Aerostar. Electronic Systems sales were relatively flat year-over-year; however, operating income grew by 25%.
Applied Technology
Fiscal 2011 first quarter net sales of $32.9 million grew $3.5 million (12%) and operating income of $12.4 million increased $2.8 million (29%) reflecting the highly successful launch of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions—along with growth in application controls and steering and guidance products. Gross margin growth was driven by a more favorable product mix and the positive impact of higher sales on operating leverage.

Engineered Films
Fiscal 2011 first quarter net sales of $25.6 million increased $12.3 million (92%) and operating income of $4.1 million grew $1.4 million (52%) from a weak first quarter one year ago. A sharp rise in oil and gas drilling activity fueled sales of pit lining films to the oil and gas exploration markets. In addition, higher sales of specialty agriculture films such as FeedFresh™ silage covers and $1.5 million of disaster film shipments contributed to the increase in sales. Last year’s first quarter gross margins of 25.9% were favorably affected by $1.3 million of material savings due to opportune purchases of prime-grade plastic resins.
Electronic Systems
Fiscal 2011 first quarter net sales of $16.3 million were flat year-over-year as increased sales of secure communication devices and intercompany shipments to Applied Technology were offset by weaker sales of printed circuit board assemblies for the aviation industry. Operating income of $3.1 million rose 25% versus the prior year comparable period as a result of a more favorable product mix.
Aerostar
Fiscal 2011 first quarter net sales of $11.7 million increased $5.1 million (78%) and operating income of $2.2 million increased $1.0 million (87%). Growth in tethered aerostat systems for persistent military surveillance drove the increase in sales and operating income. Strong tethered aerostat growth was partially offset by a decline in parachute shipments—final deliveries under the MC-6 parachute contract were made at the end of fiscal 2010—as initial shipments under the T-11 Army Airborne parachute contract began mid-first quarter of fiscal 2011 and will not ramp up to full production levels until the second half of fiscal 2011.
RESULTS OF OPERATIONS — SEGMENT ANALYSIS (Q1 fiscal 2011 versus Q1 fiscal 2010)
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.

	Three Months Ended
	April 30,	April 30,	$	%
(dollars in thousands)	2010	2009	Change	Change
Net sales	$32,925	$29,434	$3,491	12%
Gross profit	15,956	12,695	3,261	26%
Gross margins	48.5%	43.1%
Operating income	$12,403	$9,610	2,793	29%
Operating margins	37.7%	32.6%
The following factors were the primary drivers of the year-over-year growth in net sales and operating income:
•	Market conditions. Worldwide agricultural conditions improved as prices for corn, soybeans and other feed grains stabilized. Crop prices remain well above historical levels—reflecting the affect of an increasing population and income growth in emerging economies on demand for food. The gradual improvement in economic conditions positively impacted grower sentiment and accelerated purchasing decisions.

•	Sales volume and selling prices. The increase in sales was driven by higher sales volume as selling prices reflected only a modest increase year-over-year.

•	New product sales. First quarter sales growth was driven by the highly successful launch of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions. Slingshot accounted for $2.5 million of first quarter revenue growth and drove incremental sales of guidance and steering products which integrate with Slingshot.

•	International sales. International sales of $8.1 million rose $2.1 million (35%) year-over-year reflecting expanded geographic penetration and market share gains, particularly in Canada.

•	Gross margin improvement. Gross margins expanded from 43.1% to 48.5%, driven by a more favorable product mix and the positive impact of higher sales on operating leverage.

•	Operating expenses. First quarter operating expenses increased to 10.8% of sales from 10.5% in the prior year quarter. Selling expenses increased $226,000 (13%) and research and development expenses increased $242,000 (18%) to support higher sales and new product development.

Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.

	Three Months Ended
	April 30,	April 30,	$	%
(dollars in thousands)	2010	2009	Change	Change
Net sales	$25,633	$13,358	$12,275	92%
Gross profit	5,000	3,463	1,537	44%
Gross margins	19.5%	25.9%
Operating income	$4,127	$2,715	1,412	52%
Operating margins	16.1%	20.3%
The following factors were the primary drivers of the year-over-year growth in net sales and operating income:
•	Improved market conditions. Business activity and confidence rose as credit markets improved and asset values stabilized. Economic growth—particularly in emerging markets—pushed crude oil prices to levels adequate to support an increase in drilling activity. Similarly, as credit began flowing and economic uncertainty diminished, the construction and agriculture markets showed signs of life.

•	Sales volume and selling prices. Selling prices increased approximately 5% as material costs rose. Sales volume, as measured by pounds shipped, increased over 80%, as Engineered Films’ largest markets—energy and construction—rebounded from prior year depressed levels. Recovery of crude oil prices from their lows in early 2009 drove additional oil and gas drilling activity and increased demand for pit liners as sales to the energy market more than doubled. Sales of construction films increased over 70%, which included $1.5 million in disaster film shipments to Haiti to support earthquake relief efforts. Deliveries of agriculture films more than doubled as sales of FeedFresh™ silage covers gained traction due to broadened appreciation of the value-added benefits of this highly engineered film.

•	Margin stabilization. Gross margins for last year’s first quarter benefited from one-time material savings due to opportune purchases of prime-grade plastic resins. Excluding $1.3 million of material savings—comparative gross margins would have improved from the prior-year quarter, increasing over three percentage points.

•	Operating expenses. Operating expenses fell to 3.4% of sales from 5.6% in the prior year, reflecting the favorable impact of higher sales. Operating expenses of $873,000 increased 17% due to higher selling and research and development expenses to support growth and new product development.
Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

	Three Months Ended
	April 30,	April 30,	$	%
(dollars in thousands)	2010	2009	Change	Change
Net sales	$16,288	$16,153	$135	1%
Gross profit	3,444	2,853	591	21%
Gross margins	21.1%	17.7%
Operating income	$3,124	$2,495	629	25%
Operating margins	19.2%	15.4%
The following factors were the primary drivers of the year-over-year growth in net sales and operating income:
•	Sales volume. Increased deliveries of secure communication electronics and additional sourcing of assemblies to the Applied Technology Division were almost fully offset by slower avionics deliveries.

•	Margin expansion. Gross margins improved as a result of a more favorable product mix and continued spending constraints. Management continues to tightly manage expenses—necessary steps to keep the division’s cost structure aligned with industry conditions.

•	Operating expenses. Operating expenses fell slightly to 2.0% of sales from 2.2% in the first quarter of fiscal 2010, reflecting a slight increase in selling expenses offset by lower research and development activity.

Aerostar
Aerostar manufactures military parachutes, protective wear, custom shaped inflatable products, and high-altitude aerostats for government and commercial research.

	Three Months Ended
	April 30,	April 30,	$	%
(dollars in thousands)	2010	2009	Change	Change
Net sales	$11,693	$6,565	$5,128	78%
Gross profit	2,820	1,389	1,431	103%
Gross margins	24.1%	21.2%
Operating income	$2,164	$1,158	1,006	87%
Operating margins	18.5%	17.6%
The following factors were the primary drivers of the year-over-year growth in net sales and operating income:
•	Tethered aerostats. The tethered aerostat business gained momentum during the quarter driven by strong demand from the U.S. military for persistent threat detection systems to be deployed in Afghanistan. Raven provides the helium filled blimp, along with the fiber optics and deployments systems. The blimp is then equipped with surveillance equipment and flown on a tether at several thousand feet to enable persistent surveillance of a wide area. Tethered aerostat sales were approximately $8 million for the quarter ended April 30, 2010.

•	Military parachutes. Parachute revenue was down year-over-year as final shipments under the three-year MC-6 Army parachute contract were made during the fourth quarter of fiscal 2010. Initial shipments under the T-11 Army parachute contract were made during the first quarter of fiscal 2011 but will not ramp up to the $12 million annual production level until the second-half of fiscal 2011.

•	Margin expansion. Improved gross margins were the result of aerostats growth which was partially offset by T-11 start-up costs.

•	Operating expenses. Operating expenses increased to 5.6% of sales from 3.5% in the first quarter of fiscal 2010, reflecting increased research and development expense to support tethered aerostat development.
Corporate Expenses (administrative expenses, other income, net and income taxes)

	Three Months Ended
	April 30,	April 30,
Dollars in thousands	2010	2009
Administrative expenses	$2,264	$1,893
Administrative expenses as a % of sales	2.7%	2.9%
Other income, net	$52	$1
Effective tax rate	33.8%	34.6%
First quarter administrative expenses increased 20% from the prior year due to higher compensation expense, however, declined as a percentage of sales.
“Other income, net” consists mainly of interest income, foreign currency transaction gain and activity related to the company’s equity investment in SST. The increase from the prior year reflects foreign currency transaction gains and SST earnings partially offset by amortization of the SST technology-related assets.
The first quarter estimated effective tax rate was favorably affected by tax benefits associated with the U.S. tax benefit on qualified production activities.
OUTLOOK
Management anticipates a record year of sales and earnings. After a strong start to fiscal 2011, second quarter profit growth is expected to moderate due to lower operating margins in Applied Technology and Electronic Systems.

Applied Technology
The successful launch of the division’s Slingshot™ product platform indicates that this could be a significant long-term growth driver for this segment. This development could help generate higher sales of application controls, steering and guidance products. International sales are also expected to grow. Management anticipates sales and profit growth in the second quarter of fiscal 2011 versus the year ago quarter, but at a lower level than in the first quarter of the year. Sequentially, revenue is expected to decrease due to seasonality—historically roughly one-third of Applied Technology’s annual net sales are generated in the first quarter. The initial burst of activity related to Slingshot may intensify this seasonal decline. Operating margins are expected to be negatively impacted by higher R&D and other growth related expenses.
Engineered Films
Management anticipates Engineered Films to continue to show strong double-digit revenue growth. Current order intake remains significantly higher than the prior year. Year-over-year comparisons are expected to be favorable as prior year results were negatively impacted by the soft construction and energy markets. Operating margin growth may be somewhat lower than revenue due to the impact of competitive pricing pressure, but strong double-digit earnings growth is achievable as well.
The potential for market disruptions remains high as the stability of the moderate economic recovery is uncertain. The occurrence of unforeseen adverse economic events could have a significant unfavorable impact on industry conditions—particularly the energy (oil and gas drilling) and construction markets—which are Engineered Films largest markets. The division’s long-term success depends on increased penetration of existing markets, improving the speed to market of new products and product diversification with a greater contribution to overall sales from highly engineered films.
Electronic Systems
Electronic Systems sales are expected to continue to be under pressure as soft demand for aviation electronics may offset demand for secure communication equipment and hand-held bed controls. Gross margins in the first quarter benefited from a favorable product mix and are expected to decline from the 19.2% operating margin recorded in the first quarter to a more normalized 15% during the year.
Aerostar
Management expects continued success in tethered aerostats to drive second quarter sales to double over prior year levels. Profit margins are expected to be constrained by start up costs on T-11 Army parachute production and spending for R&D and other growth related initiatives. The current backlog for tethered aerostats will sustain relatively high levels of production into the third quarter and additional order intake is needed to maintain this through the full year. Long-term growth is dependent on tethered aerostat market diversification.
LIQUIDITY AND CAPITAL RESOURCES
The company’s liquidity and capital resources are strong. Management focuses on the current cash balance and operating cash flows in considering liquidity as operating cash flows have historically been the company’s primary source of liquidity. Management expects that current cash combined with the generation of positive operating cash flows will be sufficient to fund the company’s operating, investing and financing activities.
The company’s cash needs are seasonal, with working capital demands strongest in the first quarter. Consequently, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.
Cash, cash equivalents, and short-term investments totaled $49.5 million at April 30, 2010, a $5.8 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2010 of $43.7 million. The comparable balances one year earlier totaled $32.3 million.
Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation and income taxes. Management evaluates working capital levels through the computation of day’s sales outstanding (“DSO”) and inventory turnover. DSO is a measure of the company’s efficiency in enforcing its credit policy. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.

Cash provided by operating activities was $10.3 million in the first quarter of fiscal 2011 versus $19.7 million in the first quarter of fiscal 2010. The decrease in quarterly operating cash flows reflects higher working capital requirements to support sales growth partially offset by higher company earnings.
Increases in inventory and accounts receivable consumed $12.5 million in cash in the first quarter of fiscal 2011 versus cash generated of $7.5 million in the first quarter of fiscal 2010. Disciplined inventory management (trailing 12-month inventory turnover of 5.6X at April 30, 2010 versus 5.2X at April 30, 2009) and efficient cash collections (trailing 12-month DSO of 49 days at April 30, 2010 versus 54 days at April 30, 2009) were offset by working capital requirements to support growth. Accounts receivable from Engineered Films and Aerostar customers increased from prior year levels, reflecting the growth in sales. Higher plastic resin costs in Engineered Films and higher production levels in Aerostar drove the increase in inventory. The unfavorable cash impact of higher inventory and accounts receivable balances was partially offset by the favorable cash impact of higher accounts payable, income tax and compensation accruals due to higher earnings and inventory.
Investing Activities
Cash used in investing activities totaled $1.2 million in the first quarter of fiscal 2011 versus $1.3 million in the first quarter of fiscal 2010. An increase in capital expenditures was offset by a decrease in net purchases of short-term investments.
Management anticipates fiscal 2011 capital spending of $12 to $15 million to support growth initiatives.
Financing Activities
Dividends of $2.9 million or 16 cents per share were paid during the current quarter compared to $2.3 million or 13 cents per share in the year ago quarter. The 16 cents per share dividend represents the company’s 24th consecutive increase in the annual dividend (excluding special dividends).
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2010.
NEW ACCOUNTING STANDARDS
There were no new accounting standards issued or effective during the three months ended April 30, 2010 that had or are expected to have a material impact on the company’s consolidated results of operations, financial condition, or cash flows.

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
The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “other income, net” in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of April 30, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act

Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of April 30, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the company’s primary markets, such as agriculture, construction, and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the company’s largest customers—any of which could adversely affect any of the company’s product lines—as well as other risks described in the company’s 10-K under Item 1A. This list is not exhaustive, and the company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

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

Item 1A.	Risk Factors: No material change.

Item 2.	Changes in Securities: None

Item 3.	Defaults upon Senior Securities: None

Item 4.	Reserved

Item 5.	Other Information: None

Item 6.	Exhibits Filed:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.
/s/ Thomas Iacarella
Thomas Iacarella
Date: June 3, 2010	Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)