Form 10-Q
period 2010-07-31
RAVEN INDUSTRIES INC
filed 2010-09-02
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2010 there were 18,038,313 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 31,	January 31,	July 31,
(in thousands except share data)	2010	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$51,115	$40,684	$41,032
Short-term investments	2,500	3,000	2,000
Accounts receivable, net of allowances of $299, $297, and $350, respectively	34,670	34,327	29,155
Inventories:
Materials	29,453	24,020	21,352
In process	8,387	4,172	3,738
Finished goods	7,352	6,283	4,359

Total inventories	45,192	34,475	29,449
Deferred income taxes	2,725	2,471	2,508
Prepaid expenses and other current assets	3,295	2,790	3,123

Total current assets	139,497	117,747	107,267

Property, plant and equipment	91,702	88,319	88,370
Accumulated depreciation	(57,799)	(55,290)	(53,257)

Property, plant and equipment, net	33,903	33,029	35,113
Goodwill	10,777	10,699	7,716
Amortizable intangible assets, net	1,887	2,185	1,376
Other assets, net	6,933	6,649	1,534

TOTAL ASSETS	$192,997	$170,309	$153,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$14,842	$12,398	$8,485
Accrued liabilities	12,748	10,682	10,140
Taxes — accrued and withheld	1,449	1,574	1,130
Customer advances	3,034	1,306	522

Total current liabilities	32,073	25,960	20,277

Other liabilities	11,512	11,098	7,898

Total liabilities	43,585	37,058	28,175

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,486,746; 32,478,416 and 32,469,598, respectively	32,487	32,478	32,470
Paid in capital	6,134	5,604	5,035
Retained earnings	165,252	149,732	141,646
Accumulated other comprehensive income (loss)	(1,099)	(1,201)	(958)

	202,774	186,613	178,193
Less treasury stock, at cost, 14,448,683 shares	53,362	53,362	53,362

Total shareholders’ equity	149,412	133,251	124,831

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$192,997	$170,309	$153,006

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands except per share data)	2010	2009	2010	2009

Net sales	$73,174	$56,586	$158,204	$121,808
Cost of goods sold	52,785	41,474	110,644	86,268

Gross profit	20,389	15,112	47,560	35,540

Research and development expenses	1,956	1,372	4,082	2,888

Selling, general and administrative expenses	5,810	4,434	11,350	9,233

Operating income	12,623	9,306	32,128	23,419

Other expense (income), net	94	(105)	42	(106)

Income before income taxes	12,529	9,411	32,086	23,525

Income taxes	4,176	3,207	10,788	8,090

Net income	$8,353	$6,204	$21,298	$15,435

Net income per common share:
Basic	$0.46	$0.34	$1.18	$0.86
Diluted	$0.46	$0.34	$1.18	$0.86

Cash dividends paid per common share	$0.16	$0.14	$0.32	$0.27
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	July 31,	July 31,
(in thousands)	2010	2009

OPERATING ACTIVITIES:
Net income	$21,298	$15,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,594	3,530
Change in fair value of acquisition-related contingent consideration	352	—
Deferred income taxes	(753)	25
Share-based compensation expense	567	544
Change in operating assets and liabilities:
Accounts receivable	(280)	11,407
Inventories	(10,712)	6,571
Prepaid expenses and other assets	(594)	(724)
Operating liabilities	6,464	(2,302)
Other operating activities, net	(120)	(165)

Net cash provided by operating activities	19,816	34,321

INVESTING ACTIVITIES:
Capital expenditures	(3,774)	(2,304)
Purchase of short-term investments	(1,700)	(2,000)
Sale of short-term investments	2,200	—
Payments related to business acquisitions	(383)	(283)
Other investing activities, net	75	(114)

Net cash used in investing activities	(3,582)	(4,701)

FINANCING ACTIVITIES:
Dividends paid	(5,771)	(4,864)
Other financing activities, net	(36)	(37)

Net cash used in financing activities	(5,807)	(4,901)

Effect of exchange rate changes on cash	4	46

Net increase in cash and cash equivalents	10,431	24,765

Cash and cash equivalents:
Beginning of period	40,684	16,267

End of period	$51,115	$41,032

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. The January 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2010.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive. For the three and six-month periods ended July 31, 2010, 155,400 shares were excluded. For the three and six-month periods ended July 31, 2009, 318,600 and 318,663 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009

Numerator:
Net income (in thousands)	$8,353	$6,204	$21,298	$15,435

Denominator:
Weighted average common shares outstanding	18,036,658	18,020,535	18,033,195	18,016,393
Weighted average stock units outstanding	25,957	20,954	23,611	18,047

Denominator for basic calculation	18,062,615	18,041,489	18,056,806	18,034,440

Weighted average common shares outstanding	18,036,658	18,020,535	18,033,195	18,016,393
Weighted average stock units outstanding	25,957	20,954	23,611	18,047
Dilutive impact of stock options	33,645	2,215	21,735	3,305

Denominator for diluted calculation	18,096,260	18,043,704	18,078,541	18,037,745

Net income per share — basic	$0.46	$0.34	$1.18	$0.86
Net income per share — diluted	$0.46	$0.34	$1.18	$0.86
(3) Segment Reporting
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments reflect Raven’s organization into three Raven divisions and the Aerostar subsidiary. Raven Canada, Raven GmbH and the company’s new Raven Industries Australia Pty Ltd sales office are included in the Applied Technology Division. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. Segment information is reported consistent with the company’s management reporting structure.

Intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment results are as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2010	2009	2010	2009

Net sales
Applied Technology	$20,966	$18,572	$53,891	$48,006
Engineered Films	26,120	15,017	51,753	28,375
Aerostar	9,195	5,838	20,888	12,403
Electronic Systems	18,067	17,913	34,355	34,066
Intersegment eliminations	(1,174)	(754)	(2,683)	(1,042)

Consolidated net sales	$73,174	$56,586	$158,204	$121,808

Operating income (loss)
Applied Technology	$5,518	$5,117	$17,921	$14,727
Engineered Films	5,543	2,081	9,670	4,796
Aerostar	1,345	1,136	3,509	2,294
Electronic Systems	2,813	2,962	5,937	5,457
Intersegment eliminations	2	(26)	(47)	2

Total reportable segment income	15,221	11,270	36,990	27,276
Administrative and general expenses	(2,598)	(1,964)	(4,862)	(3,857)

Consolidated operating income	$12,623	$9,306	$32,128	$23,419

(4) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2011, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of July 31, 2010, January 31, 2010 or July 31, 2009, and $6.7 million was available at July 31, 2010.
(5) Dividends
The company announced on August 23, 2010, that its board of directors approved a quarterly cash dividend of 16 cents per share, payable October 15, 2010, to shareholders of record on September 30, 2010. A special cash dividend of $1.25 per share was also declared to shareholders of record on September 15, 2010 and is payable September 30, 2010.
(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2010	2009	2010	2009

Net income	$8,353	$6,204	$21,298	$15,435
Other comprehensive income:
Foreign currency translation	(49)	134	48	154
Amortization of postretirement benefit plan actuarial losses, net of income tax of $15, $11, $29 and $22, respectively	27	21	54	42

Total other comprehensive (loss) income	(22)	155	102	196

Total comprehensive income	$8,331	$6,359	$21,400	$15,631

(7) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2010	2009	2010	2009

Service cost	$15	$13	$31	$27
Interest cost	81	83	162	166
Amortization of actuarial losses	42	32	83	64

Net periodic benefit cost	$138	$128	$276	$257

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(in thousands)	2010	2009	2010	2009

Balance, beginning of period	$1,613	$1,099	$1,259	$1,004
Accrual for warranties	711	755	1,445	1,240
Settlements made (in cash or in kind)	(512)	(748)	(892)	(1,138)

Balance, end of period	$1,812	$1,106	$1,812	$1,106

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three and six months ended July 31, 2010 and July 31, 2009, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2010.
EXECUTIVE SUMMARY
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. The company operates in four business segments: Applied Technology, Engineered Films, Aerostar and Electronic Systems.
Seasonality
The Applied Technology segment is predominately focused on the agricultural market and quarterly financial results have typically been impacted by the inherent seasonality of this market. Historically, Applied Technology’s first quarter results are the strongest and the second quarter the weakest.
Results of Operations
Consolidated financial highlights for the second quarter and first six months of fiscal 2011 and fiscal 2010 include the following:

	Three Months Ended			Six Months Ended
	July 31,	July 31,	%	July 31,	July 31,	%
(dollars in thousands, except per share data)	2010	2009	Change	2010	2009	Change

Net sales	$73,174	$56,586	29%	$158,204	$121,808	30%
Gross profit	20,389	15,112	35%	47,560	35,540	34%
Gross margins(a)	27.9%	26.7%		30.1%	29.2%
Operating income	$12,623	$9,306	36%	$32,128	$23,419	37%
Operating margins	17.3%	16.4%		20.3%	19.2%
Net income	$8,353	$6,204	35%	$21,298	$15,435	38%
Diluted earnings per share	0.46	0.34	35%	1.18	0.86	37%

Operating cash flow				19,816	34,321	(42)%
Cash dividends				5,771	4,864	19%

(a)	The company’s gross margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the company operates.
Double digit year-over-year sales and profit growth in Applied Technology, Engineered Films and Aerostar led to record sales and profitability in the second quarter and first half of fiscal 2011. For the first six months, Electronic Systems operating income grew by 9% year-over-year on relatively flat sales but for the quarter fell 5%. The company’s solid financial results were driven primarily by market share gains, new products, disciplined margin management, operating efficiencies, productivity gains and solid returns on capital investments. General economic conditions improved modestly during the first half of fiscal 2011. The pace and durability of the economic recovery remain highly uncertain—high unemployment, fragile real estate markets and weak consumer spending will likely be a drag on economic recovery.
Applied Technology
Net sales of $21.0 million in the second quarter of fiscal 2011 were up $2.4 million (13%) and operating income of $5.5 million increased $401,000 (8%) compared to the second quarter of fiscal 2010. First half fiscal 2011 net sales of $53.9 million grew $5.9 million (12%) and first half operating income of $17.9 million rose $3.2 million (22%). The primary driver of the six month year-over-year growth in sales and profitability was the highly successful launch of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions—along with growth in application controls and steering and guidance products. Gross margins benefited from a more favorable product mix and the positive effect of higher sales on operating leverage.

Engineered Films
Fiscal 2011 second quarter net sales of $26.1 million grew $11.1 million (74%) and operating income of $5.5 million increased $3.5 million (166%) as compared to the second quarter of fiscal 2010. Fiscal 2011 first half net sales of $51.8 million increased $23.4 million (82%) and operating income of $9.7 million doubled from the first half of fiscal 2010. The positive impact of higher oil prices on demand for energy market pit liners fueled the growth in sales and operating income. Sequentially, gross margins increased from 19.5% in the first quarter of fiscal 2011 to 24.2% in the current quarter due to more favorable resin costs and improved capacity utilization.
Aerostar
Fiscal 2011 second quarter sales of $9.2 million grew $3.4 million (58%) and operating income of $1.3 million improved by $209,000 (18%) as compared to the second quarter of fiscal 2010. First half sales of $20.9 million grew $8.5 million (68%) and operating income of $3.5 million improved $1.2 million (53%) compared to the first half of fiscal 2010. The sales and operating income gains were driven by increased demand for tethered aerostat systems for persistent military surveillance. Fiscal 2011 second quarter and year-to-date profit growth was negatively affected by start-up costs related to the T-11 Army Airborne parachute contract. Parachute deliveries began mid-first quarter of fiscal 2011 and will ramp up to full production levels in the second half of fiscal 2011.
Electronic Systems
Net sales of $18.1 million in the second quarter of fiscal 2011 grew slightly (1%) while operating income of $2.8 million fell 5%. Net sales of $34.4 million for the six months ended July 31, 2010 were relatively flat and operating income of $5.9 million increased $480,000 (9%) versus the year ago comparable period. Second quarter and first half results were negatively impacted by weaker deliveries of circuit boards for secure communication devices due to lower demand and supply-chain disruptions that tempered avionics growth. These declines were offset by higher sales of bed controls and increased sourcing of assemblies to Applied Technology.
RESULTS OF OPERATIONS — SEGMENT ANALYSIS
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$20,966	$18,572	$2,394	13%	$53,891	$48,006	$5,885	12%
Gross profit	8,932	7,770	1,162	15%	24,888	20,465	4,423	22%
Gross margins	42.6%	41.8%			46.2%	42.6%
Operating income	5,518	5,117	401	8%	17,921	14,727	3,194	22%
Operating margins	26.3%	27.6%			33.3%	30.7%
The following factors were the primary drivers of the three and six-month year-over-year change:
•	Market conditions. Improved market conditions positively impacted grower sentiment and accelerated purchasing decisions. Prices for corn, soybeans and other feed grains remain above historical levels as population and income growth in emerging economies continues to spur increased demand for food.
•	Sales volume and selling prices. Sales growth for both periods was driven by higher volume as selling prices increased modestly year-over-year. While first quarter sales growth was primarily driven by Slingshot™, second quarter revenue growth came from the division’s guidance and steering product line. Product enhancements and upgrades to existing product offerings generated additional year-over-year second quarter sales.
•	New product sales. New product sales were attributable to the success of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions. Management believes sales growth in guidance and steering products reflects acceptance of Slingshot™ technology in the agricultural marketplace.

•	International sales. First half international sales of $12.8 million grew $2.6 million (26%) year-over-year. Net sales outside the U.S. accounted for 24% of segment sales in fiscal 2011 versus 21% in fiscal 2010. Sales growth in Canada and South America was partially offset by a decline in Australia.
•	Gross margin improvement. Gross margins increased due to a more favorable product mix and the positive impact of higher sales on operating leverage.
•	Operating expenses. Profit growth has been tempered by a higher level of operating expenses. The division continues to allocate resources to support its new product development and strategic initiatives. The increase in operating expenses for the quarter and first half reflect additional spending to achieve operational goals. For the three-month period, operating expenses were up $761,000 (29%). First half operating expenses increased to 12.9% of sales from 12.0% in the prior year. Year-to-date selling expenses increased $632,000 (20%) and research and development expenses increased $597,000 (23%).
Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$26,120	$15,017	$11,103	74%	$51,753	$28,375	$23,378	82%
Gross profit	6,331	2,747	3,584	130%	11,331	6,210	5,121	82%
Gross margins	24.2%	18.3%			21.9%	21.9%
Operating income	5,543	2,081	3,462	166%	9,670	4,796	4,874	102%
Operating margins	21.2%	13.9%			18.7%	16.9%
The following factors were the primary drivers of the quarter and first half year-over-year change:
•	Improved market conditions. Engineered Films’ primary end markets—energy, geomembrane, industrial, agriculture and construction—rebounded from prior year depressed levels. Economic growth—particularly in emerging markets—pushed crude oil prices to levels adequate to support an increase in drilling activity, which drove a substantial increase in pit liner deliveries to the energy market.
•	Sales volume and selling prices. Selling prices increased approximately 9% for the first half and roughly 14% for the second quarter reflecting higher material costs as compared to one year ago. Although all of the division’s market segments showed revenue growth for the second quarter, the higher sales level was predominately driven by pit liners sold into the energy market. First half sales volume, as measured by pounds shipped, increased 69% year-over-year, as recovery of crude oil prices from their lows in early 2009 drove demand for pit liners. Additionally, six-month construction films sales—which included $1.5 million in disaster film shipments to Haiti to support earthquake relief efforts—increased roughly 30%. Year-to-date deliveries of agriculture films more than doubled as sales of FeedFresh™ silage covers gained traction due to broadened appreciation of the value-added benefits of this highly engineered film, while industrial film sales rose due to increased business activity as the economy healed.
•	Margin stabilization. For the quarter, gross margins of 24.2% gained almost six percentage points from one year earlier, reflecting positive operating leverage from the higher sales volume. Year-to-date gross margins were flat year-over-year. Sequentially, fiscal 2011 gross margins improved from 19.5% in the first quarter to 24.2% in the second quarter reflecting favorable pricing as capacity utilization rose and material costs decreased.
•	Operating expenses. Second quarter operating expenses of $788,000 climbed 18% versus one year earlier; however, were only 3% of sales as compared with last year’s 4%. First half operating expenses fell to 3.2% of sales from 5.0% in the prior year. Six-month operating expenses of $1.7 million increased 17% due to higher compensation expense to support sales growth and new product development.

Aerostar
Aerostar manufactures military parachutes, protective wear, custom shaped inflatable products, and high-altitude aerostats for government and commercial research.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$9,195	$5,838	$3,357	58%	$20,888	$12,403	$8,485	68%
Gross profit	1,998	1,358	640	47%	4,818	2,747	2,071	75%
Gross margins	21.7%	23.3%			23.1%	22.1%
Operating income	1,345	1,136	209	18%	3,509	2,294	1,215	53%
Operating margins	14.6%	19.5%			16.8%	18.5%
The following factors were the primary drivers of the year-over-year change for the three and six-month periods:
•	Tethered aerostats. Second quarter revenue of $3.2 million was up almost $3.0 million and first half fiscal 2011 tethered aerostat sales were approximately $11.4 million, an improvement of $10.7 million. Aerostar continues to capitalize on strong demand from the U.S. military for persistent threat detection systems to be deployed in Afghanistan. This segment provides the helium filled blimp, along with the fiber optics and deployment system. The blimp is then equipped with surveillance equipment and flown on a tether at several thousand feet to enable persistent surveillance of a wide area.
•	Aerostat volatility. Sequentially, aerostat sales fell from $8.2 million in the first quarter to $3.2 million for the just ended quarter. In the second quarter, aerostat system deliveries were delayed by design changes and funding shifts.
•	Military parachutes. For the three-month period, parachute revenue exceeded last year’s second quarter as the T-11 parachute contract approached full production levels. For the first half, parachute revenue was down year-over-year as final shipments under the three-year MC-6 Army parachute contract concluded during the fourth quarter of fiscal 2010 and T-11 production began in the first quarter of fiscal 2011.
•	Gross margins. Six-month gross margins of 23.1% increased slightly. The positive impact of aerostat growth on year-to-date gross margins was partially offset by the negative impact of T-11 start-up costs. For the quarter, gross margins of 21.7% decreased from 23.3% due to T-11 parachute start-up costs.
•	Operating expenses. For the three months, operating expenses of $653,000 almost tripled the level of one year ago and represented 7.1% of sales. First half fiscal 2011 operating expenses increased to 6.3% of sales from 3.7% in the first half of fiscal 2010. Both periods reflect increased research and development and selling expense to support tethered aerostat development.
Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

	Three Months Ended				Six Months Ended
	July 31,	July 31,	$	%	July 31,	July 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$18,067	$17,913	$154	1%	$34,355	$34,066	$289	1%
Gross profit	3,126	3,263	(137)	(4)%	6,570	6,116	454	7%
Gross margins	17.3%	18.2%			19.1%	18.0%
Operating income	2,813	2,962	(149)	(5)%	5,937	5,457	480	9%
Operating margins	15.6%	16.5%			17.3%	16.0%
The following factors were the primary drivers of the three and six-month year-over-year change:
•	Sales volume. Increased deliveries of bed controls and additional sourcing of assemblies to the Applied Technology Division were substantially offset by lower demand for secure communications electronics and part shortages that negatively impacted avionics sales volume.
•	Margin stabilization. As expected, second quarter gross margins of 17.3% fell from 21.1% reported for the first quarter, as first quarter margins benefited from a more favorable product mix which was not repeated in the second quarter. First half fiscal 2011 gross margins improved to 19.1% from 18.0% in the year ago period reflecting a more favorable product mix and continued spending constraints. Management continues to tightly manage expenses—necessary steps to keep the division’s cost structure aligned with industry conditions.
•	Operating expenses. Operating expenses fell slightly to 1.8% of sales in the first half of fiscal 2011 from 1.9% in the first half of fiscal 2010, reflecting lower research and development activity.
Corporate Expenses (administrative expenses; other expense (income), net; and income taxes)

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
(dollars in thousands)	2010	2009	2010	2009

Administrative expenses	$2,598	$1,964	$4,862	$3,857
Administrative expenses as a % of sales	3.6%	3.5%	3.1%	3.2%
Other expense (income), net	$94	$(105)	$42	$(106)
Effective tax rate	33.3%	34.1%	33.6%	34.4%
Administrative expenses were relatively flat as a percentage of sales for the second quarter and six months ended July 31, 2010. Higher compensation expense, primarily incentive compensation, increased with the rise in sales and profitability.
“Other expense (income), net” consists mainly of interest income, foreign currency transaction gain and loss and activity related to the company’s equity investment in SST. The year-over-year expense increase for the three months ended July 31, 2010 reflects SST results in addition to the amortization of the SST technology-related assets.
The effective tax rates for the three and six month periods were favorably affected by tax benefits associated with the U.S. tax benefit on qualified production activities.
OUTLOOK
Management anticipates a record year of sales and earnings as the company continues to capitalize on energy, precision agriculture and military surveillance market opportunities.
Applied Technology
Sales and profit growth trends are expected to continue into the third quarter of fiscal 2011, driven primarily by growth in Slingshot™ and steering and guidance products. Applied Technology will continue to leverage the successful launch of the Slingshot™ product platform as a catalyst for long-term growth in information management services and integrated guidance and steering products.
Engineered Films
Engineered Films is expected to produce double-digit revenue and earnings growth in the last half of the year. Current order intake remains significantly higher than prior year levels. Sequentially, Engineered Films will face less favorable year-over-year comparisons in the second half of fiscal 2011. In fiscal 2010, results were negatively impacted by the soft construction and energy markets which began to recover in the second half of the year.
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
Aerostar
Management will continue to capitalize on tethered aerostat development and deployment opportunities which should result in strong third quarter results. Long-term, management is optimistic about Aerostar becoming a significant growth engine, however, near-term quarterly sales and profit volatility is probable as the timing of additional orders is uncertain. Profit margins are expected to benefit from T-11 Army parachute production efficiencies.
Electronic Systems
Second half fiscal 2011 sales and operating income are expected to show modest year-over-year growth. Higher demand for aviation electronics and hand-held bed controls may offset lower demand for secure communication equipment. Electronic System’s operating margins are expected to trend towards the 15% range.

LIQUIDITY AND CAPITAL RESOURCES
The company’s liquidity and capital resources are strong. Management focuses on the current cash balance and operating cash flows in considering liquidity as operating cash flows have historically been the company’s primary source of liquidity. On August 23, 2010, the company’s board of directors approved a special dividend of $1.25 per share, in addition to the normal quarterly dividend. The cash distribution for the special dividend is expected to total approximately $22.6 million. Management expects that current cash combined with the generation of positive operating cash flows will be sufficient to fund the company’s operating, investing and financing activities.
The company’s cash needs are seasonal, with working capital demands strongest in the first quarter. Consequently, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.
Cash, cash equivalents, and short-term investments totaled $53.6 million at July 31, 2010, a $9.9 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2010 of $43.7 million. The comparable balances one year earlier totaled $43.0 million.
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
Cash provided by operating activities was $19.8 million in the first half of fiscal 2011 versus $34.3 million in the first half of fiscal 2010. The decrease reflects higher working capital requirements to support sales growth partially offset by higher company earnings.
Increases in inventory and accounts receivable consumed $11.0 million in cash in the first half of fiscal 2011 versus cash generated of $18.0 million in the first half of fiscal 2010. Disciplined inventory management (trailing 12-month inventory turnover of 5.5X at July 31, 2010 versus 5.2X at July 31, 2009) and efficient cash collections (trailing 12-month DSO of 48 days at July 31, 2010 versus 55 days at July 31, 2009) were offset by working capital requirements to support growth. Accounts receivable from Engineered Films and Aerostar customers increased from prior year levels, reflecting the growth in sales. Engineered Films inventory doubled year-over-year due to higher resin costs and increased quantities-on-hand to support sales growth and take advantage of favorable resin pricing. Additionally, higher production levels in Aerostar contributed to the increase in inventory along with delays in tethered aerostat deliveries. The unfavorable cash impact of higher inventory was partially offset by the favorable impact of higher accounts payable and compensation accruals due to higher inventory and earnings, respectively.
Investing Activities
Cash used in investing activities totaled $3.6 million in the first half of fiscal 2011versus $4.7 million in the first half of fiscal 2010. Capital expenditures increased from $2.3 million to $3.8 million and were more than offset by short-term investment activity.
Management anticipates fiscal 2011 capital spending of $12 to $15 million to support growth initiatives. Investments in production capability and capacity for Engineered Films and technology investments for Applied Technology and Aerostar are expected to drive the spending.
Financing Activities
Dividends of $5.8 million or 32 cents per share were paid during the first half of fiscal 2011 compared to $4.9 million or 27 cents per share in the first half of fiscal 2010.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2010.
NEW ACCOUNTING STANDARDS
There were no new accounting standards issued or effective during the six months ended July 31, 2010 that had or are expected to have a material impact on the company’s consolidated results of operations, financial condition, or cash flows.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 31, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of July 31, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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
Item 1A. Risk Factors: No material change.
Item 2. Changes in Securities: None
Item 3. Defaults upon Senior Securities: None
Item 4. Reserved
Item 5. Other Information: None
Item 6. Exhibits Filed:
     10.1      Form of Incentive Stock Option Agreement pursuant to the Raven Industries, Inc. 2010 Stock Incentive Plan †
     10.2      Form of Non-Qualified Stock Option Agreement pursuant to the Raven Industries, Inc. 2010 Stock Incentive Plan †
     31.1      Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.
     31.2      Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.
     32.1      Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act.
     32.2      Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act.

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

Date: September 2, 2010