Form 10-Q
period 2010-10-31
RAVEN INDUSTRIES INC
filed 2010-12-03
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 30, 2010 there were 18,056,141 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.
INDEX

PART I — FINANCIAL INFORMATION
RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	October 31,	January 31,	October 31,
(in thousands except share data)	2010	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$28,470	$40,684	$43,262
Short-term investments	1,500	3,000	3,000
Accounts receivable, net of allowances of $299, $297, and $318, respectively	48,733	34,327	35,902
Inventories:
Materials	26,189	24,020	21,013
In process	6,209	4,172	3,517
Finished goods	4,725	6,283	6,231

Total inventories	37,123	34,475	30,761
Deferred income taxes	2,699	2,471	2,570
Prepaid expenses and other current assets	2,996	2,790	2,885

Total current assets	121,521	117,747	118,380

Property, plant and equipment	96,063	88,319	87,469
Accumulated depreciation	(58,851)	(55,290)	(53,628)

Property, plant and equipment, net	37,212	33,029	33,841
Goodwill	10,777	10,699	7,829
Amortizable intangible assets, net	1,741	2,185	1,254
Other assets, net	6,166	6,649	1,316

TOTAL ASSETS	$177,417	$170,309	$162,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,343	$12,398	$10,568
Accrued liabilities	15,113	10,682	11,478
Taxes — accrued and withheld	2,034	1,574	1,580
Customer advances	1,105	1,306	1,073

Total current liabilities	29,595	25,960	24,699

Other liabilities	11,683	11,098	8,088

Total liabilities	41,278	37,058	32,787

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000,000; issued 32,491,664; 32,478,416 and 32,469,598, respectively	32,492	32,478	32,470
Paid in capital	6,432	5,604	5,223
Retained earnings	151,613	149,732	146,413
Accumulated other comprehensive income (loss)	(1,036)	(1,201)	(911)

	189,501	186,613	183,195
Less treasury stock, at cost, 14,448,683 shares	53,362	53,362	53,362

Total shareholders’ equity	136,139	133,251	129,833

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,417	$170,309	$162,620

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,		October 31,
(in thousands except per share data)	2010	2009	2010		2009

Net sales	$85,823	$60,158	$244,027		$181,966
Cost of goods sold	60,936	43,239	171,580		129,507

Gross profit	24,887	16,919	72,447		52,459

Research and development expenses	1,582	1,511	5,664		4,399
Selling, general and administrative expenses	5,890	4,289	17,240		13,522
Gain on disposition of assets	(451)	—	(451)		—

Operating income	17,866	11,119	49,994		34,538

Other expense (income), net	(17)	3	25		(103)

Income before income taxes	17,883	11,116	49,969		34,641

Income taxes	6,050	3,823	16,838		11,913

Net income	$11,833	$7,293	$33,131		$22,728

Net income per common share:
Basic	$0.65	$0.40	$1.83		$1.26
Diluted	$0.65	$0.40	$1.83		$1.26

Cash dividends paid per common share	$1.41 (a)	$0.14	$1.73	(a)	$0.41

(a)	Includes a special cash dividend of $1.25 per share paid on September 30, 2010.
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	October 31,	October 31,
(in thousands)	2010	2009

OPERATING ACTIVITIES:
Net income	$33,131	$22,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,578	5,285
Gain on disposition of assets	(451)	—
Change in fair value of acquisition-related contingent consideration	238	—
Provision for losses on accounts receivable, net of recoveries	(21)	(169)
Deferred income taxes	(100)	171
Share-based compensation expense	788	728
Change in operating assets and liabilities:
Accounts receivable	(14,314)	4,732
Inventories	(2,638)	5,262
Prepaid expenses and other assets	(346)	(448)
Operating liabilities	4,533	2,226
Other operating activities, net	(110)	(10)

Net cash provided by operating activities	26,288	40,505

INVESTING ACTIVITIES:
Capital expenditures	(9,417)	(2,660)
Purchase of short-term investments	(1,700)	(3,250)
Sale of short-term investments	3,200	250
Proceeds from disposition of assets	888	—
Payments related to business acquisitions	(390)	(388)
Other investing activities, net	83	(78)

Net cash used in investing activities	(7,336)	(6,126)

FINANCING ACTIVITIES:
Dividends paid	(31,206)	(7,387)
Other financing activities, net	11	(36)

Net cash used in financing activities	(31,195)	(7,423)

Effect of exchange rate changes on cash	29	39

Net increase in cash and cash equivalents	(12,214)	26,995
Cash and cash equivalents:
Beginning of period	40,684	16,267

End of period	$28,470	$43,262

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Basis of Presentation
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 31, 2011. The January 31, 2010 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2010.
(2) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive. For the three and nine-month periods ended October 31, 2010, 25,000 and 163,733 shares were excluded, respectively. For the three and nine-month periods ended October 31, 2009, 317,900 and 318,408 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2010	2009	2010	2009

Numerator:
Net income (in thousands)	$11,833	$7,293	$33,131	$22,728

Denominator:
Weighted average common shares outstanding	18,040,290	18,020,915	18,035,560	18,017,901
Weighted average stock units outstanding	26,645	21,062	24,622	19,052

Denominator for basic calculation	18,066,935	18,041,977	18,060,182	18,036,953

Weighted average common shares outstanding	18,040,290	18,020,915	18,035,560	18,017,901
Weighted average stock units outstanding	26,645	21,062	24,622	19,052
Dilutive impact of stock options	48,106	1,753	31,258	3,417

Denominator for diluted calculation	18,115,041	18,043,730	18,091,440	18,040,370

Net income per share — basic	$0.65	$0.40	$1.83	$1.26
Net income per share — diluted	$0.65	$0.40	$1.83	$1.26
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

Intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment results are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2010	2009	2010	2009
| | | |
Net sales
Applied Technology	$23,913	$20,953	$77,804	$68,959
Engineered Films	29,772	18,674	81,525	47,049
Aerostar	15,945	5,923	36,833	18,326
Electronic Systems	17,754	15,671	52,109	49,737
Intersegment eliminations	(1,561)	(1,063)	(4,244)	(2,105)

Consolidated net sales	$85,823	$60,158	$244,027	$181,966

Operating income (loss)
Applied Technology	$7,336	$6,856	$25,257	$21,583
Engineered Films	6,908 (a)	3,033	16,578 (a)	7,829
Aerostar	3,606	1,258	7,115	3,552
Electronic Systems	2,297	1,567	8,234	7,024
Intersegment eliminations	—	11	(47)	13

Total reportable segment income	20,147	12,725	57,137	40,001
Administrative and general expenses	(2,281)	(1,606)	(7,143)	(5,463)

Consolidated operating income	$17,866	$11,119	$49,994	$34,538

(a)	Includes a $451,000 pre-tax gain on disposition of assets.
(4) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8.0 million with a maturity date of July 1, 2011, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1.3 million have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of October 31, 2010, January 31, 2010 or October 31, 2009, and $6.7 million was available at October 31, 2010.
(5) Dividends
The company announced on November 30, 2010, that its board of directors approved a quarterly cash dividend of 16 cents per share, payable January 14, 2011, to shareholders of record on December 31, 2010.
The company paid a special cash dividend of $1.25 per share or $22.5 million on September 30, 2010 to shareholders of record on September 15, 2010.
(6) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of total comprehensive income follow:

Comprehensive Income

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2010	2009	2010	2009
| | | |
Net income	$11,833	$7,293	$33,131	$22,728
Other comprehensive income:
Foreign currency translation	36	26	84	180
Amortization of postretirement benefit plan actuarial losses, net of income tax of $15, $11, $44 and $33, respectively	27	21	81	63

Total other comprehensive income	63	47	165	243

Total comprehensive income	$11,896	$7,340	$33,296	$22,971

(7) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(in thousands)	2010	2009	2010	2009

Service cost	$15	$14	$46	$41
Interest cost	81	83	243	249
Amortization of actuarial losses	42	32	125	96

Net periodic benefit cost	$138	$129	$414	$386

(8) Product Warranty Costs
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	October 31, 2010	October 31, 2009	October 31, 2010	October 31, 2009

Balance, beginning of period	$1,812	$1,106	$1,259	$1,004
Accrual for warranties	606	541	2,051	1,781
Settlements made (in cash or in kind)	(618)	(502)	(1,510)	(1,640)

Balance, end of period	$1,800	$1,145	$1,800	$1,145

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This commentary should be read in conjunction with the company’s consolidated financial statements for the three and nine months ended October 31, 2010 and October 31, 2009, as well as the company’s consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations in the company’s Form 10-K for the year ended January 31, 2010.
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
Results of Operations
Consolidated financial highlights for the third quarter and first nine months of fiscal 2011 and fiscal 2010 include the following:

	Three Months Ended			Nine Months Ended
	October 31,	October 31,	%	October 31,	October 31,	%
(dollars in thousands, except per share data)	2010	2009	Change	2010	2009	Change

Net sales	$85,823	$60,158	43%	$244,027	$181,966	34%
Gross profit	24,887	16,919	47%	72,447	52,459	38%
Gross margins(a)	29.0%	28.1%		29.7%	28.8%
Operating income	17,866	11,119	61%	$49,994	$34,538	45%
Operating margins	20.8%	18.5%		20.5%	19.0%
Net income	11,833	7,293	62%	$33,131	$22,728	46%
Diluted earnings per share	$0.65	$0.40		$1.83	$1.26

Operating cash flow				26,288	40,505	(35)%
Cash dividends				31,206 (b)	7,387	322%

(a)	The company’s gross margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the company operates.

(b)	Includes a special dividend of $1.25 per share or $22.5 million paid in the third quarter of fiscal 2011.
Sales growth across all divisions led to record sales and profitability in the third quarter and first nine months of fiscal 2011. Engineered Films and Aerostar were the primary growth drivers of the third quarter and year-to-date results along with contributions from Applied Technology and Electronic Systems. The strong results were driven primarily by market share gains, new products, disciplined margin management, operating efficiencies, productivity gains and solid returns on capital investments. General economic conditions continued to improve modestly though the first nine months of fiscal 2011. The pace and durability of the economic recovery remain highly uncertain—however the company continues to allocate significant resources to research and development and capital investments to capitalize on opportunities for substantial returns on invested capital.
Applied Technology
Net sales of $23.9 million in the third quarter of fiscal 2011 were up (14%) and operating income of $7.3 million increased $480,000 (7%) compared to the third quarter of fiscal 2010. Year-to-date fiscal 2011 net sales of $77.8 million grew $8.8 million (13%) and year-to-date operating income of $25.3 million rose $3.7 million (17%). The primary driver of the growth in sales and profitability was an increase in sales of application controls (control systems, flow meter, valves) and steering and guidance products (assisted-steering, GPS receivers) and the highly successful first quarter launch of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions. Fiscal 2011 third quarter operating margins were down from the prior year reflecting increased costs related to strategic initiatives such as the agriculture information management solution and increased research and development expense. Year-to-date operating margins expanded compared to the prior year period as a result of a favorable product mix and the positive effect of higher sales on operating leverage; however, margin growth was tempered by a higher cost base.
Engineered Films
Fiscal 2011 third quarter net sales of $29.8 million grew $11.1 million (59%) and operating income of $6.9 million increased $3.9 million (128%) versus the third quarter of fiscal 2010. Fiscal 2011 year-to-date net sales of $81.5 million increased $34.5 million (73%) and operating income of $16.6 million essentially doubled from the first nine months of fiscal 2010. The positive impact of higher oil prices on demand for energy market pit liners fueled the growth in sales and operating income. Operating margins improved for the third quarter and first nine months of fiscal 2011 as compared to the year ago comparable periods reflecting more favorable selling prices relative to material costs and positive operating leverage.
Aerostar
Fiscal 2011 third quarter sales of $15.9 million grew $10.0 million (169%) and operating income of $3.6 million improved by $2.3 million (187%) as compared to the third quarter of fiscal 2010. Year-to-date sales of $36.8 million grew $18.5 million (101%) and operating income of $7.1 million improved $3.6 million (100%) compared to fiscal 2010. The sales and operating income gains were driven by increased demand for tethered aerostat systems for persistent military surveillance. Although fiscal 2011 year-to-date operating margins were relatively flat compared to the prior year, third quarter margins showed improvement year-over-year. Through the first half of the year, margin gains due to tethered aerostat sales and resulting profitability were offset by start-up costs related to the T-11 Army Airborne parachute contract and higher operating expenses. Sequentially, parachute margins have increased and together with a positive product mix due to the aerostat sales, resulted in a third quarter year-over-year operating margin improvement.
Electronic Systems
Net sales of $17.8 million in the third quarter of fiscal 2011 grew $2.1 million (13%) while operating income of $2.3 million grew 47%. Net sales of $52.1 million for the nine months ended October 31, 2010 rose $2.4 million (5%) and operating income of $8.2 million increased $1.2 million (17%) versus the year ago comparable period. Third quarter and nine-month results were positively impacted by avionics growth and increased sourcing of assemblies to Applied Technology partially offset by weaker deliveries of circuit boards for secure communication devices. Supply-chain disruptions tempered avionics sales growth for the two reporting periods.
RESULTS OF OPERATIONS — SEGMENT ANALYSIS
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.

	Three Months Ended				Nine Months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$23,913	$20,953	$2,960	14%	$77,804	$68,959	$8,845	13%
Gross profit	10,536	9,750	786	8%	35,424	30,215	5,209	17%
Gross margins	44.1%	46.5%			45.5%	43.8%
Operating income	7,336	6,856	480	7%	25,257	21,583	3,674	17%
Operating margins	30.7%	32.7%			32.5%	31.3%
The following factors were the primary drivers of the three and nine-month year-over-year change:
•	Market conditions. U.S. farm fundamentals are strong as commodity prices—corn, soybeans and other feed grains— remain above historical levels and the U.S. Department of Agriculture is projecting U.S. farm income to increase over 20% from last year. In addition, global market conditions are healthy as population and income growth in emerging economies continues to spur increased demand for food.

•	Sales volume and selling prices. Fiscal 2011 sales growth for the three and nine-month periods was driven by higher volume as comparative selling prices were relatively unchanged. The growth in volume reflects strong third quarter demand for application controls and guidance and steering products and strong first quarter sales of Slingshot™.

•	New product sales. Year-to-date new product sales reflect the success of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions. Management believes sales growth in guidance and steering products reflects acceptance of Slingshot™ technology in the agricultural marketplace.

•	International sales. Fiscal 2011 export sales of $16.6 million grew $2.9 million (21%) year-over-year. Net sales outside the U.S. accounted for 21% of segment sales in fiscal 2011 versus 20% in fiscal 2010. Products sold to Canadian and South American customers generated the majority of the international revenue growth.

•	Gross margins. Sequentially, gross margins improved from 42.6% for the three months ended July 31, 2010 to 44.1% for the three months ended October 31, 2010 as a result of the positive impact of higher sales on operating leverage. Year-over-year third quarter fiscal 2011 gross margins declined compared to third quarter fiscal 2010 due to higher costs associated with strategic initiatives such as the expansion and increased functionality of the Slingshot™ information management platform. Fiscal 2011 year-to-date gross margins improved to 45.5% from 43.8% in fiscal 2010 due to a more favorable product mix and the positive impact of higher sales on operating leverage; however, margin expansion was tempered by a higher cost base.

•	Operating expenses. Operating expenses of 13.4% of sales in the third quarter of fiscal 2011 were relatively flat as a percentage of sales compared to the third quarter of fiscal 2010. Year-to-date operating expenses increased to 13.1% of sales from 12.5% in the prior year and were driven by a $981,000 (21%) increase in selling expenses and a $554,000 (14%) increase in research and development expenses, as product development and marketing investments were made to support the segment’s new product and strategic initiatives, such as the Slingshot™ ag information platform and international sales expansion.
Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.

	Three Months Ended				Nine Months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$29,772	$18,674	$11,098	59%	$81,525	$47,049	$34,476	73%
Gross profit	7,311	3,711	3,600	97%	18,642	9,921	8,721	88%
Gross margins	24.6%	19.9%			22.9%	21.1%
Operating income	6,908 (a)	3,033	3,875	128%	16,578 (a)	7,829	8,749	112%
Operating margins	23.2%	16.2%			20.3%	16.6%

(a)	Includes a $451,000 pre-tax gain on disposition of assets.
The following factors were the primary drivers of the three and nine-month year-over-year change:
•	Improved market conditions. Engineered Films’ primary end markets—energy, geomembrane, industrial, agriculture and construction—rebounded from prior year depressed levels. Economic growth—particularly in emerging markets —pushed crude oil prices to levels adequate to support an increase in drilling activity, which drove a substantial increase in pit liner deliveries to the energy market.

•	Sales volume and selling prices. Fiscal 2011 year-over-year selling prices increased 12% year-to-date and 15% for the third quarter reflecting higher resin costs. Roughly 80% of the increase in third quarter sales was driven by pit liners sold into the energy market while 20% was attributable to growth in the segment’s other primary markets. Year-to-date sales volume, as measured by pounds shipped, increased 56% year-over-year, as recovery of crude oil prices from their lows in early 2009 drove demand for pit liners. Additionally, strong demand for industrial and agriculture films contributed to the increase in volume. Year-to-date deliveries of agriculture films increased as sales of FeedFresh™ silage covers gained traction due to broadened appreciation of the value-added benefits of this highly engineered film, while industrial film sales rose due to increased business activity.

•	Margin improvement. Sequentially, fiscal 2011 gross margins rose from 19.5% in the first quarter to 24.2% in the second quarter and 24.6% in the third quarter reflecting favorable pricing relative to material costs. Year-over-year improvements in third quarter and nine-month gross margins reflect the positive affect of higher sales on capacity utilization and favorable pricing relative to material costs.

•	Operating expenses. Third quarter operating expenses of $854,000 increased 26% versus one year earlier; however, fell as a percentage of sales from 3.6% to 2.9%. Year-to-date operating expenses fell to 3.1% of sales from 4.4% in the prior year. The 20% year-over-year increase in year-to-date operating expenses to $2.5 million is attributable to higher selling expense to support growth and new product development.

•	Gain on disposition of assets. Engineered Films sold its Ohio distribution facility in the third quarter.
Aerostar
Aerostar manufactures military parachutes, protective wear, custom shaped inflatable products, and high-altitude aerostats for government and commercial research.

	Three Months Ended				Nine Months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$15,945	$5,923	$10,022	169%	$36,833	$18,326	$18,507	101%
Gross profit	4,403	1,549	2,854	184%	9,221	4,296	4,925	115%
Gross margins	27.6%	26.2%			25.0%	23.4%
Operating income	3,606	1,258	2,348	187%	7,115	3,552	3,563	100%
Operating margins	22.6%	21.2%			19.3%	19.4%
The following factors were the primary drivers of the three and nine-month year-over-year change:
•	Tethered aerostats. The growth in fiscal 2011 third quarter and year-to-date sales is primarily attributable to continued success in the tethered aerostats market as Aerostar has capitalized on strong demand from the U.S. military for persistent threat detection systems to be deployed in Afghanistan. This segment provides the helium filled blimp, along with the fiber optics and deployment system. The blimp is then equipped with surveillance equipment and flown on a tether at several thousand feet to enable persistent surveillance of a wide area.

•	Volatility in aerostat deliveries. Sequentially, fiscal 2011 aerostat sales have varied materially ($8.2 million in the first quarter; $3.2 million in the second quarter and $7.4 million in the current quarter). In fiscal 2011, design changes and funding shifts have impacted the timing of deliveries.

•	Military parachutes. Fiscal 2011 third quarter and year-to-date parachute revenue increased year-over-year as T-11 parachutes ramped to full production and deliveries under the T-11 spares contract began.

•	Gross margins. Fiscal 2011 gross margins for the quarter and year-to-date compared favorably year-over-year due to relatively higher margin aerostat sales growth partially offset by the negative impact of T-11 parachute start-up costs.

•	Operating expenses. Fiscal 2011 third quarter operating expenses of $797,000 grew $506,000. Fiscal 2011 year-to-date operating expenses of $2.1 million increased $1.4 million. The increases reflect additional investment in research and development and higher selling expenses to support tethered aerostat development.
Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

	Three Months Ended				Nine Months Ended
	October 31,	October 31,	$	%	October 31,	October 31,	$	%
(dollars in thousands)	2010	2009	Change	Change	2010	2009	Change	Change

Net sales	$17,754	$15,671	$2,083	13%	$52,109	$49,737	$2,372	5%
Gross profit	2,637	1,898	739	39%	9,207	8,014	1,193	15%
Gross margins	14.9%	12.1%			17.7%	16.1%
Operating income	2,297	1,567	730	47%	8,234	7,024	1,210	17%
Operating margins	12.9%	10.0%			15.8%	14.1%
The following factors were the primary drivers of the three and nine-month year-over-year change:
•	Sales volume. Fiscal 2011 third quarter and year-to-date results were positively impacted by avionics growth and increased sourcing of assemblies to Applied Technology partially offset by weaker deliveries of circuit boards for secure communication devices.

•	Margin improvement. Fiscal 2011 year-to-date gross margins improved year-over-year reflecting a more favorable product mix. Third quarter margins improved year-over-year as supply chain issues experienced in fiscal 2010 negatively impacted third quarter margins.

•	Operating expenses. Fiscal 2011 year-to-date and third quarter operating expenses were relatively unchanged from fiscal 2010 levels.
Corporate Expenses (administrative expenses; other expense (income), net; and income taxes)

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
(dollars in thousands)	2010	2009	2010	2009
Administrative expenses	$2,281	$1,606	$7,143	$5,463
Administrative expenses as a % of sales	2.7%	2.7%	2.9%	3.0%
Other expense (income), net	(17)	3	25	(103)
Effective tax rate	33.8%	34.4%	33.7%	34.4%
Administrative expenses were relatively flat as a percentage of sales for the three and nine-months ended October 31, 2010 as compared with one year ago. Higher compensation expense, primarily incentive compensation, increased with the rise in sales and profitability.
“Other expense (income), net” consists mainly of interest income, foreign currency transaction gain and loss and activity related to the company’s equity investment in SST. The year-over-year expense increase for the nine months ended October 31, 2010 primarily reflects the amortization of the SST technology-related assets partially offset by SST results to date.
The effective tax rate for the nine month period was favorably affected by tax benefits associated with the U.S. tax benefit on qualified production activities.
OUTLOOK
Management anticipates a record year of sales and earnings as the company continues to capitalize on energy, precision agriculture and military surveillance market opportunities.
Applied Technology
Sales and profit growth trends are expected to continue as strong commodity prices and improving farm incomes support continued investment in equipment to boost farm productivity. Management expects double-digit sales and profit growth to continue in the fourth quarter. Applied Technology will continue to build on the successful launch of the Slingshot™ product platform as a catalyst for long-term growth in information management services and integrated guidance and steering products.
Engineered Films
Although management anticipates favorable year-over-year sales and profit growth, sequentially, Engineered Films will face less favorable year-over-year comparisons in the fourth quarter of fiscal 2011 as fiscal 2010 fourth quarter sales to the energy market rebounded as distributors sought to replenish inventory levels.
The potential for market disruptions remains high as the sustainability of the economic recovery is uncertain. The occurrence of unforeseen adverse economic events could have a significant unfavorable impact on industry conditions—particularly the energy (oil and gas drilling) and construction markets—which are Engineered Films largest markets. The division’s long-term success depends on increased penetration of existing markets, improving the speed to market of new products and product diversification with a greater contribution to overall sales from highly engineered films.
Aerostar
Management will continue to focus on opportunities in the growing market for situational surveillance systems. Management believes that Aerostar will become a significant long-term growth engine, however, quarterly sales and profit volatility is probable in the near-term as the timing of additional orders is uncertain and the market continues to evolve.
Electronic Systems
Fourth quarter fiscal 2011 sales are expected to show modest year-over-year growth. Fourth quarter operating margins are expected to remain relatively stable as significant shifts in product mix are unlikely. Long term, management expects to see declining avionics revenues, partially offset by growth in other market sectors.
LIQUIDITY AND CAPITAL RESOURCES
The company’s liquidity and capital resources are strong. Management focuses on the current cash balance and operating cash flows in considering liquidity as operating cash flows have historically been the company’s primary source of liquidity. On September 30, 2010, the company paid a special dividend of $1.25 per share or $22.5 million, in addition to the normal quarterly dividend. The special dividend was in response to the company’s strong cash position and commitment to return excess cash to shareholders. Management expects that current cash combined with the generation of positive operating cash flows will be sufficient to fund the company’s operating, investing and financing activities.
The company’s cash needs are seasonal, with working capital demands strongest in the first quarter. Consequently, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital. Cash, cash equivalents, and short-term investments totaled $30.0 million at October 31, 2010, a $13.7 million decrease compared to cash, cash equivalents, and short-term investments at January 31, 2010 of $43.7 million The comparable balances one year earlier totaled $46.3 million.
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
Cash provided by operating activities was $26.3 million in the first nine months of fiscal 2011 versus $40.5 million in the first nine months of fiscal 2010. The decrease reflects higher working capital requirements to support sales growth partially offset by higher company earnings.
Increases in inventory and accounts receivable consumed $17.0 million in cash in the first nine months of fiscal 2011 versus cash generated of $10.0 million in the first nine months of fiscal 2010. Disciplined inventory management (trailing 12-month inventory turnover of 5.6X at October 31, 2010 versus 5.3X at October 31, 2009) and efficient cash collections (trailing 12-month DSO of 48 days at October 31, 2010 versus 55 days at October 31, 2009) were offset by working capital requirements to support growth primarily in the Engineered Films and Aerostar operating segments. Accounts receivable from Engineered Films and Aerostar customers increased from prior year levels, reflecting the growth in sales. Engineered Films inventory increased 35% year-over-year due to higher resin costs and increased quantities-on-hand to support sales growth. Additionally, higher production levels in Aerostar contributed to the increase in inventory. The unfavorable cash impact of higher accounts receivable and inventory levels was partially offset by the favorable impact of higher compensation accruals due to improved profitability.
Investing Activities
Cash used in investing activities totaled $7.3 million in the first nine months of fiscal 2011versus $6.1 million in the first nine months of fiscal 2010. The increase in cash used in investing activities reflects an increase in capital expenditures from $2.7 million in fiscal 2010 to $9.4 million in fiscal 2011 partially offset by short-term investment activity.
Management anticipates fiscal 2011 capital spending of approximately $15 million to support growth initiatives. Investments in production capability and capacity for Engineered Films and technology investments for Applied Technology and Aerostar are expected to drive the spending.
Financing Activities
Quarterly dividends of $8.7 million or 48 cents per share were paid during the first nine months of fiscal 2011 compared to $7.4 million or 41 cents per share in the first nine months of fiscal 2010. In addition, a special dividend of $1.25 per share ($22.5 million) was paid during the third quarter of fiscal 2011.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2010.
NEW ACCOUNTING STANDARDS
There were no new accounting standards issued or effective during the nine months ended October 31, 2010 that had or are expected to have a material impact on the company’s consolidated results of operations, financial condition, or cash flows.

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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 31, 2010, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of October 31, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
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

Date: December 3, 2010