Form 10-K
period 2011-01-31
RAVEN INDUSTRIES INC
filed 2011-03-31
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-07982

RAVEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

South Dakota (State of incorporation) 205 E. 6th Street, P.O. Box 5107, Sioux Falls, SD (Address of principal executive offices)	46-0246171 (IRS Employer Identification No.) 57117- 5107 (zip code)
Registrant’s telephone number including area code (605) 336-2750
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $1 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days. ☑ Yes ☐ No
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

The aggregate market value of the registrant’s common stock held by non-affiliates at July 31, 2010 was approximately $570,364,695. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $35.03, on July 31, 2010, which was as of the last business day of the registrant’s most recently completed second fiscal quarter. The number of shares outstanding on March 25, 2011 was 18,075,906.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held May 24, 2011, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS
Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products. The company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, construction and military/aerospace markets. The company employs approximately 1,100 people on active status and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 — telephone (605) 336-2750. The company’s Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the symbol RAVN. The company has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on the website. Information on the company’s website is not part of this filing.
All reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the company’s website to the SEC website. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the company, the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549, through the SEC’s website at http://www.sec.gov, or by calling the SEC at 1-800-SEC-0330.
The company has four business segments: Applied Technology Division, Engineered Films Division, Aerostar Division and Electronic Systems Division. Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and raw materials; however, more than one business segment may serve each of the product markets identified above.
Business segment financial information is found on the following pages:

13	“Business Segments”
17	“Results of Operations — Segment Analysis”
43	“Note 13. Business Segments and Major Customer Information”
BUSINESS SEGMENTS
Applied Technology
Products in this segment are electronic and Global Positioning System (GPS) devices. They are used primarily on agricultural sprayers for precision farming applications. The company has developed products for field location control, chemical injection and automated steering. In the fourth quarter of fiscal 2010, Raven invested in Site-Specific Technology Development Group, Inc., a software company, and purchased the assets of Ranchview, Inc., a developer of GPS signal correction and wireless internet connectivity via cell phone networks. These investments are expected to position Applied Technology with tools to improve grower decision-making along with the hardware to execute these decisions in the field.
A field sales force sells the agricultural control products in this segment to original equipment manufacturers (OEMs) and independent third-party distributors. The segment also markets using precision agriculture representatives on location in key geographic areas, including Canada, Europe, Ukraine and Australia. The company’s competitive advantage in this segment is product reliability, ease of use, product availability and service after the sale.
Engineered Films
This segment produces rugged reinforced plastic sheeting for industrial, construction and agricultural applications.

The company’s sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customer needs. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the company’s most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment’s capital expenditures were $8.5 million in fiscal 2011, $1.5 million in fiscal 2010 and $3.1 million in fiscal 2009.
Aerostar
Aerostar sells high-altitude and tethered aerostats for government and commercial research. It produces military parachutes, uniforms and protective wear for U.S. government agencies and as a subcontractor. It also manufactures other sewn and sealed products on a contract basis.
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
EMS sales are made in response to competitive bid requests by customers. The level and nature of competition varies with the type of product, but the company frequently competes with a number of EMS manufacturers on any given bid request. The markets in which the company participates are highly competitive, with customers having many suppliers from which to choose.
MAJOR CUSTOMER INFORMATION
Sales in fiscal 2011, 2010 and 2009 to Goodrich Corporation, a customer of the Electronic Systems segment, accounted for 13%, 16% and 13%, respectively, of consolidated sales. While Electronic Systems expects revenue from this customer to decline, the company does not anticipate any sudden disruptions to this relationship.
SEASONAL WORKING CAPITAL REQUIREMENTS
Some seasonal demand exists in Applied Technology’s agricultural market. Applied Technology builds product in the fall for winter and spring delivery. Certain sales to agricultural customers offer spring payment terms for fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable have required, and may require, seasonal short-term financing.
FINANCIAL INSTRUMENTS
The principal financial instruments that the company maintains are cash, cash equivalents, short-term investments and accounts receivable. The company manages the interest rate, credit and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with the company policies. The company does not use off-balance sheet financing, except to enter into operating leases.
The company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition or cash flows.
RAW MATERIALS
The company obtains a wide variety of materials from several vendors. Principal materials include numerous electronic components for the Electronic Systems and Applied Technology segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. The Engineered Films segment has experienced volatile resin prices over the past three years. Price increases could not always be passed on to customers due to weak demand and a competitive pricing environment. The Electronic Systems segment will experience variability in lead times for components as business cycles impact demand. However, predicting future material shortages and the related potential impact on Raven is not possible.

PATENTS
The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise, speed to market and manufacturing skills.
RESEARCH AND DEVELOPMENT
The business segments conduct ongoing research and development efforts. Most of the company’s research and development expenditures are directed toward new products in the Applied Technology and Aerostar segments. Total company research and development costs are presented on the Consolidated Statements of Income.
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
The company and the purchasers of the company’s Glasstite subsidiary conducted environmental assessments of the properties. Although these assessments continue to be evaluated by the MPCA on the basis of the data available, there is no reason to believe that any activities that might be required as a result of the findings of the assessments will have a material effect on the company’s results of operations, financial position or cash flows. The company had $58,000 accrued at January 31, 2011, its best estimate of probable costs to be incurred related to these matters.
BACKLOG
As of February 1, 2011, the company’s order backlog totaled $76.0 million. Backlog amounts as of February 1, 2010 and 2009 were $74.7 million and $80.4 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.
EMPLOYEES
As of January 31, 2011, the company had 1,112 employees, 1,101 in an active status. Following is a summary of active employees by segment: Electronic Systems — 252; Applied Technology — 313; Engineered Films — 177; Aerostar — 296; Administration — 63. Management believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

NAME, AGE AND POSITION	BIOGRAPHICAL DATA
Daniel A. Rykhus, 46 President and Chief Executive Officer	Mr. Rykhus became the company’s President and Chief Executive Officer in 2010. He joined Raven in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from 1998 through 2009, and served as Executive Vice President from 2004 through 2010.

Thomas Iacarella, 57 Vice President and Chief Financial Officer	Mr. Iacarella joined Raven in 1991 as Corporate Controller and has been the company’s Chief Financial Officer, Secretary and Treasurer since 1998. Prior to joining the company, he held positions with Tonka Corporation and the accounting firm now known as Ernst & Young.

David R. Bair, 54 Division Vice President and General Manager — Electronic Systems Division	Mr. Bair joined Raven in 1999 as Division Vice President and General Manager of the Electronic Systems Division.

James D. Groninger, 52 Division Vice President and General Manager — Engineered Films Division	Mr. Groninger joined Raven in 1986 and in 1995 became Manager of Glasstite, Inc. He has been Division Vice President and General Manager of the Engineered Films Division since 2004.

Barbara K. Ohme, 63 Vice President — Administration	Ms. Ohme joined Raven in 1987 as Employment Manager and has been the company’s Vice President of Administration since 2004.

Matthew T. Burkhart, 35 Division Vice President and General Manager — Applied Technology Division	Mr. Burkhart was named Division Vice President and General Manager of the Applied Technology Division on February 1, 2010. He joined Raven in 2008 as Director of Sales and became General Manager — Applied Technology Division on February 1, 2009. Prior to joining the company, he was a Branch Manager for Johnson Controls.

Lon E. Stroschein, 36 Division Vice President and General Manager — Aerostar Division	Mr. Stroschein was named Vice President and General Manager of the Aerostar Division in October 2010. He joined Raven in 2008 as International Sales Manager for Applied Technology. Prior to joining Raven, he was a bank Vice President and was a member of the executive staff for a U.S. Senator.
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
The company’s Applied Technology Division is largely dependent on the ability of farmers and agricultural subcontractors known as custom operators to purchase agricultural equipment that includes its products. If such farmers experience adverse weather conditions resulting in poor growing conditions, or experience unfavorable crop prices or expenses, potential buyers may be less likely to purchase agricultural equipment. Accordingly, weather conditions may adversely affect sales in the Applied Technology Division.
Weather conditions can also adversely affect sales in the company’s Engineered Films Division. To the extent weather conditions curtail construction activity, sales of the segment’s plastic sheeting will likely decrease.
Price fluctuations in and shortages of raw materials could have a significant impact on the company’s ability to sustain and grow earnings.
The company’s Engineered Films Division (EFD) consumes significant amounts of plastic resin, the costs of which primarily reflect market prices for natural gas. These prices are subject to worldwide supply and demand as well as other factors beyond the control of the company. Although EFD is sometimes able to pass such price increases to its customers, significant variations in the cost of plastic resins can affect the company’s operating results from period to period. Unusual supply disruptions, such as caused by a natural disaster, could cause suppliers to invoke “force majeure” clauses in their supply agreements, causing shortages of material. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of material availability and costs, financial results could be adversely affected.
Electronic components, used by both the Applied Technology Division and Electronic Systems Division, are sometimes in short supply, impacting our ability to meet customer demand.
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
The company’s operating results in its Applied Technology and to a lesser extent, its Engineered Films and Aerostar segments, are largely dependent on the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. In addition, sales of the company’s new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.
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
The company’s sales outside the U.S. were $25 million in fiscal 2011. The company’s financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country’s or region’s economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and reduced profitability associated with such sales.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The company maintains the following properties in connection with its operations, all of which the company owns, unless indicated otherwise:

Square
Location	Feet	Function	Business segments
Sioux Falls, SD	150,000	Corporate office; electronics manufacturing	All
	131,000	Plastic sheeting manufacturing	Engineered Films
	73,000	Warehouse	Engineered Films
	59,000	Plastic sheeting manufacturing and sewing	Engineered Films; Aerostar
	35,000	Warehouse and offices	Engineered Films; Aerostar
	27,000	Training facility and manufacturing	Applied Technology
	25,000	Tethered aerostat and inflatable manufacturing	Aerostar
	24,000	Electronics manufacturing	Electronic Systems
	*14,000	Tethered aerostat inflation and testing	Aerostar
	23,000	Training and product development facility	Applied Technology
	10,000	Machine shop	Applied Technology
Sulphur Springs, TX	64,000	Research balloon manufacturing	Aerostar
Huron, SD	24,000	Sewing plant	Aerostar
St. Louis, MO	24,000	Electronics manufacturing	Electronic Systems
Madison, SD	20,000	Sewing plant	Aerostar
Austin, TX	*7,000	Product development facility	Applied Technology; Aerostar
Stockholm, SK	*7,000	Warehouse	Applied Technology

*	Leased
Most of the company’s manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are suitable and adequate to meet existing production needs. Additionally, the productive capacity in the company’s facilities is substantially being utilized. The company plans to build a new Applied Technology manufacturing facility on land purchased in fiscal 2011. In addition, the company owns 6.95 acres of undeveloped land adjacent to the other owned property in Sioux Falls, which is available for expansion.
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
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Raven’s common stock is traded on the NASDAQ Global Select Market under the symbol RAVN. The following table shows quarterly financial results, quarterly high and low closing sales prices per share of Raven’s common stock as reported by NASDAQ, and dividends declared for the periods indicated:
QUARTERLY INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

						Net Income		Common Stock		Cash
	Net	Gross	Operating	Pretax	Net	Per Share(a)		Market Price		Dividends
	Sales	Profit	Income	Income	Income	Basic	Diluted	High	Low	Per Share

FISCAL 2011
First Quarter	$85,030	$27,171	$19,505	$19,557	$12,945	$0.72	$0.72	$31.79	$26.54	$0.16
Second Quarter	73,174	20,389	12,623	12,529	8,353	0.46	0.46	38.18	28.66	0.16
Third Quarter	85,823	24,887	17,866	17,883	11,833	0.65	0.65	42.11	30.00	1.41	(b)
Fourth Quarter	70,681	18,982	10,209	10,313	7,406	0.41	0.41	49.59	40.01	0.16

Total Year	$314,708	$91,429	$60,203	$60,282	$40,537	$2.24	$2.24	$49.59	$26.54	$1.89

FISCAL 2010
First Quarter	$65,222	$20,428	$14,113	$14,114	$9,231	$0.51	$0.51	$24.65	$15.37	$0.13
Second Quarter	56,586	15,112	9,306	9,411	6,204	0.34	0.34	31.00	23.99	0.14
Third Quarter	60,158	16,918	11,119	11,116	7,293	0.40	0.40	32.43	24.47	0.14
Fourth Quarter	55,816	15,394	8,682	8,681	5,846	0.32	0.32	33.18	24.04	0.14

Total Year	$237,782	$67,852	$43,220	$43,322	$28,574	$1.58	$1.58	$33.18	$15.37	$0.55

FISCAL 2009
First Quarter	$75,166	$23,288	$16,641	$16,759	$10,882	$0.60	$0.60	$32.80	$25.94	$0.13
Second Quarter	69,278	17,197	10,312	10,488	6,815	0.38	0.38	39.50	29.46	0.13
Third Quarter	75,538	19,564	12,371	12,548	8,385	0.47	0.46	47.82	25.79	0.13
Fourth Quarter	59,931	13,399	7,070	7,106	4,688	0.26	0.26	33.24	20.60	1.38	(c)

Total Year	$279,913	$73,448	$46,394	$46,901	$30,770	$1.71	$1.70	$47.82	$20.60	$1.77

(a)	Net income per share is computed discretely by quarter and may not add to the full year.

(b)	A special dividend of $1.25 per share was paid during the third quarter of fiscal 2011.

(c)	A special dividend of $1.25 per share was paid during the fourth quarter of fiscal 2009.
As of January 31, 2011, the company had approximately 7,500 shareholders of record. A substantially greater number of the company’s common stock is held by beneficial holders whose shares are held of record by banks, brokers and other financial institutions.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, S&P 1500
INDUSTRIAL MACHINERY INDEX AND RUSSELL 2000 INDEX
Raven continues to outperform its industrial peers and the overall market in shareholder return. Investors who bought $100 of the company’s stock on January 31, 2006, held this for five years and reinvested the dividends, have seen its value increase to $174.50.

	Year Ended January 31						5-Year
Company / Index	2006	2007	2008	2009	2010	2011	CAGR(a)
Raven Industries, Inc.	$100.00	$91.05	$97.37	$74.90	$100.24	$174.50	12%
S&P 1500 Industrial Machinery	100.00	114.82	121.05	67.90	92.53	124.67	5%
Russell 2000	100.00	110.51	99.70	62.97	86.78	114.00	3%

(a)	compound annual growth rate

ITEM 6. SELECTED FINANCIAL DATA
SIX-YEAR FINANCIAL SUMMARY
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the years ended January 31
	2011	2010	2009	2008	2007	2006
OPERATIONS
Net sales	$314,708	$237,782	$279,913	$233,957	$217,529	$204,528
Gross profit	91,429	67,852	73,448	63,676	57,540	55,714
Operating income	60,203	43,220	46,394	41,145	38,302	37,284
Income before income taxes	60,282	43,322	46,901	42,224	38,835	37,494
Net income	$40,537	$28,574	$30,770	$27,802	$25,441	$24,262
Net income % of sales	12.9%	12.0%	11.0%	11.9%	11.7%	11.9%
Net income % of beginning equity	30.4%	25.2%	26.0%	28.3%	30.1%	36.7%
Cash dividends(a)	$34,095	$9,911	$31,884	$7,966	$6,507	$5,056

FINANCIAL POSITION
Current assets	$128,181	$117,747	$98,073	$100,869	$73,219	$71,345
Current liabilities	34,335	25,960	23,322	22,108	16,464	20,050
Working capital	$93,846	$91,787	$74,751	$78,761	$56,755	$51,295
Current ratio	3.73	4.54	4.21	4.56	4.45	3.56
Property, plant and equipment	$41,522	$33,029	$35,880	$35,743	$36,264	$25,602
Total assets	187,760	170,309	144,415	147,861	119,764	106,157
Shareholders’ equity	$141,214	$133,251	$113,556	$118,275	$98,268	$84,389
Long-term debt / total capitalization	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Inventory turnover (COS / average inventory)	5.6	5.3	5.2	5.3	5.4	5.9

CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$42,085	$47,643	$39,037	$27,151	$26,313	$21,189
Investing activities	(11,418)	(13,396)	(7,000)	(4,433)	(18,664)	(11,435)
Financing activities	(33,834)	(9,867)	(36,969)	(8,270)	(10,277)	(6,946)
Change in cash	(3,121)	24,417	(5,005)	14,489	(2,626)	2,790

COMMON STOCK DATA
EPS — basic	$2.24	$1.58	$1.71	$1.54	$1.41	$1.34
EPS — diluted	2.24	1.58	1.70	1.53	1.39	1.32
Cash dividends per share(a)	1.89	0.55	1.77	0.44	0.36	0.28
Book value per share (b)	7.81	7.38	6.30	6.52	5.45	4.67
Stock price range during the year
High	$49.59	$33.18	$47.82	$45.85	$42.70	$33.15
Low	26.54	15.37	20.60	26.20	25.46	16.54
Close	$47.24	$28.58	$21.81	$30.02	$28.43	$31.60
Shares and stock units outstanding, year-end	18,089	18,051	18,027	18,130	18,044	18,072
Number of shareholders, year-end	7,456	7,767	8,268	8,700	8,992	9,263

OTHER DATA
Price / earnings ratio (c)	21.1	18.1	12.8	19.6	20.5	23.9
Average number of employees	1,036	930	1,070	930	884	845
Sales per employee	$304	$256	$262	$252	$246	$242
Backlog	$75,972	$74,718	$80,361	$66,628	$44,237	$43,619

(a)	Includes special dividends of $1.25 per share in fiscal 2011 and 2009.

(b)	Shareholders’ equity divided by common shares and stock units outstanding.

(c)	Closing stock price divided by EPS — diluted.

BUSINESS SEGMENTS
(IN THOUSANDS)

	For the years ended January 31
	2011	2010	2009	2008	2007	2006
APPLIED TECHNOLOGY DIVISION
Sales	$100,090	$86,217	$103,098	$64,291	$45,515	$47,506
Operating income	31,135	25,722	33,884	19,102	10,111	13,586
Assets	52,669	51,029	48,881	36,938	27,629	30,047
Capital expenditures	1,769	941	2,674	1,008	577	938
Depreciation and amortization	2,238	1,677	1,383	1,125	1,142	1,085

ENGINEERED FILMS DIVISION
Sales	$105,838	$63,783	$89,858	$85,316	$91,082	$82,794
Operating income	19,622 (b)	10,232	10,919	17,739	23,440	19,907
Assets	46,519	35,999	35,862	43,688	41,988	33,512
Capital expenditures	8,450	1,460	3,120	4,012	13,266	7,359
Depreciation and amortization	3,452	3,707	4,303	4,046	2,887	2,436

AEROSTAR DIVISION
Sales	$48,787	$27,244	$27,186	$17,290	$14,654	$18,009
Operating income	9,407	5,634	4,219	1,506	707	2,133
Assets	18,140	10,462	8,744	9,941	8,161	6,837
Capital expenditures	2,190	332	383	156	812	179
Depreciation and amortization	757	398	444	499	375	359

ELECTRONIC SYSTEMS DIVISION
Sales	$65,852	$63,525	$61,983	$67,987	$66,278	$56,219
Operating income	9,917	8,979	5,926	10,365	10,850	8,916
Assets	23,385	21,216	26,847	25,865	25,175	20,191
Capital expenditures	609	290	1,399	1,077	1,357	1,612
Depreciation and amortization	823	939	1,159	1,237	1,086	871

INTERSEGMENT ELIMINATIONS
Sales
Engineered Films Division	$(307)	$(210)	$(210)	$(533)	$—	$—
Aerostar	(32)	(1)	(25)	(16)	—	—
Electronic Systems Division	(5,520)	(2,776)	(1,977)	(378)	—	—
Operating income	(94)	60	(52)	(100)	—	—
Assets	(186)	(92)	(152)	(100)	—	—

REPORTABLE SEGMENTS TOTAL
Sales	$314,708	$237,782	$279,913	$233,957	$217,529	$204,528
Operating income	69,987 (b)	50,627	54,896	48,612	45,108	44,542
Assets	140,527	118,614	120,182	116,332	102,953	90,587
Capital expenditures	13,018	3,023	7,576	6,253	16,012	10,088
Depreciation and amortization	7,270	6,721	7,289	6,907	5,490	4,751

CORPORATE & OTHER(a)
Operating loss (from admin expenses)	$(9,784)	$(7,407)	$(8,502)	$(7,467)	$(6,806)	$(7,258)
Assets	47,233	51,695	24,233	31,529	16,811	15,570
Capital expenditures	954	279	425	382	510	270
Depreciation and amortization	361	387	469	437	395	400

TOTAL COMPANY
Sales	$314,708	$237,782	$279,913	$233,957	$217,529	$204,528
Operating income	60,203 (b)	43,220	46,394	41,145	38,302	37,284
Assets	187,760	170,309	144,415	147,861	119,764	106,157
Capital expenditures	13,972	3,302	8,001	6,635	16,522	10,358
Depreciation and amortization	7,631	7,108	7,758	7,344	5,885	5,151

(a)	Assets are principally cash, investments and deferred taxes.

(b)	Includes a $451 pre-tax gain on disposition of assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to enhance overall financial disclosure. It provides management’s analysis of the primary drivers of year-over-year changes in key financial statement elements, business segment results and the impact of accounting principles on the company’s financial statements.
This discussion should be read in conjunction with the company’s January 31, 2011 financial statements and the accompanying notes.
The MD&A is organized as follows:
•	Executive Summary

•	Results of Operations — Segment Analysis

•	Outlook

•	Liquidity and Capital Resources

•	Off-balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Estimates

•	New Accounting Standards
EXECUTIVE SUMMARY
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. The company operates in four business segments: Applied Technology, Engineered Films, Electronic Systems and Aerostar.
Management uses a number of metrics to assess the company’s performance:
•	Consolidated net sales, gross margins, operating income, operating margins, net income and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets and equity

•	Segment net sales, gross profit, gross margins, operating income and operating margins
The following discussion highlights the consolidated operating results. Segment operating results are more fully explained in the Results of Operations — Segment Analysis section.

	For the years ended January 31
		%		%
dollars in thousands, except per-share data	2011	change	2010	change	2009
Results of Operations
Net sales	$314,708	32%	$237,782	(15)%	$279,913
Gross margins (a)	29.1%		28.5%		26.2%
Operating income	$60,203	39%	$43,220	(7)%	$46,394
Operating margins (a)	19.1%		18.2%		16.6%
Net income	$40,537	42%	$28,574	(7)%	$30,770
Diluted income per share	$2.24	42%	$1.58	(7)%	$1.70

Cash Flow and Payments to Shareholders
Cash flow from operating activities	$42,085		$47,643		$39,037

Cash dividends	$34,095		$9,911		$31,884
Common stock repurchases	—		—		5,180

Cash returned to shareholders	$34,095		$9,911		$37,064

Performance Measures
Return on net sales(b)	12.9%		12.0%		11.0%
Return on average assets(c)	22.6%		18.2%		21.1%
Return on beginning equity(d)	30.4%		25.2%		26.0%

(a)	The company’s gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the company operates.

(b)	Net income divided by sales

(c)	Net income divided by average assets

(d)	Net income divided by beginning equity
Results of Operations — Fiscal 2011 versus Fiscal 2010
Fiscal 2011 was the most profitable year in the company’s history as record sales and increased productivity led to record earnings per share. Sales rose 32% to $314.7 million and diluted earnings increased 42% to $2.24 per share as a result of sales growth in Applied Technology (16%), Engineered Films (66%) and Aerostar (79%).
Applied Technology benefited from strong U.S. farm fundamentals as commodity prices—corn, soybeans and other feed grains —remained above historical levels. Economic growth in major economies and economic, income and population growth in emerging markets continued to spur increased demand for food and support healthy worldwide agriculture fundamentals. Engineered Films’ primary end markets—energy, geomembrane, industrial, agriculture and construction—rebounded from prior year recessionary levels. Aerostar capitalized on strong demand from the U.S. military for persistent ground surveillance systems. Electronic Systems benefited from higher demand for avionics and increased sourcing of assemblies to Applied Technology partially offset by weaker deliveries of circuit boards for secure communication devices.
Applied Technology
Fiscal 2011 sales of $100.1 million grew $13.9 million (16%) and operating income of $31.1 million rose $5.4 million (21%). The primary drivers of the full-year results were strong sales of application controls (i.e. control systems, flow meters, valves) and steering and guidance products (i.e. assisted-steering, GPS receivers) and the highly successful first quarter launch of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions.
Engineered Films
Fiscal 2011 sales of $105.8 million increased $42.1 million (66%) and operating income of $19.6 million increased $9.4 million (92%). Economic growth and expectations for continued economic growth—particularly in emerging markets—pushed oil prices to levels adequate to support an increase in drilling activity, which accelerated demand for pit liners. Additionally, sales of FeedFresh™ silage covers grew due to healthy farm conditions and broadened appreciation of the value proposition of this highly engineered film. Sales of construction films (particularly in the fourth quarter) and industrial films rose as business activity rebounded from recessionary levels. Full-year operating margins improved, reflecting improved capacity utilization and productivity gains.
Aerostar
Fiscal 2011 sales of $48.8 million grew $21.5 million (79%) and operating income of $9.4 million rose $3.8 million (67%). The sales and operating income gains were driven by increased demand for tethered aerostat systems for persistent military surveillance. Full-year operating margins were down slightly year-over-year as margin gains due to tethered aerostat sales and resulting profitability were offset by start-up costs related to the T-11 Army Airborne parachute contract and higher product development and selling expenses to support the tethered aerostats business.
Electronic Systems
Fiscal 2011 sales of $65.9 million increased $2.3 million (4%) and operating income of $9.9 million grew $0.9 million (10%). Full-year results were positively impacted by avionics sales growth, despite supply chain disruptions, and increased sourcing of assemblies to Applied Technology partially offset by weaker deliveries of circuit boards for secure communication devices. Product mix had a favorable impact on full-year operating margins.
Results of Operations — Fiscal 2010 versus Fiscal 2009
The 15% decrease in net sales was the result of year-over-year sales declines in Applied Technology (16%) and Engineered Films (29%). Electronic Systems and Aerostar sales were relatively flat year-over-year. Expectations of lower farm income and economic uncertainty caused growers and custom spray applicators to defer purchases, which negatively affected substantially all of Applied Technology’s product categories. The impact of the weak economy on Engineered Films’ largest markets resulted in year-over-year declines of energy market sales (40%) and construction market sales (25%). Electronic Systems sales were up 2% year-over-year, reflecting increased deliveries of avionics and secure communication electronics to meet rising demand from government agencies and the aerospace market, which were partially offset by a smaller customer base. Aerostar sales were flat compared with last year, as increased deliveries of MC-6 Army parachutes, aerostats and research balloons were offset by decreased deliveries of protective wear.
Applied Technology operating margins contracted year-over-year, reflecting the negative impact of lower sales and operating leverage on profitability. However, disciplined margin management, operational efficiencies and higher productivity brought improved operating margins for Engineered Films, Electronic Systems and Aerostar. Consequently, the 7% year-over-year decrease in operating income was less severe than the 15% drop in sales.
Cash Flow and Payments to Shareholders
The company continues to generate strong operating cash flows and maintain a strong capital base. In the first quarter of fiscal 2011, the quarterly dividend was raised from 14 cents per share to 16 cents per share, representing the 24th consecutive annual increase in the dividend (excluding special dividends). During fiscal 2011, $34.1 million was returned to shareholders through quarterly dividends totaling $11.5 million, or 64 cents per share, and a special dividend of $22.5 million, or $1.25 per share. The special dividend was paid on September 30, 2010 in response to the company’s strong cash position and commitment to return excess cash to shareholders.
During fiscal 2010, $9.9 million was returned to shareholders through quarterly dividends. The quarterly cash dividend increased from 13 cents per share to 14 cents per share beginning in the second quarter.
Performance Measures
The company continues to generate solid returns on net sales, average assets and beginning equity, which are important gauges of Raven’s ability to efficiently produce profits. Raven generated a record 12.9% return on sales in fiscal 2011 as the company continues to capitalize on competitive advantages in niche markets.

RESULTS OF OPERATIONS — SEGMENT ANALYSIS
Applied Technology
Applied Technology provides electronic and Global Positioning System (GPS) products designed to reduce operating costs and improve yields for the agriculture market.
Financial highlights for the fiscal years ended January 31,

dollars in thousands	2011	% change	2010	% change	2009
Net sales	$100,090	16%	$86,217	(16)%	$103,098
Gross profit	45,106	19%	37,889	(19)%	46,591
Gross margins	45.1%		43.9%		45.2%
Operating income	$31,135	21%	$25,722	(24)%	$33,884
Operating margins	31.1%		29.8%		32.9%
Fiscal 2011 net sales of $100.1 million increased $13.9 million (16%) and operating income of $31.1 million was up $5.4 million (21%) versus fiscal 2010.
Fiscal 2011 fourth quarter net sales of $22.3 million grew $5.0 million (29%) and operating income of $5.9 million rose $1.7 million (42%).
Several factors contributed to the strong full-year and fourth quarter comparative results:
•	Market conditions. U.S. farm fundamentals were strong as commodity prices—corn, soybeans and other feed grains— remained above historical levels. In addition, global market conditions were healthy as population and income growth in emerging economies continued to spur increased demand for food.

•	Sales volume and selling prices. Fiscal 2011 sales growth was driven by higher volume and modest selling price increases. The growth in volume reflects solid year-over-year demand for Slingshot™, application controls and guidance and steering products.

•	New product sales. Year-to-date new product sales reflected the success of Slingshot™—an information platform which improves data collection, transmission, storage and analysis and provides RTK correction of GPS signals for high accuracy steering solutions.

•	International sales. Net sales outside the U.S. accounted for 21% of segment sales in fiscal 2011 versus 20% in fiscal 2010. International sales of $21.3 million rose $4.2 million (25%) year-over-year led by strong Slingshot™ demand in Canada. Economic growth and strong farm fundamentals in Argentina and Brazil drove strong overall demand in South America. This growth was partially offset by a decrease in Australian sales due to weak market conditions.

•	Gross Margins. Gross margins of 45.1% in fiscal 2011 rose from 43.9% in fiscal 2010 due to the positive effect of higher sales and strong operating leverage on profitability.

•	Operating expenses. Full-year operating expenses decreased from 14.1% of sales in fiscal 2010 to 14.0% in fiscal 2011. Strong sales and growth opportunities drove a $1.1 million (16%) increase in selling expenses and research and development expenses increased $0.7 million (14%) to support product development and strategic initiatives.
Fiscal 2010 net sales of $86.2 million decreased $16.9 million (16%) and operating income of $25.7 million was down $8.2 million (24%) versus fiscal 2009. Lower sales and operating income were due primarily to a decrease in sales volume partially offset by modest selling price increases.
A number of factors contributed to the drop in full-year comparative results:
•	Economic uncertainty. The government’s calendar 2009 farm income forecast was significantly lower than 2008 actual levels. Farm production costs declined from prior-year levels; however, they were outpaced by the decline in crop prices. Expectations of lower farm income and economic uncertainty led growers and custom spray applicators to defer purchases. These factors had a negative impact on substantially all of the segment’s product categories.

•	New product sales. Fiscal 2010 new product sales decreased from one year earlier due to the highly successful fiscal 2009 launch of innovative field computers.

•	International sales. International sales of $17.1 million fell $1.7 million (9%) year-over-year. Net sales outside the U.S. accounted for 20% of segment sales in fiscal 2010 versus 18% in fiscal 2009. Declines in some markets were partially offset by expansion into regions not previously served.

•	Negative operating leverage. Gross margins of 43.9% in fiscal 2010 fell from 45.2% in fiscal 2009 reflecting the negative impact of falling sales and operating leverage on profitability.

•	Operating expenses. Full-year operating expenses increased to 14.1% of sales in fiscal 2010 from 12.3% in fiscal 2009. Selling expenses decreased $0.5 million (7%) and lagged the drop in sales. Research and development expenses were flat year-over-year.
Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, construction, geomembrane and agricultural applications.
Financial highlights for the fiscal years ended January 31,

dollars in thousands	2011	% change	2010	% change	2009
Net sales	$105,838	66%	$63,783	(29)%	$89,858
Gross profit	22,708	75%	13,013	(10)%	14,502
Gross margins	21.5%		20.4%		16.1%
Operating income	$19,622 (a)	92%	$10,232	(6)%	$10,919
Operating margins	18.5%		16.0%		12.2%

(a)	Includes a $451 pre-tax gain on the disposition of assets.
Fiscal 2011 net sales of $105.8 million increased $42.1 million (66%) while operating income of $19.6 million was up $9.4 million (92%) versus fiscal 2010.
Fiscal 2011 fourth quarter net sales of $24.3 million grew $7.6 million (45%) and operating income of $3.0 million rose $0.6 million (27%).
Several factors contributed to the strong full-year and fourth quarter comparative results:
•	Improved market conditions. Business activity and confidence rose as credit markets improved and asset values stabilized. Crude oil prices rose to levels adequate to support increased drilling activity and strengthened energy market demand for pit liners. Similarly, as credit began flowing and economic uncertainty diminished, the construction and agriculture markets rose from recessionary levels.

•	Sales volume and selling prices. Input cost increases drove a 13% increase in selling prices. Sales volume, as measured by pounds shipped, increased over 50%, as Engineered Films’ largest markets—energy and construction—rebounded from prior year depressed levels. Recovery of crude oil prices from their lows in early calendar 2009 drove additional oil and gas drilling activity and increased demand for pit liners as sales to the energy market more than doubled. Sales of industrial and construction films rose double digits. Deliveries of agriculture films rose more than 60%. Sales of FeedFresh™ silage covers gained traction due to healthy farm conditions and broadened appreciation of the value-added benefits of this highly engineered film. Grain cover sales improved year-over-year due to strong yields and a short harvest cycle.

•	Capacity Utilization. Full-year operating margins expanded from 16.0% to 18.5% as a result of improved capacity utilization. Fourth quarter profit margins fell from 14.4% to 12.5% as a result of less favorable leverage and increased purchases of outside materials due to capacity constraints caused by planned maintenance.

•	Operating expenses. Full-year operating expenses were 3.3% of sales in fiscal 2011 versus 4.4% in fiscal 2010. The increase in selling expenses of $0.7 million (30%) lagged the 66% increase in sales. Research and development expenses were flat year-over-year.
Fiscal 2010 net sales of $63.8 million decreased $26.1 million (29%) while operating income of $10.2 million was off $0.7 million (6%) versus fiscal 2009. Lower sales and operating income reflected falling sales volume and selling prices.
The year-over-year change was driven primarily by the following factors:
•	Depressed markets. Dysfunctional credit markets and plunging asset values resulted in weak economic activity. Energy prices plunged as a result of the reduction in economic activity, leading to the decline in the oil and gas exploration market. Similarly, as the flow of credit slowed and economic uncertainty rose, the commercial construction markets suffered. Agricultural commodity prices also fell sharply, resulting in a softening of the agricultural market. The impact of the recession was felt across all of the division’s markets, with sales to the two largest markets—energy and construction —decreasing approximately 40% and 25%, respectively.

•	Sales volume and selling prices. Selling prices decreased approximately 16% and sales volume as measured by pounds shipped fell 17% year-over-year. These negative trends reflected market disruptions, competitive pricing pressures stemming from excess industry capacity and lower resin costs due to relatively low natural gas prices.

•	Cost containment. Management responded quickly and decisively to the freefall in business activity experienced in the fourth quarter of fiscal 2009. The necessary steps were taken to align the division with the weak business environment, by tightly managing expenses and decreasing headcount.

•	Margin preservation. Poor economic conditions, volatile material costs and competitive pricing pressures continued to squeeze margins. However, the impact of these factors was more than offset by opportune purchases of prime grade resin and cost containments. Consequently, gross margins increased from 16.1% to 20.4%.

•	Operating expenses. Full-year operating expenses increased to 4.4% of sales in fiscal 2010 from 4.0% in fiscal 2009. Research and development expenses were flat year-over-year. Selling expenses of $2.4 million decreased 25% year-over-year through reductions in personnel and promotional expenses. However, this lagged the 29% drop in sales.
Aerostar
Aerostar manufactures military parachutes, protective wear, custom-shaped inflatable products and high-altitude and tethered aerostats for government and commercial research.
Financial highlights for the fiscal years ended January 31,

dollars in thousands	2011	% change	2010	% change	2009
Net sales	$48,787	79%	$27,244	0%	$27,186
Gross profit	12,475	88%	6,632	28%	5,189
Gross margins	25.6%		24.3%		19.1%
Operating income	$9,407	67%	$5,634	34%	$4,219
Operating margins	19.3%		20.7%		15.5%
Fiscal 2011 net sales of $48.8 million increased $21.5 million (79%) and operating income of $9.4 million grew $3.8 million (67.0%) over fiscal 2010.
Fiscal 2011 fourth quarter net sales of $12.0 million increased $3.0 million (34%) and operating income of $2.3 million increased $0.2 million (10%) versus fiscal 2010.
Fiscal 2011 full-year and fourth quarter comparative results were primarily attributable to the following:
•	Tethered aerostats. Aerostar capitalized on strong demand from the U.S. military for persistent ground surveillance systems to be deployed in Afghanistan. This segment provides the helium filled blimp, along with the fiber optics and deployment system. The blimp is then equipped with surveillance equipment and flown on a tether at over 1,500 feet above ground level to enable persistent surveillance of a wide area.

•	Volatility in aerostat deliveries. Sequentially, fiscal 2011 quarterly sales of aerostats varied materially ($8.2 million in the first quarter; $3.2 million in the second quarter; $7.4 million in the third quarter and $3.6 million in the fourth quarter) as design changes and funding shifts have impacted the timing of deliveries.

•	Military parachutes. Fiscal 2011 full-year and fourth quarter parachute revenue increased over 20% as the T-11 parachutes ramped to full production and deliveries under the T-11 spares contract began.

•	Gross Margins. Full-year gross margins improved year-over-year. The negative effect of T-11 parachute start-up costs in the first half of the year and increased overhead was partially offset by a more favorable product mix as the relative contribution of tethered aerostats to total sales grew.

•	Operating expenses. Operating expenses of $3.1 million or 6.3% of sales increased $2.1 million from $1.0 million or 3.7% of sales as a result of higher selling expenses and significant investments in research and development primarily to support aerostat development.
Fiscal 2010 net sales of $27.2 million were flat and operating income of $5.6 million grew $1.4 million (34%) over fiscal 2009.
Fiscal 2010 results were driven by the following:
•	Sales volumes. Flat year-over-year sales reflected increased deliveries of MC-6 Army parachutes, aerostats and research balloons, offset by decreased deliveries of protective wear due to the completion of a large contract in January 2009.

•	Margin expansion. The improvement in gross and operating margins came from increased parachute manufacturing efficiencies. Final production runs and deliveries were made at the end of fiscal 2010 on the MC-6 parachute contract. Fiscal 2010 was the most profitable year for the program, primarily due to the higher efficiency level attained.

•	Operating expenses. Operating expenses were relatively flat year-over-year.
Electronic Systems

Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.
Financial highlights for the fiscal years ended January 31,

dollars in thousands	2011	% change	2010	% change	2009
Net sales	$65,852	4%	$63,525	2%	$61,983
Gross profit	11,234	10%	10,258	42%	7,218
Gross margins	17.1%		16.1%		11.6%
Operating income	$9,917	10%	$8,979	52%	$5,926
Operating margins	15.1%		14.1%		9.6%
Fiscal 2011 net sales of $65.9 million increased $2.3 million (4%) and operating income of $9.9 million grew $0.9 million (10%) from fiscal 2010.
Fiscal 2011 fourth quarter net sales of $13.7 million were flat and operating income of $1.7 million decreased $0.3 million (14%) from fourth quarter fiscal 2010.
The following factors affected fiscal 2011 full-year results:
•	Sales volume. Fiscal 2011 revenue was positively impacted by avionics growth and increased sourcing of assemblies to Applied Technology partially offset by weaker deliveries of circuit boards for secure communication devices.

•	Profit margins. Product mix had a favorable impact on full-year operating margins. Fourth quarter operating margins of 12.2% were down from 14.2% in the fourth quarter of fiscal 2010 due to a less favorable mix and increased overhead costs to compensate for supply chain weakness on flat sales volume.

•	Operating expenses. Fiscal 2011 operating expenses were relatively unchanged from fiscal 2010 levels.
Fiscal 2010 net sales of $63.5 million increased $1.5 million (2%) and operating income of $9.0 million grew $3.1 million (52%) from fiscal 2009.
Fiscal 2010 full-year comparative results reflected the following:
•	Growth from existing customers. The rise in sales was attributable to higher deliveries of avionics and secure communication electronics to meet increased demand from government agencies and the aerospace market, partially offset by a smaller customer base.

•	Margin expansion. Gross margins expanded as a result of positive operating leverage produced through increased sales to existing customers, favorable product mix and cost controls—such as headcount reduction and facility consolidation.

•	Operating expenses. Operating expenses were relatively flat year over year.
Corporate Expenses (administrative expenses, income taxes and interest income and other, net)

	For the years ended January 31
dollars in thousands	2011	2010	2009
Administrative expenses	$9,784	$7,407	$8,502
Administrative expenses as a % of sales	3.1%	3.1%	3.0%
Interest income and other, net	$79	$102	$507
Effective tax rate	32.8%	34.0%	34.4%
Administrative expenses increased 32% in fiscal 2011 compared with fiscal 2010, as a result of higher compensation expense due to increased headcount and higher incentive compensation. Administrative expenses declined 13% in fiscal 2010 compared with fiscal 2009, driven by headcount reductions and lower incentive compensation and legal expenses.
“Interest income and other, net” consists mainly of interest income, bank fees and foreign currency transaction gain or loss. The year-over-year variability is attributable primarily to a decrease in interest income due to lower interest rates and fluctuations in exchange rates.
The fiscal 2011 effective tax rate was favorably affected by the U.S. federal tax deduction from income attributable to manufacturing activities. Fourth quarter fiscal 2011 tax expense was favorably impacted by renewal of the U.S. research and development tax credit in December 2010. The rate is expected to increase slightly in fiscal 2012.
OUTLOOK
Management believes double digit sales and profit growth for fiscal 2012 is achievable, building on strong fiscal 2011 results.
Fiscal 2010 cash preservation and cost containment strategies enabled management to reinvest across the company and return $34 million to shareholders in fiscal 2011 while maintaining substantial liquidity and a strong capital base. In fiscal 2012, management plans to accelerate the rate of organic investment through increased research and development, and capital investments. Management also continues to look for complementary acquisitions to augment existing products and markets, while supporting growth in quarterly dividends. In the near-term, profit margins could be pressured but these investments are intended to position the company for long-term growth.
Applied Technology
Management will continue to make significant investments in product development and global expansion and is committed to building on prior year investments in SST and Ranchview. The development of an industry-leading decision-support system helps position Applied Technology as a premier total precision solutions provider (GPS steering devices, planting and spraying controls, data collection, transmission, storage and analysis). Applied Technology’s strategy of integrate, inform and innovate along with strong brand recognition, ease of use, product localization and industry leading service creates strong growth opportunities. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven’s suite of productivity tools as a cost-effective investment supporting management’s outlook for profit growth that could approach the 20% range.
Engineered Films
The addition of new extrusion equipment in the second half of fiscal 2012 is expected to increase annual capacity by approximately 25%. This equipment will improve sales opportunities by adding both new capacity and capabilities to this segment. Additional depreciation and new product introduction costs will partially offset the positive impact of the higher pounds produced until new extrusion capacity is fully utilized. This ramp-up period has typically taken 2-3 years, depending on market conditions.
In addition, profit margins are highly dependent on the ratio of selling prices to input costs. The selling price of blown films is largely driven by competitive pricing pressure, capacity utilization and market dynamics—supply and demand. Plastic resin—a derivative of natural gas and oil—is the primary component of extruded films. Management anticipates continuing demand for pit liners for oil exploration, geomembrane products for lining and capping landfills, water canals and reservoirs and to build on its success with highly engineered films such as FeedFresh™ silage covers and VaporBlock Plus™ radon barriers. Double digit growth is possible, if management is able to bring the new equipment on line and exploit its new capabilities in the second half of the year.
Aerostar
Management projects strong sales growth for the first half of the coming year. Tethered aerostat systems deployed in Afghanistan have promoted the safety of U.S. troops by successfully providing continuous wide-area surveillance of insurgents. Management is optimistic about new opportunities in tethered aerostats and anticipates follow-on opportunities to provide cost-effective persistent surveillance for the military. As in this past year, deliveries could vary significantly by quarter as follow-on orders are dependent on the government funding process. Management also sees opportunities for growth under existing government contracts for military parachutes and new contracts for protective wear. The engineering knowledge and manufacturing technology gained from these relationships along with expertise in sewing and sealing specialty fabrics will help solidify Aerostar’s competitive advantage. Additional investment in product and market development is expected to partially offset the impact of sales growth, but profit growth in the 15-20% range is possible.
Electronic Systems
Management looks at Electronic Systems as a complementary business to its growth divisions: Engineered Films, Aerostar and especially Applied Technology. This business carries technical expertise that support the efforts of its sister divisions and provides electronic manufacturing services to low-volume high-mix customers that require high levels of service and engineering support. Management anticipates adding an additional customer in fiscal 2012, but believes this growth will be more than offset by lower avionics sales. The mid- to long-term growth strategy is predicated on the development of proprietary products, expansion of the customer base and continued in-sourcing of assemblies for Raven’s other divisions. Electronic Systems Division results for fiscal

2012 are expected to be roughly flat or somewhat lower than in fiscal 2011.
LIQUIDITY AND CAPITAL RESOURCES
The company’s balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been Raven’s primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the company’s operating, investing and financing activities.
Raven’s cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.
Cash, cash equivalents and short-term investments totaled $38.6 million at January 31, 2011, a $5.1 million decrease from $43.7 million on the same date in 2010. In September 2010, the company paid a special cash dividend of $22.5 million.
Raven has an uncollateralized credit agreement that provides an $8.0 million line of credit, with a balance of zero at January 31, 2011. The line of credit is reduced by outstanding letters of credit totaling $1.3 million as of January 31, 2011. The credit line, which matures on July 1, 2011, is expected to be renewed during fiscal 2012.
Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation and income taxes. Management evaluates working capital levels through the computation of average days sales outstanding and inventory turnover. Average days sales outstanding is a measure of the company’s efficiency in enforcing its credit policy. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.
Cash provided by operating activities was $42.1 million in fiscal 2011 compared with $47.6 million in fiscal 2010. The decrease in operating cash flows is the result of increased working capital to support growth, partially offset by higher company earnings.
Inventory consumed $9.2 million of cash in fiscal 2011 versus cash generated of $1.6 million in fiscal 2010 reflecting higher raw material costs, higher forecasted demand, delayed deliveries at Electronic Systems and purchases of plastic resins at Engineered Films in anticipation of price increases. Similarly, accounts receivable consumed cash of $5.5 million in fiscal 2011 versus cash generated of $6.3 million in fiscal 2010, reflecting higher receivables associated with sales growth—particularly sales of engineered films and tethered aerostats. The company continues to focus on disciplined inventory management (inventory turnover of 5.6X in fiscal 2011 versus 5.3X in fiscal 2010) and improved cash collections (average days sales outstanding of 48 days in fiscal 2011 versus 52 days in fiscal 2010). Year-over-year variability in accounts payable and accrued liabilities generated $7.1 million in cash, as compared with cash inflows of $2.4 million in fiscal 2010. This reflected an increase in accounts payable commensurate with the rise in inventory and higher incentive compensation accruals associated with strong profits. Bad debt expense was not material for both fiscal 2011 and 2010.
In fiscal 2010, reductions in inventory and accounts receivable generated $7.9 million in cash versus cash consumed of $4.2 million in fiscal 2009. Lower business levels, disciplined inventory management (inventory turnover of 5.3X in fiscal 2010 versus 5.2X in fiscal 2009) and improved cash collections (average days sales outstanding of 52 days in fiscal 2010 versus 54 days in fiscal 2009) resulted in strong operating cash flows. Additionally, year-over-year variability in accounts payable generated $2.9 million in cash, as compared with $1.0 million in fiscal 2009, due to more favorable payment terms. This favorable cash impact was partially offset by a decrease in accrued liabilities, which reflected lower compensation accruals and the acceleration of a $1.1 million cash contribution to the employee 401(k) plan, due to a change in the plan design. Fiscal 2010 bad debt recoveries of $0.2 million compared favorably to prior-year expense of $0.6 million, reflecting lower sales and more stable economic conditions— particularly related to the company’s international exposure.
Investing Activities
Cash used in investing activities totaled $11.4 million in fiscal 2011, $13.4 million in fiscal 2010 and $7.0 million in fiscal 2009. The fiscal 2011 decrease from the prior year reflects a $10.7 million increase in capital expenditures offset by a $5.0 million decrease in net purchases of short-term investments, proceeds of $0.9 million on the disposition of an Engineered Films warehouse and $6.5 million of cash outlays in fiscal 2010 for the SST and Ranchview investments.
The increase in cash invested between fiscal 2010 and 2009 was the result of a $4.5 million increase in net purchases of short-term investments and $6.5 million of cash outlays for the SST and Ranchview investments, partially offset by a $4.7 million reduction in capital expenditures.

Management anticipates record capital spending in fiscal 2012—in the $30 million range —as management sees opportunities to earn attractive returns on invested capital through organic investments. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.
Financing Activities
Cash used in financing activities is primarily for dividend payments and repurchases of common stock.
Financing activities consumed cash of $33.8 million in fiscal 2011 compared with $9.9 million in fiscal 2010 and $37.0 million in fiscal 2009.
In fiscal 2011, the company paid quarterly dividends totaling $11.5 million, or 64 cents per share, and paid a special dividend of $22.5 million, or $1.25 per share.
In fiscal 2010, the company paid quarterly dividends totaling $9.9 million, or 55 cents per share.
In fiscal 2009, the company paid quarterly dividends totaling $9.4 million, or 52 cents per share; paid a special dividend of $22.5 million, or $1.25 per share and repurchased $5.2 million of stock.
OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
As of January 31, 2011, the company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment and unconditional purchase obligations—primarily for raw materials—in the amounts listed below. The company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted there, standby letters of credit totaling $1.3 million have been issued, primarily to support self-insured workers compensation bonding requirements. In the event the bank chooses not to renew the company’s line of credit, the letters of credit would cease and alternative methods of support for the insurance obligations would be necessary, would be more expensive and would require additional cash outlays. Management believes the chances of this are remote.
A summary of the obligations and commitments at January 31, 2011 and for the next five years is shown below.

		Less than	1-3	3-5	More than
dollars in thousands	Total	1 year	years	years	5 years
Contractual Obligations:
Line of credit(a)	$—	$—	$—	$—	$—

Operating leases	355	237	118	—	—
Postretirement benefits	5,969	212	460	504	4,793
Unconditional purchase obligations	56,812	56,812	—	—	—
Uncertain tax positions(b)	—	—	—	—	—

	$63,136	$57,261	$578	$504	$4,793

(a)	$8.0 million line bears interest at 4.0% as of January 31, 2011 and expires July 2011. The line of credit is reduced by outstanding letters of credit totaling $1.3 million.

(b)	The total liability for uncertain tax positions at January 31, 2011, was $4.2 million. The company is not able to reasonably estimate the timing of future payments relating to non-current tax benefits.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the company’s balance sheet. These policies are discussed below, because a fluctuation in actual results versus expected results could materially affect operating results and because the policies require significant judgments and estimates to be made. Accounting related to these policies is initially based on best estimates at the time of original entry in the accounting records. Adjustments are periodically recorded when the company’s actual experience differs from the expected experience underlying the estimates. These adjustments could be material if experience were to change significantly in a short period of time. The company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, Raven has used derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the company’s financial condition, results of operations or cash flows.

Inventories
The company estimates inventory valuation each quarter. Typically, when a product reaches the end of its lifecycle, inventory value declines slowly or the product has alternative uses. Management uses its manufacturing resources planning data to help determine if inventory is slow-moving or has become obsolete due to an engineering change. The company closely reviews items that have balances in excess of the prior year’s requirements, or that have been dropped from production requirements. Despite these reviews, technological or strategic decisions made by management or Raven’s customers may result in unexpected excess material. Electronic Systems typically has recourse to customers for obsolete or excess material. When Electronic Systems customers authorize inventory purchases—especially with long lead-time items—they are required to take delivery of unused material or compensate the company accordingly. In every Raven operating unit, management must manage obsolete inventory risk. The accounting judgment ultimately made is an evaluation of the success that management will have in controlling inventory risk and mitigating the impact of obsolescence when it does occur.
Warranties
Estimated warranty liability costs are based on historical warranty costs and average time elapsed between purchases and returns for each business segment. Warranty issues that are unusual in nature are accrued for individually.
Allowance for Doubtful Accounts
Determining the level of the allowance for doubtful accounts requires management’s best estimate of the amount of probable credit losses based on historical writeoff experience by segment and an estimate of the collectibility of any known problem accounts. Factors that are considered beyond historical experience include the length of time the receivables are outstanding, the current business climate and the customer’s current financial condition.
Revenue Recognition
Estimated returns or sales allowances are recognized upon shipment of a product. The company sells directly to customers or distributors that incur the expense and commitment for any post-sale obligations beyond stated warranty terms.
Goodwill and Long-lived Assets
Management assesses goodwill for impairment annually—or more frequently if events or changes in circumstances indicate that an asset might be impaired—using fair value measurement techniques. For goodwill, Raven performs impairment reviews by reporting units which are the company’s reportable segments.
In the first step of goodwill impairment testing, the corporate discount rate is calculated so that the discounted cash flows are equal to Raven’s net enterprise value. The corporate discount rate is then increased when evaluating any individual reporting unit due to any additional risk factors inherent within the unit versus the corporation as a whole. A discounted cash flow analysis is then completed for the reporting unit using the adjusted discount rate. The discounted cash flow assumptions primarily include forecasted sales and costs and the discount rate. Management evaluates the merits of each significant assumption used to determine the fair value of the reporting unit.
The estimated fair value of the reporting unit is then compared with its net assets. If the estimated fair value of the reporting unit is less than the net assets of the reporting unit, an impairment loss is possible and a more refined measurement of the impairment loss would take place. This is the second step of the goodwill impairment testing, in which management may use market comparisons and recent transactions to assign the fair value of the reporting unit to all of the assets and liabilities of that unit. The valuation methodologies in both steps of goodwill impairment testing use significant estimates and assumptions, which include projected future cash flows (including timing and the risks inherent in future cash flows), perpetual growth rates and determination of appropriate market comparables.
For long-lived assets, including intangibles; investments in affiliates; and property, plant and equipment, management tests for recoverability whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Property, plant and equipment are depreciated over the estimated lives of the assets using accelerated methods, which reduces the likelihood of an impairment loss. Management periodically discusses any significant changes in the utilization of long-lived assets, which may result from—but are not limited to—an adverse change in the asset’s physical condition or a significant adverse change in the business climate. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining its fair value.
Uncertain Tax Positions
Accounting for tax positions requires judgments, including estimating reserves for uncertainties associated with the interpretation of income tax laws and regulations and the resolution of tax positions with tax authorities after discussions and negotiations. The ultimate outcome of these matters could result in material favorable or unfavorable adjustments to the consolidated financial statements.
NEW ACCOUNTING STANDARDS
In December 2010, the Financial Accounting Standards Board issued guidance on goodwill impairment testing. This guidance modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The guidance is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance on February 1, 2011, is not expected to have a material impact on the company’s consolidated results of operation, financial condition or cash flows.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of January 31, 2011, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of January 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Daniel A. Rykhus	/s/ Thomas Iacarella
Daniel A. Rykhus President & Chief Executive Officer	Thomas Iacarella Vice President & Chief Financial Officer
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Raven Industries, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries (the “Company”) at January 31, 2011, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting on the preceding page. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 31, 2011

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	As of January 31
	2011	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$37,563	$40,684	$16,267
Short-term investments	1,000	3,000	—
Accounts receivable, net	39,967	34,327	40,278
Inventories	43,679	34,475	35,977
Deferred income taxes	2,733	2,471	2,542
Other current assets	3,239	2,790	3,009

Total current assets	128,181	117,747	98,073

Property, plant and equipment, net	41,522	33,029	35,880
Goodwill	10,777	10,699	7,450
Other assets, net	7,280	8,834	3,012

Total assets	$187,760	$170,309	$144,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,715	$12,398	$9,433
Accrued liabilities	16,096	12,256	13,281
Customer advances	1,524	1,306	608

Total current liabilities	34,335	25,960	23,322

Other liabilities	12,211	11,098	7,537

Commitments and contingencies

Shareholders’ equity	141,214	133,251	113,556
Common shares, par value $1.00 per share
Authorized — 100,000
Outstanding — 2011: 18,062; 2010: 18,030; 2009: 18,012

Total liabilities and shareholders’ equity	$187,760	$170,309	$144,415

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the years ended January 31
	2011	2010	2009
Net sales	$314,708	$237,782	$279,913
Cost of sales	223,279	169,930	206,465

Gross profit	91,429	67,852	73,448
Research and development expenses	7,604	5,843	5,848
Selling, general and administrative expenses	24,073	18,789	21,206
Gain on disposition of assets	(451)	—	—

Operating income	60,203	43,220	46,394
Interest income and other, net	(79)	(102)	(507)

Income before income taxes	60,282	43,322	46,901
Income taxes	19,745	14,748	16,131

Net income	$40,537	$28,574	$30,770

Net income per common share:
- Basic	$2.24	$1.58	$1.71

- Diluted	$2.24	$1.58	$1.70

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

						Accumulated
	$1 Par					other
	common	Paid-in	Treasury stock		Retained	comprehensive
	stock	capital	Shares	Cost	earnings	income (loss)	Total

Balance January 31, 2008	$32,408	$3,436	(14,288)	$(48,182)	$132,219	$(1,606)	$118,275

Net income	—	—	—	—	30,770	—	30,770
Postretirement benefits, net of $375 income tax	—	—	—	—	—	698	698
Foreign currency translation	—	—	—	—	—	(246)	(246)

Total comprehensive income							31,222

Dividends ($.52 per share)	—	7	—	—	(9,381)	—	(9,374)
Dividends (special—$1.25 per share)	—	18	—	—	(22,528)	—	(22,510)
Purchase of stock	—	—	(161)	(5,180)	—	—	(5,180)
Stock surrendered upon exercise of stock options	(34)	(1,258)	—	—	—	—	(1,292)
Employees’ stock options exercised	83	1,176	—	—	—	—	1,259
Share-based compensation	4	1,024	—	—	—	—	1,028
Tax benefit from exercise of stock options	—	128	—	—	—	—	128

Balance January 31, 2009	32,461	4,531	(14,449)	(53,362)	131,080	(1,154)	113,556

Net income	—	—	—	—	28,574	—	28,574
Postretirement benefits, net of ($122) income tax	—	—	—	—	—	(226)	(226)
Foreign currency translation	—	—	—	—	—	179	179

Total comprehensive income							28,527

Dividends ($.55 per share)	—	11	—	—	(9,922)	—	(9,911)
Stock surrendered upon exercise of stock options	(51)	(1,319)	—	—	—	—	(1,370)
Employees’ stock options exercised	65	1,374	—	—	—	—	1,439
Share-based compensation	3	1,031	—	—	—	—	1,034
Tax cost from exercise of stock options	—	(24)	—	—	—	—	(24)

Balance January 31, 2010	32,478	5,604	(14,449)	(53,362)	149,732	(1,201)	133,251

Net income	—	—	—	—	40,537	—	40,537
Postretirement benefits, net of ($25) income tax	—	—	—	—	—	(46)	(46)
Foreign currency translation	—	—	—	—	—	127	127

Total comprehensive income							40,618

Dividends ($.64 per share)	—	17	—	—	(11,563)	—	(11,546)
Dividends (special—$1.25 per share)	—	32	—	—	(22,581)	—	(22,549)
Stock surrendered upon exercise of stock options	(79)	(3,038)	—	—	—	—	(3,117)
Employees’ stock options exercised	112	3,257	—	—	—	—	3,369
Share-based compensation	—	1,179	—	—	—	—	1,179
Tax benefit from exercise of stock options	—	9	—	—	—	—	9

Balance January 31, 2011	$32,511	$7,060	(14,449)	$(53,362)	$156,125	$(1,120)	$141,214

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the years ended January 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$40,537	$28,574	$30,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,512	6,611	7,345
Amortization of intangible assets	1,119	497	413
Gain on disposition of assets	(451)	—	—
Change in fair value of acquisition-related contingent consideration	274	94	—
Earnings of equity investee	(195)	(10)	—
Provision for losses on accounts receivable, net of recoveries	—	(183)	629
Deferred income taxes	423	95	216
Share-based compensation expense	1,179	1,034	1,028
Change in operating assets and liabilities	(7,273)	10,935	(1,346)
Other operating activities, net	(40)	(4)	(18)

Net cash provided by operating activities	42,085	47,643	39,037

Cash flows from investing activities:
Capital expenditures	(13,972)	(3,302)	(8,001)
Purchases of short-term investments	(1,700)	(3,500)	(2,100)
Sales of short-term investments	3,700	500	3,600
Purchase of equity investment	—	(5,000)	—
Payments related to business acquisitions	(399)	(2,000)	(488)
Proceeds from disposition of assets	888	—	—
Other investing activities, net	65	(94)	(11)

Net cash used in investing activities	(11,418)	(13,396)	(7,000)

Cash flows from financing activities:
Dividends paid	(34,095)	(9,911)	(31,884)
Purchases of treasury stock	—	—	(5,180)
Excess tax benefit on stock option exercises	9	—	128
Other financing activities, net	252	44	(33)

Net cash used in financing activities	(33,834)	(9,867)	(36,969)

Effect of exchange rate changes on cash	46	37	(73)

Net increase (decrease) in cash and cash equivalents	(3,121)	24,417	(5,005)
Cash and cash equivalents at beginning of year	40,684	16,267	21,272

Cash and cash equivalents at end of year	$37,563	$40,684	$16,267

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Raven Industries, Inc. and its wholly owned subsidiaries (the company or Raven). The company is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. Raven operates three divisions (Applied Technology, Engineered Films and Electronic Systems) in addition to four wholly owned subsidiaries: Aerostar International, Inc. (Aerostar); Raven Industries Canada, Inc. (Raven Canada); Raven Industries GmbH (Raven GmbH); and Raven Industries Australia Pty Ltd (Raven Australia). Intercompany balances and transactions have been eliminated in consolidation.
Investments in Affiliate
An affiliate investment over which the company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, is accounted for using the equity method. The investment balance is included in “other assets, net,” while the company’s share of the investee’s results of operations is included in “interest income and other, net.” The company considers whether the value of any of its equity method investments has been impaired whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate’s industry), a write-down would be recorded.
Use of Estimates
Preparing the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.
Foreign Currency
The company’s subsidiaries that operate outside the United States use the local currency as their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as foreign currency translation adjustments in “accumulated other comprehensive income (loss)” within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “interest income and other, net” in the Consolidated Statements of Income.
Cash and Cash Equivalents
The company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking, money market and savings accounts with Wells Fargo Bank; Wells Fargo Brokerage Services, LLC. and Merrill Lynch & Co. (Bank of America).
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses. This is based on historical writeoff experience by segment and an estimate of the collectibility of any known problem accounts.
Inventory Valuation
Inventories are stated at the lower of cost or market, with cost determined on the first-in, first-out basis. Market value encompasses consideration of all business factors including price, contract terms and usefulness.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using accelerated methods. The estimated useful lives used for computing depreciation are as follows:

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Building and improvements	15-39 years
Manufacturing equipment by segment
Applied Technology	3-5 years
Engineered Films	5-12 years
Aerostar	3-5 years
Electronic Systems	3-5 years
Furniture, fixtures, office equipment and other	3-7 years
Maintenance and repairs are charged to expense in the year incurred, and renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in operations.
The company capitalizes certain costs incurred in connection with developing or obtaining internal-use software in accordance with the accounting guidance for such costs. Capitalized software costs totaled $1,280 in fiscal 2011, $914 in fiscal 2010 and $297 in fiscal 2009. The costs are included in “Property, Plant and Equipment, net” on the Consolidated Balance Sheets. Software costs that do not meet capitalization criteria are expensed as incurred. Amortization expense related to capitalized software is included in depreciation. Included in accounts payable at January 31, 2011 was $2,181 related to capital expenditures. Comparable amounts for 2010 and 2009 were not significant.
Intangible Assets
Intangible assets, primarily comprised of technologies acquired through acquisition, are recorded at cost and are presented net of accumulated amortization. Amortization is computed on a straight-line basis over estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in each reporting period.
Goodwill
Raven recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. For business combinations prior to February 1, 2009, earn-out payments to sellers are added to goodwill when payable under the terms of the purchase agreement. For business combinations after February 1, 2009, earn-out payments are accrued at fair value as of the purchase date, and payments reduce the accrual without affecting goodwill. Any change in the fair value of the contingent consideration after the acquisition date is recognized in the statements of income. Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests whenever a triggering event indicates there is an impairment. Impairment tests of goodwill are performed at the reporting unit level. Fair values are estimated based on discounted cash flows and are compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, the amount of the impairment loss must be measured and then recognized to the extent the carrying value exceeds the implied fair value.
Long-Lived Assets
The company periodically assesses the recoverability of long-lived and intangible assets. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.
Insurance Obligations
Raven employs insurance policies to cover workers’ compensation and general liability costs. Liabilities are accrued related to claims filed and estimates for claims incurred but not reported. To the extent these obligations are expected to be reimbursed by insurance, the expected insurance policy benefit is included as a component of “other current assets.”
Contingencies
The company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of business. An estimate of the loss on these matters is charged to operations when it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. While the settlement of any claims cannot be determined at this time, management believes that any liability resulting from these claims will be substantially covered by insurance. Accordingly, management does not believe that the ultimate outcome of these matters will have a significant impact on its results of operations, financial position or cash flows.
Revenue Recognition
Raven recognizes revenue when products are shipped because there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured and delivery has occurred. The company sells directly to customers or distributors

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
who incur the expense and commitment for any post-sale obligations beyond stated warranty terms. Estimated returns, sales allowances or warranty charges are recognized upon shipment of a product. Shipping and handling costs are classified as a component of “cost of sales.”
Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

Research and development
Cost of sales	expenses	Selling, general and administrative expenses
Direct material costs	Personnel costs	Personnel costs
Material acquisition and handling costs	Professional service fees	Professional service fees
Direct labor	Material and supplies	Advertising
Factory overhead including depreciation	Facility allocation	Promotions
Inventory obsolescence		Information technology equipment depreciation
Product warranties		Office supplies
The company’s gross margins may not be comparable to industry peers due to variability in the classification of these expenses across the industries in which the company operates.
Warranties
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues.
Share-Based Compensation
The company records compensation expense related to its share-based compensation plans using the fair value method.
Income Taxes
Deferred income taxes reflect temporary differences between assets and liabilities reported on the company’s balance sheet and their tax bases. These differences are measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. Deferred tax assets are reduced by a valuation allowance to reflect realizable value, when necessary. Accruals are maintained for uncertain tax positions.
New Accounting Standards
In December 2010, the Financial Accounting Standards Board issued guidance on goodwill impairment testing. This guidance modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. The guidance is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance on February 1, 2011, is not expected to have a material impact on the company’s consolidated results of operation, financial condition or cash flows.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
NOTE 2 SELECTED BALANCE SHEET INFORMATION
Following are the components of selected balance sheet items:

	As of January 31
	2011	2010	2009
Accounts receivable, net:
Trade accounts	$40,267	$34,624	$40,891
Allowance for doubtful accounts	(300)	(297)	(613)

	$39,967	$34,327	$40,278

Inventories:
Finished goods	$7,994	$6,283	$6,062
In process	5,424	4,172	3,258
Materials	30,261	24,020	26,657

	$43,679	$34,475	$35,977

Other current assets:
Insurance policy benefit	$1,909	$2,300	$2,119
Prepaid expenses and other	1,330	490	890

	$3,239	$2,790	$3,009

Property, plant and equipment, net:
Land	$1,798	$1,227	$1,227
Buildings and improvements	24,972	22,973	22,593
Machinery and equipment	75,310	64,119	62,504
Accumulated depreciation	(60,558)	(55,290)	(50,444)

	$41,522	$33,029	$35,880

Other assets, net:
Amortizable assets:
Purchased technology	$3,200	$3,200	$2,300
Other intangibles	1,660	1,633	1,314
Accumulated amortization	(3,275)	(2,648)	(2,143)

	1,585	2,185	1,471
Investment in affiliate	4,728	5,010	—
Deferred income taxes	924	1,580	1,482
Other, net	43	59	59

	$7,280	$8,834	$3,012

Accrued liabilities:
Salaries and benefits	$3,264	$1,148	$1,891
Vacation	3,186	2,693	2,581
401(k) contributions	253	180	1,333
Insurance obligations	3,356	3,959	3,615
Profit sharing	1,627	217	436
Warranties	1,437	1,259	1,004
Taxes — accrued and withheld	1,453	1,574	1,266
Other	1,520	1,226	1,155

	$16,096	$12,256	$13,281

Other liabilities:
Postretirement benefits	$5,757	$5,283	$4,637
Acquisition-related contingent consideration	2,230	2,301	—
Uncertain tax positions	4,224	3,514	2,900

	$12,211	$11,098	$7,537

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income. The components of accumulated other comprehensive income (loss) are shown below:

	As of January 31
	2011	2010	2009
Foreign currency translation	$183	$56	$(123)
Postretirement benefits, net of tax	(1,303)	(1,257)	(1,031)

Total accumulated other comprehensive loss	$(1,120)	$(1,201)	$(1,154)

NOTE 4 SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31
	2011	2010	2009
Changes in operating assets and liabilities:
Accounts receivable	$(5,536)	$6,325	$(4,603)
Inventories	(9,189)	1,552	447
Prepaid expenses and other assets	96	(49)	(35)
Accounts payable	2,713	2,934	963
Accrued and other liabilities	4,428	(520)	2,194
Customer advances	215	693	(312)

	$(7,273)	$10,935	$(1,346)

Cash paid during the year for income taxes	$19,700	$13,816	$15,072

NOTE 5 ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
In November 2009, the company acquired a 20% interest in Site Specific Technology Development Group, Inc. (SST) for $5,000. SST is a privately held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage information in the precision agriculture market. At the acquisition date, the carrying value of the SST investment exceeded the company’s share of the underlying net assets of SST by $4,976. The company’s analysis of this excess determined that it related to $1,054 of technology-related assets to be amortized over a seven-year period and $3,200 of license-related assets to be amortized over a ten-year period. The remainder of the excess is attributable to equity method goodwill.
Changes in the net carrying value of the investment in SST (Investment in Affiliate) were as follows:

Balance at January 31, 2010	$5,010
Raven’s share of SST earnings	195
Amortization of intangible assets	(477)

Balance at January 31, 2011	$4,728

In November 2009, the company purchased substantially all of the assets of Ranchview, Inc., a privately held Canadian corporation for $1,500 cash and contingent consideration valued at $2,310. Raven agreed to pay additional consideration on a quarterly basis of 6% on future sales of Ranchview products, up to a maximum payment of $4,000. Ranchview developed products that use cellular networks instead of the traditional radio systems that are typically used to deliver RTK (Real Time Kinematic) corrections to GPS enabled equipment. RTK corrections improve the accuracy of GPS equipment. The network can also be used to provide high-speed Internet access.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
The allocation of the purchase price is summarized below:

Goodwill	$2,734
Existing technology	900
Other intangibles	175

Total	$3,809

The goodwill associated with Ranchview is deductible for tax purposes. Purchased identifiable intangible assets are amortized on a straight-line basis over their respected useful lives. The estimated useful life is six years for existing technology and five to seven years for the remaining intangibles.
The results of operations of Ranchview for periods prior to the company’s acquisition were not material to the company’s Consolidated Statements of Income and, accordingly, pro forma results of operations have not been presented. This operation has been combined into the Applied Technology Division.
NOTE 6 GOODWILL AND OTHER INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill by reporting segment are shown below:

	Applied	Engineered	Electronic
	Technology	Films	Systems	Aerostar	Total
Balance at January 31, 2008	$5,909	$96	$433	$464	$6,902
Acquisition earn-outs	548	—	—	—	548

Balance at January 31, 2009	6,457	96	433	464	7,450
Acquired goodwill	2,734	—	—	—	2,734
Acquisition earn-outs	515	—	—	—	515

Balance at January 31, 2010	9,706	96	433	464	10,699
Acquisition earn-outs	78	—	—	—	78

Balance at January 31, 2011	$9,784	$96	$433	$464	$10,777

Intangible Assets
Estimated future amortization expense based on the current carrying value of amortizable intangible assets for fiscal periods 2012 through 2016 is $601, $245, $237, $200 and $133, respectively.
NOTE 7 EMPLOYEE RETIREMENT BENEFITS
The company has a 401(k) plan covering substantially all employees. Prior to January 1, 2010, the company contributed 3% of qualified payroll. Starting January 1, 2010, the company began matching employee contributions up to a maximum of 4% of pay. Raven’s contribution expense was $1,254, $1,085 and $1,158 for fiscal 2011, 2010 and 2009, respectively.
In addition, the company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no assets held for the plans and any obligations are covered through operating cash and investments. The accumulated benefit obligation for these benefits is shown below:

	For the years ended January 31
	2011	2010	2009
Benefit obligation at beginning of year	$5,512	$4,840	$5,447
Service cost	62	55	67
Interest cost	324	332	361
Actuarial (gain) loss and assumption changes	237	476	(847)

Total recognized in net and other comprehensive income	623	863	(419)

Retiree benefits paid	(166)	(191)	(188)

Benefit obligation at end of year	$5,969	$5,512	$4,840

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
The liability and expense reflected in the balance sheet and income statement were as follows:

	For the years ended January 31
	2011	2010	2009
Beginning liability balance	$5,512	$4,840	$5,447
Employer expense	552	515	654
Other comprehensive (income) loss	71	348	(1,073)

Total recognized in net and other comprehensive income	623	863	(419)

Retiree benefits paid	(166)	(191)	(188)

Ending liability balance	$5,969	$5,512	$4,840

Current portion in accrued liabilities	$212	$229	$203
Long-term portion in other liabilities	$5,757	$5,283	$4,637
Assumptions used:
Discount rate	5.75%	6.00%	7.00%
Wage inflation rate	4.00%	3.00%	3.00%
The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years.
The assumed health care cost trend rate for fiscal 2011 was 9.00% compared with 9.51% and 8.97% for fiscal 2010 and 2009. The impact of a one-percentage-point change in assumed health care rates would not be significant to the company’s income statement and would affect the ending liability balance by approximately $965. The rate to which the fiscal 2011 health care cost trend rate is assumed to decline is 5.00%, which is the ultimate trend rate. The fiscal year that the rate reaches the ultimate trend rate is expected to be fiscal 2025.
NOTE 8 WARRANTIES
Changes in the warranty accrual were as follows:

	As of January 31
	2011	2010	2009
Beginning balance	$1,259	$1,004	$684
Accrual for warranties	2,461	2,426	2,760
Settlements made (in cash or in kind)	(2,283)	(2,171)	(2,440)

Ending balance	$1,437	$1,259	$1,004

NOTE 9 INCOME TAXES
The reconciliation of income tax computed at the federal statutory rate to the company’s effective income tax rate was as follows:

	For the years ended January 31
	2011	2010	2009
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	1.3	1.3	1.5
Tax benefit on qualified production activities	(3.0)	(2.1)	(2.0)
Tax credit for research activities	(0.7)	(0.7)	(0.7)
Other, net	0.2	0.5	0.6

	32.8%	34.0%	34.4%

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Significant components of the company’s income tax provision were as follows:

	For the years ended January 31
	2011	2010	2009
Income taxes:
Currently payable	$19,322	$14,653	$15,915
Deferred	423	95	216

	$19,745	$14,748	$16,131

Deferred Tax Assets
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company’s deferred tax assets and liabilities were as follows:

	As of January 31
	2011	2010	2009
Current deferred tax assets:
Accounts receivable	$103	$103	$211
Inventories	463	344	408
Accrued vacation	1,008	857	840
Insurance obligations	485	553	489
Warranty obligations	503	441	352
Other accrued liabilities	171	173	242

	2,733	2,471	2,542

Non-current deferred tax assets (liabilities):
Postretirement benefits	2,014	1,849	1,623
Depreciation and amortization	(3,050)	(1,970)	(1,556)
Uncertain tax positions	1,426	1,180	969
Other	534	521	446

	924	1,580	1,482

Net deferred tax asset	$3,657	$4,051	$4,024

Pre-tax book income for the U.S. companies was $59,454 and was $772 for the Canadian subsidiary. As of January 31, 2011, undistributed earnings of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the company has not provided United States income taxes on such earnings.
Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31
	2011	2010	2009
Gross unrecognized tax benefits at beginning of year	$2,656	$2,269	$1,793
Increases in tax positions related to the current year	601	463	539
Decreases as a result of a lapse in applicable statute of limitations	(145)	(76)	(63)

Gross unrecognized tax benefits at end of year	$3,112	$2,656	$2,269

During the fiscal year ended January 31, 2011, the only change to uncertain tax positions related to prior years resulted from the lapse of a statute of limitations. The company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.
The total unrecognized tax benefits that, if recognized, would affect the company’s effective tax rate were $2,023, $1,727 and $1,475 as of January 31, 2011, January 31, 2010, and January 31, 2009, respectively.
The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2011, January 31, 2010 and January 31, 2009, accrued interest and penalties were $1,112, $857 and $630, respectively.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
The company files tax returns, including returns for its subsidiaries, with various federal, state and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2011, federal tax returns filed in the U.S., Canada and Switzerland for fiscal years ended January 31, 2008 — 2010 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2003 — 2010 remain subject to examination by state and local tax authorities.
NOTE 10 FINANCING ARRANGEMENTS
Raven has an uncollateralized credit agreement providing a line of credit of $8,000 with a maturity date of July 1, 2011, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1,342 have been issued under the line, primarily to support self-insured workers’ compensation bonding requirements. No borrowings were outstanding as of January 31, 2011, 2010 and 2009, and $6,658 was available at January 31, 2011. There have been no borrowings under the credit line in the last three fiscal years.
Wells Fargo Bank, N.A. provides Raven’s line of credit and holds the majority of its cash and cash equivalents. One member of the company’s board of directors is also on the board of directors of Wells Fargo & Co., the parent company of Wells Fargo Bank, N.A.
The company leases certain vehicles, equipment and facilities under operating leases. Total rent and lease expense was $546, $328 and $353 in fiscal 2011, 2010 and 2009, respectively. Future minimum lease payments under non-cancelable operating leases for fiscal periods 2012 to 2014 are $237, $80 and $38 respectively, with all leases scheduled to expire during fiscal 2014.
NOTE 11 SHARE-BASED COMPENSATION
At January 31, 2011, Raven had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31
	2011	2010	2009
Stock compensation cost	$1,179	$1,034	$1,028
Tax benefit	272	184	200
Compensation cost capitalized as part of inventory is not significant.
Stock Option and Compensation Plans
The 2010 Stock Incentive Plan is administered by the Personnel and Compensation Committee of the board of directors and allows for stock awards and incentive or non-qualified options with terms not to exceed 10 years. The 2000 Stock Option and Compensation Plan terminated in May 2010 and no further awards are available under the plan. The shareholders approved the 2010 Stock Incentive Plan pursuant to which 500 shares of common stock are reserved for grant of which 339 were remaining at January 31, 2011. There were no stock awards in fiscal 2011. Fiscal 2010 compensation cost included $144 of expense recognized as a result of a 4.8 share stock award. Fiscal 2009 compensation cost included $135 of expense recognized as a result of a 5.5 share stock award.
Options are granted with exercise prices not less than market value at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change in control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The company uses historical data to estimate option exercise and employee termination within the valuation model.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions by grant year:

	For the years ended January 31
	2011	2010	2009
Risk-free interest rate	1.46%	2.03%	1.64%
Expected dividend yield	1.49%	1.73%	2.12%
Expected volatility factor	49.33%	49.69%	46.32%
Expected option term (in years)	4.50	4.50	4.25

Weighted average grant date fair value	$15.70	$11.28	$8.08

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Outstanding stock options as of January 31, 2011 and activity for the year then ended are presented below:

				Weighted
				average
		Weighted		remaining
		average	Aggregate	contractual
	Number	exercise	intrinsic	term
	of options	price	value	(years)
Oustanding, January 31, 2010	397	$29.33
Granted	160	42.31
Exercised	(112)	30.03
Forfeited	—	24.51

Outstanding, January 31, 2011	445	$33.86	$5,953	3.30

Exercisable, January 31, 2011	160	$29.41	$2,850	2.04
The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1,102, $314 and $1,874 during the years ended January 31, 2011, 2010 and 2009, respectively. As of January 31, 2011, the total compensation cost for non-vested awards not yet recognized in the company’s statements of income was $3,016, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.83 years.
Deferred Stock Compensation Plan for Directors
The Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. is administered by the Governance Committee of the board of directors. Under the plan, a stock unit is the right to receive one share of the company’s common stock as deferred compensation, to be distributed from an account established by the company in the name of the non-employee director. Stock units have the same value as a share of common stock but cannot be sold. Stock units are a component of the company’s equity. The plan reserves 50 common shares for the conversion of stock units into common stock after directors retire from the board.
Stock units granted under this plan vest immediately and are expensed at the date of grant. Stock units are also accumulated if a director elects to defer the annual retainer paid for board service. When dividends are paid on the company’s common shares, stock units are added to the directors’ balances and a corresponding amount is removed from retained earnings. The intrinsic value of a stock unit is the fair value of the underlying shares.
Outstanding stock units as of January 31, 2011 and changes during the year then ended are presented below:

		Weighted
	Number	average
	of units	price
Oustanding, January 31, 2010	21	$28.58
Granted	4	34.96
Deferred retainers	1	34.96
Dividends	1	37.81
Converted into common shares	—	—

Outstanding, January 31, 2011	27	$47.24

NOTE 12 NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive. For fiscal 2011, 2010 and 2009, 128, 338 and 168 options, respectively, were excluded from the diluted net income per-share calculation.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Details of the computation are presented below:

	For the years ended January 31
	2011	2010	2009
Numerator:
Net income	$40,537	$28,574	$30,770

Denominator:
Weighted average common shares outstanding	18,042	18,021	18,031
Weighted average stock units outstanding	25	19	13

Denominator for basic calculation	18,067	18,040	18,044

Weighted average common shares outstanding	18,042	18,021	18,031
Weighted average stock units outstanding	25	19	13
Dilutive impact of stock options	43	3	36

Denominator for diluted calculation	18,110	18,043	18,080

Net income per share — basic	$2.24	$1.58	$1.71
Net income per share — diluted	$2.24	$1.58	$1.70
NOTE 13 BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION
The company’s reportable segments are defined by their common technologies, production processes and inventories. These segments reflect Raven’s organization into three Raven divisions and the Aerostar subsidiary. Raven Canada, Raven GmbH and Raven Australia are included in the Applied Technology Division. Substantially all of the company’s long-lived assets are located in the United States.
Applied Technology products are electronic and Global Positioning System (GPS) devices. They are used primarily on agricultural sprayers for precision farming applications. The segment has developed products for field location control, chemical injection and automated steering. Engineered Films produces rugged reinforced plastic sheeting for industrial, construction and agriculture applications. Aerostar sells high-altitude and tethered aerostats for government and commercial research and military parachutes. It produces uniforms and protective wear for U.S. government agencies as a subcontractor and also manufactures other sewn and sealed products on a contract basis. Electronic System’s capabilities are focused on electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Electronic Systems segment include avionics, communication, environmental controls and other products where high quality is critical.
The company measures the performance of its segments based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Other income, interest expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the company’s management reporting structure.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Business segment information is as follows:

	For the years ended January 31
	2011	2010	2009
APPLIED TECHNOLOGY DIVISION
Sales	$100,090	$86,217	$103,098
Operating income	31,135	25,722	33,884
Assets	52,669	51,029	48,881
Capital expenditures	1,769	941	2,674
Depreciation and amortization	2,238	1,677	1,383
ENGINEERED FILMS DIVISION
Sales	$105,838	$63,783	$89,858
Operating income	19,622 (b)	10,232	10,919
Assets	46,519	35,999	35,862
Capital expenditures	8,450	1,460	3,120
Depreciation and amortization	3,452	3,707	4,303
AEROSTAR DIVISION
Sales	$48,787	$27,244	$27,186
Operating income	9,407	5,634	4,219
Assets	18,140	10,462	8,744
Capital expenditures	2,190	332	383
Depreciation and amortization	757	398	444
ELECTRONIC SYSTEMS DIVISION
Sales	$65,852	$63,525	$61,983
Operating income	9,917	8,979	5,926
Assets	23,385	21,216	26,847
Capital expenditures	609	290	1,399
Depreciation and amortization	823	939	1,159
INTERSEGMENT ELIMINATIONS
Sales
Engineered Films Division	$(307)	$(210)	$(210)
Aerostar	(32)	(1)	(25)
Electronic Systems Division	(5,520)	(2,776)	(1,977)
Operating income	(94)	60	(52)
Assets	(186)	(92)	(152)
REPORTABLE SEGMENTS TOTAL
Sales	$314,708	$237,782	$279,913
Operating income	69,987 (b)	50,627	54,896
Assets	140,527	118,614	120,182
Capital expenditures	13,018	3,023	7,576
Depreciation and amortization	7,270	6,721	7,289
CORPORATE & OTHER(a)
Operating (loss) from administrative expenses	$(9,784)	$(7,407)	$(8,502)
Assets	47,233	51,695	24,233
Capital expenditures	954	279	425
Depreciation and amortization	361	387	469
TOTAL COMPANY
Sales	$314,708	$237,782	$279,913
Operating income	60,203 (b)	43,220	46,394
Assets	187,760	170,309	144,415
Capital expenditures	13,972	3,302	8,001
Depreciation and amortization	7,631	7,108	7,758

(a)	Assets are principally cash, investments, deferred taxes and other receivables.

(b)	Includes a $451 pre-tax gain on disposition of assets.

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Sales to a customer of the Electronic Systems segment accounted for 13%, 16% and 13% of consolidated sales in fiscal 2011, 2010 and 2009, respectively, and 11%, 13% and 18% of consolidated accounts receivable at the end of fiscal 2011, 2010 and 2009, respectively.
The table below provides a summary of net sales by principal product categories:

	For the years ended January 31
	2011	2010	2009
Pit lining and geomembrane films	$55,048	$26,834	$40,205
Other plastic films	50,483	36,739	49,443
Agricultural precision control devices and accessories	98,402	83,236	99,428
Electronics manufacturing services	60,333	60,749	60,006
Tethered aerostats	22,423	3,048	265
Parachute-related products	12,816	10,298	8,660
Uniforms and protective wear	4,559	5,434	9,976
Other	10,644	11,444	11,930

Total sales	$314,708	$237,782	$279,913

Foreign sales are attributed to product delivered to non-U.S. locations. Sales to countries outside the United States, primarily to Canada, were as follows:

	For the years ended January 31
	2011	2010	2009
Applied Technology	$21,349	$17,140	$18,847
Engineered Films	2,200	1,383	2,034
Aerostar	427	1,219	1,004
Electronic Systems	693	495	568

Total foreign sales	$24,669	$20,237	$22,453

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of January 31, 2011, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of January 31, 2011.
Management’s Report on Internal Control Over Financial Reporting
Management’s annual report on internal control over financial reporting and the report of the company’s independent registered public accounting firm appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.
Changes in Internal Control Over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2011, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to the sections entitled “Election of Directors,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders.
Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers” .
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the sections entitled “Executive Compensation” and “Non-management Director Compensation” within the company’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders.
The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to the section entitled “Equity Compensation Plan Information” contained in the company’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the sections entitled “Board of Directors and Committees” and “Corporate Governance” contained in the company’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2011 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
Financial Statements
See PART II, Item 8.
Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
Exhibits
See index to Exhibits on the following page.

Exhibit
Number	Description

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc. *

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of February 1, 2009 (incorporated by reference to Exhibit 10.1 of the company’s Form 8-K filed February 1, 2009). †

10(b)	Employment Agreement between Raven Industries, Inc. and David R. Bair dated as of February 1, 2004. † ***

10(c)	Employment Agreement between Raven Industries, Inc. and James D. Groninger dated as of February 1, 2004. † ***

10(d)	Employment Agreement between Raven Industries, Inc. and Lon E. Stroschein dated as of October 1, 2010 (Incorporated by reference to Exhibit 10.1 to the company’s 8-K filed October 1, 2010) †

10(e)	Employment Agreement between Raven Industries, Inc. and Ronald M. Moquist dated as of February 1, 2004. † **

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004. † **

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Executive Officers: Ronald M. Moquist, Thomas Iacarella, and Daniel A. Rykhus. †

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004. † **

10(i)	Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees:
Ronald M. Moquist, Thomas Iacarella, Daniel A. Rykhus, David R. Bair, James D. Groninger and Barbara K. Ohme dated as of January 31, 2008 (incorporated by reference to Exhibit 10.1 of the company’s 8-K filed December 17, 2007). †

10(j)	Trust Agreement between Raven Industries, Inc. and Norwest Bank South Dakota, N.A. dated April 26, 1989. *

10(k)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company’s definitive Proxy Statement filed April 19, 2000).†

10(l)	Raven Industries, Inc. 2010 Stock Incentive Plan adopted May 25, 2010 (incorporated by reference to Exhibit A of the company’s definitive Proxy Statement filed April 14, 2010).†

10(m)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated by reference to Exhibit 10.1 to the company’s 8-K filed May 24, 2007). †

10(n)	Change in Control Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.3 to the company’s 8-K filed February 2, 2010). †

10(o)	Employment Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.1 to the company’s 8-K filed February 2, 2010). †

10(p)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Managers:
David R. Bair, Matthew T. Burkhart, James D. Groninger, Lon E. Stroschein and Barbara K. Ohme. †

10(q)	Change in Control Agreement between Raven Industries, Inc. and Lon E. Stroschein dated October 1, 2010 (incorporated by reference to Exhibit 10.3 to the company’s 8-K filed October 1, 2010).

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

†	Management contract or compensatory plan or arrangement.

*	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 1989.

**	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2004.

***	Incorporated by reference to corresponding Exhibit Number of the company’s Form 10-K for the year ended January 31, 2007.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC. (Registrant)
By:	/s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. RYKHUS	/s/ MARK E. GRIFFIN

Daniel A. Rykhus President and Chief Executive Officer (principal executive officer) and Director	Mark E. Griffin Director

/s/ THOMAS IACARELLA	/s/ CONRAD J. HOIGAARD

Thomas Iacarella Vice President and Chief Financial Officer (principal financial and accounting officer)	Conrad J. Hoigaard Director

/s/ THOMAS S. EVERIST	/s/ KEVIN T. KIRBY

Thomas S. Everist Chairman of the Board	Kevin T. Kirby Director

/s/ ANTHONY W. BOUR	/s/ CYNTHIA H. MILLIGAN

Anthony W. Bour Director	Cynthia H. Milligan Director

/s/ DAVID A. CHRISTENSEN David A. Christensen Director	Date: March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Shareholders of Raven Industries, Inc.:
Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 31 2011, appearing elsewhere in this Annual Report on Form 10-K of Raven Industries, Inc. also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 31, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
for the years ended January 31, 2011, 2010 and 2009
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged to	Deductions
	Beginning	Costs and	Other	From	Balance at
Description	of Year	Expenses	Accounts	Reserves (1)	End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2011	$297	$(1)	None	$(4)	$300
Year ended January 31, 2010	$613	$(183)	None	$133	$297
Year ended January 31, 2009	$293	$629	None	$309	$613
Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.