Form 10-Q
period 2011-04-30
RAVEN INDUSTRIES INC
filed 2011-06-03
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 27, 2011 there were 18,079,656 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per-share data)	April 30, 2011	January 31, 2011	April 30, 2010
ASSETS
Current Assets
Cash and cash equivalents	$42,125	$37,563	$46,972
Short-term investments	500	1,000	2,500
Accounts receivable, net of allowances of $302, $300, and $300, respectively	50,542	39,967	43,946
Inventories:
Materials	31,636	30,261	24,845
In process	5,986	5,424	6,397
Finished goods	7,916	7,994	6,304
Total inventories	45,538	43,679	37,546
Deferred income taxes	2,878	2,733	2,663
Prepaid expenses and other current assets	3,113	3,239	3,642
Total current assets	144,696	128,181	137,269

Property, plant and equipment	104,564	102,080	89,416
Accumulated depreciation	(62,155)	(60,558)	(56,369)
Property, plant and equipment, net	42,409	41,522	33,047
Goodwill	10,777	10,777	10,777
Amortizable intangible assets, net	1,700	1,585	2,039
Other assets, net	4,653	5,695	6,989

TOTAL ASSETS	$204,235	$187,760	$190,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,447	$16,715	$14,450
Accrued liabilities	11,782	14,643	11,693
Taxes — accrued and withheld	6,713	1,453	7,940
Customer advances	1,320	1,524	1,024
Total current liabilities	37,262	34,335	35,107

Other liabilities	12,637	12,211	11,378
Total liabilities	49,899	46,546	46,485

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000; issued 32,528, 32,511 and 32,478, respectively	32,528	32,511	32,478
Paid in capital	7,540	7,060	5,808
Retained earnings	168,582	156,125	159,789
Accumulated other comprehensive income (loss)	(952)	(1,120)	(1,077)
Less treasury stock, at cost, 14,449 shares	(53,362)	(53,362)	(53,362)
Total shareholders’ equity	154,336	141,214	143,636

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$204,235	$187,760	$190,121
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
(in thousands, except per-share data)	April 30, 2011	April 30, 2010
Net sales	$101,541	$85,030
Cost of sales	68,605	57,859
Gross profit	32,936	27,171

Research and development expenses	2,243	2,126
Selling, general and administrative expenses	7,160	5,540
Operating income	23,533	19,505

Other income (expense), net	(13)	52
Income before income taxes	23,520	19,557

Income taxes	7,804	6,612

Net income	$15,716	$12,945

Net income per common share:
Basic	$0.87	$0.72
Diluted	$0.86	$0.72

Cash dividends paid per common share	$0.18	$0.16
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(in thousands)	April 30, 2011	April 30, 2010
OPERATING ACTIVITIES:
Net income	$15,716	$12,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,985	1,738
Change in fair value of acquisition-related contingent consideration	31	160
Deferred income taxes	845	(590)
Share-based compensation expense	392	201
Change in operating assets and liabilities:
Accounts receivable	(10,468)	(9,482)
Inventories	(1,833)	(3,058)
Prepaid expenses and other assets	(1,117)	(925)
Operating liabilities	5,463	9,458
Other operating activities, net	(6)	(111)
Net cash provided by operating activities	11,008	10,336
INVESTING ACTIVITIES:
Capital expenditures	(3,585)	(1,585)
Purchase of short-term investments	—	(500)
Sale of short-term investments	500	1,000
Payments related to business acquisitions	(8)	(148)
Other investing activities, net	(264)	54
Net cash used in investing activities	(3,357)	(1,179)
FINANCING ACTIVITIES:
Dividends paid	(3,254)	(2,885)
Other financing activities, net	100	—
Net cash used in financing activities	(3,154)	(2,885)
Effect of exchange rate changes on cash	65	16
Net increase in cash and cash equivalents	4,562	6,288
Cash and cash equivalents:
Beginning of period	37,563	40,684
End of period	$42,125	$46,972
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per-share amounts)

(1) Basis of Presentation
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2011 is not necessarily indicative of the results that may be expected for the year ending January 31, 2012. The January 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2011.

(2)  Summary of Significant Accounting Policies

There have been no material changes to the company's significant accounting policies as compared to the significant accounting policies described in the company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011. Additionally, there were no new accounting standards issued or effective during the three months ended April 30, 2011 that had or are expected to have a material impact on the company's consolidated results of operations, financial condition, or cash flows.

(3) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive. For the three-month periods ended April 30, 2011 and April 30, 2010, 136 and 224 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended
	April 30, 2011	April 30, 2010
Numerator:
Net income	$15,716	$12,945

Denominator:
Weighted average common shares outstanding	18,075	18,030
Weighted average stock units outstanding	27	21
Denominator for basic calculation	18,102	18,051

Weighted average common shares outstanding	18,075	18,030
Weighted average stock units outstanding	27	21
Dilutive impact of stock options	110	7
Denominator for diluted calculation	18,212	18,058

Net income per share — basic	$0.87	$0.72
Net income per share — diluted	$0.86	$0.72

(4)  Segment Reporting
The company has four business segments: Applied Technology Division, Engineered Films Division, Aerostar Division and

Electronic Systems Division which are defined by their common technologies, production processes and inventories. Applied Technology has precision agriculture representatives on location in key geographic areas, including Canada, Europe, Ukraine and Australia. The company measures the performance of its segments based on their operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments. Segment information is reported consistent with the company’s management reporting structure.
Intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment results are as follows:

	Three Months Ended
	April 30, 2011	April 30, 2010
Net sales
Applied Technology	$39,125	$32,925
Engineered Films	30,091	25,633
Aerostar	15,139	11,693
Electronic Systems	19,477	16,288
Intersegment eliminations	(2,291)	(1,509)
Consolidated net sales	$101,541	$85,030

Operating income (loss)
Applied Technology	$15,074	$12,403
Engineered Films	4,129	4,127
Aerostar	4,062	2,164
Electronic Systems	3,412	3,124
Intersegment eliminations	12	(49)
Total reportable segment income	26,689	21,769
Administrative and general expenses	(3,156)	(2,264)
Consolidated operating income	$23,533	$19,505

(5) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8,000 with a maturity date of July 1, 2011, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1,342 have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of April 30, 2011, January 31, 2011 or April 30, 2010, and $6,658 was available at April 30, 2011.

(6) Dividends
The company announced on May 24, 2011, that its board of directors approved a quarterly cash dividend of 18 cents per share, payable July 15, 2011, to shareholders of record on June 30, 2011.

(7) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income.

The components of total comprehensive income follow:

	Three Months Ended
	April 30, 2011	April 30, 2010

Net income	$15,716	$12,945
Other comprehensive income:
Foreign currency translation	139	97
Amortization of postretirement benefit plan actuarial losses, net of income tax of $15	29	27
Total other comprehensive income	168	124
Total comprehensive income	$15,884	$13,069

(8) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2011	April 30, 2010
Service cost	$30	$15
Interest cost	84	81
Amortization of actuarial losses	32	42
Net periodic benefit cost	$146	$138

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2011	April 30, 2010
Balance, beginning of period	$1,437	$1,259
Accrual for warranties	807	734
Settlements made (in cash or in kind)	(613)	(380)
Balance, end of period	$1,631	$1,613

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the company's consolidated financial statements for the three months ended April 30, 2011 and April 30, 2010, as well as the company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the company's Form 10-K for the year ended January 31, 2011.

EXECUTIVE OVERVIEW

Raven, which began operations in 1956 as a manufacturer of high-altitude balloons, is a diversified provider of specialized products and services for the industrial, agricultural, energy, construction and military/aerospace markets.

The company is comprised of unique operating units, classified into four reportable segments: Applied Technology, Engineered Films, Aerostar and Electronic Systems. While each segment has distinct characteristics, the products, services and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business.

Applied Technology produces precision agriculture products and information management tools to reduce costs and improve farm yields. Products include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring and planter controls and an integrated information platform.

Engineered Films is a leading manufacturer and supplier of high-quality flexible films and sheeting for custom applications in energy, industrial, environmental, construction and agricultural markets throughout the United States and abroad. Products include pit liners used in the oil and gas drilling process, high performance in-wall and under concrete slab moisture and vapor retarders, weather resistive barriers used for construction, silage covers that reduce the amount of spoilage in cattle feed and textured reinforced geomembranes.

Aerostar designs and fabricates lighter-than-air solutions (i.e. aerostats, airships, and high-altitude research balloons) for customers such as NASA and the Department of Defense and manufactures parachutes and protective wear for the U.S. military.

Electronic Systems is a total solution provider of contract electronic manufacturing services to a select base of customers in the industrial controls and instrumentation, aerospace/aviation and communication industries.

Seasonality
The Applied Technology segment is predominately focused on the agricultural market and quarterly financial results have typically been impacted by the inherent seasonality of this market. Historically, Applied Technology's first quarter results are the strongest and the second quarter the weakest.

Vision and Strategy
The company's vision is to advance its leadership positions in niche markets through the development of innovative solutions to address the needs of customers and help solve global challenges in the areas of hunger, safety, peace and stability.

The company's primary strategy to achieve this vision is the maintenance of a diversified, but integrated portfolio of industrial manufacturing businesses. Diversification has enabled the company to consistently generate cash, achieve profitability and maintain financial strength by limiting the impact of market disruptions and facilitating growth in both strong and weak economic cycles. Additionally, the company continues to achieve increased geographic, product and market diversification.

The company's overall approach to creating value, which is employed consistently across the four unique operating units, is summarized as follows -

•	Seek to expand in niche markets that have strong prospects for growth and above-average profit margins.

•	Elevate customer service by leveraging innovation, speed and dedicated engineering support to solve the customer's problem.

•
Reinvest cash generated from operations to fuel growth. Capital is allocated aggressively when the prospects are high for above-average, risk-adjusted returns on capital. When the company accumulates cash in excess of investment opportunities for above-average, risk-adjusted returns, it will be returned to shareholders in the form of special dividends or stock buy backs.

•	Continue to increase the quarterly dividend annually.

Results of Operations (Q1 fiscal 2012 versus Q1 fiscal 2011)
Consolidated financial highlights for the first quarter of fiscal 2012 and fiscal 2011 include the following:

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2011	April 30, 2010	% Change
Net sales	$101,541	$85,030	19%
Gross profit	32,936	27,171	21%
Gross margins(a)	32.4%	32.0%
Operating income	$23,533	$19,505	21%
Operating margins	23.2%	22.9%
Net income	$15,716	$12,945	21%
Diluted earnings per share	$0.86	$0.72

Operating cash flow	11,008	10,336	7%
Cash dividends	3,254	2,885	13%

(a)
The company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the company operates.

The company achieved record quarterly sales and profitability in the first quarter of fiscal 2012. The solid financial results were driven primarily by market share gains, operating efficiencies and solid returns on capital investments.

Double digit year-over-year sales growth in all four segments resulted in a 19% increase in consolidated net sales. The 21% rise in operating income was driven by Applied Technology and Aerostar as higher sales and strong operating leverage drove profitability. Engineered Films operating margins were negatively impacted by volatile material costs and competitive pricing pressures. Electronic Systems product mix had an unfavorable impact on first quarter operating margins.

Applied Technology
Fiscal 2012 first quarter net sales of $39.1 million grew $6.2 million (19%) and operating income of $15.1 million increased $2.7 million (22%) reflecting strong sales of application controls (i.e. control systems, flow meters, valves), field computers and boom controls. Applied Technology benefited from healthy agricultural fundamentals, capitalizing on strong brand recognition, industry leading service and greater acceptance of precision agriculture as a means of controlling input costs. International sales growth outpaced domestic growth for the first three months of fiscal 2012 as compared with one year ago.

Engineered Films
Fiscal 2012 first quarter net sales of $30.1 million increased $4.5 million (17%) and operating income of $4.1 million was flat. Increased demand for pit liners was driven by intensified drilling for oil and natural gas. Strong deliveries of agriculture films such as FeedFresh™ silage covers reflect broader appreciation of the value-added benefits of this highly engineered film.

Aerostar
Fiscal 2012 first quarter net sales of $15.1 million increased $3.4 million (29%) and operating income of $4.1 million increased $1.9 million (88%). Increased sales volume of T-11 Army parachutes was partially offset by a decrease in tethered aerostat deliveries due to government funding delays. Parachute manufacturing efficiencies led to profit margin expansion.

Electronic Systems
Fiscal 2012 first quarter net sales of $19.5 million increased $3.2 million (20%) and operating income of $3.4 million increased $0.3 million (9%). Higher sales of printed circuit board assemblies for the aviation industry and intercompany shipments to Applied Technology were offset by weaker sales of secure communication devices. Profit margins fell as a result of a less favorable product mix.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS (Q1 fiscal 2012 versus Q1 fiscal 2011)

Applied Technology
Applied Technology provides precision agriculture products and information management tools to reduce costs and improve farm yields.

	Three Months Ended
(dollars in thousands)	April 30, 2011	April 30, 2010	$ Change	% Change
Net sales	$39,125	$32,925	$6,200	19%
Gross profit	18,931	15,956	2,975	19%
Gross margins	48.4%	48.5%
Operating income	15,074	12,403	2,671	22%
Operating margins	38.5%	37.7%

The following factors were the primary drivers of the year-over-year growth in net sales and operating income:

•
Market conditions. Global market fundamentals are healthy as population and income growth in emerging economies have increased demand for food, and natural disasters and adverse weather conditions have restricted supplies, resulting in higher crop prices and wider acceptance of precision agriculture as a sound investment for maximizing yields and controlling input costs

•	Sales volume and selling prices. The increase in sales was driven by higher sales volume as selling prices reflected only a modest increase year-over-year.

•
International sales. Net sales outside the U.S. accounted for 28% of segment sales in the first quarter of fiscal 2012 versus 24% in the first quarter of fiscal 2011. International sales of $11.0 million rose $2.9 million (36%) year-over-year as economic growth and strong farm fundamentals drove strong overall demand in South America and Eastern Europe.

•
Gross margins. Sequentially, gross margins improved from 43.4% for the three-months ended January 31, 2011 to 48.4% for the three-months ended April 30, 2011, reflecting the seasonal impact of higher sales and operating leverage on profitability. Year-over-year comparative gross margins were flat.

•
Operating expenses. First quarter operating expenses decreased to 9.9% of sales from 10.8% in the prior year first quarter as research and development expenses decreased from 3.8% of sales in the first quarter of fiscal 2012 compared to 4.8% in the first quarter of fiscal 2011.

Engineered Films
Engineered Films produces high-quality flexible film for applications in energy, construction, agriculture, water and environmental safety.

	Three Months Ended
(dollars in thousands)	April 30, 2011	April 30, 2010	$ Change	% Change
Net sales	$30,091	$25,633	$4,458	17%
Gross profit	5,239	5,000	239	5%
Gross margins	17.4%	19.5%
Operating income	4,129	4,127	2	—%
Operating margins	13.7%	16.1%

The following factors were the primary drivers of the year-over-year changes in net sales and operating income:

•
Market conditions. Engineered Films’ primary end markets—energy, geomembrane, industrial, agriculture and construction—continued to rebounded from recessionary levels. Worldwide economic growth continues to support oil and natural gas prices, related drilling activity and demand for pit liners. The construction market, excluding disaster films, continued to rebound from recessionary levels and the agriculture market was supported by strong fundamentals.

•
Sales volume and selling prices. Selling prices were up roughly 12% reflecting higher input costs. Sales volume, as measured by pounds shipped, increased 5%. The increase in sales volume was fueled by energy market demand for pit liners and to a lesser extent demand for agriculture and construction films. The year ago quarter included $1.5 million of disaster film shipments to Haiti to support earthquake relief efforts.

•
Margin decline. Operating margins were unfavorably impacted by increased overhead spending, higher material costs and competitive pricing pressure. Consequently, increases in production costs outpaced increases in selling prices.

•
Operating expenses. First quarter operating expenses were 3.7% of sales in fiscal 2012 versus 3.4% in fiscal 2011 due to higher research and development expenses to support expansion efforts in engineering and new product development.

Aerostar
Aerostar provides solutions for scientific and military operations, research, surveillance and communications using specialized fabrics and films.

	Three Months Ended
(dollars in thousands)	April 30, 2011	April 30, 2010	$ Change	% Change
Net sales	$15,139	$11,693	$3,446	29%
Gross profit	5,000	2,820	2,180	77%
Gross margins	33.0%	24.1%
Operating income	4,062	2,164	1,898	88%
Operating margins	26.8%	18.5%

The following factors were the primary drivers of the year-over-year growth in net sales and operating income:

•
Sales volumes. Increased T-11 parachute deliveries drove the increase in sales. The first quarter of fiscal 2011 included the initial T-11 shipments which ramped up to full production levels in the second half of fiscal 2011 and continued through the first quarter of fiscal 2012. Tethered aerostat sales declined from $8.2 million to $7.3 million.

•
Gross margin improvement. Manufacturing efficiencies drove the improvement in fiscal 2012 first quarter gross margins as fiscal 2011 first quarter margins were unfavorably impacted by T-11 parachute start-up costs.

•
Operating expenses. Operating expenses increased to 6.2% of sales from 5.6% in the first quarter of fiscal 2011, primarily reflecting increased selling expense to support the tethered aerostat business.

Electronic Systems
Electronic Systems provides contract electronic manufacturing services, primarily for low volume/high mix industrial products.

	Three Months Ended
(dollars in thousands)	April 30, 2011	April 30, 2010	$ Change	% Change
Net sales	$19,477	$16,288	$3,189	20%
Gross profit	3,754	3,444	310	9%
Gross margins	19.3%	21.1%
Operating income	3,412	3,124	288	9%
Operating margins	17.5%	19.2%

The following factors were the primary drivers of the year-over-year growth in net sales and operating income:

•
Sales volume. First quarter sales growth reflects increased deliveries of avionics, bed controls and additional sourcing of assemblies to the Applied Technology Division partially offset by weaker deliveries of circuit boards for secure communication devices.

•	Gross margins. Higher sales volume resulted in increased profits; however, gross margins fell as a result of a less favorable product mix.

•	Operating expenses. Operating expenses were relatively unchanged.
Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2011	April 30, 2010
Administrative expenses	$3,156	$2,264
Administrative expenses as a % of sales	3.1%	2.7%
Other income (expense), net	$(13)	$52
Effective tax rate	33.2%	33.8%

First quarter administrative expenses increased 39% from the prior year as a result of investments in additional finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure.
“Other income (expense), net” consists mainly of interest income, foreign currency transaction gain and activity related to the company's equity investment in SST. The decrease from the prior year is primarily attributable to year-over-year variability in SST results-to-date.
The effective tax rate for the first quarter of fiscal 2012 was favorably affected by tax benefits associated with the U.S. research and development tax credit. The credit was not available in the first quarter of fiscal 2011, but was renewed in December 2010.

OUTLOOK
Management anticipates a record year of sales and earnings. Net income growth in line with the company's long-term objectives of 12 - 15% is expected. Sales are forecasted to grow at a higher rate relative to income as investment spending for research and development, capacity, capabilities and human capital will temper profitability in the near-term.

Applied Technology
Management expects strong sales growth to continue amid strong demand for farm equipment. Strong global demand for agriculture commodities is expected to support higher crop prices and boost farm receipts and investment in farm equipment.

Management will continue to make significant investments in product development and global expansion and is committed to building on prior year investments in SST and Ranchview. The development of an industry-leading decision-support system helps position Applied Technology as a premier total precision solutions provider (GPS steering devices, planting and spraying controls, data collection, transmission, storage and analysis). Applied Technology's strategy of integrate, inform and innovate along with strong brand recognition, ease of use, product localization and industry leading service creates strong growth opportunities. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment supporting management's outlook for annual profit growth in line with increased sales.

Engineered Films
Management anticipates double-digit annual sales growth driven by increased capacity and capabilities and favorable market conditions. Rising crude oil prices continue to drive oil and gas drilling activities and increased demand for pit liners. The impact of transient factors—such as civil unrest in oil-producing countries and speculation—on the price of crude oil is uncertain. The construction industry continues to show gradual improvement, reflecting improved credit flow and less economic uncertainty.

The addition of new extrusion equipment in the second half of fiscal 2012 is expected to increase annual capacity by 25-30%. This equipment will improve sales opportunities by adding both new capacity and capabilities to this segment. Additional depreciation and new product introduction costs will partially offset the positive impact of the higher pounds produced until new extrusion capacity is fully utilized. This ramp-up period has typically taken 2-3 years, depending on market conditions.

In addition, profit margins are highly dependent on the ratio of selling prices to input costs. The selling price of blown films is largely driven by competitive pricing pressure, capacity utilization and market dynamics—supply and demand. Plastic resin—a derivative of natural gas and oil—is the primary component of extruded films. Management expects annual operating income growth but at a lower rate than the anticipated sales growth due to competitive pricing pressure and increased investment spending for research, capacity and capabilities.

Aerostar
Management projects strong sales growth for the first half of fiscal 2012. Tethered aerostat systems deployed in Afghanistan have promoted the safety of U.S. troops by successfully providing continuous wide-area surveillance of insurgents. Management is optimistic about new opportunities in tethered aerostats and anticipates follow-on opportunities to provide cost-effective persistent surveillance for the military. As in this past year, deliveries could vary significantly by quarter as follow-on orders are dependent on the government funding process. Management also sees opportunities for growth under existing government contracts for military parachutes and new contracts for protective wear. The engineering knowledge and manufacturing technology gained from these relationships along with expertise in sewing and sealing specialty fabrics will help solidify Aerostar's competitive advantage. Increased investment spending is expected to temper operating income growth relative to top-line growth.

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

Management anticipates an additional customer in fiscal 2012, but believes this growth will be offset by lower avionics sales. The mid- to long-term growth strategy is predicated on the development of proprietary products, expansion of the customer base and continued in-sourcing of assemblies for Raven's other divisions. Electronic Systems Division results for the remainder of fiscal 2012 are expected to be roughly flat as compared with fiscal 2011.

LIQUIDITY AND CAPITAL RESOURCES

The company's liquidity and capital resources are strong. Management focuses on the current cash balance and operating cash flows in considering liquidity as operating cash flows have historically been the company's primary source of liquidity. Management expects that current cash combined with the generation of positive operating cash flows will be sufficient to fund the company's operating, investing and financing activities.

The company's cash needs are seasonal, with working capital demands strongest in the first quarter. Consequently, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

Cash, cash equivalents, and short-term investments totaled $42.6 million at April 30, 2011, a $4.1 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2011 of $38.6 million. The comparable balances one year earlier totaled $49.5 million. Raven paid a $22.5 million special dividend in September 2010.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation and income taxes. Management evaluates working capital levels through the computation of days sales outstanding (“DSO”) and inventory turnover. DSO is a measure of the company's efficiency in enforcing its credit policy. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.

Cash provided by operating activities was $11.0 million in the first quarter of fiscal 2012 versus $10.3 million in the first quarter of fiscal 2011. The increase in quarterly operating cash flows primarily reflects higher company earnings.

Inventory and accounts receivable consumed $12.3 million of cash in the first quarter of fiscal 2012 versus $12.5 million in the first quarter of fiscal 2011. The company continues to focus on disciplined inventory management (trailing 12-month inventory turnover of 5.7X at April 30, 2011 versus 5.6X at April 30, 2010) and efficient cash collections (trailing 12-month DSO of 49 days at April 30, 2011 and April 30, 2010). Year-over-year variability in accrued liabilities consumed $2.9 million in the first quarter of fiscal 2012 versus cash generated of $582,000 in the first quarter of fiscal 2011 as a result of the payout of fiscal 2011 profit sharing and incentive compensation accruals in the first quarter of fiscal 2012.

Investing Activities
Cash used in investing activities totaled $3.4 million in the first quarter of fiscal 2012 versus $1.2 million in the first quarter of fiscal 2011, reflecting a $2.0 million increase in capital expenditures.

Management anticipates record capital spending in fiscal 2012—in the $30 million range—as management sees opportunities to earn attractive returns on invested capital through organic investments. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Dividends of $3.3 million or 18 cents per share were paid during the current quarter compared to $2.9 million or 16 cents per share in the year ago quarter. The 18 cents per share dividend represents the company's 25th consecutive increase in the annual dividend (excluding special dividends).

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2011.

NEW ACCOUNTING STANDARDS

There were no new accounting standards issued or effective during the three months ended April 30, 2011 that had or are expected to have a material impact on the company's consolidated results of operations, financial condition, or cash flows.

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
The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “other income (expense), net” in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of April 30, 2011, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of April 30, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. Risk Factors: No material change.

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Reserved

Item 5. Other Information: None

Item 6. Exhibits Filed:

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.
31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.
32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act.
32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extenstion Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
_______________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: June 3, 2011