Form 10-Q
period 2011-07-31
RAVEN INDUSTRIES INC
filed 2011-09-02
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 31, 2011 there were 18,092,240 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per-share data)	July 31, 2011	January 31, 2011	July 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$46,978	$37,563	$51,115
Short-term investments	—	1,000	2,500
Accounts receivable, net of allowances of $262, $300 and $299, respectively	43,248	39,967	34,670
Inventories:
Materials	34,782	30,261	29,453
In process	7,687	5,424	8,387
Finished goods	7,780	7,994	7,352
Total inventories	50,249	43,679	45,192
Deferred income taxes	2,804	2,733	2,725
Prepaid expenses and other current assets	2,937	3,239	3,295
Total current assets	146,216	128,181	139,497

Property, plant and equipment	111,518	102,080	91,702
Accumulated depreciation	(63,507)	(60,558)	(57,799)
Property, plant and equipment, net	48,011	41,522	33,903
Goodwill	10,777	10,777	10,777
Amortizable intangible assets, net	1,816	1,585	1,887
Other assets, net	4,508	5,695	6,933

TOTAL ASSETS	$211,328	$187,760	$192,997

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,825	$16,715	$14,842
Accrued liabilities	12,643	14,643	12,748
Taxes — accrued and withheld	2,244	1,453	1,449
Customer advances	2,258	1,524	3,034
Total current liabilities	33,970	34,335	32,073

Other liabilities	13,229	12,211	11,512
Total liabilities	47,199	46,546	43,585

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000; issued 32,539, 32,511 and 32,487, respectively	32,539	32,511	32,487
Paid in capital	8,088	7,060	6,134
Retained earnings	177,783	156,125	165,252
Accumulated other comprehensive loss	(919)	(1,120)	(1,099)
Less treasury stock, at cost, 14,449 shares	(53,362)	(53,362)	(53,362)
Total shareholders’ equity	164,129	141,214	149,412

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$211,328	$187,760	$192,997
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(in thousands, except per-share data)	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Net sales	$90,344	$73,174	$191,885	$158,204
Cost of sales	62,214	52,785	130,819	110,644
Gross profit	28,130	20,389	61,066	47,560

Research and development expenses	2,374	1,956	4,617	4,082
Selling, general and administrative expenses	7,082	5,810	14,242	11,350
Operating income	18,674	12,623	42,207	32,128

Other income (expense), net	(76)	(94)	(89)	(42)
Income before income taxes	18,598	12,529	42,118	32,086

Income taxes	6,137	4,176	13,941	10,788

Net income	$12,461	$8,353	$28,177	$21,298

Net income per common share:
Basic	$0.69	$0.46	$1.56	$1.18
Diluted	$0.68	$0.46	$1.55	$1.18

Cash dividends paid per common share	$0.18	$0.16	$0.36	$0.32
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(in thousands)	July 31, 2011	July 31, 2010
OPERATING ACTIVITIES:
Net income	$28,177	$21,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,159	3,594
Change in fair value of acquisition-related contingent consideration	(93)	352
Deferred income taxes	1,352	(753)
Share-based compensation expense	984	567
Change in operating assets and liabilities:
Accounts receivable	(3,192)	(280)
Inventories	(6,546)	(10,712)
Prepaid expenses and other assets	(932)	(594)
Operating liabilities	2,427	6,464
Other operating activities, net	(73)	(120)
Net cash provided by operating activities	26,263	19,816
INVESTING ACTIVITIES:
Capital expenditures	(11,000)	(3,774)
Purchase of short-term investments	—	(1,700)
Sale of short-term investments	1,000	2,200
Payments related to business acquisitions	(52)	(383)
Other investing activities, net	(449)	75
Net cash used in investing activities	(10,501)	(3,582)
FINANCING ACTIVITIES:
Dividends paid	(6,509)	(5,771)
Other financing activities, net	62	(36)
Net cash used in financing activities	(6,447)	(5,807)
Effect of exchange rate changes on cash	100	4
Net increase in cash and cash equivalents	9,415	10,431
Cash and cash equivalents:
Beginning of period	37,563	40,684
End of period	$46,978	$51,115
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per-share amounts)

(1) Basis of Presentation
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and six-month periods ended July 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. The January 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2011.

(2)  Summary of Significant Accounting Policies

There have been no material changes to the company's significant accounting policies as compared to the significant accounting policies described in the company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

(3) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive. For the three and six-month periods ended July 31, 2011 and July 31, 2010, 136 and 155 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Numerator:
Net income	$12,461	$8,353	$28,177	$21,298

Denominator:
Weighted average common shares outstanding	18,083	18,037	18,079	18,033
Weighted average stock units outstanding	29	26	28	24
Denominator for basic calculation	18,112	18,063	18,107	18,057

Weighted average common shares outstanding	18,083	18,037	18,079	18,033
Weighted average stock units outstanding	29	26	28	24
Dilutive impact of stock options	103	33	107	22
Denominator for diluted calculation	18,215	18,096	18,214	18,079

Net income per share — basic	$0.69	$0.46	$1.56	$1.18
Net income per share — diluted	$0.68	$0.46	$1.55	$1.18

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
Intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Net sales
Applied Technology	$32,269	$20,966	$71,394	$53,891
Engineered Films	32,459	26,120	62,550	51,753
Aerostar	10,861	9,195	26,000	20,888
Electronic Systems	16,530	18,067	36,007	34,355
Intersegment eliminations	(1,775)	(1,174)	(4,066)	(2,683)
Consolidated net sales	$90,344	$73,174	$191,885	$158,204

Operating income (loss)
Applied Technology	$12,118	$5,518	$27,192	$17,921
Engineered Films	5,284	5,543	9,413	9,670
Aerostar	2,184	1,345	6,246	3,509
Electronic Systems	2,307	2,813	5,719	5,937
Intersegment eliminations	8	2	20	(47)
Total reportable segment income	21,901	15,221	48,590	36,990
Administrative and general expenses	(3,227)	(2,598)	(6,383)	(4,862)
Consolidated operating income	$18,674	$12,623	$42,207	$32,128

(5) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $8,000 with a maturity date of September 29, 2011, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1,342 have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of July 31, 2011, January 31, 2011 or July 31, 2010, and $6,658 was available at July 31, 2011.

(6) Dividends
The company announced on August 31, 2011, that its board of directors approved a quarterly cash dividend of 18 cents per share, payable October 14, 2011, to shareholders of record on September 30, 2011.

(7) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income.
The components of total comprehensive income follow:

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Net income	$12,461	$8,353	$28,177	$21,298
Other comprehensive income:
Foreign currency translation	21	(49)	160	48
Amortization of postretirement benefit plan actuarial losses, net of income tax of $7, $15, $22, and $29	12	27	41	54
Total other comprehensive income	33	(22)	201	102
Total comprehensive income	$12,494	$8,331	$28,378	$21,400

(8) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Service cost	$30	$15	$60	$31
Interest cost	84	81	168	162
Amortization of actuarial losses	31	42	63	83
Net periodic benefit cost	$145	$138	$291	$276

(9) Product Warranty Costs
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Balance, beginning of period	$1,631	$1,613	$1,437	$1,259
Accrual for warranties	781	711	1,588	1,445
Settlements made (in cash or in kind)	(770)	(512)	(1,383)	(892)
Balance, end of period	$1,642	$1,812	$1,642	$1,812

(10) New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders' equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The company is evaluating the presentation options.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the company's consolidated financial statements for the three and six months ended July 31, 2011 and July 31, 2010, as well as the company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the company's Form 10-K for the year ended January 31, 2011.

EXECUTIVE OVERVIEW

Raven, which began operations in 1956 as a manufacturer of high-altitude balloons, is a diversified provider of specialized products for the industrial, agricultural, energy, construction and military/aerospace markets.

The company is comprised of unique operating units, classified into four reportable segments: Applied Technology, Engineered Films, Aerostar and Electronic Systems. While each segment has distinct characteristics, the products and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business.

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

•	Continue to increase the quarterly dividend annually.
Results of Operations
Consolidated financial highlights for the second quarter and first six months of fiscal 2012 and fiscal 2011 include the following:

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2011	July 31, 2010	% Change	July 31, 2011	July 31, 2010	% Change
Net sales	$90,344	$73,174	23%	$191,885	$158,204	21%
Gross profit	28,130	20,389	38%	61,066	47,560	28%
Gross margins(a)	31.1%	27.9%		31.8%	30.1%
Operating income	$18,674	$12,623	48%	$42,207	$32,128	31%
Operating margins	20.7%	17.3%		22.0%	20.3%
Net income	$12,461	$8,353	49%	$28,177	$21,298	32%
Diluted earnings per share	$0.68	$0.46		$1.55	$1.18

Operating cash flow				26,263	19,816	33%
Cash dividends				6,509	5,771	13%

(a)
The company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the company operates.

The company achieved record second quarter sales and net income, improving 23% and 49%, respectively, from last year's second quarter records. Growth in sales and profitability was driven primarily by the Applied Technology Division, as favorable market conditions, international market expansion and improved operating leverage pushed sales and earnings to higher levels.

For the six-month period, sales increased 21% to $191.9 million, from $158.2 million one year earlier. First half net income of $28.2 million, or $1.55 per diluted share, was up 32% year-over-year. As with the quarter, Applied Technology led the sales and profit increases for the first half of the year.

The company reports its segment operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments.

Applied Technology
Net sales of $32.3 million in the second quarter of fiscal 2012 were up $11.3 million (54%) year-over-year and operating income of $12.1 million increased $6.6 million, or 120%. For the six-month period, net sales of $71.4 million grew $17.5 million (32%) and operating income of $27.2 million increased $9.3 million, or 52%. The favorable year-over-year comparisons reflect strong sales growth across the majority of the division's product offerings, including application controls (i.e. control systems, flow meters, valves), field computers, guidance and steering products and boom controls. Applied Technology benefited from healthy agricultural fundamentals, capitalizing on strong brand recognition, industry leading service and greater acceptance of precision agriculture as a means of controlling input costs. International sales growth outpaced domestic growth for the first six months of fiscal 2012 as compared with one year ago, increasing 61%. Profits improved for the three and six-month periods due to higher sales volume and positive operating leverage, although the growth was tempered by continued investments in R&D and business development.

Engineered Films
For the second quarter, net sales of $32.5 million grew $6.3 million (24%) as compared with the second quarter of last year and established an all-time quarterly sales record for the division. Second quarter operating income of $5.3 million declined 5% year-over-year despite higher sales. Fiscal 2012 first half net sales of $62.6 million increased $10.8 million (21%) and operating income of $9.4 million was down slightly, decreasing 3%. For both periods, increased demand for pit liners was driven by intensified drilling for oil and natural gas. In addition to the higher energy market sales, deliveries of film to the geomembrane market, which are used primarily for environmental and water conservation containment liners, contributed to the sales growth for the quarter and first half. Lower year-over-year profitability for both the quarter and six-month periods related to margin contraction due to higher material and overhead costs relative to sales.

Aerostar
Fiscal 2012 second quarter net sales of $10.9 million grew $1.7 million (18%), while operating income of $2.2 million improved $0.8 million, or 62%. Fiscal 2012 year-to-date net sales of $26.0 million increased $5.1 million (24%) and operating income of $6.2 million increased $2.7 million, or 78%. Sales and profit results benefited from increased sales volume of T-11 Army parachutes, as contract shipments were not at full delivery levels until the third quarter of last year. Higher parachute sales and the resulting profit, along with increased manufacturing efficiencies, drove gross margins up to 32% for the first half as compared to 23% one year earlier, but were tempered by higher investment spending levels.

Electronic Systems
Second quarter net sales of $16.5 million as compared with $18.1 million one year earlier decreased 9%. Operating income of $2.3 million was down $0.5 million (18%) year-over-year. For the quarter, lower aviation electronics deliveries and unfavorable product mix negatively impacted results. Fiscal 2012 six-month net sales of $36.0 million increased by $1.7 million (5%), however, operating income of $5.7 million fell $0.2 million, or 4%. For the first half, increased intercompany sourcing to the Applied Technology Division was partially offset by weaker sales of avionics. Higher sales did not result in profit growth, as profit margins fell in response to a less favorable product mix.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology provides precision agriculture products and information management tools to reduce costs and improve farm yields.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2011	July 31, 2010	$ Change	% Change	July 31, 2011	July 31, 2010	$ Change	% Change
Net sales	$32,269	$20,966	$11,303	54%	$71,394	$53,891	$17,503	32%
Gross profit	16,011	8,932	7,079	79%	34,942	24,888	10,054	40%
Gross margins	49.6%	42.6%			48.9%	46.2%
Operating income	12,118	5,518	6,600	120%	27,192	17,921	9,271	52%
Operating margins	37.6%	26.3%			38.1%	33.3%

The following factors were the primary drivers of the three and six-month year-over-year growth in net sales and operating income:

•
Market conditions. Global market fundamentals were healthy as population and income growth in emerging economies have increased demand for food, while natural disasters and adverse weather conditions have restricted supplies. These factors have resulted in higher crop prices and wider acceptance of precision agriculture as a sound investment for maximizing yields and controlling input costs.

•	Sales volume and selling prices. The increase in net sales was driven by higher sales volume, as selling prices reflected only a modest increase year-over-year.

•
International sales. For the three-month period, international sales more than doubled from one year ago and represented 30% of total segment revenue. For the first six months, sales outside the U.S. accounted for 29% of revenue versus 24% for the first six months of fiscal 2011. International sales of $20.5 million in the first six months of fiscal 2012 rose $7.7 million (61%) year-over-year as improved farm fundamentals drove strong overall demand in Brazil, Australia and Eastern Europe.

•
Gross margins. Gross margins improved from 42.6% for the three months ended July 31, 2010 to 49.6% for three months ended July 31, 2011 due to favorable product mix and higher sales volume. Year-over-year comparative gross margins for the six-month periods also improved, further highlighting the effect of higher sales and operating leverage on profitability.

•
Operating expenses. Second quarter operating expenses decreased to 12.1% of net sales from 16.3% in the prior year's second quarter primarily as a result of a decrease in R&D expense to 5.4% of net sales compared to 7.5%. Six-month operating expenses were down from 12.9% of net sales in fiscal 2011 to 10.9% for the first half of fiscal 2012. Higher spending for R&D and business development were outpaced by the growth in net sales.

Engineered Films
Engineered Films produces high-quality flexible film for applications in energy, construction, agriculture, water and environmental safety.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2011	July 31, 2010	$ Change	% Change	July 31, 2011	July 31, 2010	$ Change	% Change
Net sales	$32,459	$26,120	$6,339	24%	$62,550	$51,753	$10,797	21%
Gross profit	6,212	6,331	(119)	(2)%	11,451	11,331	120	1%
Gross margins	19.1%	24.2%			18.3%	21.9%
Operating income	5,284	5,543	(259)	(5)%	9,413	9,670	(257)	(3)%
Operating margins	16.3%	21.2%			15.0%	18.7%

The following factors were the primary drivers of the quarter and first half year-over-year changes:

•
Market conditions. Economic growth in emerging markets continued to support higher oil and natural gas prices, and in turn, increased related drilling activity and demand for pit liners in the energy market. The geomembrane market reported higher sales for the quarter and six-month periods, as environmental and water conservation projects have increased demand for the division's containment liners.

•
Sales volume and selling prices. Selling prices increased approximately 10% for the three and six-month periods, reflecting higher material costs as compared with one year ago. Sales of new products also tended to increase revenues per pound shipped. Sales volume, as measured by pounds shipped, increased roughly 7% for the six-month period. Revenue growth for the second quarter and year-to-date was predominately driven by pit liners sold into the energy market and to a lesser extent, increased demand for geomembrane liners and covers.

•
Gross margin decline. Despite an increase in sales, higher material and overhead costs relative to sales caused gross margins to contract year-over-year. For the three-month period, margins declined approximately five percentage points, while year-to-date margins fell roughly four points.

•
Operating expenses. Second quarter operating expenses of $0.9 million increased 18% versus one year earlier; however, were relatively flat at 2.9% of net sales when compared to one year ago. Year-to-date operating expenses of $2.0 million were up 22.7% year-over-year due to higher R&D spending and increased marketing and business development costs. As with the quarter, operating expenses kept pace with the sales increase. As a percentage of net sales, operating expenses were relatively flat versus last year at 3.3%.

Aerostar
Aerostar provides solutions for scientific and military operations, research, surveillance and communications using specialized fabrics and films.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2011	July 31, 2010	$ Change	% Change	July 31, 2011	July 31, 2010	$ Change	% Change
Net sales	$10,861	$9,195	$1,666	18%	$26,000	$20,888	$5,112	24%
Gross profit	3,220	1,998	1,222	61%	8,220	4,818	3,402	71%
Gross margins	29.6%	21.7%			31.6%	23.1%
Operating income	2,184	1,345	839	62%	6,246	3,509	2,737	78%
Operating margins	20.1%	14.6%			24.0%	16.8%

The following factors were the primary drivers of the year-over-year growth in net sales and operating income for the three and six-month periods:

•
Sales volumes. T-11 parachute deliveries drove the increase in net sales for the quarter and six-month periods. The first half of fiscal 2011included the initial T-11 shipments. Deliveries did not ramp up to full production levels until the second half of last year and have continued through the first half of fiscal 2012.

•
Gross margin improvement. Manufacturing efficiencies in T-11 parachute production drove the year-over-year improvement in second quarter and year-to-date margins, as last year's margins were unfavorably impacted by T-11 parachute start-up costs.

•
Operating expenses. Second quarter operating expenses of $1.0 million increased to 9.5% of net sales from 7.1% in the second quarter of fiscal 2011. First half operating expenses of $2.0 million were 7.6% of net sales versus 6.3% one year earlier. Current year operating expenses primarily reflect increased investment in research and development to support next generation aerostat technology and the development of lighter but stronger materials, along with higher selling and business development expense to expand the tethered aerostat business.

Electronic Systems
Electronic Systems provides contract electronic manufacturing services, primarily for low volume/high mix industrial products.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2011	July 31, 2010	$ Change	% Change	July 31, 2011	July 31, 2010	$ Change	% Change
Net sales	$16,530	$18,067	$(1,537)	(9)%	$36,007	$34,355	$1,652	5%
Gross profit	2,679	3,126	(447)	(14)%	6,433	6,570	(137)	(2)%
Gross margins	16.2%	17.3%			17.9%	19.1%
Operating income	2,307	2,813	(506)	(18)%	5,719	5,937	(218)	(4)%
Operating margins	14.0%	15.6%			15.9%	17.3%

The following factors were the primary drivers of the year-over-year changes in net sales and operating income for the second quarter and first half of fiscal 2012 :

•
Sales volume. Second quarter net sales decreased 9% year-over-year, reflecting lower avionics volume. This was partially offset by additional sourcing of assemblies to the Applied Technology Division. For the six months, net sales were up slightly, increasing 5% from one year earlier. For the first half, increased intercompany sourcing of electronic circuit boards to Applied Technology and higher sales of hand-held bed controls more than offset the decline in avionics shipments.

•
Gross margins. Lower sales volume, accompanied by a less favorable product mix, resulted in decreased gross margins for the quarter as compared with last year's second quarter. For the six months, higher sales volume did not result in profit growth due to the negative impact of unfavorable product mix, as a result, gross margins fell from 19.1% to 17.9%.

•	Operating expenses. Second quarter and year-to-date operating expenses were relatively unchanged year-over-year.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010
Administrative expenses	$3,227	$2,598	$6,383	$4,862
Administrative expenses as a % of sales	3.6%	3.6%	3.3%	3.1%
Other income (expense), net	$(76)	$(94)	$(89)	$(42)
Effective tax rate	33.0%	33.3%	33.1%	33.6%

Although quarterly and year-do-date administrative expenses increased year-over-year (24% and 31%, respectively), they were relatively flat as a percentage of sales. Investments in additional finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure accounted for the increased spending.
“Other income (expense), net” consists mainly of interest income, foreign currency transaction gain and activity related to the company's equity investment in SST. The year-over-year variability for the year-to-date expense is primarily attributable to SST results.
As compared with one year ago, the effective tax rates for the second quarter and first half of fiscal 2012 were favorably affected by tax benefits associated with the U.S. research and development tax credit. The credit was not available at this time last year, but was renewed in December 2010.

OUTLOOK
Management anticipates a record year of sales and earnings. Net income growth exceeding the company's long-term objectives of 12 - 15% is expected. Profit is forecasted to grow at a higher rate relative to sales as a result of positive operating leverage; however, investment spending for research and development, capacity, capabilities and human capital will temper the overall growth rate in the near-term. The upcoming third quarter is expected to show relatively flat earnings compared to one year earlier. The third quarter last year included over $7 million of tethered aerostat deliveries and a $415,000 pretax gain on the sale of an Engineered Films warehouse. Order levels do not currently support that level of aerostat sales and no gains on asset sales are anticipated. In addition, weakness in the economy could negatively impact demand in Engineered Films or Applied Technology.

Applied Technology
Management expects year-over-year third quarter sales growth, although the pace of growth is expected to slow from first-half levels. Strong global demand for agriculture commodities is expected to support higher crop prices and boost farm receipts and investment in farm equipment.

Management will continue to make significant investments in product development and global expansion and is committed to building on prior year investments in SST and Ranchview. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment supporting management's outlook for annual profit growth to out pace top line growth.

Engineered Films
Management anticipates sales growth to be driven by increased capacity and capabilities and market conditions, including energy and geomembrane. Crude oil prices continue to drive oil and gas drilling activities and demand for pit liners. The impact of transient factors, such as civil unrest in oil-producing countries and speculation, on the price of crude oil is uncertain.

The addition of new extrusion equipment in the second half of fiscal 2012 is expected to increase annual capacity by 25-30%. This equipment will improve sales opportunities by adding both new capacity and capabilities to this division. However, the impact on the third quarter is not expected to be significant. Additional depreciation and new product introduction costs will partially offset the positive impact of the higher pounds produced until new extrusion capacity is fully utilized. This ramp-up period has typically taken 2-3 years, depending on market conditions.

In addition, profit margins are highly dependent on the ratio of selling prices to input costs. The selling price of blown films is largely driven by competitive pricing pressure, capacity utilization and market dynamics, including supply and demand. Plastic resin, a derivative of natural gas and oil, is the primary component of extruded films. Management expects operating income growth to trail anticipated sales growth due to competitive pricing pressure and increased investment spending for research, capacity and capabilities.

Aerostar
Management expects third quarter sales to decline by at least 10% compared to the prior year due to lower tethered aerostat shipments. Tethered aerostat systems deployed in Afghanistan have promoted the safety of U.S. troops by successfully providing continuous wide-area surveillance of insurgents. Management expects future opportunities to provide cost-effective persistent surveillance for the military, although orders have varied significantly by quarter and follow-on orders are dependent on the government funding process. Management also sees opportunities for growth under existing government contracts for military parachutes and new contracts for protective wear. The engineering knowledge and manufacturing technology gained from these relationships along with expertise in sewing and sealing specialty fabrics will help solidify Aerostar's competitive advantage.

Electronic Systems
Management looks at Electronic Systems as a complementary business to its growth divisions: Engineered Films, Aerostar and especially Applied Technology. This business carries technical expertise that supports the efforts of its sister divisions and provides electronic manufacturing services to low-volume, high-mix customers that require high levels of service and engineering support. Management anticipates an additional customer in fiscal 2012, but believes this growth will be offset by lower avionics sales. The mid- to long-term growth strategy is predicated on the development of proprietary products, expansion of the customer base and continued in-sourcing of assemblies for Raven's other divisions. Electronic Systems Division results for the third quarter of fiscal 2012 are expected to be slightly lower than in fiscal 2011.

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

Cash, cash equivalents, and short-term investments totaled $47.0 million at July 31, 2011, an $8.4 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2011 of $38.6 million. The comparable balances one year earlier totaled $53.6 million. Raven paid a $22.5 million special dividend in September 2010.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset primarily by cash payments for inventories, services, employee compensation and income taxes. Management evaluates working capital levels through the computation of days sales outstanding (“DSO”) and inventory turnover. DSO is a measure of the company's efficiency in enforcing its credit policy. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.

Cash provided by operating activities was $26.3 million in the first half of fiscal 2012 versus $19.8 million in the first six months of fiscal 2011. The increase in operating cash flows primarily reflects higher company earnings.

Inventory and accounts receivable consumed $9.7 million of cash in the first six months of fiscal 2012 versus $11.0 million one year ago. The company continues to focus on disciplined inventory management (trailing 12-month inventory turnover of 5.7X at July 31, 2011 versus 5.5X at July 31, 2010) and efficient cash collections (trailing 12-month DSO of 48 days at July 31, 2011 and 2010). Year-over-year variability in accrued liabilities consumed an additional $3.6 million of cash in the first half of fiscal 2012 versus last year's comparable period. This resulted from the payout of fiscal 2011 profit sharing and incentive compensation accruals in the first quarter of fiscal 2012.

Investing Activities
Cash used in investing activities totaled $10.5 million in the first half of fiscal 2012 versus $3.6 million in the first half of fiscal 2011, reflecting a $7.2 million increase in capital expenditures. Year-to-date capital spending consisted primarily of expenditures related to increased manufacturing capacity in Engineered Films and Aerostar's commitment to a higher level of product development investments for future growth, including facilities and equipment.

Management anticipates record capital spending in fiscal 2012, in the $30 million range, as management sees opportunities to earn attractive returns on invested capital through organic investments. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Dividends of $6.5 million or $0.36 per share were paid during the first six months of fiscal 2012 compared to $5.8 million or $0.32 per share one year ago. In the first quarter of fiscal 2012, the company increased the annual dividend (excluding special dividends) for the 25th consecutive year. Raven has now paid a dividend for 39 consecutive years.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2011.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In either option, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders' equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The company is evaluating the presentation options.

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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of July 31, 2011, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of July 31, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Item 1A. Risk Factors: No material change.

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Reserved

Item 5. Other Information:

At the company's annual meeting of shareholders on May 24, 2011, holders of a majority of the company's shares voted at the meeting expressed a preference to hold the advisory vote on executive compensation on an annual basis. Based on these results, the company's Board of Directors has determined to include a non-binding advisory vote on executive compensation at each Annual Meeting of Shareholders until the next required vote on the frequency of shareholder votes on executive compensation.

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

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: September 2, 2011