Form 10-Q
period 2011-10-31
RAVEN INDUSTRIES INC
filed 2011-12-02
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 30, 2011 there were 18,103,963 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per-share data)	October 31, 2011	January 31, 2011	October 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$44,223	$37,563	$28,470
Short-term investments	—	1,000	1,500
Accounts receivable, net of allowances of $200, $300 and $299, respectively	50,661	39,967	48,733
Inventories:
Materials	33,905	30,261	26,189
In process	8,238	5,424	6,209
Finished goods	7,713	7,994	4,725
Total inventories	49,856	43,679	37,123
Deferred income taxes	2,714	2,733	2,699
Prepaid expenses and other current assets	1,867	3,239	2,996
Total current assets	149,321	128,181	121,521

Property, plant and equipment	121,988	102,080	96,063
Accumulated depreciation	(65,082)	(60,558)	(58,851)
Property, plant and equipment, net	56,906	41,522	37,212
Goodwill	10,777	10,777	10,777
Amortizable intangible assets, net	1,738	1,585	1,741
Other assets, net	4,395	5,695	6,166

TOTAL ASSETS	$223,137	$187,760	$177,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$17,568	$16,715	$11,343
Accrued liabilities	13,862	14,643	15,113
Taxes — accrued and withheld	2,912	1,453	2,034
Customer advances	2,356	1,524	1,105
Total current liabilities	36,698	34,335	29,595

Other liabilities	13,582	12,211	11,683
Total liabilities	50,280	46,546	41,278

Commitments and contingencies

Shareholders’ equity:
Common stock, $1 par value, authorized shares 100,000; issued 32,548, 32,511 and 32,492, respectively	32,548	32,511	32,492
Paid in capital	8,770	7,060	6,432
Retained earnings	185,911	156,125	151,613
Accumulated other comprehensive loss	(1,043)	(1,120)	(1,036)
Less treasury stock, at cost, 14,449 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	172,824	141,214	136,139
Noncontrolling interest	33	—	—
Total shareholders’ equity	172,857	141,214	136,139

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$223,137	$187,760	$177,417
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended			Nine Months Ended
(in thousands, except per-share data)	October 31, 2011	October 31, 2010		October 31, 2011	October 31, 2010
Net sales	$93,300	$85,823		$285,185	$244,027
Cost of sales	66,046	60,936		196,865	171,580
Gross profit	27,254	24,887		88,320	72,447

Research and development expenses	2,499	1,582		7,116	5,664
Selling, general and administrative expenses	7,880	5,890		22,122	17,240
Gain on disposition of assets	—	(451)		—	(451)
Operating income	16,875	17,866		59,082	49,994

Other income (expense), net	(4)	17		(93)	(25)
Income before income taxes	16,871	17,883		58,989	49,969

Income taxes	5,473	6,050		19,414	16,838
Net income	11,398	11,833		39,575	33,131

Net income attributable to the noncontrolling interest	8	—		8	—

Net income attributable to Raven Industries, Inc.	$11,390	$11,833		$39,567	$33,131

Net income per common share:
Basic	$0.63	$0.65		$2.18	$1.83
Diluted	$0.63	$0.65		$2.17	$1.83

Cash dividends paid per common share	$0.18	$1.41	(a)	$0.54	$1.73	(a)
(a)     Includes a special dividend of $1.25 per share paid on September 30, 2010.

The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(in thousands)	October 31, 2011	October 31, 2010
OPERATING ACTIVITIES:
Net income	$39,575	$33,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,481	5,578
Gain on disposition of assets	—	(451)
Change in fair value of acquisition-related contingent consideration	(135)	238
Deferred income taxes	1,462	(100)
Share-based compensation expense	1,375	788
Change in operating assets and liabilities:
Accounts receivable	(10,625)	(14,314)
Inventories	(6,176)	(2,638)
Prepaid expenses and other assets	(670)	(346)
Operating liabilities	6,562	4,533
Other operating activities, net	(120)	(131)
Net cash provided by operating activities	37,729	26,288
INVESTING ACTIVITIES:
Capital expenditures	(22,070)	(9,417)
Purchase of short-term investments	—	(1,700)
Sale of short-term investments	1,000	3,200
Proceeds from disposition of assets	—	888
Payments related to business acquisitions	(88)	(390)
Other investing activities, net	(507)	83
Net cash used in investing activities	(21,665)	(7,336)
FINANCING ACTIVITIES:
Dividends paid	(9,766)	(31,206)
Other financing activities, net	356	11
Net cash used in financing activities	(9,410)	(31,195)
Effect of exchange rate changes on cash	6	29
Net increase in cash and cash equivalents	6,660	(12,214)
Cash and cash equivalents:
Beginning of period	37,563	40,684
End of period	$44,223	$28,470
The accompanying notes are an integral part of the unaudited consolidated financial information.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per-share amounts)

(1) Basis of Presentation
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three and nine-month periods ended October 31, 2011 are not necessarily indicative of the results that may be expected for the year ending January 31, 2012. The January 31, 2011 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2011.

(2)  Summary of Significant Accounting Policies

There have been no material changes to the company's significant accounting policies as compared to the significant accounting policies described in the company's Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

(3) Noncontrolling Interest

The company entered into a business venture agreement to pursue potential product and support service contracts for agencies and instrumentalities for the United States Government. The business venture, Aerostar Integrated Systems (AIS), is 75 percent owned by the company and will be included in the Aerostar business segment. Given the company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture. Total capital contribution and net income for the three and nine month period ended October 31, 2011 were $100 and $32, respectively.

(4) Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive. For the three and nine-month periods ended October 31, 2011, zero and 136 shares were excluded, respectively. For the three and nine-month periods ended October 31, 2010, 25 and 164 shares were excluded, respectively. Details of the earnings per share computation are presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Numerator:
Net income attributable to Raven Industries, Inc.	$11,390	$11,833	$39,567	$33,131

Denominator:
Weighted average common shares outstanding	18,097	18,040	18,085	18,036
Weighted average stock units outstanding	24	27	27	25
Denominator for basic calculation	18,121	18,067	18,112	18,061

Weighted average common shares outstanding	18,097	18,040	18,085	18,036
Weighted average stock units outstanding	24	27	27	25
Dilutive impact of stock options	98	48	103	31
Denominator for diluted calculation	18,219	18,115	18,215	18,092

Net income per share — basic	$0.63	$0.65	$2.18	$1.83
Net income per share — diluted	$0.63	$0.65	$2.17	$1.83

(5)  Segment Reporting
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
Intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment net sales and operating income results are as follows:

	Three Months Ended			Nine Months Ended
	October 31, 2011	October 31, 2010		October 31, 2011	October 31, 2010
Net sales
Applied Technology	$32,468	$23,913		$103,862	$77,804
Engineered Films	34,947	29,772		97,497	81,525
Aerostar	10,533	15,945		36,533	36,833
Electronic Systems	17,308	17,754		53,315	52,109
Intersegment eliminations	(1,956)	(1,561)		(6,022)	(4,244)
Consolidated net sales	$93,300	$85,823		$285,185	$244,027

Operating income (loss)
Applied Technology	$10,667	$7,336		$37,859	$25,257
Engineered Films	5,574	6,908	(a)	14,987	16,578	(a)
Aerostar	1,807	3,606		8,053	7,115
Electronic Systems	2,293	2,297		8,012	8,234
Intersegment eliminations	(16)	—		4	(47)
Total reportable segment income	20,325	20,147		68,915	57,137
Administrative and general expenses	(3,450)	(2,281)		(9,833)	(7,143)
Consolidated operating income	$16,875	$17,866		$59,082	$49,994

(a) Includes a $451 pre-tax gain on disposition of assets.

The table below outlines the company assets by business segment:

	October 31, 2011	January 31, 2011	October 31, 2010
Total Assets
Applied Technology	$59,376	$52,669	$48,462
Engineered Films	60,919	46,519	47,021
Aerostar	28,045	18,140	19,800
Electronic Systems	23,814	23,385	23,982
Intersegment eliminations	(182)	(186)	(140)
Total reportable segments assets	171,972	140,527	139,125
Corporate and Other (b)	51,165	47,233	38,292
Consolidated assets	$223,137	$187,760	$177,417

(b) Assets are principally cash, deferred taxes and other receivables.

(6) Financing Arrangements
Raven has an uncollateralized credit agreement providing a line of credit of $10,500 with a maturity date of September 1, 2012, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1,342 have been issued under the line, primarily to support self-insured workers compensation bonding requirements. No borrowings were outstanding as of October 31, 2011, January 31, 2011 or October 31, 2010, and $9,158 was available at October 31, 2011.

(7) Dividends
The company paid a special cash dividend of $1.25 per share or $22,500 on September 30, 2010 to shareholders of record on September 15, 2010.

(8) Comprehensive Income
Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains, and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders’ equity but are excluded from net income.
The components of total comprehensive income follow:

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Net income	$11,398	$11,833	$39,575	$33,131
Other comprehensive income:
Foreign currency translation	(145)	36	15	84
Amortization of postretirement benefit plan actuarial losses, net of income tax of $11, $15, $33, and $44	21	27	62	81
Total other comprehensive income	(124)	63	77	165
Total comprehensive income	$11,274	$11,896	$39,652	$33,296

(9) Employee Retirement Benefits
The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Service cost	$30	$15	$90	$46
Interest cost	83	81	251	243
Amortization of actuarial losses	32	42	95	125
Net periodic benefit cost	$145	$138	$436	$414

(10) Product Warranty Costs
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Balance, beginning of period	$1,642	$1,812	$1,437	$1,259
Accrual for warranties	763	606	2,352	2,051
Settlements made (in cash or in kind)	(1,066)	(618)	(2,450)	(1,510)
Balance, end of period	$1,339	$1,800	$1,339	$1,800

(11) New Accounting Pronouncements

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

In September 2011, FASB issued updated guidance on goodwill impairment testing. This guidance seeks to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The company does not expect the adoption of these provisions to have a material impact on the company's consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the company's consolidated financial statements for the three and nine months ended October 31, 2011 and October 31, 2010, as well as the company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the company's Form 10-K for the year ended January 31, 2011.

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

•	Continue to increase the quarterly dividend annually.
Results of Operations
Consolidated financial highlights for the third quarter and first nine months of fiscal 2012 and fiscal 2011 include the following:

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2011	October 31, 2010	% Change	October 31, 2011	October 31, 2010		% Change
Net sales	$93,300	$85,823	9%	$285,185	$244,027		17%
Gross profit	27,254	24,887	10%	88,320	72,447		22%
Gross margins(a)	29.2%	29.0%		31.0%	29.7%
Operating income	$16,875	$17,866	(6)%	$59,082	$49,994		18%
Operating margins	18.1%	20.8%		20.7%	20.5%
Net income attributable to Raven Industries, Inc.	$11,390	$11,833	(4)%	$39,567	$33,131		19%
Diluted earnings per share	$0.63	$0.65		$2.17	$1.83

Operating cash flow				37,729	26,288		44%
Cash dividends				9,766	31,206	(b)	(69)%

(a)
The company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the company operates.

(b)	Includes a special dividend of $1.25 per share or $22.5 million paid in the September 2010.

For the third quarter, net sales increased 9% to $93.3 million, from $85.8 million in the same period a year ago. The largest sales increase was reported by the Applied Technology Division, with continued sales growth in Engineered Films. Third quarter net income decreased 4% to $11.4 million, or $0.63 per diluted share, compared with $11.8 million, or $0.65 per share, during the same period a year ago.

Net sales for the nine months ended October 31, 2011 increased 17% to $285.2 million, from $244.0 million one year earlier. Net income for the nine-month period of $39.6 million, or $2.17 per diluted share, was up 19% above the prior year's nine-month results of $33.1 million, or $1.83 per share. As with the quarter, Applied Technology led the sales and net income increases for fiscal 2012 compared to fiscal 2011.

The company reports its segment operating income exclusive of administrative and general expenses. Other income, interest expense and income taxes are not allocated to individual operating segments.

Applied Technology
Net sales of $32.5 million in the third quarter of fiscal 2012 were up $8.6 million, or 36% year-over-year and operating income of $10.7 million increased $3.3 million, or 45%. For the nine-month period, net sales of $103.9 million grew $26.1 million, or 33% and operating income of $37.9 million increased $12.6 million, or 50%. Applied Technology benefited from healthy agricultural fundamentals, capitalizing on strong brand recognition, industry leading service and greater acceptance of precision agriculture as a means of controlling input costs. International sales growth outpaced domestic growth for the three and nine months of fiscal 2012 as compared with one year ago, increasing 95% and 69%, respectively. Profits improved for the three and nine-month periods due to higher sales volume and positive operating leverage, although the growth was tempered by continued investments in R&D and business development.

Engineered Films
For the third quarter, net sales of $34.9 million grew $5.2 million, or 17% as compared with the third quarter of last year. Third quarter operating income of $5.6 million declined 19% year-over-year despite higher sales. Fiscal 2012 year-to-date net sales of $97.5 million increased $16.0 million, or 20% and operating income of $15.0 million was down $1.6 million, decreasing 10%. For both periods, increased demand for pit liners was driven by intensified drilling for oil and natural gas. Also, film deliveries to the geomembrane market, which are used primarily for environmental and water conservation containment liners, contributed to the three and nine month sales growth. Lower year-over-year profitability for both the quarter and year-to-date periods related to margin contraction due to higher material and overhead costs relative to sales.

Aerostar
Fiscal 2012 third quarter net sales of $10.5 million decreased $5.4 million, or 34%, and operating income of $1.8 million decreased $1.8 million, or 50%, compared to the prior year. Fiscal 2012 year-to-date net sales of $36.5 million decreased $0.3 million, or 1% and operating income of $8.1 million increased $0.9 million, or 13%. Third quarter sales and profit results were lower due to fluctuations in year-over-year aerostat sales and change in product mix. Year-to-date net sales and gross profit benefited from increased sales volume of T-11 Army parachutes, as contract shipments were not at full delivery levels until the third quarter of last year. This higher parachute sales volume offset the decreased aerostat deliveries during fiscal 2012. Higher parachute sales and the resulting profit, along with increased manufacturing efficiencies, drove year-to-date gross margins up to 30% as compared to 25% one year earlier, but were tempered by higher R&D and selling spending levels.

Electronic Systems
Third quarter net sales of $17.3 million as compared with $17.8 million one year earlier decreased 3%, and operating income of $2.3 million remained flat year-over-year. Fiscal 2012 nine-month net sales of $53.3 million increased by $1.2 million, or 2%, however, operating income of $8.0 million fell slightly by $0.2 million, or 3%. The fiscal 2012 three and nine-month results were impacted by lower aviation electronics deliveries but were mostly offset with increased intercompany sourcing to Applied Technology Division and hand-held bed control sales.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology provides precision agriculture products and information management tools to reduce costs and improve farm yields.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2011	October 31, 2010	$ Change	% Change	October 31, 2011	October 31, 2010	$ Change	% Change
Net sales	$32,468	$23,913	$8,555	36%	$103,862	$77,804	$26,058	33%
Gross profit	15,067	10,536	4,531	43%	50,009	35,424	14,585	41%
Gross margins	46.4%	44.1%			48.1%	45.5%
Operating income	10,667	7,336	3,331	45%	37,859	25,257	12,602	50%
Operating margins	32.9%	30.7%			36.5%	32.5%

The following factors were the primary drivers of the three and nine-month year-over-year growth in net sales and operating income:

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

•
International sales. For the three-month period, international sales almost doubled from one year ago and represented 23% of total segment revenue compared to 16% in fiscal 2011 third quarter. For the first nine months, sales outside the U.S. accounted for 27% of division revenue versus 21% for the first nine months of fiscal 2011. International sales of $28.1 million in the first nine months of fiscal 2012 increased $11.4 million, or 69 % year-over-year as improved farm fundamentals drove strong overall demand in Brazil, and to a lesser extent, Eastern Europe, Canada, South Africa, and Australia.

•
Gross margins. Gross margins for the fiscal 2012 third quarter of 46.4% improved from 44.1% in fiscal 2011 third quarter due primarily to higher sales volume. Year-over-year comparative gross margins for the nine-month periods also improved, further highlighting the effect of higher sales and operating leverage on profitability.

•
Operating expenses. Third quarter operating expenses of 13.6% of net sales were relatively flat as a percentage of net sales compared to the third quarter of fiscal 2011. Year-to-date operating expenses were 11.7% of net sales in fiscal 2012 compared to 13.1% for the prior year due to growth in net sales outpacing R&D and business development expenses.

Engineered Films
Engineered Films produces high-quality flexible film for applications in energy, construction, agriculture, water and environmental safety.

	Three Months Ended					Nine Months Ended
(dollars in thousands)	October 31, 2011	October 31, 2010		$ Change	% Change	October 31, 2011	October 31, 2010		$ Change	% Change
Net sales	$34,947	$29,772		$5,175	17%	$97,497	$81,525		$15,972	20%
Gross profit	6,688	7,311		(623)	(9)%	18,139	18,642		(503)	(3)%
Gross margins	19.1%	24.6%				18.6%	22.9%
Operating income	5,574	6,908	(a)	(1,334)	(19)%	14,987	16,578	(a)	(1,591)	(10)%
Operating margins	15.9%	23.2%				15.4%	20.3%

(a) Includes a $451,000 pre-tax gain on disposition of assets.

The following factors were the primary drivers of the three and nine month year-over-year changes:

•
Market conditions. Economic growth in emerging markets continued to support higher oil and natural gas prices, and in turn, increased related drilling activity and demand for pit liners in the energy market.

•
Sales volume and selling prices. Selling prices increased approximately 11% for the three and nine-month periods, reflecting higher material costs as compared with one year ago. Sales of new products also tended to increase revenues per pound shipped. Sales volume, as measured by pounds shipped, was relatively flat for the quarter and up 5% for the nine-month period. Sales growth for the third quarter was driven by increased geomembrane liners and covers related to a water reservoir project and higher sales of pit liners into the energy market. Year-to-date sales growth was predominately driven by pit liners sold into the energy market, increased demand for geomembrane liners and covers, and new product sales of FeedFresh™ and fumigation films in the agriculture market.

•
Gross margin decline. For the three-month period, margins declined 5.5 percentage points, while year-to-date margins fell 4.3 points. Despite an increase in sales, the lower gross profit in both periods was attributable to higher resin cost and an increase in overhead cost due to ramping up staffing and other costs in anticipation of the higher production levels that are associated with the new extrusion capacity.

•
Operating expenses. Third quarter operating expenses of $1.1 million increased 30.4% versus one year earlier, excluding the $0.5 million gain on disposition of the Ohio distribution facility in the prior year. This increased operating expenses as a percentage of net sales to 3.2% versus 2.9% for the previous period. Year-to-date operating expenses of $3.2 million were up 25.3% year-over-year, excluding the gain on disposition of assets. Operating expenses as a percentage of net sales increased to 3.2% compared to 3.1% for the nine-month period. The increase in operating expenses for both the three and nine-month periods was due to higher R&D spending and increased marketing and business development costs.

Aerostar
Aerostar provides solutions for scientific and military operations, research, surveillance and communications using specialized fabrics and films.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2011	October 31, 2010	$ Change	% Change	October 31, 2011	October 31, 2010	$ Change	% Change
Net sales	$10,533	$15,945	$(5,412)	(34)%	$36,533	$36,833	$(300)	(1)%
Gross profit	2,796	4,403	(1,607)	(36)%	11,016	9,221	1,795	19%
Gross margins	26.5%	27.6%			30.2%	25.0%
Operating income	1,807	3,606	(1,799)	(50)%	8,053	7,115	938	13%
Operating margins	17.2%	22.6%			22.0%	19.3%

The following factors were the primary drivers of the year-over-year changes in net sales and operating income for the three and nine-month periods:

•
Sales volumes. Net sales for the third quarter decreased $5.4 million, or 34% compared to the prior year primarily due to a $5.7 million decrease of tethered aerostat deliveries. Aerostat sales can vary significantly from quarter-to-quarter as reflected in the three-month year-over-year comparison. A relatively high level of aerostat deliveries were made in last year's third quarter which resulted from shipments that had been delayed due to design changes and funding shifts in the preceding quarter. Year-to-date net sales were relatively flat, a $0.3 million decrease or 1%. An increase in T-11 parachute deliveries was offset by the decrease in tethered aerostat sales. Year-to-date T-11 parachute and spares revenue increased $5.6 million, or 67% as T-11 parachute sales increased year-over-year due to shipments made on follow-on delivery orders, in conjunction with the original order.

•
Gross margin changes. Third quarter gross margins declined from 27.6% one year ago to 26.5%. Gross margin expansion on T-11 parachutes resulted from manufacturing efficiencies and higher sales volume but was offset by a change in product mix, as aerostat sales carry a relatively higher margin. Aerostat sales accounted for approximately 16% of net sales in the third quarter fiscal 2012 compared to 46% in the third quarter fiscal 2011. Manufacturing efficiencies in T-11 parachute production drove the $1.8 million, or 5.2 point year-over-year improvement in the year-to-date gross margin. Last year's margins were unfavorably impacted by T-11 parachute start-up costs. As with the quarter, year-to-date margin growth was tempered by lower, high-margin aerostat sales.

•
Operating expenses. Third quarter operating expenses of $1.0 million increased to 9.4% of net sales from 5.0% in the third quarter of fiscal 2011. Year-to-date operating expenses of $3.0 million were 8.1% of net sales versus 5.7% one year earlier. Current year operating expenses primarily reflect increased investment in research and development to support next generation aerostat technology and the development of lighter but stronger materials, along with higher selling and business development expense to expand the tethered aerostat business.

Electronic Systems
Electronic Systems provides contract electronic manufacturing services, primarily for low volume/high mix industrial products.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2011	October 31, 2010	$ Change	% Change	October 31, 2011	October 31, 2010	$ Change	% Change
Net sales	$17,308	$17,754	$(446)	(3)%	$53,315	$52,109	$1,206	2%
Gross profit	2,719	2,637	82	3%	9,152	9,207	(55)	(1)%
Gross margins	15.7%	14.9%			17.2%	17.7%
Operating income	2,293	2,297	(4)	—%	8,012	8,234	(222)	(3)%
Operating margins	13.2%	12.9%			15.0%	15.8%

The following factors were the primary drivers of the three and nine-month year-over-year changes in net sales and operating income:

•
Sales volume. Third quarter net sales decreased 3% year-over-year, reflecting lower avionics volume. This was partially offset by additional sourcing of assemblies to the Applied Technology Division and increased sales of hand-held bed controls. For the nine months ended October 31, 2011, net sales were up slightly, increasing 2% from one year earlier. Increased intercompany sourcing of electronic circuit boards to Applied Technology and higher sales of hand-held bed controls more than offset the decline in avionics shipments.

•
Gross margins. For the quarter, year-over-year gross margins improved from 14.9% to 15.7% due to favorable product mix. This resulted from increased sales of hand-held bed controls versus lower sales of avionics revenue. For the nine months, gross margins declined slightly, falling from 17.7% to 17.2%.

•	Operating expenses. Third quarter and year-to-date operating expenses were relatively unchanged year-over-year.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2011	October 31, 2010	October 31, 2011	October 31, 2010
Administrative expenses	$3,450	$2,281	$9,833	$7,143
Administrative expenses as a % of sales	3.7%	2.7%	3.4%	2.9%
Other income (expense), net	$(4)	$17	$(93)	$(25)
Effective tax rate	32.4%	33.8%	32.9%	33.7%

Administrative expenses increased year-over-year for the three and nine-month periods by 51% and 38%, respectively. Investments in additional finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure accounted for the majority of the increased spending. Higher professional services spending also contributed to the increase.
“Other income (expense), net” consists mainly of interest income, foreign currency transaction gain and activity related to the company's equity investment in SST. The year-over-year variability for the year-to-date expense is primarily attributable to SST results.
As compared with one year ago, the effective tax rates for the quarter and nine-month periods were favorably affected by tax benefits associated with the U.S. research and development tax credit and domestic production manufacturing credits. The research and development tax credit was not available at this time last year, but was renewed in December 2010.

OUTLOOK
Management anticipates a record year of sales and earnings. Net income growth exceeding the company's long-term objectives of 12 - 15% is expected. Profit is forecasted to grow at a higher rate relative to sales as a result of positive operating leverage; however, investment spending for research and development, capacity, capabilities and human capital will temper the overall growth rate in the near-term. The upcoming fourth quarter is expected to show growth in all divisions and the company is on pace for another record year in sales and net income.

Applied Technology
Management expects year-over-year fourth quarter sales and profit growth, although the pace of growth is expected to slow from recent quarterly results. Strong global demand for agriculture commodities is expected to support higher farm income and investment in agriculture equipment.

Management will continue to make significant investments in product development and global expansion and is committed to building on prior year investments in SST and Ranchview. The division's manufacturing facilities are in the process of being moved to a new location and any related disruptions should be short-lived. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment supporting management's outlook for annual profit growth to out pace top line growth.

Engineered Films
Management anticipates sales growth to be driven by increased capacity and capabilities and market conditions, including energy and geomembrane. Crude oil prices continue to drive oil and gas drilling activities and demand for pit liners. The impact of transient factors, such as civil unrest in oil-producing countries and speculation, on the price of crude oil is uncertain.

The addition of new extrusion equipment in the fourth quarter of fiscal 2012 is expected to increase annual capacity by 25-30%. This equipment will improve sales opportunities by adding both new capacity and capabilities to this division. Additional depreciation and new product introduction costs will partially offset the positive impact of the higher pounds produced until new extrusion capacity is fully utilized. This ramp-up period has typically taken 2-3 years, depending on market conditions.

In addition, profit margins are highly dependent on the ratio of selling prices to input costs. The selling price of blown films is largely driven by competitive pricing pressure, capacity utilization and market dynamics, including supply and demand. Plastic resin, a derivative of natural gas and oil, is the primary component of extruded films. Management expects operating income growth to exceed anticipated sales growth due to an improving spread of selling prices over resin cost partially offset by increased investment spending for research, capacity and capabilities.

Aerostar
Management expects fourth quarter sales and operating income to increase versus a year ago due to continuing improvement of parachute margins and stronger aerostat sales. Tethered aerostat systems deployed in Afghanistan have promoted the safety of U.S. troops by successfully providing continuous wide-area surveillance of insurgents. Management expects future opportunities to provide cost-effective persistent surveillance for the military, although orders have varied significantly by quarter and follow-on orders are dependent on the government funding process. Management also sees opportunities for growth under existing government contracts for military parachutes and new contracts for protective wear. The engineering knowledge and manufacturing technology gained from these relationships along with expertise in sewing and sealing specialty fabrics will help solidify Aerostar's competitive advantage.

Electronic Systems
Management looks at Electronic Systems as a complementary business to its growth divisions: Engineered Films, Aerostar and especially Applied Technology. This business carries technical expertise that supports the efforts of its sister divisions and provides electronic manufacturing services to low-volume, high-mix customers that require high levels of service and engineering support. Management anticipates additional customers in fiscal 2012, but believes this growth will be offset by lower avionics sales. The mid- to long-term growth strategy is predicated on the development of proprietary products, expansion of the customer base and continued in-sourcing of assemblies for Raven's other divisions. Electronic Systems Division results for the fourth quarter of fiscal 2012 are expected to show a solid year-over-year growth. Fourth quarter operating margins are expected to reflect improved product mix over the nine month results.

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

Cash, cash equivalents, and short-term investments totaled $44.2 million at October 31, 2011, a $5.6 million increase compared to cash, cash equivalents, and short-term investments at January 31, 2011 of $38.6 million. The comparable balances one year earlier totaled $30.0 million, a $14.2 million increase.

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

Cash provided by operating activities was $37.7 million in the first nine months of fiscal 2012 versus $26.3 million in the first nine months of fiscal 2011. The increase in operating cash flows primarily reflects higher company earnings.

Inventory and accounts receivable consumed $16.8 million of cash in the first nine months of fiscal 2012 versus $17.0 million one year ago. The company continues to focus on disciplined inventory management, although the turnover rate has declined slightly from one year ago due to higher inventory levels to support aerostat sales (trailing 12-month inventory turnover of 5.4X at October 31, 2011 versus 5.6X at October 31, 2010). Cash collections continue to be efficient, with the trailing 12-month DSO of 47 days and 48 days at October 31, 2011 and 2010, respectively. Year-over-year variability in operating liabilities provided an additional $2.0 million of cash due primarily to less cash consumed by accounts payable payments for the nine-month period partially offset by higher cash outflow of accrued liabilities.

Investing Activities
Cash used in investing activities totaled $21.7 million in the first nine months of fiscal 2012 versus $7.3 million in the first nine months of fiscal 2011. Capital expenditures totaled $22.1 million compared to $9.4 million in the previous year, a 135.1% increase. Year-to-date capital spending consisted primarily of expenditures related to increased manufacturing capacity in Engineered Films, a new manufacturing facility in Applied Technology, and Aerostar's commitment to a higher level of product development investments for future growth, including facilities and equipment.

Management anticipates record capital spending in fiscal 2012, in the $33 million range, as management sees opportunities to earn attractive returns on invested capital through organic investments. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Dividends of $9.8 million or $0.54 per share were paid during the first nine months of fiscal 2012 compared to $31.2 million or $1.73 per share one year ago. A special dividend of $1.25 per share, or $22.5 million, was paid during the third quarter of fiscal 2011. In the first quarter of fiscal 2012, the company increased the quarterly dividend rate (excluding special dividends) for the 25th consecutive year. Raven has now paid a dividend for 39 consecutive years.

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

In September 2011, FASB issued updated guidance on goodwill impairment testing. This guidance seeks to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The company does not expect the adoption of these provisions to have a material impact on the company's consolidated financial statements.

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
The company’s subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive loss within shareholders’ equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “other income (expense), net” in the Consolidated Statements of Income. Foreign currency fluctuations had no material effect on the company’s financial condition, results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of October 31, 2011, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of October 31, 2011.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: December 2, 2011