Form 10-K
period 2012-01-31
RAVEN INDUSTRIES INC
filed 2012-03-30
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2012
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-07982
RAVEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-0246171
(State of incorporation)	(IRS Employer Identification No.)
205 E. 6th Street, P.O. Box 5107, Sioux Falls, SD	57117- 5107
(Address of principal executive offices)	(zip code)
Registrant's telephone number including area code (605) 336-2750
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $1 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐	Yes	☑	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes	☑	No
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

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	☐	Yes	☑	No

The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2011 was approximately $934,229,237. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $52.83, on July 29, 2011, which was as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 21, 2012 was 18,120,066.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 22, 2012, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS

Raven Industries, Inc. was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is an industrial manufacturer providing a variety of products. The company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, energy, construction and military/aerospace markets. The company employs approximately 1,400 people and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The company's Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the symbol RAVN. The company has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on the website. Information on the company's website is not part of this filing.

All reports (including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the company's website to the SEC website. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the company, the SEC's Public Reference Room at 100 F Street N.E., Washington, DC 20549, through the SEC's website at http://www.sec.gov, or by calling the SEC at 1-800-SEC-0330.

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

Business segment financial information is found on the following pages:
14	"Business Segments"
17	"Results of Operations – Segment Analysis"
46	"Note 13. Business Segments and Major Customer Information"

BUSINESS SEGMENTS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.  The Applied Technology product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring planter controls and an integrated RTK and information platform called SlingshotTM.  Recent investments in Site-Specific Technology Development Group, Inc. (SST), a software company, and the continued build out of the Slingshot API platform are positioning Applied Technology to be able to provide the information platform of choice that improves grower decision-making and business efficiencies for our agriculture retail partners.

Applied Technology sells their precision agriculture control products to both original equipment manufacturers (OEMs) and through after market distribution, in the United States and in most major agriculture areas around the world. The division has personnel and distribution representatives located in the U.S. and key geographic areas throughout the world, including Canada, Europe, the former Soviet Republics, South Africa, South America, Australia, and China. The company's competitive advantage in this segment is designing and selling an easy to use, reliable, and value added products that are supported by an industry leading service and support team.

Engineered Films
This segment produces rugged reinforced plastic sheeting for industrial, energy, construction, geomembrane and agricultural applications.

The company's sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customer needs. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the company's most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment's capital expenditures were $10.9 million in fiscal 2012, $8.5 million in fiscal 2011 and $1.5 million in fiscal 2010.

Aerostar
Aerostar sells high-altitude research balloons and tethered aerostats for government and commercial research. It produces military parachutes, uniforms and protective wear for U.S. government agencies and as a subcontractor. It also manufactures other sewn and sealed products on a contract basis. Sales are made in response to competitive bid requests. High-altitude research balloons are sold directly to government agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Aerostar is the only balloon supplier for high-altitude research in the United States.

During fiscal 2012, Aerostar expanded its business through a business venture and acquisition. The business venture, Aerostar Integrated Systems, is 75% owned by Aerostar and pursues potential product and support services contracts for agencies and instrumentalities of the United States Government. The acquisition in January 2012 of Vista Research, Inc., a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, will immediately allow Aerostar to enhance its tethered aerostat security solutions. Longer-term, the company is positioned to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies.

Electronic Systems
The company has focused this segment's capabilities in electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Electronic Systems segment include avionics, secure communication, environmental controls and other products where high quality is critical.

EMS sales are made in response to competitive bid requests by customers. The level and nature of competition varies with the type of product, but the company frequently competes with a number of EMS manufacturers on any given bid request. The markets in which the company participates are highly competitive, with customers having many suppliers from which to choose.

MAJOR CUSTOMER INFORMATION

Two customers accounted for 10% or more of consolidated sales in fiscal 2012 compared to one customer in fiscal 2011 and 2010. Fiscal 2012 sales to WT Plastics Limited, a customer in the Engineered Films Division, accounted for 11% of consolidated sales. Sales in fiscal 2012, 2011 and 2010 to Goodrich Corporation, a customer of the Electronic Systems segment, accounted for 10%, 13% and 16%, respectively, of consolidated sales. While Electronic Systems expects revenue from this customer continue to decline, the company does not anticipate any sudden disruptions to this relationship.

SEASONAL WORKING CAPITAL REQUIREMENTS

Some seasonal demand exists in Applied Technology's agricultural market. Applied Technology builds product in the fall for winter and spring delivery. Certain sales to agricultural customers offer spring payment terms for fall and early winter shipments. The resulting fluctuations in inventory and accounts receivable have required, and may require, seasonal short-term financing.

FINANCIAL INSTRUMENTS

The principal financial instruments that the company maintains are cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and acquisition related contingent payments. The company manages the interest rate, credit and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with company policies. The company does not use off-balance sheet financing, except to enter into operating leases.

The company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition or cash flows.

RAW MATERIALS

The company obtains a wide variety of materials from several vendors. Principal materials include numerous electronic components for the Electronic Systems and Applied Technology segments, various plastic resins for the Engineered Films segment and fabrics for the Aerostar segment. The Engineered Films segment has experienced volatile resin prices over the past three years. Price increases could not always be passed on to customers due to weak demand and a competitive pricing environment. The Electronic Systems segment experiences variability in lead times for components as business cycles impact demand. However, predicting future material shortages and the related potential impact on Raven is not possible.

PATENTS

The company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise, speed to market and manufacturing skills.

RESEARCH AND DEVELOPMENT

The business segments conduct ongoing research and development efforts. Most of the company's research and development expenditures are directed toward new products in the Applied Technology, Engineered Films and Aerostar segments. Total company research and development costs are presented on the Consolidated Statements of Income and Comprehensive Income.

ENVIRONMENTAL MATTERS

Except as described below, the company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures relating to compliance for operating facilities incurred in the past have not significantly affected the company's capital expenditures, earnings or competitive position.

In connection with the sale of substantially all of the assets of the company's Glasstite, Inc. subsidiary in fiscal 2000, the company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999 environmental contamination at the company's former Glasstite pickup-truck topper facility in Dunnell, Minnesota, as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

The company and the purchasers of the company's Glasstite subsidiary conducted environmental assessments of the properties. Although these assessments continue to be evaluated by the MPCA on the basis of the data available, there is no reason to believe that any activities that might be required as a result of the findings of the assessments will have a material effect on the company's results of operations, financial position or cash flows. The company had $55 thousand accrued at January 31, 2012, representing its best estimate of probable costs to be incurred related to these matters.

BACKLOG

As of February 1, 2012, the company's order backlog totaled $66.6 million. Backlog amounts as of February 1, 2011 and 2010 were $76.0 million and $74.7 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

EMPLOYEES

As of January 31, 2012, the company had 1,405 employees, 1,382 in an active status. Following is a summary of active employees by segment: Electronic Systems - 262; Applied Technology - 403; Engineered Films - 267; Aerostar - 373; Administration - 77. Management believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

NAME, AGE AND POSITION	BIOGRAPHICAL DATA
Daniel A. Rykhus, 47
Mr. Rykhus became the company's President and Chief Executive Officer in 2010. He joined Raven in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from 1998 through 2009, and served as Executive Vice President from 2004 through 2010.

President and Chief Executive Officer

Thomas Iacarella, 58
Mr. Iacarella joined Raven in 1991 as Corporate Controller and has been the company's Chief Financial Officer, Secretary and Treasurer since 1998. Prior to joining the company, he held positions with Tonka Corporation and the accounting firm now known as Ernst & Young.

Vice President and Chief Financial Officer

David R. Bair, 55	Mr. Bair joined Raven in 1999 as Division Vice President and General Manager of the Electronic Systems Division.
Division Vice President and General Manager -
Electronic Systems Division

Anthony D. Schmidt, 40
Mr. Schmidt was named Division Vice President and General Manager of the Engineered Films Division on February 1 2012. He joined Raven in 1995 in the Applied Technology Division performing various leadership roles within manufacturing and engineering. He transitioned to Engineered Films Division in September 2011 as Manufacturing Manager.

Division Vice President and General Manager -
Engineered Films Division

Barbara K. Ohme, 64	Ms. Ohme joined Raven in 1987 as Employment Manager and has been the company's Vice President of Administration since 2004.
Vice President - Administration

Matthew T. Burkhart, 36
Mr. Burkhart was named Division Vice President and General Manager of the Applied Technology Division on February 1, 2010. He joined Raven in 2008 as Director of Sales and became General Manager - Applied Technology Division on February 1, 2009. Prior to joining the company, he was a Branch Manager for Johnson Controls.

Division Vice President and General Manager -
Applied Technology Division

Lon E. Stroschein, 37
Mr. Stroschein was named Vice President and General Manager of the Aerostar Division in October 2010.  He joined Raven in 2008 as International Sales Manager for Applied Technology.  Prior to joining Raven, he was a bank Vice President and was a member of the executive staff for a U.S. Senator.

Division Vice President and General Manager -
Aerostar Division

Effective February 1, 2012, Anthony Schmidt was named Division Vice President and General Manager for the Engineered Films Division, replacing James Groninger, who will transition to a new role as the Director of Business Development in the Engineered Films Division.

Effective April 20, 2012, Barbara Ohme will be retiring as Vice President of Administration. She will be succeeded by Jan L. Matthiesen, 54, who joined the company in September 2010 as Director of Administration and brings 18 years of government contracting experience through her work with the Department of the Interior's U.S. Geological Survey and the Department of Defense. Prior to joining Raven, she was a Human Resource Manager at Science Applications International Corporation (SAIC).

ITEM 1A.	RISK FACTORS

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Such assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect certain of the company's primary markets, such as agriculture and construction and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the company's largest customers, any of which could adversely impact any of the company's product lines, as well as other risks described below. The foregoing list is not exhaustive and the company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements.

RISKS RELATING TO THE COMPANY
The company operates in markets that involve significant risks, many of which are beyond the company's control. Based on current information, the company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the company faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that the company currently believes to be immaterial, that could have material adverse effects on the company's financial position, liquidity and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Weather conditions could affect certain of the company's markets such as agriculture and construction.
The company's Applied Technology Division is largely dependent on the ability of farmers and agricultural subcontractors known as custom operators to purchase agricultural equipment that includes its products. If such farmers experience adverse weather conditions resulting in poor growing conditions, or experience unfavorable crop prices or expenses, potential buyers may be less likely to purchase agricultural equipment. Accordingly, weather conditions may adversely affect sales in the Applied Technology Division.

Weather conditions can also adversely affect sales in the company's Engineered Films Division. To the extent weather conditions curtail construction activity, sales of the segment's plastic sheeting will likely decrease.

Price fluctuations in and shortages of raw materials could have a significant impact on the company's ability to sustain and grow earnings.
The company's Engineered Films Division consumes significant amounts of plastic resin, the costs of which reflect market prices for natural gas, oil and other market forces. These prices are subject to worldwide supply and demand as well as other factors beyond the control of the company. Although the Engineered Films Division is sometimes able to pass such price increases to its customers, significant variations in the cost of plastic resins can affect the company's operating results from period to period. Unusual supply disruptions, such as caused by a natural disaster, could cause suppliers to invoke “force majeure” clauses in their supply agreements, causing shortages of material. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the company is not able to fully offset the effects of material availability and costs, financial results could be adversely affected.

Electronic components, used by both the Applied Technology Division and Electronic Systems Division, are sometimes in short supply, impacting our ability to meet customer demand.

If a supplier of raw materials or components were unable to deliver due to shortage or financial difficulty, any of the company's segments could be adversely affected.

Fluctuations in commodity prices can increase our costs and decrease our sales.
Agricultural income levels are affected by agricultural commodity prices and input costs. As a result, changes in commodity prices that reduce agricultural income levels could have a negative effect on the ability of growers and their contractors to purchase the company's precision agriculture products manufactured by its Applied Technology Division.

Exploration for oil and natural gas fluctuates with their price. Plastic sheeting manufactured and sold by our Engineered Films Division is sold as pit and pond liners to contain water used in the drilling process. Lower prices for oil and natural gas could reduce exploration activities and demand for our products. Plastic sheeting manufacture uses plastic resins, which can be subject to change in price as the cost of natural gas or oil changes. Accordingly, volatility in oil and natural gas prices may negatively affect our cost of goods sold or cause us to change prices, which could adversely affect our sales and profitability.

Failure to develop and market new technologies and products could impact the company's competitive position and have an adverse effect on the company's financial results.
The company's operating results in its Applied Technology and to a lesser extent, its Engineered Films and Aerostar segments, are largely dependent on the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. In addition, sales of the company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The company's Electronic Systems Division is dependent on a small number of customers and faces competitive risks.
The company's Electronic Systems Division (ESD) is dependent on a small number of customers with the top customer representing over half of ESD sales. Accordingly, the ESD segment is dependent on the continued growth, viability and financial stability of its customers, which consist of original equipment manufacturers of avionics, consumer beds and secure telecommunication equipment. Future sales are dependent on the success of the company's customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on the performance of ESD.

Further, ESD competes against many providers of electronics manufacturing services. Certain competitors have substantially greater resources and more geographically diversified international operations than ESD. This segment may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with more offshore facilities located where labor and other costs are lower. The company also faces competition from the manufacturing operations of current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to electronics manufacturing services providers. Accordingly, to compete effectively, ESD must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers' design and schedule changes and deliver products globally on a reliable basis at competitive prices. Customers may cancel their orders, change production quantities or delay production. Start-up costs and inefficiencies related to new or transferred programs can adversely affect operating results and such costs may not be recoverable if such new programs or transferred programs are cancelled.

The company's Aerostar segment depends on the U.S. government for a significant portion of its sales, creating uncertainty in the timing of and funding for projected contracts.
A significant portion of Aerostar's sales are to the U.S. government or U.S. government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in U.S. government defense or near-space research spending or changes in spending allocation could result in one or more of the company's programs being reduced, delayed or terminated. Reductions in the company's existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The company's U.S. government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.

In addition, the U.S. government has increasingly relied on indefinite delivery, indefinite quantity (IDIQ) contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government's convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the company's future sales and earnings.

The company derives a portion of its revenues from foreign markets, which subjects the company to risk of changes in government policies and laws or worldwide economic conditions.
The company's sales outside the U.S. were $38.9 million in fiscal 2012. The company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; burdensome taxes and tariffs and other trade barriers. International risks and uncertainties, including changing social and economic conditions as well as terrorism, political hostilities and war, could lead to reduced sales and reduced profitability associated with such sales.

Adverse economic conditions in the major industries the company serves may materially affect segment performance and consolidated results of operations.
The company's results of operations are impacted by the market fundamentals of the primary industries served. Significant declines of economic activity in the agricultural, oil and gas exploration, construction, industrial, aerospace/aviation, communication, defense and other major markets served may adversely affect segment performance and consolidated results of operations.

The company may pursue or complete acquisitions which represent additional risk and could impact future financial results.
The company's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with the company's operations and unanticipated liabilities or contingencies related to the acquired company. The company cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Total goodwill and intangible assets account for approximately $31.7 million, or 13% of Raven's total assets as of January 31, 2012. The company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets.

The company may fail to continue to attract, develop and retain key management and other key employees, which could negatively impact our operating results.
We depend on the performance of our senior management team and other key employees, including experienced and skilled technical personnel.  The loss of certain members of our senior management, including our Chief Executive Officer, could negatively impact our operating results and ability to execute our business strategy.  Our future success will also depend in part upon our ability to attract, train, motivate and retain qualified personnel.

The company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others.
The company has developed significant proprietary technology and other rights that are used in its businesses. The company relies on trade secret, copyright, trademark and patent laws and contractual provisions to protect the company's intellectual property. While the company takes enforcement of these rights seriously, other companies such as competitors or analogous persons in markets the company does not participate in, may attempt to copy or use for their own benefit its intellectual property.

In addition, intellectual property of others also has an impact on the company's ability to offer some of its products and services for specific uses or at competitive prices. Competitors' patents or other intellectual property may limit the company's ability to offer products and services to its customers. Any infringement or claimed infringement of the intellectual property rights of others could result in litigation and adversely affect the company's ability to continue to provide, or could increase the cost of providing, products and services.

Intellectual property litigation is very costly and could result in substantial expense and diversions of the company's resources, both of which could adversely affect its businesses and financial condition and results. In addition, there may be no effective legal recourse against infringement of the company's intellectual property by third parties, whether due to limitations on enforcement of rights in foreign jurisdictions or as a result of other factors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate office is at an owned premises located in Sioux Falls, South Dakota. The company owns seperate manufacturing facilities for each of our business segments located in Sioux Falls as well as various warehouses, training and product development facilities. In addition to our Sioux Falls facilities, Applied Technology has a product development facility in Austin, Texas; Electronic Systems has a manufacturing facility located in St. Louis, Missouri; and Aerostar has additional owned manufacturing, sewing, and research facilities located in Huron and Madison, South Dakota, and Sulphur Springs, Texas; and leased facilities in Arlington, Virgina; and Monterey and Chatsworth, California. Most of the company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The company believes that its properties are suitable and adequate to meet existing production needs. Additionally, the productive capacity in the company's facilities is substantially being utilized. The company also owns approximately 6.2 acres of undeveloped land adjacent to the other owned property, which is available for expansion.

The following is an approximate total square feet of the company's owned or leased facilities by segment: Applied Technology -

145,000; Engineered Films - 295,000; Aerostar - 250,000; Electronic Systems - 50,000; and Corporate - 150,000.

ITEM 3.	LEGAL PROCEEDINGS

The company is responsible for investigation and remediation of environmental contamination at one of its sold facilities (see “Item 1, Business - Environmental Matters”). In addition, the company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Raven's common stock is traded on the NASDAQ Global Select Market under the symbol RAVN. The following table shows quarterly unaudited financial results, quarterly high and low closing sales prices per share of Raven's common stock as reported by NASDAQ, and dividends declared for the periods indicated:

QUARTERLY INFORMATION (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
					Net Income	Net Income		Common Stock		Cash
	Net	Gross	Operating	Pretax	Attributable	Per Share(a)		Market Price		Dividends
	Sales	Profit	Income	Income	to Raven	Basic	Diluted	High	Low	Per Share
FISCAL 2012
First Quarter	$101,541	$32,936	$23,533	$23,520	$15,716	$0.87	$0.86	$61.92	$47.19	$0.18
Second Quarter	90,344	28,130	18,674	18,598	12,461	0.69	0.68	59.60	49.35	0.18
Third Quarter	93,300	27,254	16,875	16,871	11,390	0.63	0.63	64.88	43.23	0.18
Fourth Quarter	96,326	27,872	16,559	16,709	11,002	0.61	0.60	69.30	50.18	0.18
Total Year	$381,511	$116,192	$75,641	$75,698	$50,569	$2.79	$2.77	$69.30	$43.23	$0.72

FISCAL 2011
First Quarter	$85,030	$27,171	$19,505	$19,557	$12,945	$0.72	$0.72	$31.79	$26.54	$0.16
Second Quarter	73,174	20,389	12,623	12,529	8,353	0.46	0.46	38.18	28.66	0.16
Third Quarter	85,823	24,887	17,866	17,883	11,833	0.65	0.65	42.11	30.00	1.41(b)
Fourth Quarter	70,681	18,982	10,209	10,313	7,406	0.41	0.41	49.59	40.01	0.16
Total Year	$314,708	$91,429	$60,203	$60,282	$40,537	$2.24	$2.24	$49.59	$26.54	$1.89

FISCAL 2010
First Quarter	$65,222	$20,428	$14,113	$14,114	$9,231	$0.51	$0.51	$24.65	$15.37	$0.13
Second Quarter	56,586	15,112	9,306	9,411	6,204	0.34	0.34	31.00	23.99	0.14
Third Quarter	60,158	16,918	11,119	11,116	7,293	0.40	0.40	32.43	24.47	0.14
Fourth Quarter	55,816	15,394	8,682	8,681	5,846	0.32	0.32	33.18	24.04	0.14
Total Year	$237,782	$67,852	$43,220	$43,322	$28,574	$1.58	$1.58	$33.18	$15.37	$0.55
(a)	Net income per share is computed discretely by quarter and may not add to the full year.
(b)	A special dividend of $1.25 per share was paid during the third quarter of fiscal 2011.
As of January 31, 2012, the company had approximately 10,600 beneficial holders, which includes a substantial number of the company's common stock held by record by banks, brokers and other financial institutions.

#10

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, S&P 1500 INDUSTRIAL MACHINERY INDEX AND RUSSELL 2000 INDEX

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
$0
2007
2008
2009
2010
2011
2012
Raven Industries, Inc.
S&P 1500 Industrial Machinery Index
Russell 2000 index

Raven continues to outperform its industrial peers and the overall market in shareholder return. Investors who bought $100 of the company's stock on January 31, 2007, held this for five years and reinvested the dividends, have seen its value increase to $265.30.

	Year Ended January 31						5-Year
Company / Index	2007	2008	2009	2010	2011	2012	CAGR(a)

Raven Industries, Inc.	$100.00	$106.99	$81.37	$108.89	$190.65	$265.30	21.5%
S&P 1500 Industrial Machinery	100.00	105.42	59.13	80.59	108.57	111.11	2.1%
Russell 2000	100.00	90.22	56.98	78.53	103.16	106.11	1.2%
(a) compound annual growth rate

#11

ITEM 6.	SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)	For the years ended January 31
	2012	2011	2010
OPERATIONS
Net sales	$381,511	$314,708	$237,782
Gross profit	116,192	91,429	67,852
Operating income	75,641	60,203	43,220
Income before income taxes	75,698	60,282	43,322
Net income attributable to Raven Industries, Inc.	$50,569	$40,537	$28,574
Net income % of sales	13.3%	12.9%	12.0%
Net income % of beginning equity	35.8%	30.4%	25.2%
Cash dividends(a)	$13,025	$34,095	$9,911
FINANCIAL POSITION
Current assets	$147,559	$128,181	$117,747
Current liabilities	40,646	34,335	25,960
Working capital	$106,913	$93,846	$91,787
Current ratio	3.63	3.73	4.54
Property, plant and equipment	$61,894	$41,522	$33,029
Total assets	245,703	187,760	170,309
Long-term debt, less current portion	—	—	—
Shareholders' equity	$180,499	$141,214	$133,251
Long-term debt / total capitalization	—%	—%	—%
Inventory turnover (COS / average inventory)	5.4	5.6	5.3
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$43,831	$42,085	$47,643
Investing activities	(40,313)	(11,418)	(13,396)
Financing activities	(15,234)	(33,834)	(9,867)
Change in cash	(11,721)	(3,121)	24,417
COMMON STOCK DATA
EPS — basic	$2.79	$2.24	$1.58
EPS — diluted	2.77	2.24	1.58
Cash dividends per share(a)	0.72	1.89	0.55
Book value per share(b)	9.95	7.81	7.38
Stock price range during the year
High	$69.30	$49.59	$33.18
Low	43.23	26.54	15.37
Close	$64.89	$47.24	$28.58
Shares and stock units outstanding, year-end	18,142	18,089	18,051
Number of shareholders, year-end	10,618	7,456	7,767
OTHER DATA
Price / earnings ratio(c)	23.4	21.1	18.1
Average number of employees	1,252	1,036	930
Sales per employee	$305	$304	$256
Backlog	$66,641	$75,972	$74,718

All per-share, shares outstanding and market price data reflect the October 2004 two-for-one stock split, the January 2003 two-for-one stock split, and the July 2001 three-for-two stock split.

(a) Includes special dividends of $1.25 per share in fiscal 2011 and 2009; and $0.625 per share in fiscal 2005
(b) Shareholders' equity divided by common shares and stock units outstanding.
(c) Closing stock price divided by EPS — diluted.

#12

2009	2008	2007	2006	2005	2004	2003	2002

$279,913	$233,957	$217,529	$204,528	$168,086	$142,727	$120,903	$118,515
73,448	63,676	57,540	55,714	45,212	35,488	28,828	25,340
46,394	41,145	38,302	37,284	27,862	21,626	17,065	13,175
46,901	42,224	38,835	37,494	27,955	21,716	17,254	13,565
$30,770	$27,802	$25,441	$24,262	$17,891	$13,836	$11,185	$8,847
11.0%	11.9%	11.7%	11.9%	10.6%	9.7%	9.3%	7.5%
26.0%	28.3%	30.1%	36.7%	26.9%	23.8%	21.5%	18.4%
$31,884	$7,966	$6,507	$5,056	$15,298	$3,075	$2,563	$2,371

$98,073	$100,869	$73,219	$71,345	$61,592	$55,710	$49,351	$45,308
23,322	22,108	16,464	20,050	20,950	11,895	13,167	13,810
$74,751	$78,761	$56,755	$51,295	$40,642	$43,815	$36,184	$31,498
4.21	4.56	4.45	3.56	2.94	4.68	3.75	3.28
$35,880	$35,743	$36,264	$25,602	$19,964	$15,950	$16,455	$14,059
144,415	147,861	119,764	106,157	88,509	79,508	72,816	67,836
—	—	—	9	—	57	151	280
$113,556	$118,275	$98,268	$84,389	$66,082	$66,471	$58,236	$52,032
—%	—%	—%	—%	—%	0.1%	0.3%	0.5%
5.2	5.3	5.4	5.9	5.8	6.1	4.8	5.1

$39,037	$27,151	$26,313	$21,189	$18,871	$19,732	$12,735	$18,496
(7,000)	(4,433)	(18,664)	(11,435)	(7,631)	(4,352)	(9,166)	(13,152)
(36,969)	(8,270)	(10,277)	(6,946)	(19,063)	(6,155)	(5,830)	(8,539)
(5,005)	14,489	(2,626)	2,790	(7,823)	9,225	(2,261)	(3,195)

$1.71	$1.54	$1.41	$1.34	$0.99	$0.77	$0.61	$0.48
1.70	1.53	1.39	1.32	0.97	0.75	0.60	0.47
1.77	0.44	0.36	0.28	0.85	0.17	0.14	0.13
6.30	6.52	5.45	4.67	3.67	3.68	3.21	2.82

$47.82	$45.85	$42.70	$33.15	$26.94	$15.23	$9.20	$5.88
20.60	26.20	25.46	16.54	13.08	7.56	4.38	3.02
$21.81	$30.02	$28.43	$31.60	$18.38	$14.11	$7.91	$5.64
18,027	18,130	18,044	18,072	17,999	18,041	18,133	18,424
8,268	8,700	8,992	9,263	6,269	3,560	2,781	2,387

12.8	19.6	20.5	23.9	18.9	18.8	13.2	12.1
1,070	930	884	845	835	787	784	858
$262	$252	$246	$242	$201	$181	$154	$138
$80,361	$66,628	$44,237	$43,619	$43,646	$47,120	$42,826	$33,834

#13

BUSINESS SEGMENTS
(DOLLARS IN THOUSANDS)
	For the years ended January 31
	2012	2011		2010	2009	2008	2007
APPLIED TECHNOLOGY DIVISION
Sales	$132,632	$100,090		$86,217	$103,098	$64,291	$45,515
Operating income	45,358	31,135		25,722	33,884	19,102	10,111
Assets	69,977	52,669		51,029	48,881	36,938	27,629
Capital expenditures	11,408	1,769		941	2,674	1,008	577
Depreciation and amortization	2,351	2,238		1,677	1,383	1,125	1,142
ENGINEERED FILMS DIVISION
Sales	$133,481	$105,838		$63,783	$89,858	$85,316	$91,082
Operating income	21,501	19,622	(b)	10,232	10,919	17,739	23,440
Assets	65,100	46,519		35,999	35,862	43,688	41,988
Capital expenditures	10,937	8,450		1,460	3,120	4,012	13,266
Depreciation and amortization	4,313	3,452		3,707	4,303	4,046	2,887
AEROSTAR DIVISION
Sales	$52,351	$48,787		$27,244	$27,186	$17,290	$14,654
Operating income	11,468	9,407		5,634	4,219	1,506	707
Assets	51,822	18,140		10,462	8,744	9,941	8,161
Capital expenditures	3,875	2,190		332	383	156	812
Depreciation and amortization	1,079	757		398	444	499	375
ELECTRONIC SYSTEMS DIVISION
Sales	$71,744	$65,852		$63,525	$61,983	$67,987	$66,278
Operating income	11,264	9,917		8,979	5,926	10,365	10,850
Assets	24,281	23,385		21,216	26,847	25,865	25,175
Capital expenditures	793	609		290	1,399	1,077	1,357
Depreciation and amortization	825	823		939	1,159	1,237	1,086
INTERSEGMENT ELIMINATIONS
Sales
Engineered Films Division	$(193)	$(307)		$(210)	$(210)	$(533)	$—
Aerostar	(1)	(32)		(1)	(25)	(16)	—
Electronic Systems Division	(8,503)	(5,520)		(2,776)	(1,977)	(378)	—
Operating income	(220)	(94)		60	(52)	(100)	—
Assets	(405)	(186)		(92)	(152)	(100)	—
CORPORATE & OTHER(a)
Operating loss (from admin expenses)	$(13,730)	$(9,784)		$(7,407)	$(8,502)	$(7,467)	$(6,806)
Assets	34,928	47,233		51,695	24,233	31,529	16,811
Capital expenditures	2,002	954		279	425	382	510
Depreciation and amortization	700	361		387	469	437	395
TOTAL COMPANY
Sales	$381,511	$314,708		$237,782	$279,913	$233,957	$217,529
Operating income	75,641	60,203	(b)	43,220	46,394	41,145	38,302
Assets	245,703	187,760		170,309	144,415	147,861	119,764
Capital expenditures	29,015	13,972		3,302	8,001	6,635	16,522
Depreciation and amortization	9,268	7,631		7,108	7,758	7,344	5,885

(a) Assets are principally cash, investments, deferred taxes, and other receivables.
(b) Includes a $451 pre-tax gain on disposition of assets.

#14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to enhance overall financial disclosure. It provides management's analysis of the primary drivers of year-over-year changes in key financial statement elements, business segment results and the impact of accounting principles on the company's financial statements.

This discussion should be read in conjunction with the company's January 31, 2012 financial statements and the accompanying notes.

The MD&A is organized as follows:

•	Executive Summary

•	Results of Operations - Segment Analysis

•	Outlook

•	Liquidity and Capital Resources

•	Off-balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Estimates

•	New Accounting Standards

EXECUTIVE SUMMARY
Raven Industries, Inc. is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets, primarily in North America. The company is comprised of unique operating units, classified into four reportable segments: Applied Technology, Engineered Films, Aerostar and Electronic Systems. While each segment has distinct characteristics, the products and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business.

Management uses a number of metrics to assess the company's performance:

•	Consolidated net sales, gross margins, operating income, operating margins, net income and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets and equity

•	Segment net sales, gross profit, gross margins, operating income and operating margins

Vision and Strategy
The company's vision is to advance its leadership positions in niche markets through the development of innovative solutions to address the needs of customers and help solve great challenges in the areas of hunger, safety, peace, and stability.

The company's primary strategy to achieve this vision is the maintenance of a diversified portfolio of businesses that share a common purpose but serve different markets providing balance, opportunity, and risk mitigation. Diversification has enabled the company to consistently generate cash, achieve profitability and maintain financial strength by limiting the impact of market disruptions and facilitating growth in both strong and weak economic cycles. Additionally, the company continues to achieve increased geographic, product and market diversification.

The company's overall approach to creating value, which is employed across the four unique segments, is summarized as follows:

•	Seek to expand in niche markets that have strong prospects for growth and above-average profit margins.

•	Elevate customer service by leveraging innovation, speed and dedicated engineering support to solve the customer's problem.

•
Reinvest cash generated from operations to fuel growth. Capital is allocated aggressively when the prospects are high for above-average, risk-adjusted returns on capital. If the company accumulates cash in excess of investment opportunities for above-average, risk-adjusted returns, it will be returned to shareholders.

•	Continue to increase the quarterly dividend annually.

The following discussion highlights the consolidated operating results. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#15

	For the years ended January 31
dollars in thousands, except per-share data	2012	% change	2011	% change	2010
Results of Operations
Net sales	$381,511	21%	$314,708	32%	$237,782
Gross margins(a)	30.5%		29.1%		28.5%
Operating income	$75,641	26%	$60,203	39%	$43,220
Operating margins(a)	19.8%		19.1%		18.2%
Net income attributable to Raven Industries, Inc.	$50,569	25%	$40,537	42%	$28,574
Diluted income per share	$2.77	24%	$2.24	42%	$1.58

Cash Flow and Payments to Shareholders
Cash flow from operating activities	$43,831		$42,085		$47,643
Cash outflow for capital expenditures	$29,015		$13,972		$3,302
Cash dividends	$13,025		$34,095		$9,911

Performance Measures
Return on net sales(b)	13.3%		12.9%		12.0%
Return on average assets(c)	23.3%		22.6%		18.2%
Return on beginning equity(d)	35.8%		30.4%		25.2%

(a) The company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the company operates.
(b) Net income divided by sales.
(c) Net income divided by average assets.
(d) Net income divided by beginning equity.
Results of Operations - Fiscal 2012 versus Fiscal 2011
The company posted record sales, operating income, net income, and diluted earnings per share for fiscal 2012. These levels resulted in large part from higher demand for Applied Technology's products due to a strong agriculture market and international expansion. In addition, the high crude oil prices resulted in increased drilling, which drove growth of pit liner sales into the energy market for Engineered Films. The 21% increase in net sales is the result of year-over-year sales growth in Applied Technology (33%), Engineered Films (26%), Aerostar (7%) and Electronic Systems (9%).

Fiscal 2012 operating income increased 26% from fiscal 2011 primarily due to sales growth. Applied Technology increased its operating income by 46% due to higher sales and associated operating leverage. Aerostar posted an increase in operating income of 22% from the prior year due to higher sales and improved manufacturing efficiencies. Electronic Systems operating income rose 14% due to a more favorable product mix and higher sales. Operating income growth of 10% in Engineered Films trailed sales growth in that segment, primarily due to higher material costs. For the first nine months of fiscal 2012, increased material costs outpaced the favorable impact of higher sales and increased pricing.

Results of Operations - Fiscal 2011 versus Fiscal 2010
Fiscal 2011 net sales rose 32% to $314.7 million and diluted earnings increased 42% to $2.24 per share as a result of sales growth in all operating segments: Applied Technology (16%), Engineered Films (66%), Aerostar (79%), and Electronic Systems (4%). Fiscal 2011 operating income increased 39% from the prior year due to the increase in net sales and improved margins from the recession impacted year of fiscal 2010.

Strategic Investments
In January 2012, the company completed the stock purchase agreement for all the outstanding stock of Vista Research, Inc. (Vista) for a purchase price of $23.3 million, of which $12.0 million was cash, $2.9 million was on assumed line of credit paid by Raven at closing, and $8.4 million was valued in contingent consideration and earn-outs.
Vista is a leading provider of surveillance systems that enhance the effectiveness of radars using sophisticated algorithms. Vista's smart sensing radar systems (SSRS) are employed in a host of advanced detection and tracking applications, including wide-area surveillance for the border patrol and the military. In the short term, this acquisition will allow Raven to enhance its tethered

#16

aerostat security solutions within its Aerostar Division. Longer-term, the company is positioned to meet growing global demand for low-cost detection and tracking systems used by government and law enforcement agencies. Results of operations subsequent to the acquisition have been combined into the Aerostar Division.

Cash Flow and Payments to Shareholders
The company continues to generate strong operating cash flows and maintain a strong capital base. Capital expenditures totaled a record $29.0 million in fiscal 2012 compared to $14.0 million in fiscal 2011. Capital spending consisted primarily of expenditures related to increased manufacturing capacity in Engineered Films, a new manufacturing facility in Applied Technology and Aerostar's commitment to a higher level of product development investments in future growth, including facilities and equipment.

During fiscal 2012, $13.0 million was returned to shareholders though quarterly dividends. In the first quarter of fiscal 2012, the quarterly dividend was raised from 16 cents per share to 18 cents per share, representing the 25th consecutive annual increase in the dividend (excluding special dividends). During fiscal 2011, $34.1 million was returned to shareholders through quarterly dividends totaling $11.5 million, or 64 cents per share, and a special dividend of $22.5 million, or $1.25 per share. A special dividend was paid on September 30, 2010 in response to the company’s strong cash position and commitment to return excess cash to shareholders.

Performance Measures
The company continues to generate positive returns on net sales, average assets and beginning equity, which are important gauges of Raven's ability to efficiently produce profits. Raven generated a record 13.3% return on sales in fiscal 2012 as the company continues to capitalize on competitive advantages in niche markets.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS
Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2012	% change	2011	% change	2010
Net sales	$132,632	33%	$100,090	16%	$86,217
Gross profit	62,146	38%	45,106	19%	37,889
Gross margins	46.9%		45.1%		43.9%
Operating income	$45,358	46%	$31,135	21%	$25,722
Operating margins	34.2%		31.1%		29.8%

Fiscal 2012 net sales of $132.6 million increased $32.5 million (33%) and operating income of $45.4 million was up $14.2 million (46%) versus fiscal 2011.

Fiscal 2012 fourth quarter net sales of $28.8 million grew $6.5 million (29%) and operating income of $7.5 million rose $1.6 million (28%) versus fourth quarter fiscal 2011.

A number of factors contributed to the strong full-year and fourth quarter comparative results:

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

•
International sales. Net sales outside the U.S. accounted for 25% of segment sales in fiscal 2012 versus 21% for fiscal 2011. International sales of $32.9 million in fiscal 2012 increased $11.6 million, or 54 % year-over-year as improved farm fundamentals drove strong overall demand in Brazil, and to a lesser extent, Eastern Europe, Canada, South Africa, and Australia. New customers have also contributed to the international sales growth, reflecting the segment's current

#17

and past investment to expand its geographical presence.

•	Gross margins. Gross margins of 46.9% in fiscal 2012 improved from 45.1% in fiscal 2011 due to higher sales volume and operating leverage on profitability.

•
Operating expenses. Full-year operating expenses were 12.7% of net sales in fiscal 2012, compared to 14.0% for the prior year. Although spending for R&D and business development efforts increased $2.8 million versus the prior year, such spending declined as a percentage of net sales, due to the significant growth in net sales.

Fiscal 2011 net sales of $100.1 million increased $13.9 million (16%) and operating income of $31.1 million was up $5.4 million (21%) versus fiscal 2010.

Several factors contributed to the strong full-year comparative results:

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

Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, energy, construction, geomembrane and agricultural applications.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2012	% change	2011		% change	2010
Net sales	$133,481	26%	$105,838		66%	$63,783
Gross profit	26,090	15%	22,708		75%	13,013
Gross margins	19.5%		21.5%			20.4%
Operating income	$21,501	10%	$19,622	(a)	92%	$10,232
Operating margins	16.1%		18.5%			16.0%
(a) Includes a $451 pre-tax gain on the disposition of assets.

Fiscal 2012 net sales of $133.5 million increased $27.6 million (26%) while operating income of $21.5 million was up $1.9 million (10%) versus fiscal 2011.

The year-over-year changes were driven primarily by the following factors:

•	Market conditions. Economic growth in emerging markets continued to support higher oil prices, and in turn, increased drilling activity and demand for pit liners in the energy market.

•
Sales volume and selling prices. Sales growth for fiscal 2012 was predominately driven by the increased demand for pit liners utilized in oil and gas exploration activity. Environmental and water conservation projects increased the demand for geomembrane containment liners and covers during fiscal 2012. New product sales of FeedFresh™ and fumigation films contributed to the year-over-year sales increase in the agriculture market. Selling prices increased approximately 10% during fiscal 2012, reflecting higher material costs as compared with one year ago. Sales volume, as measured by pounds shipped, was up 12% year-over-year.

#18

•
Gross margin decline. Full year gross margins declined 2 percentage points, despite the 26% sales growth. The lower gross margin was attributable to higher resin costs that were not fully offset by increased selling prices in the first nine months of the year.

•
Operating expenses. Fiscal 2012 operating expenses as a percentage of net sales increased slightly to 3.4%, compared to 3.3% in the prior year, excluding the $0.5 million gain on disposition of assets. The increase in selling expense of $0.4 million (13%) lagged the 26% increase in sales; however, a year-over-year increase in R&D spending of $0.7 million contributed to the slight increase in operating expenses as a percentage of sales. Higher R&D spending reflects one of the segment's key performance goals of expanding its product development efforts.

Fiscal 2012 fourth quarter net sales of $36.0 million grew $11.7 million (48%) and operating income of $6.5 million rose $3.5 million (114%) versus fourth quarter fiscal 2011.

Several factors contributed to the strong fourth quarter comparative results:

•
Sales volume and selling price. Fourth quarter fiscal 2012 sales to the energy and geomembrane markets increased above levels in the fourth quarter of fiscal 2011 due to market conditions discussed above and increased capacity as new extrusion equipment was brought on-line in the fourth quarter to meet demand. Selling prices and sales volume, as measured by pounds shipped, increased 9% and 39%, respectively compared to fourth quarter fiscal 2011.

•
Gross margin. Gross margins increased in the fourth quarter of fiscal 2012 to 22.1% compared to 16.7% in the prior year fourth quarter. The increase in the margin was due to the higher sales volume and the resulting positive operating leverage and to a more favorable ratio of selling prices to input costs.

Fiscal 2011 net sales of $105.8 million increased $42.1 million (66%) while operating income of $19.6 million was up $9.4 million (92%) versus fiscal 2010.

Fiscal 2011 results were primarily driven by the following factors:

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

•
Sales volume and selling prices. Input cost increases drove a 13% increase in selling prices. Sales volume, as measured by pounds shipped, increased over 50%, as Engineered Films’ largest markets, energy and construction, rebounded from prior year depressed levels. Recovery of crude oil prices from their lows in early calendar 2009 drove additional oil and gas drilling activity and increased demand for pit liners as sales to the energy market more than doubled. Sales of industrial and construction films rose double digits. Deliveries of agriculture films rose more than 60%. Sales of FeedFresh™ silage covers gained traction due to healthy farm conditions and broadened appreciation of the value-added benefits of this highly engineered film. Grain cover sales improved year-over-year due to strong yields and a short harvest cycle.

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

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2012	% change	2011	% change	2010
Net sales	$52,351	7%	$48,787	79%	$27,244
Gross profit	15,352	23%	12,475	88%	6,632
Gross margins	29.3%		25.6%		24.3%
Operating income	$11,468	22%	$9,407	67%	$5,634
Operating margins	21.9%		19.3%		20.7%

Fiscal 2012 net sales of $52.4 million increased $3.6 million (7%) and operating income of $11.5 million grew $2.1 million (22%) over fiscal 2011.

#19

Fiscal 2012 fourth quarter net sales of $15.8 million increased $3.9 million (32%) and operating income of $3.4 million increased $1.1 million (49%) versus fiscal 2011 fourth quarter.

Fiscal 2012 full-year and fourth quarter comparative results were primarily attributable to the following:

•
Sales volumes. Net sales for fiscal 2012 increased $3.6 million from the prior year, mainly due to higher T-11 parachute and spare parts deliveries and additional protective wear sales, offset by a decrease in tethered aerostat sales. The fourth quarter 2012 sales increase of 32% was largely impacted by the parachute and protective wear revenue growth and increased tethered aerostat sales.

•
Volatility in aerostat deliveries. The company continued to see volatility in the delivery of aerostats which impact comparative results. Aerostat sales by fiscal 2012 quarters were $7.3 million in the first quarter; $3.7 million in the second quarter; $1.6 million in the third quarter and $5.1 million in the fourth quarter.

•
Gross margin improvement. Gross margins improved to 29.3% compared to 25.6% in the prior year. Gross margin expansion on T-11 parachutes resulted from manufacturing efficiencies and higher sales volume but was partially offset by a change in product mix. Aerostat sales, which carry a relatively higher margin, accounted for approximately 34% of net sales in fiscal 2012 compared to 46% in fiscal 2011.

•
Operating expenses. Operating expenses of $3.9 million or 7.4% of sales increased $0.8 million from $3.1 million or 6.3% of sales as a result of higher investment in research and development to support next generation aerostat technology and the development of lighter but stronger materials, along with higher selling and business development expense to expand the tethered aerostat business.

Fiscal 2011 net sales of $48.8 million increased $21.5 million (79%) and operating income of $9.4 million grew $3.8 million (67%) over fiscal 2010.

Fiscal 2011 results were driven by the following:

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

•	Military parachutes. Fiscal 2011 parachute revenue increased over 20% as the T-11 parachutes ramped to full production and deliveries under the T-11 spares contract began.

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

Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2012	% change	2011	% change	2010
Net sales	$71,744	9%	$65,852	4%	$63,525
Gross profit	12,824	14%	11,234	10%	10,258
Gross margins	17.9%		17.1%		16.1%
Operating income	$11,264	14%	$9,917	10%	$8,979
Operating margins	15.7%		15.1%		14.1%

Fiscal 2012 net sales of $71.7 million increased $5.9 million, (9%) and operating income of $11.3 million grew $1.3 million, (14%) from fiscal 2011.

#20

Fiscal 2012 fourth quarter net sales of $18.4 million increased $4.7 million (34%) and operating income of $3.3 million increased $1.6 million (93%) over fourth quarter fiscal 2011.

The following factors affected fiscal 2012 full-year and fourth quarter comparative results:

•
Sales volume. Fiscal 2012 net sales increased 9% year-over-year, primarily due to additional intercompany sourcing of assemblies to the Applied Technology Division and increased sales of hand-held bed controls. Avionics deliveries were down year-over year, reflecting the planned ending of certain programs this year. Fourth quarter fiscal 2012 net sales were favorably impacted by increased secure communication electronic shipments and hand-held bed control deliveries compared to the same period a year ago.

•
Gross margins. Year-over-year gross margins improved to 17.9% from 17.1% due to positive operating leverage from increased sales volume and favorable product mix. Fourth quarter fiscal 2012 gross margins of 19.9% were up from from 14.7% in the fourth quarter of fiscal 2011 due to increased sales volume.

•
Operating expenses. Fiscal 2012 operating expenses were $1.6 million or 2.2% of sales, compared to $1.3 million or 2.0% of sales in fiscal 2011. The year-over-year increase is due to higher selling expenses.

Fiscal 2011 net sales of $65.9 million increased $2.3 million (4%) and operating income of $9.9 million grew $0.9 million (10%) from fiscal 2010.

Fiscal 2011 full-year comparative results reflected the following:

•
Sales volume. Fiscal 2011 revenue was positively impacted by avionics growth and increased sourcing of assemblies to Applied Technology partially offset by weaker deliveries of circuit boards for secure communication devices.

•	Profit margins. Product mix had a favorable impact on full-year operating margins.

•	Operating expenses. Fiscal 2011 operating expenses were relatively unchanged from fiscal 2010 levels.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	For the years ended January 31
dollars in thousands	2012	2011	2010
Administrative expenses	$13,730	$9,784	$7,407
Administrative expenses as a % of sales	3.6%	3.1%	3.1%
Other income (expense), net	$57	$79	$102
Effective tax rate	33.1%	32.8%	34.0%

Administrative expenses increased 40% in fiscal 2012 compared with fiscal 2011. Investments in additional finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure accounted for the majority of the increased spending. Higher professional services spending related to the Vista acquisition and other business and strategic initiatives also contributed to the increase. Administrative expenses increased 32% in fiscal 2011 compared with fiscal 2010, driven by increased headcount and higher incentive compensation.

Other income (expense), net consists mainly of interest income, foreign currency transaction gain or loss, and activity related to the company's equity investment in SST. The year-over-year variability is attributable primarily to a decrease in interest income due to lower interest rates.

The fiscal 2012 effective tax rate increased slightly compared with fiscal 2011 due to a lower U.S. federal tax deduction from income attributable to manufacturing activities.

OUTLOOK
Raven has been investing to achieve growth that will average 10-12% over the long term, with opportunities to exceed that objective and an understanding that it will not meet that target every year. Management believes double digit growth in fiscal 2013 is possible, and sees a wide range of possible results for Aerostar. The profit effect of expected sales growth is projected to be partially offset by higher investments in new product development and infrastructure. In addition to the R&D investment levels, Raven will continue to explore opportunities to grow its businesses through acquisition and expansion activities.
Applied Technology
Applied Technology expects to build on its investments in international growth and integration of hardware and software solutions to improve agricultural efficiency. The development of an industry-leading decision-support system helps position Applied

#21

Technology as a premier total precision solutions provider (GPS steering devices, planting and spraying controls, data collection, transmission, storage and analysis). Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment. These factors could drive sales growth to the 15-20% range in fiscal 2013. Profitability growth could be tempered by investments in new initiatives, both from a product development and geographic expansion perspective.

Engineered Films
Management anticipates sales growth of 15-18% to be driven by increased capacity and capabilities. Demand, especially for energy and geomembrane films, continues to have a positive outlook. Crude oil prices continue to drive oil and gas drilling activities and demand for pit liners. The impact of transient factors, such as civil unrest in oil-producing countries and speculation on the price of crude oil is uncertain, but long-term needs remain. New extrusion equipment put into service in the fourth quarter of fiscal 2012 completed the second phase of its expansion, increasing total tonnage capacity by approximately 40% over the last two years. The ramp-up period for new equipment has typically taken 2-3 years, depending on market conditions. Management expects operating income growth to slightly exceed anticipated sales growth due to an improving spread of selling prices over the cost of plastic resins and higher utilization of the new extrusion equipment, partially offset by higher depreciation and investment spending for research and product development.

Aerostar
Management believes the addition of Vista surveillance technologies will bring new innovations for detecting and tracking small objects over the land, on the water and in the air. Raven solutions can replace or enhance traditional, high-cost radar systems used today.

New opportunities in tethered aerostats to provide cost effective persistent surveillance for the military will be critical to Aerostar's success. Similar to this past year, deliveries could vary significantly by quarter as orders are dependent on the government funding process. Management believes with a full year of Vista revenue, and growth in military parachutes and protective wear, Aerostar revenue growth of 20-40% is possible in the upcoming year. At this point, Aerostar's outlook is impacted by uncertainty in the funding of new projects by the U.S. government. Despite strong interest, at this point, order backlog is minimal for aerostats and surveillance systems. Aerostar sales in the first quarter are now expected to decline over the previous year. Aerostar's gross profit rates are expected to decline by about 3 percentage points in fiscal 2013 due to the change in revenue mix, with Vista service revenues carrying a lower gross profit rate than product sales.

Electronic Systems
Management looks at Electronic Systems as a complementary business to its growth divisions: Engineered Films, Aerostar and Applied Technology. This business carries technical expertise that support the efforts of its sister divisions and provides electronic manufacturing services to low-volume high-mix customers that require high levels of service and engineering support. The mid- to long-term growth strategy is predicated on the development of proprietary products, expansion of the customer base and continued in-sourcing of assemblies for Raven's other divisions. Fiscal 2013 results are expected to be in line with fiscal 2012 results as the impact of lower avionics sales is substantially offset by higher deliveries to other Raven divisions.

LIQUIDITY AND CAPITAL RESOURCES
The company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been Raven's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the company's operating, investing and financing activities.

Raven's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

Cash, cash equivalents and short-term investments totaled $25.8 million at January 31, 2012, a $12.7 million decrease from $38.6 million on the same date in 2011. In January 2012, the company made an $11.7 million net payment for the acquisition of Vista Research, Inc.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit, with a balance of zero at January 31, 2012. The line of credit is reduced by outstanding letters of credit totaling $1.3 million as of January 31, 2012. The credit line, which matures on September 1, 2012, is expected to be renewed during fiscal 2013.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services,

#22

employee compensation and income taxes. Management evaluates working capital levels through the computation of average days sales outstanding and inventory turnover. Average days sales outstanding is a measure of the company's efficiency in enforcing its credit policy. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.

Cash provided by operating activities was $43.8 million in fiscal 2012 compared with $42.1 million in fiscal 2011. The increase in operating cash flows is the result of higher company earnings, depreciation expense, and deferred income taxes, partially offset by increased working capital to support growth.

In fiscal 2012, inventory and accounts receivable consumed $27.1 million of cash versus $14.7 million in fiscal 2011. The company's inventory turnover rate declined slightly from the prior year due to higher raw material inventory levels to support increased sales (trailing 12-month inventory turn of 5.4X in fiscal 2012 versus 5.6X in fiscal 2011). Cash collections continue to be efficient, with the trailing 12 month days sales outstanding of 47 days in fiscal 2012 compared to 48 days in fiscal 2011. Year-over-year variability in accounts payable consumed $0.2 million of cash in fiscal 2012 compared to cash generated of $2.7 million in fiscal 2011 due to timing of payments. In fiscal 2012, the change in deferred income taxes contributed $5.4 million of additional operating cash flow due primarily to the deferral of tax liabilities resulting from bonus depreciation taken on qualified capital expenditures.

In fiscal 2011, inventory consumed $9.2 million of cash versus cash generated of $1.6 million in fiscal 2010, reflecting higher raw material costs, higher forecasted demand, delayed deliveries at Electronic Systems and purchases of plastic resins at Engineered Films in anticipation of price increases. Similarly, accounts receivable consumed cash of $5.5 million in fiscal 2011 versus cash generated of $6.3 million in fiscal 2010, reflecting higher receivables associated with sales growth, particularly sales of engineered films and tethered aerostats. Disciplined inventory management (inventory turnover of 5.6X in fiscal 2011 versus 5.3X in fiscal 2010) and improved cash collections (average days sales outstanding of 48 days in fiscal 2011 versus 52 days in fiscal 2010) contributed to stronger cash flows. Year-over-year variability in accounts payable and accrued liabilities generated $7.1 million in cash, as compared with cash inflows of $2.4 million in fiscal 2010. This reflected an increase in accounts payable commensurate with the rise in inventory and higher incentive compensation accruals associated with strong profits.

Investing Activities
Cash used in investing activities totaled $40.3 million in fiscal 2012, $11.4 million in fiscal 2011 and $13.4 million in fiscal 2010. Capital expenditures totaled a record $29.0 million in fiscal 2012 compared to $14.0 million in fiscal 2011. Capital spending consisted primarily of expenditures related to increased manufacturing capacity in Engineered Films, a new manufacturing facility in Applied Technology and Aerostar's commitment to a higher level of product development investments in future growth, including facilities and equipment. Capital outlay for payments related to business acquisitions was $11.8 million in fiscal 2012, primarily related to the Vista acquisition.

Management anticipates record capital spending in fiscal 2013, in the $35 million range. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages. As part of the company's investment in corporate infrastructure, Raven will be investing approximately $15-$20 million over a 3-5 year period to renovate its downtown Sioux Falls facility headquarters. Expansion of Engineered Films capacity and Applied Technology's manufacturing and research and development facility are expected to continue.

Financing Activities
Cash used in financing activities is primarily for dividend payments and repurchases of common stock. Financing activities consumed cash of $15.2 million in fiscal 2012 compared with $33.8 million in fiscal 2011 and $9.9 million in fiscal 2010.

Quarterly dividends paid in fiscal 2012 were $13.0 million, or $0.72 per share, compared to $11.5 million in fiscal 2011 and $9.9 million in fiscal 2010. In the first quarter of fiscal 2012, the company increased the quarterly dividend rate (excluding special dividends) for the 25th consecutive year. Raven has now paid a dividend in 39 consecutive years.

In fiscal 2011, the company paid a special dividend of $22.5 million, or $1.25 per share.

Cash outflow for repayment of a line of credit in fiscal 2012 totaled $2.9 million. This represents a payment to close a line of credit assumed as part of the Vista acquisition in January 2012. No borrowings were made on the line of credit.

#23

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
As of January 31, 2012, the company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment and unconditional purchase obligations, primarily for raw materials, in the amounts listed below. The company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the following table. In addition to the commitments noted there, standby letters of credit totaling $1.3 million have been issued, primarily to support self-insured workers compensation bonding requirements. In the event the bank chooses not to renew the company's line of credit, the letters of credit would cease and alternative methods of support for the insurance obligations would be necessary, would be more expensive and would require additional cash outlays. Management believes the chances of this are remote.

A summary of the obligations and commitments at January 31, 2012 and for the next five years is shown below.

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Line of credit(a)	$—	$—	$—	$—	$—

Operating leases	5,328	1,467	2,446	1,191	224
Unconditional purchase obligations	59,716	59,716	—	—	—
Postretirement benefits(b)	17,890	212	486	591	16,601
Acquisition-related contingent payments(c)	22,692	3,455	6,286	4,601	8,350
Uncertain tax positions(d)	—	—	—	—	—
	$105,626	$64,850	$9,218	$6,383	$25,175
(a)	$10.5 million line bears interest at 4.0% as of January 31, 2012 and expires September 2012. The line of credit is reduced by outstanding letters of credit totaling $1.3 million at January 31, 2012.
(b)	Postretirement benefits amounts represent expected payments on the accumulated postretirement benefit obligation.
(c)
Amounts reflect the future milestone and earn-out payments with the Vista and Ranchview acquisition. Actual payments on these obligations may vary from the recorded balance since the total payment amount due depends upon certain future conditions. See below for further detail on the specific obligations.

(d)	The total liability for uncertain tax positions at January 31, 2012 was $4.9 million. The company is not able to reasonably estimate the timing of future payments relating to non-current tax benefits.

Acquisition related obligations
The company has entered into future obligations for milestone and earn-out payments associated with the Ranchview and Vista acquisitions.

In connection with the Vista stock purchase agreement, the company has agreed to pay $3.25 million upon the total receipt of smart sensing radar systems (SSRS) orders for delivery of a specific quantity by January 31, 2013 and another $3.25 million upon the delivery of the total specific SSRS quantity by January 31, 2014. No amount would be paid if the specific milestones are not reached by the specific dates. The company will also make annual payments to the previous owners based upon earn-out percentages on specific revenue streams until January 31, 2019, not to exceed $15.0 million. Lastly, the company has agreed to fund a revenue based bonus pool for Vista employees using those same earn-out percentages on specific revenue streams until January 31, 2019, also not to exceed $15.0 million. The company has not paid any amount on these obligation as of January 31, 2012.

For the Ranchview acquisition, Raven agreed to pay additional consideration on a quarterly basis of 6% on future sales of Ranchview products, up to a maximum payment of $4.0 million. As of January 31, 2012, the company has paid a total of $0.3 million on this obligation since acquisition.

The total liability recorded on the consolidated balance sheet as of January 31, 2012 related to these future obligations was $10.9 million, of which $3.3 million is classified as accrued liabilities and $7.6 million as other liabilities. These liabilities primarily represent the present value of milestone and earn-out payments classified as consideration at the acquisition date. Payments related to the Vista employee revenue-based bonus pool were treated as a separate transaction from the acquisition and will be accrued when the specific revenue stream is recorded.

CRITICAL ACCOUNTING ESTIMATES
Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the company's balance sheet. These policies are discussed below, because a fluctuation in actual results versus expected results could materially

#24

affect operating results and because the policies require significant judgments and estimates to be made. Accounting related to these policies is initially based on best estimates at the time of original entry in the accounting records. Adjustments are periodically recorded when the company's actual experience differs from the expected experience underlying the estimates. These adjustments could be material if experience were to change significantly in a short period of time. The company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, Raven has used derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the company's financial condition, results of operations or cash flows.

Inventories
The company estimates inventory valuation each quarter. Typically, when a product reaches the end of its lifecycle, inventory value declines slowly or the product has alternative uses. Management uses its manufacturing resources planning data to help determine if inventory is slow-moving or has become obsolete due to an engineering change. The company closely reviews items that have balances in excess of the prior year's requirements, or that have been dropped from production requirements. Despite these reviews, technological or strategic decisions made by management or Raven's customers may result in unexpected excess material. Electronic Systems typically has recourse to customers for obsolete or excess material. When Electronic Systems customers authorize inventory purchases, especially with long lead-time items, they are required to take delivery of unused material or compensate the company accordingly. In every Raven operating unit, management must manage obsolete inventory risk. The accounting judgment ultimately made is an evaluation of the success that management will have in controlling inventory risk and mitigating the impact of obsolescence when it does occur.

Warranties
Estimated warranty liability costs are based on historical warranty costs and average time elapsed between purchases and returns for each business segment. Warranty issues that are unusual in nature are accrued for individually.

Allowance for Doubtful Accounts
Determining the level of the allowance for doubtful accounts requires management's best estimate of the amount of probable credit losses based on historical writeoff experience by segment and an estimate of the collectibility of any known problem accounts. Factors that are considered beyond historical experience include the length of time the receivables are outstanding, the current business climate and the customer's current financial condition.

Revenue Recognition
Estimated returns or sales allowances are recognized upon shipment of a product. The company sells directly to customers or distributors that incur the expense and commitment for any post-sale obligations beyond stated warranty terms.

Goodwill and Long-lived Assets
Management assesses goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired, using fair value measurement techniques. For goodwill, Raven performs impairment reviews by reporting units which are the company's reportable segments.

The company has the option to perform a qualitative impairment assessment over relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Certain events and circumstances reviewed are macroeconomics, industry conditions, cost inputs, overall financial performance, and other relevant entity specific events. If events and circumstances indicate the fair value of a reporting unit is more likely than not greater than its carrying amount, then no further goodwill impairment testing is needed. If events and circumstances indicate the fair value of a reporting unit is less than its carrying value, or the company does not elect to do the qualitative assessment, then the company must perform step one of the goodwill impairment analysis.

In the first step of goodwill impairment testing, the corporate discount rate is calculated so that the discounted cash flows are equal to Raven's net enterprise value. The corporate discount rate is then increased when evaluating any individual reporting unit due to any additional risk factors inherent within the unit versus the corporation as a whole. A discounted cash flow analysis is then completed for the reporting unit using the adjusted discount rate. The discounted cash flow assumptions primarily include forecasted sales and costs and the discount rate. Management evaluates the merits of each significant assumption used to determine the fair value of the reporting unit.

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

#25

methodologies in both steps of goodwill impairment testing use significant estimates and assumptions, which include projected future cash flows (including timing and the risks inherent in future cash flows), perpetual growth rates and determination of appropriate market comparables.

For long-lived assets, including definite life intangibles; investments in affiliates; and property, plant and equipment, management tests for recoverability whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Property, plant and equipment are depreciated over the estimated lives of the assets using accelerated methods, which reduces the likelihood of an impairment loss. Management periodically discusses any significant changes in the utilization of long-lived assets, which may result from, but are not limited to, an adverse change in the asset's physical condition or a significant adverse change in the business climate. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining its fair value.

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

NEW ACCOUNTING STANDARDS
See Note 1 to the consolidated financial statements in Item 8 of this report for discussion of new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company has no debt outstanding as of January 31, 2012. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the company's financial condition, results of operations or cash flows.

The company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the company's financial condition, results of operations or cash flows.

#26

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

		Page(s)
Management's Report on Internal Control Over Financial Reporting		28
Report of Independent Registered Public Accounting Firm		29
Consolidated Financial Statements
	Consolidated Balance Sheets	30
	Consolidated Statements of Income and Comprehensive Income	31
	Consolidated Statements of Shareholders' Equity	32
	Consolidated Statements of Cash Flows	33
	Notes to Consolidated Financial Statements	34
Quarterly Information (Unaudited) - included in Item 5 on page 10		10

#27

MANAGEMENT'S REPORT ON INTERNAL CONTROL
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

Management has assessed our internal control over financial reporting in relation to criteria described in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of January 31, 2012, our internal control over financial reporting was effective.

Management has excluded from its assessment the internal control over financial reporting at Vista Research, Inc. (Vista), which was acquired on January 6, 2012 and whose financial statements constitute approximately 11% of total assets and 0.2% of total revenues on the consolidated financial statements as of and for the year ended January 31, 2012.

The effectiveness of our internal control over financial reporting as of January 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ Daniel A. Rykhus	/s/ Thomas Iacarella
Daniel A. Rykhus	Thomas Iacarella
President & Chief Executive Officer	Vice President & Chief Financial Officer

March 30, 2012

#28

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries (the "Company") at January 31, 2012, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting on the preceding page. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control over Financial Reporting, management has excluded Vista Research, Inc. (Vista) from its assessment of internal control over financial reporting as of January 31, 2012 because it was acquired by the Company in a purchase business combination during January 2012. We have also excluded Vista from our audit of internal control over financial reporting. Vista is a wholly-owned subsidiary whose total assets and total revenues represent 11% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2012.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 30, 2012

#29

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	As of January 31
	2012	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$25,842	$37,563	$40,684
Short-term investments	—	1,000	3,000
Accounts receivable, net	60,759	39,967	34,327
Inventories	54,756	43,679	34,475
Deferred income taxes	3,299	2,733	2,471
Other current assets	2,903	3,239	2,790
Total current assets	147,559	128,181	117,747

Property, plant and equipment, net	61,894	41,522	33,029
Goodwill	22,274	10,777	10,699
Amortizable intangible assets, net	9,412	1,585	2,185
Other assets, net	4,564	5,695	6,649
TOTAL ASSETS	$245,703	$187,760	$170,309

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,162	$16,715	$12,398
Accrued liabilities	22,993	16,096	12,256
Customer advances	1,491	1,524	1,306
Total current liabilities	40,646	34,335	25,960

Other liabilities	24,467	12,211	11,098

Commitments and contingencies

Shareholders' Equity
Common stock, $1 par value, authorized shares 100,000; issued 32,566; 32,511; and 32,478, respectively	32,566	32,511	32,478
Paid in capital	9,607	7,060	5,604
Retained earnings	193,650	156,125	149,732
Accumulated other comprehensive loss	(1,962)	(1,120)	(1,201)
Less treasury stock at cost, 14,449 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	180,499	141,214	133,251
Noncontrolling interest	91	—	—
Total shareholders' equity	180,590	141,214	133,251
TOTAL LIABILITY AND SHAREHOLDERS' EQUITY	$245,703	$187,760	$170,309

The accompanying notes are an integral part of the consolidated financial statements.

#30

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the years ended January 31
	2012	2011	2010
Net sales	$381,511	$314,708	$237,782
Cost of sales	265,319	223,279	169,930
Gross profit	116,192	91,429	67,852

Research and development expenses	9,724	7,604	5,843
Selling, general and administrative expenses	30,827	24,073	18,789
Gain on disposition of assets	—	(451)	—
Operating income	75,641	60,203	43,220

Other income (expense), net	57	79	102
Income before income taxes	75,698	60,282	43,322

Income taxes	25,063	19,745	14,748
Net income	50,635	40,537	28,574

Net income attributable to the noncontrolling interest	66	—	—

Net income attributable to Raven Industries, Inc.	$50,569	$40,537	$28,574

Net income per common share:
─ Basic	$2.79	$2.24	$1.58
─ Diluted	$2.77	$2.24	$1.58

Comprehensive income:
Net income	$50,635	$40,537	$28,574

Other comprehensive income, net of tax:
Foreign currency translation	(38)	127	179
Postretirement benefits, net of income tax of $432, $25, and $122, respectively	(804)	(46)	(226)
Other comprehensive income (loss), net of tax	(842)	81	(47)

Comprehensive income	49,793	40,618	28,527

Comprehensive income attributable to noncontrolling interest	66	—	—

Comprehensive income attributable to Raven Industries, Inc.	$49,727	$40,618	$28,527

The accompanying notes are an integral part of the consolidated financial statements.

#31

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

						Accumulated	Total
	$1 Par common	Paid-in	Treasury stock		Retained	other comprehensive	Raven Industries, Inc.	Non controlling	Total
	stock	capital	Shares	Cost	earnings	income (loss)	Equity	Interest	Equity
Balance January 31, 2009	$32,461	$4,531	(14,449)	$(53,362)	$131,080	$(1,154)	$113,556	$—	$113,556
Net income	—	—	—	—	28,574	—	28,574	—	28,574
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(47)	(47)	—	(47)
Dividends ($0.55 per share)	—	11	—	—	(9,922)	—	(9,911)	—	(9,911)
Stock surrendered upon exercise of stock options	(51)	(1,319)	—	—	—	—	(1,370)	—	(1,370)
Employees' stock options exercised	65	1,374	—	—	—	—	1,439	—	1,439
Share-based compensation	3	1,031	—	—	—	—	1,034	—	1,034
Tax cost from exercise of stock options	—	(24)	—	—	—	—	(24)	—	(24)
Balance January 31, 2010	32,478	5,604	(14,449)	(53,362)	149,732	(1,201)	133,251	—	133,251
Net income	—	—	—	—	40,537	—	40,537	—	40,537
Other comprehensive income (loss), net of income tax	—	—	—	—	—	81	81	—	81
Dividends ($0.64 per share)	—	17	—	—	(11,563)	—	(11,546)	—	(11,546)
Dividends (special—$1.25 per share)	—	32	—	—	(22,581)	—	(22,549)	—	(22,549)
Stock surrendered upon exercise of stock options	(79)	(3,038)	—	—	—	—	(3,117)	—	(3,117)
Employees' stock options exercised	112	3,257	—	—	—	—	3,369	—	3,369
Share-based compensation	—	1,179	—	—	—	—	1,179	—	1,179
Tax benefit from exercise of stock options	—	9	—	—	—	—	9	—	9
Balance January 31, 2011	32,511	7,060	(14,449)	(53,362)	156,125	(1,120)	141,214	—	141,214
Net income	—	—	—	—	50,569	—	50,569	66	50,635
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(842)	(842)	—	(842)
Dividends ($0.72 per share)	—	19	—	—	(13,044)	—	(13,025)	—	(13,025)
Director shares issued	7	(7)	—	—	—	—	—	—	—
Stock surrendered upon exercise of stock options	(37)	(2,089)	—	—	—	—	(2,126)	—	(2,126)
Employees' stock options exercised	84	2,413	—	—	—	—	2,497	—	2,497
Share-based compensation	1	1,921	—	—	—	—	1,922	—	1,922
Tax benefit from exercise of stock options	—	290	—	—	—	—	290	—	290
Noncontrolling capital contribution	—	—	—	—	—	—	—	25	25
Balance January 31, 2012	$32,566	$9,607	(14,449)	$(53,362)	$193,650	$(1,962)	$180,499	$91	$180,590
The accompanying notes are an integral part of the consolidated financial statements.

#32

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	For the years ended January 31
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$50,635	$40,537	$28,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,180	6,512	6,611
Amortization of intangible assets	1,088	1,119	497
Gain on disposition of assets	—	(451)	—
Change in fair value of acquisition-related contingent consideration	(14)	274	94
Earnings of equity investee	(156)	(195)	(10)
Deferred income taxes	5,358	423	95
Share-based compensation expense	1,922	1,179	1,034
Change in operating assets and liabilities	(23,076)	(7,273)	10,935
Other operating activities, net	(106)	(40)	(187)
Net cash provided by operating activities	43,831	42,085	47,643

INVESTING ACTIVITIES:
Capital expenditures	(29,015)	(13,972)	(3,302)
Payments related to business acquisitions, net of cash acquired	(11,787)	(399)	(2,000)
Sales of short-term investments	1,000	3,700	500
Purchases of short-term investments	—	(1,700)	(3,500)
Purchase of equity investment	—	—	(5,000)
Proceeds from disposition of assets	—	888	—
Other investing activities, net	(511)	65	(94)
Net cash used in investing activities	(40,313)	(11,418)	(13,396)

FINANCING ACTIVITIES:
Dividends paid	(13,025)	(34,095)	(9,911)
Repayment of line of credit	(2,869)	—	—
Other financing activities, net	660	261	44
Net cash used in financing activities	(15,234)	(33,834)	(9,867)

Effect of exchange rate changes on cash	(5)	46	37

Net increase (decrease) in cash and cash equivalents	(11,721)	(3,121)	24,417
Cash and cash equivalents at beginning of year	37,563	40,684	16,267
Cash and cash equivalents at end of year	$25,842	$37,563	$40,684

The accompanying notes are an integral part of the consolidated financial statements.

#33

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
Raven Industries Inc, is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, construction and military/aerospace markets, primarily in North America. Raven operates 3 divisions (Applied Technology, Engineered Films and Electronic Systems), and 6 wholly owned subsidiaries: Aerostar International, Inc. (Aerostar); Raven Industries Canada, Inc. (Raven Canada); Raven Industries GmbH (Raven GmbH); Raven Industries Australia Pty Ltd (Raven Australia); Raven Do Brazil Participacoes E Servicos Technicos LTDA (Raven Brazil); and Vista Research, Inc. (Vista).

The consolidated financial statements for the periods included herein have been prepared by Raven Industries, Inc. (Raven or the company), pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying consolidated financial statements include the accounts of Raven and its wholly owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interest
Non-controlling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. During fiscal year 2012, the company entered into a business venture agreement to pursue potential product and support services contracts for agencies and instrumentalities for the United States Government. The business venture, Aerostar Integrated Systems, (AIS), is 75% owned by the company and is included in the Aerostar business segment. Given the company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture.

Investments in Affiliate
An affiliate investment over which the company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, is accounted for using the equity method. The investment balance is included in “other assets, net,” while the company's share of the investee's results of operations is included in “other income (expense), net.” The company considers whether the value of any of its equity method investments has been impaired whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate's industry), a write-down would be recorded.

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

Foreign Currency
The company's subsidiaries that operate outside the United States use the local currency as their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the statement of income and comprehensive income. Adjustments resulting from financial statement translations are included as foreign currency translation adjustments in “accumulated other comprehensive income (loss)” within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in “other income (expense), net” in the Consolidated Statements of Income and Comprehensive Income.

Cash and Cash Equivalents
The company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking, money market and savings accounts with Wells Fargo Bank.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is

#34

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

the company's best estimate of the amount of probable credit losses. This is based on historical writeoff experience by segment and an estimate of the collectibility of any known problem accounts.

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

Property, Plant and Equipment
Property, plant and equipment are stated at cost and are depreciated over the estimated useful lives of the assets using accelerated methods. The estimated useful lives used for computing depreciation are as follows:

Building and improvements	15 - 39 years
Manufacturing equipment by segment
Applied Technology	3 - 5 years
Engineered Films	5 - 12 years
Aerostar	3 - 5 years
Electronic Systems	3 - 5 years
Furniture, fixtures, office equipment and other	3 - 7 years

Maintenance and repairs are charged to expense in the year incurred, and renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or disposed of are removed from the accounts and the resulting gain or loss is reflected in operations.

The company capitalizes certain costs incurred in connection with developing or obtaining internal-use software in accordance with the accounting guidance for such costs. Capitalized software costs totaled $553 in fiscal 2012, $1,280 in fiscal 2011 and $914 in fiscal 2010. The costs are included in “Property, Plant and Equipment, net” on the Consolidated Balance Sheets. Software costs that do not meet capitalization criteria are expensed as incurred. Amortization expense related to capitalized software is included in depreciation.

Intangible Assets
Intangible assets, primarily comprised of technologies acquired through acquisition, are recorded at cost and are presented net of accumulated amortization. Amortization is computed either on a straight-line basis or under the undiscounted cash flows method over the estimated useful lives ranging from 3 to 20 years. The straight-line method of amortization is used when it reflects an appropriate allocation of the cost of the intangible assets to earnings in each reporting period.

Goodwill
Raven recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. For business combinations prior to February 1, 2009, earn-out payments to sellers are added to goodwill when payable under the terms of the purchase agreement. For business combinations after February 1, 2009, earn-out payments are accrued at fair value as of the purchase date, and payments reduce the accrual without affecting goodwill. Any change in the fair value of the contingent consideration after the acquisition date is recognized in the Consolidated Statements of Income and Comprehensive Income.

Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are performed at the reporting unit level. A qualitative impairment assessment over relevant events and circumstances may be assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If events and circumstances indicate the fair value of a reporting unit is less than its carrying value, then the fair values are estimated based on discounted cash flows and are compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, the amount of the impairment loss must be measured and then recognized to the extent the carrying value exceeds the implied fair value.

Long-Lived Assets
The company periodically assesses the recoverability of long-lived and intangible assets. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value.

Insurance Obligations
Raven employs insurance policies to cover workers' compensation and general liability costs. Liabilities are accrued related to

#35

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

claims filed and estimates for claims incurred but not reported. To the extent these obligations are expected to be reimbursed by insurance, the expected insurance policy benefit is included as a component of “other current assets.”

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

Revenue Recognition
Raven recognizes revenue when it is realized or realizable and has been earned. Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured and shipment or delivery has occurred (depending on the terms of the sale). The company sells directly to customers or distributors who incur the expense and commitment for any post-sale obligations beyond stated warranty terms. Estimated returns, sales allowances or warranty charges are recognized upon shipment of a product.

Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

Cost of sales	Research and development expenses	Selling, general and administrative expenses
Direct material costs Material acquisition and handling costs Direct labor Factory overhead including depreciation Inventory obsolescence Product warranties Shipping and handling cost	Personnel costs Professional service fees Material and supplies Facility allocation	Personnel costs Professional service fees Advertising Promotions Information technology equipment depreciation Office supplies

The company's gross margins may not be comparable to industry peers due to variability in the classification of these expenses across the industries in which the company operates.

Warranties
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues.

Share-Based Compensation
The company records compensation expense related to its share-based compensation plans using the fair value method. Under this method, the fair value of share-based compensation is determined as of the grant date and the related expense is recorded over the period in which the share-based compensation vests.

Income Taxes
Deferred income taxes reflect temporary differences between assets and liabilities reported on the company's balance sheet and their tax bases. These differences are measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. Deferred tax assets are reduced by a valuation allowance to reflect realizable value, when necessary. Accruals are maintained for uncertain tax positions.

New Accounting Standards
In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance on goodwill impairment testing. This guidance seeks to reduce the cost and complexity of performing the first step of the two-step goodwill impairment test. This amendment permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a more likely than not (more than 50% likelihood) that the fair value of the reporting unit is less than its carrying amount. The performance of the two-step impairment test becomes unnecessary if after assessing the totality of events and circumstances, the entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount. The amendment is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. Raven adopted the accounting guidance for our fiscal 2012 goodwill impairment analysis. The adoption of the guidance did not have any impact on the company's consolidated financial statements.

#36

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance gives an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders' equity. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The guidance should be applied retrospectively, and for public companies is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB deferred the requirement to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income. During the deferral period, there is no requirement to separately present or disclose the reclassification adjustments into net income. Raven adopted the presentation requirements related to comprehensive income, which did not have any impact on the company's consolidated financial statements.

NOTE 2	SELECTED BALANCE SHEET INFORMATION
Following are the components of selected balance sheet items:

	As of January 31
	2012	2011	2010
Accounts receivable, net:
Trade accounts	$60,929	$40,267	$34,624
Allowance for doubtful accounts	(170)	(300)	(297)
	$60,759	$39,967	$34,327
Inventories:
Finished goods	$7,094	$7,994	$6,283
In process	6,105	5,424	4,172
Materials	41,557	30,261	24,020
	$54,756	$43,679	$34,475
Other current assets:
Insurance policy benefit	$1,873	$1,909	$2,300
Prepaid expenses and other	1,030	1,330	490
	$2,903	$3,239	$2,790
Property, plant and equipment, net:
Land	$2,077	$1,798	$1,227
Buildings and improvements	36,952	24,972	22,973
Machinery and equipment	89,919	75,310	64,119
Accumulated depreciation	(67,054)	(60,558)	(55,290)
	$61,894	$41,522	$33,029
Other assets, net:
Investment in affiliate	$4,409	$4,728	$5,010
Deferred income taxes	—	924	1,580
Other, net	155	43	59
	$4,564	$5,695	$6,649
Accrued liabilities:
Salaries and benefits	$4,297	$3,264	$1,148
Vacation	4,387	3,186	2,693
401(k) contributions	966	253	180
Insurance obligations	2,789	3,356	3,959
Profit sharing	1,244	1,627	217
Warranties	1,699	1,437	1,259
Taxes - accrued and withheld	2,596	1,453	1,574
Acquisition-related contingent consideration	3,266	263	103
Other	1,749	1,257	1,123
	$22,993	$16,096	$12,256
Other liabilities:
Postretirement benefits	$7,348	$5,757	$5,283
Acquisition-related contingent consideration	7,655	2,230	2,301
Deferred income taxes	4,518	—	—
Uncertain tax positions	4,946	4,224	3,514
	$24,467	$12,211	$11,098

#37

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income refers to revenue, expenses, gains and losses that under U.S. generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. The components of accumulated other comprehensive income (loss) are shown below:

	As of January 31
	2012	2011	2010
Foreign currency translation	$145	$183	$56
Postretirement benefits, net of tax	(2,107)	(1,303)	(1,257)
Total accumulated other comprehensive loss	$(1,962)	$(1,120)	$(1,201)

NOTE 4	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31
	2012	2011	2010
Changes in operating assets and liabilities:
Accounts receivable	$(15,569)	$(5,536)	$6,325
Inventories	(11,528)	(9,189)	1,552
Prepaid expenses and other assets	(291)	96	(49)
Accounts payable	(233)	2,713	2,934
Accrued and other liabilities	4,578	4,428	(520)
Customer advances	(33)	215	693
	$(23,076)	$(7,273)	$10,935

Cash paid during the year for income taxes	$16,782	$19,700	$13,816

Significant non-cash transactions:
Capital expenditures included in accounts payable	$984	$2,181	$474

NOTE 5	ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
Vista Research
In January 2012, the company completed the stock purchase agreement for all the outstanding stock of Vista Research, Inc. (Vista) for a purchase price of $23,269, of which $12,000 was cash, $2,869 was on assumed line of credit paid by Raven at closing, and $8,400 was valued in contingent consideration and earn-outs.
Vista is a leading provider of surveillance systems that enhance the effectiveness of radars using sophisticated algorithms. Vista's smart sensing radar systems (SSRS) are employed in a host of advanced detection and tracking applications, including wide-area surveillance for the border patrol and the military. In the short term, this acquisition will allow Raven to enhance its tethered aerostat security solutions within its Aerostar Division. Longer-term, the company is positioned to meet growing global demand for low-cost detection and tracking systems used by government and law enforcement agencies. Results of operations subsequent to the acquisition have been combined into the Aerostar Division.
In connection with the stock purchase agreement, Raven has agreed to pay an aggregated $3,250 upon the total receipt of SSRS orders for delivery of a specific quantity by January 31, 2013 and another $3,250 upon the delivery of the total specific quantity by January 31, 2014. No amount would be paid if the specific milestones are not reached by the specific dates. The company will also make annual payments based upon earn-out percentages on specific revenue streams over the next seven years, not to exceed $15,000. The company has determined the fair value of these contingent considerations to be $8,400, of which $3,068 was classified as accrued liabilities and $5,332 as other liabilities in the Consolidated Balance Sheet.
Lastly, the company agreed to fund a revenue based bonus pool for Vista employees using those same earn-out percentages on specific revenue streams over the next seven years, also not to exceed $15,000. Payments related to the Vista employee revenue-based bonus pool were treated as a separate transaction from the acquisition and will be accrued when the specific revenue stream is recorded.
The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair

#38

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $11,497, all of which is tax deductible. Goodwill resulting from this business combination is largely attributable to the experienced workforce of the acquired business and synergies expected to arise after integration of Vista products into existing Aerostar products. Identifiable intangible assets acquired as part of the acquisition were $7,810, including definite-lived intangibles, such as customer relationships, proprietary technology and non-compete agreements, with a useful life ranging from six to ten years. These intangible assets will be amortized on the basis of undiscounted cash flows over a weighted average period of 4.1 years.
The total purchase price has been allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Cash	$320
Accounts receivable	2,375
Inventory	264
Other current and long term assets	3,342
Property, plant, and equipment, net	834
Goodwill	11,497
Existing technology	4,300
Customer relationships	3,260
Other intangibles	250
Current liabilities	(3,023)
Other liabilities	(150)
Total purchase price	$23,269
Vista net sales and net loss for the period from the acquisition date to January 31, 2012 were $631 and $(125), respectively.
The following pro forma consolidated condensed financial results of operations are presented as if the acquisition described above had been completed at the beginning of each period presented:

	For the years ended January 31
	2012	2011
Pro forma net sales	$395,974	$328,361
Pro forma net income attributable to Raven Industries, Inc.	49,907	39,948

Pro forma earnings per common share:
Basic	$2.75	$2.21
Diluted	$2.74	$2.21
These pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments, such as amortization and acquisition cost. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the combination occurred at the beginning of each period presented, or of future results of the consolidated entities.

SST
In November 2009, the company acquired a 20% interest in Site Specific Technology Development Group, Inc. (SST) for $5,000. SST is a privately held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage information in the precision agriculture market. At the acquisition date, the carrying value of the SST investment exceeded the company’s share of the underlying net assets of SST by $4,976. The company's analysis of this excess determined that it related to $1,054 of technology-related assets to be amortized over a seven-year period and $3,200 of license-related assets to be amortized over a ten-year period. The remainder of the excess is attributable to equity method goodwill.

#39

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Changes in the net carrying value of the investment in SST (Investment in Affiliate) were as follows:

	As of January 31
	2012	2011	2010
Balance at beginning of year	$4,728	$5,010	$—
Acquisition	—	—	5,000
Raven's share of SST earnings	156	195	10
Amortization of intangible assets	(475)	(477)	—
Balance at end of year	$4,409	$4,728	$5,010

Ranchview
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
The results of operations of Ranchview for periods prior to the company’s acquisition were not material to the company’s Consolidated Statements of Income and Comprehensive Income and, accordingly, pro forma results of operations have not been presented. This operation has been combined into the Applied Technology Division.

NOTE 6	GOODWILL AND OTHER INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill by reporting segment are shown below:

	Applied Technology	Engineered Films	Aerostar	Electronic Systems	Total
Balance at January 31, 2009	$6,457	$96	$464	$433	$7,450
Acquisition earn-outs	515	—	—	—	515
Acquired goodwill	2,734	—	—	—	2,734
Balance at January 31, 2010	9,706	96	464	433	10,699
Acquisition earn-outs	78	—	—	—	78
Balance at January 31, 2011	9,784	96	464	433	10,777
Acquired goodwill	—	—	11,497	—	11,497
Balance at January 31, 2012	$9,784	$96	$11,961	$433	$22,274

#40

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31
	2012			2011			2010
		Accumulated			Accumulated			Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$7,500	$(2,637)	$4,863	$3,200	$(2,159)	$1,041	$3,200	$(1,681)	$1,519
Customer relationships	3,494	(155)	3,339	234	(128)	106	234	(99)	135
Other intangibles	2,225	(1,015)	1,210	1,426	(988)	438	1,399	(868)	531
Total	$13,219	$(3,807)	$9,412	$4,860	$(3,275)	$1,585	$4,833	$(2,648)	$2,185
The estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

	2013	2014	2015	2016	2017
Estimated amortization expense	$1,470	$1,563	$1,998	$2,193	$1,983

NOTE 7	EMPLOYEE RETIREMENT BENEFITS
The company has two 401(k) plans covering substantially all employees as of January 31, 2012. One plan, which covers the majority of employees, matches employee contributions up to 4%. Prior to January 1, 2010, the company contributed 3% of qualified payroll. The other 401(k) plan was assumed as part of the Vista acquisition. This plan makes a 3% contribution annually and may make additional discretionary contributions to the plan that are determined annually by management. Total 401(k) contribution expense was $1,556, $1,254 and $1,085 for fiscal 2012, 2011 and 2010, respectively.

In addition, the company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no assets held for the plans and any obligations are covered through operating cash and investments. The accumulated benefit obligation for these benefits is shown below:

	For the years ended January 31
	2012	2011	2010
Benefit obligation at beginning of year	$5,969	$5,512	$4,840
Service cost	121	62	55
Interest cost	334	324	332
Actuarial (gain) loss and assumption changes	1,363	237	476
Total recognized in net and other comprehensive income	1,818	623	863
Retiree benefits paid	(227)	(166)	(191)
Benefit obligation at end of year	$7,560	$5,969	$5,512

#41

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The liability and expense reflected in the balance sheet and income statement were as follows:

	For the years ended January 31
	2012	2011	2010
Beginning liability balance	$5,969	$5,512	$4,840
Employer expense	582	552	515
Other comprehensive (income) loss	1,236	71	348
Total recognized in net and other comprehensive income	1,818	623	863
Retiree benefits paid	(227)	(166)	(191)
Ending liability balance	$7,560	$5,969	$5,512

Current portion in accrued liabilities	$212	$212	$229
Long-term portion in other liabilities	$7,348	$5,757	$5,283
Assumptions used:
Discount rate	4.50%	5.75%	6.00%
Wage inflation rate	4.00%	4.00%	3.00%

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years.

The assumed health care cost trend rate for fiscal 2012 was 8.60% compared with 9.00% and 9.51% for fiscal 2011 and 2010. The impact of a one-percentage-point change in assumed health care rates would not be significant to the company's income statement and would affect the ending liability balance by approximately $1,307. The rate to which the fiscal 2012 health care cost trend rate is assumed to decline is 5.00%, which is the ultimate trend rate. The fiscal year that the rate reaches the ultimate trend rate is expected to be fiscal 2025.

NOTE 8	WARRANTIES
Changes in the warranty accrual were as follows:

	As of January 31
	2012	2011	2010
Beginning balance	$1,437	$1,259	$1,004
Acquired	192	—	—
Accrual for warranties	3,010	2,461	2,426
Settlements made (in cash or in kind)	(2,940)	(2,283)	(2,171)
Ending balance	$1,699	$1,437	$1,259

NOTE 9	INCOME TAXES
The reconciliation of income tax computed at the federal statutory rate to the company's effective income tax rate was as follows:

	For the years ended January 31
	2012	2011	2010
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal benefit	1.0	1.3	1.3
Tax benefit on qualified production activities	(2.4)	(3.0)	(2.1)
Tax credit for research activities	(0.7)	(0.7)	(0.7)
Other, net	0.2	0.2	0.5
	33.1%	32.8%	34.0%

#42

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Significant components of the company's income tax provision were as follows:

	For the years ended January 31
	2012	2011	2010
Income taxes:
Currently payable	$19,705	$19,322	$14,653
Deferred	5,358	423	95
	$25,063	$19,745	$14,748

Deferred Tax Assets
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities were as follows:

	As of January 31
	2012	2011	2010
Current deferred tax assets:
Accounts receivable	$58	$103	$103
Inventories	452	463	344
Accrued vacation	1,248	1,008	857
Insurance obligations	559	485	553
Warranty obligations	595	503	441
Other accrued liabilities	387	171	173
	3,299	2,733	2,471

Non-current deferred tax assets (liabilities):
Postretirement benefits	2,571	2,014	1,849
Depreciation and amortization	(9,673)	(3,050)	(1,970)
Uncertain tax positions	1,673	1,426	1,180
Other	911	534	521
	(4,518)	924	1,580
Net deferred tax asset (liability)	$(1,219)	$3,657	$4,051

Pre-tax book income for the U.S. companies and the Canadian subsidiary was $74,219 and $1,338, respectively. As of January 31, 2012, undistributed earnings of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the company has not provided United States income taxes on such earnings.

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31
	2012	2011	2010
Gross unrecognized tax benefits at beginning of year	$3,112	$2,656	$2,269
Increases in tax positions related to the current year	699	601	463
Decreases as a result of a lapse in applicable statute of limitations	(244)	(145)	(76)
Gross unrecognized tax benefits at end of year	$3,567	$3,112	$2,656

During the fiscal year ended January 31, 2012, the only change to uncertain tax positions related to prior years resulted from the lapse of a statute of limitations. The company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

The total unrecognized tax benefits that, if recognized, would affect the company's effective tax rate were $2,318, $2,023 and $1,727 as of January 31, 2012, January 31, 2011 and January 31, 2010, respectively.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2012, January 31, 2011 and January 31, 2010, accrued interest and penalties were $1,379, $1,112 and $857, respectively.

#43

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The company files tax returns, including returns for its subsidiaries, with various federal, state and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2012, federal tax returns filed in the U.S., Canada and Switzerland for fiscal years ended January 31, 2008-2011 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2004-2011 remain subject to examination by state and local tax authorities.

NOTE 10	FINANCING ARRANGEMENTS
Raven has an uncollateralized credit agreement providing a line of credit of $10,500 with a maturity date of September 1, 2012, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1,342 have been issued under the line, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of January 31, 2012, 2011 and 2010, and $9,158 was available at January 31, 2012. There have been no borrowings under this credit line in the last three fiscal years.

Wells Fargo Bank, N.A. provides Raven's line of credit and holds the majority of its cash and cash equivalents. One member of the company's board of directors is also on the board of directors of Wells Fargo & Co., the parent company of Wells Fargo Bank, N.A.

Raven assumed a revolving line of credit in the amount of $2,869 as part of the Vista acquisition. The outstanding balance on this line of credit was paid and subsequently closed in January 2012. No additional borrowings were made under this line of credit since acquisition.

The company leases certain vehicles, equipment and facilities under operating leases. Total rent and lease expense was $759, $546 and $328 in fiscal 2012, 2011 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

	2013	2014	2015	2016	2017	Thereafter
Minimum lease payments	$1,467	$1,305	$1,141	$990	$201	$224

NOTE 11	SHARE-BASED COMPENSATION
At January 31, 2012, Raven had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31
	2012	2011	2010
Stock compensation cost	$1,922	$1,179	$1,034
Tax benefit	547	272	185

Compensation cost capitalized as part of inventory is not significant.

Stock Option and Compensation Plans
The 2010 Stock Incentive Plan is administered by the Personnel and Compensation Committee of the board of directors and allows for stock awards and incentive or non-qualified options with terms not to exceed 10 years. There were 500 shares of common stock reserved for grant, of which 202 were remaining at January 31, 2012. Fiscal 2012 and fiscal 2010 compensation cost includes $64 and $144 of expense recognized as a result of 1.0 and 4.8 share stock awards, respectively. No stock award was issued in fiscal 2011.

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

#44

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions by grant year:

	For the years ended January 31
	2012	2011	2010
Risk-free interest rate	0.67%	1.46%	2.03%
Expected dividend yield	1.20%	1.49%	1.73%
Expected volatility factor	51.44%	49.33%	49.69%
Expected option term (in years)	4.00	4.50	4.50

Weighted average grant date fair value	$22.11	$15.70	$11.28

Outstanding stock options as of January 31, 2012 and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2011	445	$33.86
Granted	136	59.99
Exercised	(84)	29.74
Forfeited	(1)	28.01
Outstanding, January 31, 2012	496	$41.73	$11,474	3.27

Exercisable, January 31, 2012	181	$32.04	$5,956	2.16

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $2,362, $1,102 and $314 during the years ended January 31, 2012, 2011 and 2010, respectively. As of January 31, 2012, the total compensation cost for non-vested awards not yet recognized in the company's statements of income was $4,360, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.96 years.

Deferred Stock Compensation Plan for Directors
The Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. is administered by the Governance Committee of the board of directors. Under the plan, a stock unit is the right to receive one share of the company's common stock as deferred compensation, to be distributed from an account established by the company in the name of the non-employee director. Stock units have the same value as a share of common stock but cannot be sold. Stock units are a component of the company's equity. The plan reserves 50 common shares for the conversion of stock units into common stock after directors retire from the board.

Stock units granted under this plan vest immediately and are expensed at the date of grant. Stock units are also accumulated if a director elects to defer the annual retainer paid for board service. When dividends are paid on the company's common shares, stock units are added to the directors' balances and a corresponding amount is removed from retained earnings. The intrinsic value of a stock unit is the fair value of the underlying shares.

Outstanding stock units as of January 31, 2012 and changes during the year then ended are presented below:

	Number of units	Weighted average price
Outstanding, January 31, 2011	27	$47.24
Granted	3	51.89
Deferred retainers	1	51.89
Dividends	1	58.62
Converted into common shares	(7)	56.82
Outstanding, January 31, 2012	25	$64.89

#45

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

NOTE 12	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds) and stock units outstanding. Certain outstanding options were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive. For fiscal 2012, 2011 and 2010, 34, 128 and 338 options, respectively, were excluded from the diluted net income per-share calculation.

Details of the computation are presented below:

	For the years ended January 31
	2012	2011	2010
Numerator:
Net income attributable to Raven Industries, Inc.	$50,569	$40,537	$28,574

Denominator:
Weighted average common shares outstanding	18,091	18,042	18,021
Weighted average stock units outstanding	26	25	19
Denominator for basic calculation	18,117	18,067	18,040

Weighted average common shares outstanding	18,091	18,042	18,021
Weighted average stock units outstanding	26	25	19
Dilutive impact of stock options	110	43	3
Denominator for diluted calculation	18,227	18,110	18,043

Net income per share - basic	$2.79	$2.24	$1.58
Net income per share - diluted	$2.77	$2.24	$1.58

NOTE 13	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION
The company's reportable segments are defined by their common technologies, production processes and inventories. These segments reflect Raven's organization into three Raven divisions and the Aerostar subsidiary. Raven Canada, Raven GmbH, Raven Australia, and Raven Brazil are included in the Applied Technology Division. Vista and AIS are included in the Aerostar Division. Substantially all of the company's long-lived assets are located in the United States.

Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.  Their product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring planter controls and an integrated RTK and information platform called Slingshot. Engineered Films produces rugged reinforced plastic sheeting for industrial, energy, construction, geomembrane, and agriculture applications. Aerostar sells high-altitude research balloons and tethered aerostats for government and commercial research and military parachutes. It produces uniforms and protective wear for U.S. government agencies as a subcontractor and also manufactures other sewn and sealed products on a contract basis. Electronic System's capabilities are focused on electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Electronic Systems segment include avionics, communication, environmental controls and other products where high quality is critical.

The company measures the performance of its segments based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Other income, interest expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the company's management reporting structure.

#46

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Business segment information is as follows:
	For the years ended January 31
	2012	2011		2010
APPLIED TECHNOLOGY DIVISION
Sales	$132,632	$100,090		$86,217
Operating income	45,358	31,135		25,722
Assets	69,977	52,669		51,029
Capital expenditures	11,408	1,769		941
Depreciation and amortization	2,351	2,238		1,677
ENGINEERED FILMS DIVISION
Sales	$133,481	$105,838		$63,783
Operating income	21,501	19,622	(b)	10,232
Assets	65,100	46,519		35,999
Capital expenditures	10,937	8,450		1,460
Depreciation and amortization	4,313	3,452		3,707
AEROSTAR DIVISION
Sales	$52,351	$48,787		$27,244
Operating income	11,468	9,407		5,634
Assets	51,822	18,140		10,462
Capital expenditures	3,875	2,190		332
Depreciation and amortization	1,079	757		398
ELECTRONIC SYSTEMS DIVISION
Sales	$71,744	$65,852		$63,525
Operating income	11,264	9,917		8,979
Assets	24,281	23,385		21,216
Capital expenditures	793	609		290
Depreciation and amortization	825	823		939
INTERSEGMENT ELIMINATIONS
Sales
Engineered Films Division	$(193)	$(307)		$(210)
Aerostar	(1)	(32)		(1)
Electronic Systems Division	(8,503)	(5,520)		(2,776)
Operating income	(220)	(94)		60
Assets	(405)	(186)		(92)
REPORTABLE SEGMENTS TOTAL
Sales	$381,511	$314,708		$237,782
Operating income	89,371	69,987	(b)	50,627
Assets	210,775	140,527		118,614
Capital expenditures	27,013	13,018		3,023
Depreciation and amortization	8,568	7,270		6,721
CORPORATE & OTHER(a)
Operating (loss) from administrative expenses	$(13,730)	$(9,784)		$(7,407)
Assets	34,928	47,233		51,695
Capital expenditures	2,002	954		279
Depreciation and amortization	700	361		387
TOTAL COMPANY
Sales	$381,511	$314,708		$237,782
Operating income	75,641	60,203	(b)	43,220
Assets	245,703	187,760		170,309
Capital expenditures	29,015	13,972		3,302
Depreciation and amortization	9,268	7,631		7,108

(a) Assets are principally cash, investments, deferred taxes and other receivables.
(b) Includes a $451 pre-tax gain on disposition of assets.

#47

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Sales to a customer of the Electronic Systems segment accounted for 10%, 13% and 16% of consolidated sales in fiscal 2012, 2011 and 2010, respectively, and 10%, 11% and 13% of consolidated accounts receivable at the end of fiscal 2012, 2011 and 2010, respectively.

Sales to a customer of the Engineered Films segment accounted for 11% of consolidated sales in fiscal 2012 and 1% of consolidated accounts receivable at the end of fiscal 2012.

The table below provides a summary of net sales by principal product categories:

	For the years ended January 31
	2012	2011	2010
Agricultural precision control devices and accessories	$131,169	$98,402	$83,236
Pit lining and geomembrane films	80,154	55,048	26,834
Other plastic films	53,327	50,483	36,739
Tethered aerostats	17,749	22,423	3,048
Parachutes and protective wear	26,069	17,375	15,732
Electronic manufacturing services	63,241	60,333	60,749
Other	9,802	10,644	11,444
Total sales	$381,511	$314,708	$237,782

Foreign sales are attributed to product delivered to non-U.S. locations. Sales to countries outside the United States, primarily to Canada and Brazil, were as follows:

	For the years ended January 31
	2012	2011	2010
Applied Technology	$32,931	$21,349	$17,140
Engineered Films	3,161	2,200	1,383
Aerostar	1,282	427	1,219
Electronic Systems	1,535	693	495
Total foreign sales	$38,909	$24,669	$20,237

#48

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of January 31, 2012, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company's disclosure controls and procedures were effective as of January 31, 2012.

Management's Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting and the report of the company's independent registered public accounting firm appear in Part II, Item 8. “Financial Statements and Supplementary Data” of this Form 10-K Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

#49

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the sections entitled “Election of Directors,” “Board of Directors and Committees,” “Corporate Governance,” and “Other Matters” within the company's Proxy Statement relating to its 2012 Annual Meeting of Shareholders.

Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers” .

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference to the sections entitled “Executive Compensation” and “Non-management Director Compensation” within the company's Proxy Statement relating to its 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference to the section entitled “Ownership of Common Stock” within the company’s Proxy Statement relating to its 2012 Annual Meeting of Shareholders.

The remaining information called for by this item relating to “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to the section entitled “Equity Compensation Plan Information” contained in the company’s Proxy Statement relating to its 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the sections entitled “Board of Directors and Committees” and “Corporate Governance” contained in the company’s Proxy Statement relating to its 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the section entitled “Independent Registered Public Accounting Firm Fees,” contained in the company’s Proxy Statement relating to its 2012 Annual Meeting of Shareholders.

#50

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

Financial Statements
See PART II, Item 8.

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits
See index to Exhibits on the following page.

#51

Exhibit Number	Description

2(a)
Stock Purchase Agreement, dated as of December 30, 2011, by and between Aerostar International, Inc. and Vista Applied Technologies Group, Inc. (incorporated by reference to Exhibit 2.1 of the company's Form 8-K filed January 6, 2012).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Bylaws of Raven Industries, Inc.*

3(c)	Extract of Shareholders' Resolution adopted on April 7, 1962 with respect to the bylaws of Raven Industries, Inc. *

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel Rykhus dated as of February 1, 2009 (incorporated by reference to Exhibit 10.1 of the company's Form 8-K filed February 1, 2009). †

10(b)	Employment Agreement between Raven Industries, Inc. and David R. Bair dated as of February 1, 2004. † ***

10(c)	Employment Agreement between Raven Industries, Inc. and James D. Groninger dated as of February 1, 2004. † ***

10(d)	Employment Agreement between Raven Industries, Inc. and Lon E. Stroschein dated as of October 1, 2010 (incorporated by reference to Exhibit 10.1 to the company's 8-K filed October 1, 2010). †

10(e)	Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated by reference to Exhibit 10.1 to the company's 8-K filed February 1, 2012). †

10(f)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004. † **

10(g)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Executive Officers: Daniel A. Rykhus and Thomas Iacarella. † ****

10(h)	Employment Agreement between Raven Industries, Inc. and Barbara Ohme dated as of February 1, 2004. † **

10(i)
Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees: Daniel A. Rykhus, Thomas Iacarella, David R. Bair, James D. Groninger and Barbara K. Ohme dated as of January 31, 2008 (incorporated by reference to Exhibit 10.1 of the company's 8-K filed December 17, 2007). †

10(j)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the company's definitive Proxy Statement filed April 19, 2000).†

10(k)	Raven Industries, Inc. 2010 Stock Incentive Plan adopted May 25, 2010 (incorporated by reference to Exhibit A of the company's definitive Proxy Statement filed April 14, 2010).†

10(l)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated by reference to Exhibit 10.1 to the company's 8-K filed May 24, 2007). †

10(m)	Employment Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.1 to the company's 8-K filed February 2, 2010). †

10(n)	Change in Control Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.3 to the company's 8-K filed February 2, 2010). †

10(o)	Change in Control Agreement between Raven Industries, Inc. and Lon E. Stroschein dated October 1, 2010 (incorporated by reference to Exhibit 10.3 to the company's 8-K filed October 1, 2010). †

10(p)
Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Managers: David R. Bair, Matthew T. Burkhart, James D. Groninger, Anthony D. Schmidt, Lon E. Stroschein and Barbara K. Ohme. † ****

10(q)	Change in Control Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated February 1, 2012 (incorporated by reference to Exhibit 10.3 to the company's 8-K filed February 1, 2012). †

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification pursuant to Section 906 of Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

#52

101.LAB	XBRL Taxonomy Extenstion Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to corresponding Exhibit Number of the company's Form 10-K for the year ended January 31, 1989.
**	Incorporated by reference to corresponding Exhibit Number of the company's Form 10-K for the year ended January 31, 2004.
***	Incorporated by reference to corresponding Exhibit Number of the company's Form 10-K for the year ended January 31, 2007.
****	Incorporated by reference to corresponding Exhibit Number of the company's Form 10-K for the year ended January 31, 2011.

#53

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ DANIEL A RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ DANIEL A RYKHUS	/s/ MARK E. GRIFFIN
Daniel A. Rykhus	Mark E. Griffin
President and Chief Executive Officer	Director
(principal executive officer) and Director

/s/ THOMAS IACARELLA	/s/ KEVIN T. KIRBY
Thomas Iacarella	Kevin T. Kirby
Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

/s/ THOMAS S. EVERIST	/s/ MARC E. LEBARON
Thomas S. Everist	Marc E. LeBaron
Chairman of the Board	Director

/s/ ANTHONY W. BOUR	/s/ CYNTHIA H. MILLIGAN
Anthony W. Bour	Cynthia H. Milligan
Director	Director

Date: March 30, 2012

#54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders of Raven Industries, Inc.:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated March 30, 2012 appearing elsewhere in this Annual Report on Form 10-K of Raven Industries, Inc. also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 30, 2012

#55

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2012, 2011 and 2010
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2012	$300	$(91)	$—	$39	$170
Year ended January 31, 2011	$297	$(1)	$—	$(4)	$300
Year ended January 31, 2010	$613	$(183)	$—	$133	$297

Note:

(1)	Represents uncollectible accounts receivable written off during the year, net of recoveries.

#56