Form 10-Q
period 2012-04-30
RAVEN INDUSTRIES INC
filed 2012-06-04
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 29, 2012 there were 18,136,822 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except per-share data)	April 30, 2012	January 31, 2012	April 30, 2011
ASSETS
Current assets
Cash and cash equivalents	$43,536	$25,842	$42,125
Short-term investments	—	—	500
Accounts receivable, net of allowances of $170, $170, and $200, respectively	58,641	60,759	50,542
Inventories	54,664	54,756	45,538
Deferred income taxes	3,182	3,299	2,878
Other current assets	4,886	2,903	3,113
Total current assets	164,909	147,559	144,696

Property, plant and equipment, net	64,888	61,894	42,409
Goodwill	22,274	22,274	10,777
Amortizable intangible assets, net	9,220	9,412	1,700
Other assets, net	4,434	4,564	4,653
TOTAL ASSETS	$265,725	$245,703	$204,235

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,134	$16,162	$17,447
Accrued liabilities	20,665	20,397	11,782
Taxes - accrued and withheld	11,300	2,596	6,713
Customer advances	1,200	1,491	1,320
Total current liabilities	50,299	40,646	37,262

Other liabilities	18,931	24,467	12,637

Commitments and contingencies

Shareholders' Equity
Common stock, $1 par value, authorized shares 100,000; issued 32,576; 32,566; and 32,528, respectively	32,576	32,566	32,528
Paid in capital	10,240	9,607	7,540
Retained earnings	208,871	193,650	168,582
Accumulated other comprehensive loss	(1,901)	(1,962)	(952)
Less treasury stock at cost, 14,449 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	196,424	180,499	154,336
Noncontrolling interest	71	91	—
Total shareholders' equity	196,495	180,590	154,336
TOTAL LIABILITY AND SHAREHOLDERS' EQUITY	$265,725	$245,703	$204,235

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(in thousands, except per-share data)	April 30, 2012	April 30, 2011
Net sales	$117,915	$101,541
Cost of sales	76,780	68,605
Gross profit	41,135	32,936

Research and development expenses	3,400	2,243
Selling, general and administrative expenses	9,303	7,160
Operating income	28,432	23,533

Other income (expense), net	(52)	(13)
Income before income taxes	28,380	23,520

Income taxes	9,357	7,804
Net income	19,023	15,716

Net (loss) attributable to the noncontrolling interest	(20)	—

Net income attributable to Raven Industries, Inc.	$19,043	$15,716

Net income per common share:
─ Basic	$1.05	$0.87
─ Diluted	$1.04	$0.86

Cash dividends paid per common share	$0.21	$0.18

Comprehensive income:
Net income	$19,023	$15,716

Other comprehensive income, net of tax:
Foreign currency translation	23	139
Postretirement benefits, net of income tax of $20 and $15, respectively	38	29
Other comprehensive income, net of tax	61	168

Comprehensive income	19,084	15,884

Comprehensive (loss) attributable to noncontrolling interest	(20)	—

Comprehensive income attributable to Raven Industries, Inc.	$19,104	$15,884

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(in thousands)	April 30, 2012	April 30, 2011
OPERATING ACTIVITIES:
Net income	$19,023	$15,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,892	1,985
Change in fair value of acquisition-related contingent consideration	(253)	31
Earnings of equity investee	24	1
Deferred income taxes	(477)	845
Share-based compensation expense	525	392
Change in operating assets and liabilities:
Accounts receivable	2,105	(10,468)
Inventories	97	(1,833)
Prepaid expense and other assets	(1,793)	(1,117)
Operating liabilities	6,077	5,463
Other operating activities, net	(8)	(7)
Net cash provided by operating activities	28,212	11,008

INVESTING ACTIVITIES:
Capital expenditures	(4,900)	(3,585)
Payments related to business acquisitions, net of cash acquired	(1,867)	(8)
Sales of short-term investments	—	500
Other investing activities, net	(58)	(264)
Net cash used in investing activities	(6,825)	(3,357)

FINANCING ACTIVITIES:
Dividends paid	(3,806)	(3,254)
Other financing activities, net	103	100
Net cash used in financing activities	(3,703)	(3,154)

Effect of exchange rate changes on cash	10	65

Net increase (decrease) in cash and cash equivalents	17,694	4,562
Cash and cash equivalents at beginning of year	25,842	37,563
Cash and cash equivalents at end of year	$43,536	$42,125

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying unaudited consolidated financial information has been prepared by Raven Industries, Inc. (the “company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013. The January 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This financial information should be read in conjunction with the consolidated financial statements and notes included in the company’s Annual Report on Form 10-K for the year ended January 31, 2012.

Non-controlling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. The company owns a 75% interest in an entity consolidated under the Aerostar business segment. Given the company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture. The non-controlling interests share of the net loss was $20 for the three months ended April 30, 2012. The non-controlling interest made no capital contributions during the three months ended April 30, 2012.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the company's significant accounting policies as compared to the significant accounting policies described in the company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012. Additionally, there were no new accounting standards issued or effective during the three months ended April 30, 2012 that had or are expected to have a material impact on the company's consolidated results of operations, financial condition, or cash flows.

(3) NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted-average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds), stock units and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

Certain outstanding options and units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. For the three-month periods ended April 30, 2012 and April 30, 2011, 169 and 136 shares and units were excluded, respectively.

Details of the computation are presented below:

#6

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Three Months Ended
	April 30, 2012	April 30, 2011
Numerator:
Net income attributable to Raven Industries, Inc.	$19,043	$15,716

Denominator:
Weighted average common shares outstanding	18,122	18,075
Weighted average stock units outstanding	25	27
Denominator for basic calculation	18,147	18,102

Weighted average common shares outstanding	18,122	18,075
Weighted average stock units outstanding	25	27
Dilutive impact of stock options and restricted units	114	110
Denominator for diluted calculation	18,261	18,212

Net income per share - basic	$1.05	$0.87
Net income per share - diluted	$1.04	$0.86

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected balance sheet items:

	April 30, 2012	January 31, 2012	April 30, 2011
Inventories:
Finished goods	$7,688	$7,094	$7,916
In process	6,847	6,105	5,986
Materials	40,129	41,557	31,636
	$54,664	$54,756	$45,538
Accrued liabilities:
Salaries and benefits	$2,635	$4,297	$1,972
Vacation	4,584	4,387	3,504
401(k) contributions	555	966	228
Insurance obligations	2,887	2,789	3,134
Profit sharing	413	1,244	354
Warranties	1,792	1,699	1,631
Acquisition-related contingent consideration	6,658	3,266	266
Other	1,141	1,749	693
	$20,665	$20,397	$11,782
Other liabilities:
Postretirement benefits	$7,423	$7,348	$5,774
Acquisition-related contingent consideration	2,169	7,655	2,249
Deferred income taxes	3,944	4,518	102
Uncertain tax positions	5,395	4,946	4,512
	$18,931	$24,467	$12,637

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
During the first quarter of fiscal 2013, the company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition related contingent liability related to future Ranchview sales. This resulted in a gain of $508 during the first quarter of fiscal 2012 which is included in Applied Technology operating income.

#7

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(6) EMPLOYEE RETIREMENT BENEFITS

The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2012	April 30, 2011
Service cost	$47	$30
Interest cost	84	84
Amortization of actuarial losses	58	32
Net periodic benefit cost	$189	$146

(7) WARRANTIES
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2012	April 30, 2011
Beginning balance	$1,699	$1,437
Accrual for warranties	820	807
Settlements made (in cash or in kind)	(727)	(613)
Ending balance	$1,792	$1,631

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement providing a line of credit of $10,500 with a maturity date of September 1, 2012, bearing interest at the prime rate with a minimum rate of 4.00%. Letters of credit totaling $1,342 have been issued under the line, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of April 30, 2012, January 31, 2012 and April 30, 2011, and $9,158 was available at April 30, 2012.

(9) DIVIDENDS AND STOCK SPLIT

Dividends paid during the three months ended April 30, 2012 was $3,806 or 21 cents per share. Dividends paid during the three months ended April 30, 2011 was $3,254 or 18 cents per share.

The company announced on May 23, 2012, that the board of directors approved a quarterly cash dividend of 21 cents per share, payable July 25, 2012 to shareholders of record on July 10, 2012.

On May 23, 2012, the Board of Directors declared a two-for-one split of the company's common stock to be effected in the form of a stock dividend. The record date for the stock dividend is July 10, 2012, with the shares distributed on July 25, 2012. Per share calculations and average shares outstanding for all reported periods will be retrospectively adjusted during the second quarter of fiscal 2013.

Pro forma basic and diluted earnings per share on a post stock split basis for the three months ended April 30, 2012 would both have been $0.52 per share. Pro forma basic and diluted earnings per share on a post stock split basis for the three months ended April 30, 2011 would both have been $0.43 per share.

(10) SHARE-BASED COMPENSATION

Stock Options

The company granted 76 non-qualified stock options during the three months ended April 30, 2012. Options are granted with

#8

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

exercise prices not less than market value at the date of grant. The stock options vest over a four-year period and expire after five- years. Options contain retirement and change in control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The company uses historical data to estimate option exercise and employee termination within the valuation model. No stock options were granted during the three months ended April 30, 2011.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions:

Three Months Ended
April 30, 2012
Risk-free interest rate	0.86%
Expected dividend yield	1.33%
Expected volatility factor	49.65%
Expected option term (in years)	3.75

Weighted average grant date fair value	$21.91

Restricted Stock Units

During the three months ended April 30, 2012, the company granted 11 time vested and 25 performance based restricted stock units to employees under the 2010 Stock Incentive Plan. Time vested restricted stock units will vest, if at the end of the three- year period, the employee is still with the company. The performance based restricted stock units will vest if, at the end of the three-year performance period, the company has achieved certain performance goals and the individual remains employed by the company. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the company's actual performance over the three-year period in comparison to the target award goal based on return on sales (ROS). Return on sales is defined as net income divided by net sales. Dividends are earned on the restricted stock units over the vesting period.
The fair value of a time vested restricted stock unit is measured based upon the closing market price of common stock as of the date of grant. The fair value of the restricted stock units on the grant date was $63.31.
Fair value is determined for the performance share awards based upon the closing market price of common stock as of the date of grant multiplied by the number of shares granted, which is determined by an estimated ROS target over the three year performance period. The number of units issued at the vesting date will be based on actual results. The fair value of the restricted stock units on the grant date was $63.31. The estimated performance of ROS used to estimate the number of shares expected to vest is evaluated at least quarterly.

(11) SEGMENT REPORTING

The company has four business segments: Applied Technology Division, Engineered Films Division, Aerostar Division, and Electronic Systems Division. The company's reportable segments are defined by their common technologies, production processes and inventories. These segments reflect Raven's organization into three Raven divisions and the Aerostar subsidiary. Raven Canada, Raven GmbH, Raven Australia, and Raven Brazil are included in the Applied Technology Division. Vista and AIS are included in the Aerostar Division. Substantially all of the company's long-lived assets are located in the United States.

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
Intersegment sales were primarily from Electronic Systems to Applied Technology. Business segment net sales and operating income results are as follows:

#9

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Three Months Ended
	April 30, 2012	April 30, 2011
Net sales
Applied Technology	$50,480	$39,125
Engineered Films	41,094	30,091
Aerostar	10,801	15,139
Electronic Systems	19,120	19,477
Intersegment eliminations	(3,580)	(2,291)
Consolidated net sales	$117,915	$101,541

Operating income (loss)
Applied Technology	$20,910	$15,074
Engineered Films	9,179	4,129
Aerostar	(1,161)	4,062
Electronic Systems	3,695	3,412
Intersegment eliminations	(31)	12
Total reportable segment income	32,592	26,689
Administrative and general expenses	(4,160)	(3,156)
Consolidated operating income	$28,432	$23,533

Effective June 1, 2012, the company will realign the assets and team members of its Electronic Systems Division deploying them into the company's Aerostar and Applied Technology Divisions. This repositioning is expected to better align the company's corporate structure with its mission and long-term growth strategies. Approximately 75 percent of Electronic Systems net sales will go to Aerostar and the remaining balance, after adjustments to intersegment eliminations, to Applied Technology. After the realignment, the company will continue with its core growth divisions: Applied Technology, Engineered Films and Aerostar. The company's internal reporting (chief operating decision maker reports) will be changed to reflect this realignment during the second quarter of fiscal 2013. During the quarter ending July 31, 2012, the company will retrospectively adjust its segment information for all periods presented to reflect this change in segment reporting.

#10

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the company's consolidated financial statements for the three months ended April 30, 2012 and April 30, 2011, as well as the company's consolidated financial statements and related notes thereto and management's discussion and analysis of financial condition and results of operations in the company's Form 10-K for the year ended January 31, 2012.

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

Vision and Strategy
The company's vision is to advance its leadership positions in niche markets through the development of innovative solutions to address the needs of customers and help solve great challenges in the areas of hunger, safety, security and energy independence.

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

#11

Results of Operations
Consolidated financial highlights for the first quarter of fiscal 2013 and fiscal 2012 include the following:

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2012	April 30, 2011	% Change
Net sales	$117,915	$101,541	16%
Gross profit	41,135	32,936	25%
Gross margins(a)	34.9%	32.4%
Operating income	$28,432	$23,533	21%
Operating margins	24.1%	23.2%
Net income attributable to Raven Industries, Inc.	$19,043	$15,716	21%
Diluted earnings per share	$1.04	$0.86

Operating cash flow	$28,212	$11,008
Cash dividends	$3,806	$3,254

(a)
The company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the company operates.

Net sales and earnings trends the company experienced in the 2012 fiscal year continued in the 2013 fiscal first quarter, with net sales up 16% to $117.9 million, from $101.5 million in the prior-year period. First-quarter net income attributable to Raven Industries, Inc. rose 21% to $19.0 million, or $1.04 per diluted share, versus fiscal 2012 first-quarter net income of $15.7 million, or $0.86 per diluted share.
Growth was driven by the Engineered Films and Applied Technology Divisions, where double-digit sales gains were accompanied by even stronger increases in operating income. Aerostar Division operating margins were negatively impacted by lack of tethered aerostat and radar sales. Electronic Systems product mix had a favorable impact on the first quarter operating margins.
Applied Technology
Fiscal 2013 first quarter net sales of $50.5 million grew $11.3 million, or 29%, and operating income of $20.9 million increased $5.9 million, or 39%, reflecting strong sales in field computers, application controls, information management and, in particular, guided steering systems that enhance farm yields and reduce operating costs. International sales continue to be strong for the first three months of fiscal 2013.

Engineered Films
Fiscal 2013 first quarter net sales of $41.1 million increased $11.0 million, or 37%, and operating income of $9.2 million increased 122% from prior year first quarter. Continued strength in the energy and agriculture markets, and deliveries of geomembrane films for environmental protection drove first quarter net sales growth. Higher year-over-year profitability for the quarter related to margin expansion due to improved operating efficiencies and lower material and overhead cost relative to sales.

Aerostar
Net sales in the first quarter were down 29% to $10.8 million from $15.1 million in the previous year's first quarter. Aerostar reported an operating loss of $1.2 million, versus operating income of $4.1 million a year earlier. A difficult federal spending environment impacted aerostat orders during the three month period. Increased sales volume of T-11 Army parachutes and protective wear could not offset the negative impact of no tethered aerostat shipments.

Electronic Systems
Fiscal 2013 first quarter net sales of $19.1 million were down slightly by $0.3 million, or 2%. Operating income of $3.7 million increased from $3.4 million, or 8%. Higher intercompany shipments to Applied Technology drove the gross margin increase.

#12

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.

	Three Months Ended
(dollars in thousands)	April 30, 2012	April 30, 2011	$ Change	% Change
Net sales	$50,480	$39,125	$11,355	29%
Gross profit	26,042	18,931	7,111	38%
Gross margins	51.6%	48.4%
Operating income	20,910	15,074	5,836	39%
Operating margins	41.4%	38.5%

The following factors were the primary drivers of the year-over-year quarterly growth in net sales and operating income:

•
Market conditions. Global market fundamentals were healthy as population and income growth in emerging economies have increased demand for food. These factors have resulted in higher crop prices and wider acceptance of precision agriculture as a sound investment for maximizing yields and controlling input costs.

•
Sales volume. The favorable year-over-year comparisons reflect strong sales growth across the majority of the division's product offerings, including application controls, field computers, guidance and steering products, and boom controls.

•
International sales. Year-to-date international sales totaled $13.8 million, increasing 26% from a year ago. Products delivered to South America, Eastern Europe, South Africa, and Canada, generated the majority of the international sales growth. International sales accounted for 27% of total Applied Technology net sales in the first quarter compared to 28% at this time last year.

•
Gross margins. Gross margins for the fiscal 2013 first quarter of 51.6% improved from 48.4% in fiscal 2012 first quarter due primarily to higher sales and operating leverage on profitability. Historically, the first quarter is the seasonal high point in the division. Gross margins were also positively impacted in the first quarter of fiscal 2013 by one percentage point due to the early buyout of the Ranchview acquisition related contingent liability.

•
Operating expenses. First quarter operating expenses of 10.2% of net sales increased slightly from prior first quarter of 9.9% of net sales due to the division's continued investment in research and development expenses. R&D cost as compared to net sales in fiscal 2013 was 4.4% compared to 3.8% in the prior year.

Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended
(dollars in thousands)	April 30, 2012	April 30, 2011	$ Change	% Change
Net sales	$41,094	$30,091	$11,003	37%
Gross profit	10,528	5,239	5,289	101%
Gross margins	25.6%	17.4%
Operating income	9,179	4,129	5,050	122%
Operating margins	22.3%	13.7%

The following factors were the primary drivers of the three month year-over-year changes:

•
Market conditions. Economic growth in emerging markets continued to support higher oil and natural gas prices, and in turn, increased related drilling activity and demand for pit liners in the energy market.

•
Sales volume and selling prices. Sales growth for the first quarter of fiscal 2013 was predominately driven by the increased demand for pit liners utilized in oil and gas exploration activity. Environmental and water conservation projects increased the demand for geomembrane containment liners and covers during the quarter. Selling prices were up roughly 11%

#13

reflecting higher input cost over the comparable first quarter in the prior year. Sales volume, as measured by pounds shipped, was up 20% for first quarter in fiscal 2013 as stronger demand combined with additional extrusion capacity, which went into production in the fourth quarter of last fiscal year.

•
Gross margin increase. For the three-month period, margins improved 8.2% due to improved operating efficiencies, positive operating leverage and a more favorable price versus material spread. Material cost as a percentage of sales was 60% for the three months ended April 2012 compared with 66% for the same prior year period.

•
Operating expenses. First quarter operating expenses were 3.3% of net sales in fiscal 2013 versus 3.7% in fiscal 2012. Selling expense increases of $0.2 million (28%) and relatively flat R&D expense lagged the 37% increase in net sales.

Aerostar
Aerostar designs and sells tethered aerostats and radar systems for situational awareness. This division produces military parachutes, uniforms and protective wear, and other sewn and sealed products.

	Three Months Ended
(dollars in thousands)	April 30, 2012	April 30, 2011	$ Change	% Change
Net sales	$10,801	$15,139	$(4,338)	(29)%
Gross profit	370	5,000	(4,630)	(93)%
Gross margins	3.4%	33.0%
Operating income (loss)	(1,161)	4,062	(5,223)	(129)%
Operating margins	(10.7)%	26.8%

The following factors were the primary drivers of the year-over-year changes in net sales and operating income:

•
Sales volumes and Volatility in aerostat deliveries. Net sales for the first quarter decreased $4.3 million, or 29% compared to the prior year primarily due to a $7.3 million decrease of tethered aerostat deliveries. Aerostat sales can vary significantly from quarter-to-quarter as reflected in the three-month year-over-year comparison. The decrease in aerostat deliveries was partially offset by an increase in T-11 parachute and spare part shipments and additional protective wear sales ($1.1 million) and Vista net sales of $2.6 million.

•
Gross margin changes. First quarter gross margins declined from 33.0% one year ago to 3.4%. Last year's margins were favorably impacted by higher margin aerostat sales. Aerostat sales accounted for approximately 48% of net sales in the first quarter fiscal 2012 compared to none in the first quarter fiscal 2013. Parachute and protective wear gross margins percentage was consistent with the prior first quarter, however, Vista operating losses during first quarter fiscal 2013 negatively impacted gross margins.

•
Operating expenses. First quarter operating expenses of $1.5 million increased to 14.2% of net sales from 6.2% in the first quarter of fiscal 2012. Current year operating expenses primarily reflect increased investment in research and development to support next generation aerostat and Vista radar technology. Higher selling and business development expenses were directed towards expansion of the tethered aerostat and radar business.

Electronic Systems
Electronic Systems is a total-solutions provider of electronics manufacturing services, primarily to North American original equipment manufacturers.

	Three Months Ended
(dollars in thousands)	April 30, 2012	April 30, 2011	$ Change	% Change
Net sales	$19,120	$19,477	$(357)	(2)%
Gross profit	4,226	3,754	472	13%
Gross margins	22.1%	19.3%
Operating income	3,695	3,412	283	8%
Operating margins	19.3%	17.5%

#14

The following factors were the primary drivers of the first quarter changes in net sales and operating income:

•
Sales volume. First quarter net sales decreased 2% year-over-year, reflecting lower avionics volume. This was partially offset by additional sourcing of assemblies to the Applied Technology Division and increased sales of hand-held bed controls.

•	Gross margins. For the quarter, gross margins improved from 19.3% to 22.1% due to favorable product mix. This resulted from increased additional sourcing for Applied Technology.

•	Operating expenses. The increase in operating expense from first quarter fiscal 2013 to fiscal 2012 is due to higher selling expenses.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2012	April 30, 2011
Administrative expenses	$4,160	$3,156
Administrative expenses as a % of sales	3.5%	3.1%
Other income (expense), net	$(52)	$(13)
Effective tax rate	33.0%	33.2%

Administrative expenses increased during the first three months from the prior year by 32% due to continued investments in additional finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure.
“Other income (expense), net” consists mainly of activity related to the company's equity investment in SST, interest income, and foreign currency transaction gain. The year-over-year variability for the year-to-date expense is primarily attributable to SST results.

OUTLOOK
Management anticipates continued positive trends in Engineered Films and Applied Technology while order variability will likely persist in Aerostar going forward. For the company overall, management believes that it can meet its long-term target of 10-15% earnings growth.
Applied Technology
Applied Technology expects to continue to build on its investments in international growth and integration of hardware and software solutions to improve agricultural efficiency. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment. These factors indicate that sales growth could continue to be in excess of 20% in fiscal 2013. Profitability growth could be tempered by investments in new initiatives, both from a product development and geographic expansion perspective.

Engineered Films
Management looks for sales growth for fiscal 2013 in the high teens, driven by increased capacity and capabilities, and assuming steady resin prices. Demand continues to have a positive outlook. Oil and gas drilling activities drives demand for pit liners. New extrusion equipment put into service is ramping up according to plan. This period for new equipment has typically taken 2-3 years, depending on market conditions. Management expects operating income growth to continue to exceed anticipated sales growth due to improved scrap levels, the spread of selling prices over the cost of plastic resins and higher utilization of the new extrusion equipment, partially offset by higher depreciation and investment spending for research and product development.

Aerostar
While the addition of Vista surveillance technologies is expected to bring new innovations for detecting and tracking small objects over the land, on the water and in the air, government funding for projects related to surveillance continues to be erratic. Sales growth in fiscal 2013 does not appear likely.

New opportunities in tethered aerostats to provide cost effective persistent surveillance for the military and border security are critical to Aerostar's success. Despite strong showings by Aerostar's military parachute and high-altitude research balloon

#15

operations, Aerostar may not be profitable until the third quarter of the year. Management is pursuing opportunities to add new markets for its aerostat business, and is closely monitoring spending levels compared to anticipated sales levels, while continuing to invest in the integration of Vista Research and Electronic Systems into Aerostar operations.
Electronic Systems
Effective June 1, 2012, Electronic Systems will be merged into Raven's Applied Technology and Aerostar Divisions. Approximately 75 percent of Electronic Systems sales will go to Aerostar. Management recognizes that the integration of these businesses will be challenging, both from a sales and an operational perspective. After the realignment, Raven Industries will continue with the company's core growth divisions: Applied Technology, Engineered Films and Aerostar. Electronic Systems fiscal 2013 sales, before the split into the separate divisions, are expected to be as much as 10 percent lower than in fiscal 2012 as the impact of lower avionics sales may not be fully offset by higher deliveries to other customers. There is also a risk that operating income could be impacted by integration costs in fiscal 2013.

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

Cash, cash equivalents and short-term investments totaled $43.5 million at April 30, 2012, a $17.7 million increase compared to $25.8 million at January 31, 2012. The comparable balance one year earlier totaled $42.6 million. Increases in capital expenditures and a $12.0 million payment to acquire Vista Research, Inc., in the fourth quarter last year were offset by cash flows from operations.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit, with a balance of zero at April 30, 2012. The line of credit is reduced by outstanding letters of credit totaling $1.3 million as of April 30, 2012. The credit line, which matures on September 1, 2012, is expected to be renewed during fiscal 2013.

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

Cash provided by operating activities was $28.2 million in first quarter of fiscal 2013 compared with $11.0 million in the first quarter of fiscal 2012. The increase in operating cash flows is the result of higher company earnings, depreciation expense, and collection of accounts receivable balances.

Inventory and accounts receivable generated $2.2 million of cash in the first quarter of fiscal 2013 versus consumed $12.3 million of cash in the first quarter of fiscal 2012. The company's inventory turnover rate declined from the prior year due to higher raw material inventory levels to support increased sales (trailing 12-month inventory turn of 5.2X in fiscal 2013 versus 5.7X in fiscal 2012). Cash collections continue to be efficient, with the trailing 12 month days sales outstanding of 47 days at April 30, 2012 and 49 days at April 30, 2011.

Investing Activities
Cash used in investing activities totaled $6.8 million in the first quarter of fiscal 2013 versus $3.4 million in the first quarter of fiscal 2012, reflecting a $1.3 million increase in capital expenditures and $1.9 million payment to settle an acquisition related contingent liability.

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

#16

Financing Activities
Dividends of $3.8 million or 21 cents per share were paid during the current quarter compared to $3.3 million or 18 cents per share in the year ago quarter. The 21 cents per share dividend represents the company's 26th consecutive increase in the annual dividend (excluding special dividends). Raven has now paid a dividend in 39 consecutive years.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
There have been no material changes since the fiscal year ended January 31, 2012.

NEW ACCOUNTING PRONOUNCEMENTS
There were no new accounting standards issued or effective during the three months ended April 30, 2012 that had or are expected to have a material impact on the company's consolidated results of operations, financial condition, or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The company has no debt outstanding as of April 30, 2012. The company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the company's financial condition, results of operations or cash flows.

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
Evaluation of Disclosure Controls and Procedures
As of April 30, 2012, the end of the period covered by this report, management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the company’s disclosure controls and procedures were effective as of April 30, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

#17

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

Item 1A. Risk Factors: No material change.

Item 2. Changes in Securities: None

Item 3. Defaults upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits Filed:

Exhibit Number	Description

3(b)	Amended and Restated Bylaws (incorporated by reference to Exhibit B of the definitive proxy statement filed April 12, 2012).

10(k)	Amended and Restated Raven Industries, Inc. 2010 Stock Incentive Plan adopted May 25, 2012 (incorporated by reference to Exhibit A of the definitive proxy statement filed April 12, 2012).

10(r)	Raven Industries Inc. Non-Qualified Stock Option agreement

10(s)	Raven Industries, Inc. Restricted Stock Unit agreement

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extenstion Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#18

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: June 4, 2012

#19