Form 10-Q
period 2012-07-31
RAVEN INDUSTRIES INC
filed 2012-08-31
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 27, 2012 there were 36,298,798 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	July 31, 2012	January 31, 2012	July 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$44,113	$25,842	$46,978
Accounts receivable, net	49,885	60,759	43,248
Inventories	50,389	54,756	50,249
Deferred income taxes	3,251	3,299	2,804
Other current assets	4,122	2,903	2,937
Total current assets	151,760	147,559	146,216

Property, plant and equipment, net	73,189	61,894	48,011
Goodwill	22,274	22,274	10,777
Amortizable intangible assets, net	8,971	9,412	1,816
Other assets, net	4,254	4,564	4,508
TOTAL ASSETS	$260,448	$245,703	$211,328

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,835	$16,162	$16,825
Accrued liabilities	23,971	22,993	14,887
Customer advances	1,111	1,491	2,258
Total current liabilities	35,917	40,646	33,970

Other liabilities	19,204	24,467	13,229

Commitments and contingencies

Shareholders' Equity
Common stock, $1 par value, authorized shares 100,000; issued 65,196; 65,132; and 65,078, respectively	65,196	32,566	32,539
Paid in capital	3,934	9,607	8,088
Retained earnings	191,397	193,650	177,783
Accumulated other comprehensive loss	(1,931)	(1,962)	(919)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	205,234	180,499	164,129
Noncontrolling interest	93	91	—
Total shareholders' equity	205,327	180,590	164,129
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$260,448	$245,703	$211,328

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per-share data)	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Net sales	$101,674	$90,344	$219,589	$191,885
Cost of sales	71,610	62,214	148,390	130,819
Gross profit	30,064	28,130	71,199	61,066

Research and development expenses	3,564	2,374	6,964	4,617
Selling, general and administrative expenses	9,093	7,082	18,396	14,242
Operating income	17,407	18,674	45,839	42,207

Other (expense), net	(96)	(76)	(148)	(89)
Income before income taxes	17,311	18,598	45,691	42,118

Income taxes	5,743	6,137	15,100	13,941
Net income	11,568	12,461	30,591	28,177

Net income attributable to the noncontrolling interest	22	—	2	—

Net income attributable to Raven Industries, Inc.	$11,546	$12,461	$30,589	$28,177

Net income per common share:
─ Basic	$0.32	$0.34	$0.84	$0.78
─ Diluted	$0.32	$0.34	$0.84	$0.77

Cash dividends paid per common share	$0.105	$0.09	$0.21	$0.18

Comprehensive income:
Net income	$11,568	$12,461	$30,591	$28,177

Other comprehensive income, net of tax:
Foreign currency translation	(68)	21	(45)	160
Postretirement benefits, net of income tax expense of $20, $7, $41 and $22, respectively	38	12	76	41
Other comprehensive income, net of tax	(30)	33	31	201

Comprehensive income	11,538	12,494	30,622	28,378

Comprehensive income attributable to noncontrolling interest	22	—	2	—

Comprehensive income attributable to Raven Industries, Inc.	$11,516	$12,494	$30,620	$28,378

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Dollars in thousands)	July 31, 2012	July 31, 2011
OPERATING ACTIVITIES:
Net income	$30,591	$28,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,036	4,159
Gain on acquisition-related contingent liability settlement	(508)	—
Change in fair value of acquisition-related contingent consideration	508	(93)
Earnings of equity investee	57	27
Deferred income taxes	(590)	1,352
Share-based compensation expense	1,570	984
Change in operating assets and liabilities:
Accounts receivable	10,798	(3,192)
Inventories	4,368	(6,546)
Prepaid expense and other assets	(990)	(932)
Operating liabilities	(7,407)	2,427
Other operating activities, net	29	(100)
Net cash provided by operating activities	44,462	26,263

INVESTING ACTIVITIES:
Capital expenditures	(16,870)	(11,000)
Sales of short-term investments	—	1,000
Other investing activities, net	22	(501)
Net cash used in investing activities	(16,848)	(10,501)

FINANCING ACTIVITIES:
Dividends paid	(7,618)	(6,509)
Payments of acquisition-related contingent liability	(1,867)	—
Other financing activities, net	163	62
Net cash used in financing activities	(9,322)	(6,447)

Effect of exchange rate changes on cash	(21)	100

Net increase in cash and cash equivalents	18,271	9,415
Cash and cash equivalents at beginning of year	25,842	37,563
Cash and cash equivalents at end of year	$44,113	$46,978

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Raven Industries, Inc. (the Company or Raven) is an industrial manufacturer providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets, primarily in North America. The Company is comprised of unique operating units, or divisions, classified into three reportable segments: Applied Technology, Engineered Films and Aerostar.
The accompanying unaudited consolidated financial information, which includes the accounts of Raven and its wholly-owned or controlled subsidiaries, net of intercompany balances and transactions which have been eliminated, has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by GAAP for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2012.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three- and six-month periods ended July 31, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013. The January 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. The Company owns a 75% interest in an entity consolidated under the Aerostar business segment. Given the Company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor interests in the net assets and operations of the business venture. No capital contributions were made by the noncontrolling interest during the three and six-month periods ended July 31, 2012.
On May 23, 2012, the Board of Directors declared a two-for-one split of the Company's common stock to be effected in the form of a stock dividend. The record date for the stock dividend was July 10, 2012, with the shares distributed on July 25, 2012. Upon completion of the stock split, the Company's shares outstanding increased from approximately 32,598 shares to 65,196 shares. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the stock split and have been retroactively adjusted for all periods presented.

For the six months ended July 31, 2012, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities by $1,867 for acquisition-related contingent liability payments during the three months ended April 30, 2012.  This immaterial change increased cash used in financing activities and decreased cash used in investing activities by $1,867. The Company will revise the statement of cash flows for the three months ended April 30, 2012 for this item in future filings.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

The Company did, however, evaluate and update its revenue recognition policy to reflect characteristics of contracts entered into by its subsidiary, Vista Research, Inc. (Vista) acquired in January 2012. Raven recognizes revenue when it is realized or realizable and has been earned.  Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured and shipment or delivery has occurred (depending on the terms of the sale).   The Company sells directly to customers or distributors who incur the expense and commitment for any post-sale obligations beyond stated warranty terms.  Estimated returns, sales allowances or warranty charges are recognized upon shipment of a product.  The Company has updated its policy to recognize revenue on certain long-term, service-related contracts under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared

#6

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

to total estimated contract costs.  Losses estimated to be incurred upon completion of contracts are charged to operations when they become known.   This addition to our policy will better match revenues with the expenses on these contracts.

(3) NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding which includes the shares issuable upon exercise of employee stock options (net of shares assumed purchased with the option proceeds), stock units and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.

Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. For the three and six-month periods ended July 31, 2012, 393 and 352 options and restricted stock units were excluded, respectively. For the three and six-month periods ended July 31, 2011, 272 and 272 options were excluded, respectively.

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Numerator:
Net income attributable to Raven Industries, Inc.	$11,546	$12,461	$30,589	$28,177

Denominator:
Weighted average common shares outstanding	36,286	36,166	36,265	36,158
Weighted average stock units outstanding	57	58	53	56
Denominator for basic calculation	36,343	36,224	36,318	36,214

Weighted average common shares outstanding	36,286	36,166	36,265	36,158
Weighted average stock units outstanding	57	58	53	56
Dilutive impact of stock options and restricted stock units	222	206	227	214
Denominator for diluted calculation	36,565	36,430	36,545	36,428

Net income per share - basic	$0.32	$0.34	$0.84	$0.78
Net income per share - diluted	$0.32	$0.34	$0.84	$0.77

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

#7

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	July 31, 2012	January 31, 2012	July 31, 2011
Accounts Receivable, net:
Trade accounts	$50,055	$60,929	$43,510
Allowance for doubtful accounts	(170)	(170)	(262)
	$49,885	$60,759	$43,248
Inventories:
Finished goods	$7,394	$7,094	$7,780
In process	4,979	6,105	7,687
Materials	38,016	41,557	34,782
	$50,389	$54,756	$50,249
Property, plant and equipment, net:
Property, plant and equipment	$145,433	$128,948	$111,518
Accumulated depreciation	(72,244)	(67,054)	(63,507)
	$73,189	$61,894	$48,011
Accrued liabilities:
Salaries and benefits	$2,993	$4,297	$2,356
Vacation	4,155	4,387	3,484
401(k) contributions	611	966	271
Insurance obligations	3,003	2,789	3,085
Profit sharing	612	1,244	536
Warranties	1,949	1,699	1,642
Acquisition-related contingent consideration	7,028	3,266	271
Taxes - Accrued and withheld	1,999	2,596	2,244
Other	1,621	1,749	998
	$23,971	$22,993	$14,887
Other liabilities:
Postretirement benefits	$7,520	$7,348	$5,880
Acquisition-related contingent consideration	2,108	7,655	2,076
Deferred income taxes	3,919	4,518	517
Uncertain tax positions	5,657	4,946	4,756
	$19,204	$24,467	$13,229

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During the first quarter of fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 during the first quarter of fiscal 2013 which is included in Applied Technology operating income.

(6) EMPLOYEE RETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no plan assets for the plans and any obligations are covered through operating cash and investments. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Service cost	$47	$30	$94	$60
Interest cost	84	84	168	168
Amortization of actuarial losses	58	31	116	63
Net periodic benefit cost	$189	$145	$378	$291

#8

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(7) WARRANTIES
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Beginning balance	$1,792	$1,631	$1,699	$1,437
Accrual for warranties	778	781	1,598	1,588
Settlements made (in cash or in kind)	(621)	(770)	(1,348)	(1,383)
Ending balance	$1,949	$1,642	$1,949	$1,642

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement providing a line of credit of $10,500 with a maturity date of November 30, 2012, bearing interest at the prime rate with a minimum rate of 4%. Letters of credit totaling $992 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of July 31, 2012, January 31, 2012 or July 31, 2011, and $9,508 was available at July 31, 2012.

(9) DIVIDENDS

Dividends paid during the six months ended July 31, 2012 were $7,618 or 21 cents per share. Dividends paid during the six months ended July 31, 2011 were $6,509 or 18 cents per share.

The Company announced on August 28, 2012, that the Board of Directors approved a quarterly cash dividend of 10.50 cents per share, payable October 25, 2012 to shareholders of record on October 10, 2012.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the six months ended July 31, 2012.

Stock Option Awards
The Company granted 151 non-qualified stock options during the three months ended April 30, 2012. Options are granted with exercise prices not less than market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and employee termination within this valuation model.

The fair value of options granted during the three months ended April 30, 2012 was estimated using the following weighted average assumptions:

Risk-free interest rate	0.86%
Expected dividend yield	1.33%
Expected volatility factor	49.65%
Expected option term (in years)	3.75

Weighted average grant date fair value	$10.96

The Company did not grant any options during the three months ended July 31, 2012 or during the three and six months ended April 30, 2011 and July 31, 2011.

Restricted Stock Unit Awards
The Company granted 21 time-vested and 51 performance-based restricted stock units to employees during the three months ended April 30, 2012. Time-vested restricted stock units will vest, if at the end of the three-year period, the employee remains employed

#9

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

by the Company. The performance-based restricted stock units will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award goal based on return on sales (ROS), which is defined as net income divided by net sales. Dividends are cumulatively earned on both types of restricted stock units over the vesting period.
The fair value of a time-vested restricted stock unit is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value of the time-vested restricted stock units was $31.66.
The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date multiplied by the number of restricted stock units granted, which is determined by an estimated ROS target over the three-year performance period. The estimated ROS performance used to estimate the number of restricted stock units expected to vest is evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results. The fair value of the performance-based restricted stock units on the grant date was $31.66.
No time-vested or performance-based restricted stock units were granted during the three months ended July 31, 2012 or the three and six months ended April 30, 2011 and July 31, 2011.

(11) SEGMENT REPORTING

The Company's reportable segments are defined by their common technologies, production processes and inventories. The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

The Company has three business segments: Applied Technology Division, Engineered Films Division and Aerostar Division. The Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions effective June 1, 2012. The realigned divisions will better align the Company's corporate structure with its mission and long-term growth strategies. Electronic Systems net sales of electronic manufacturing assemblies were realigned to Aerostar and the remaining proprietary products, after adjustments to intersegment eliminations, to Applied Technology. The Company adjusted its segment information, retrospectively, for all periods presented to reflect this change in segment reporting. This unaudited, adjusted segment information was derived from audited financial statements as of and for the years ended January 31, 2012, 2011, and 2010 as well as the unaudited financial statements for the six months ended July 31, 2011.
Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Net sales
Applied Technology Division	$40,071	$35,433	$93,812	$77,453
Engineered Films Division	36,785	32,459	77,879	62,550
Aerostar Division	26,845	23,245	52,480	53,953
Intersegment eliminations (a)	(2,027)	(793)	(4,582)	(2,071)
Consolidated net sales	$101,674	$90,344	$219,589	$191,885

Operating income (loss)
Applied Technology Division	$12,909	$13,236	$34,959	$29,403
Engineered Films Division	6,819	5,284	15,998	9,413
Aerostar Division	2,309	3,373	3,751	9,774
Intersegment eliminations (a)	17	8	(62)	—
Total reportable segment income	22,054	21,901	54,646	48,590
Administrative and general expenses	(4,647)	(3,227)	(8,807)	(6,383)
Consolidated operating income	$17,407	$18,674	$45,839	$42,207
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

As a result of the change in the Company's organizational structure, the financial results of the Electronic Systems Division have

#10

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

been included in the Aerostar and Applied Technology segment disclosures. The following tables show revised segment sales, operating income, assets, capital expenditures and depreciation and amortization for the fiscal years ended January 31, 2012, 2011 and 2010:

#11

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the years ended January 31
	2012		2011		2010
	Previously Reported	Revised	Previously Reported	Revised	Previously Reported	Revised
APPLIED TECHNOLOGY DIVISION
Sales	$132,632	$145,261	$100,090	$107,910	$86,217	$94,005
Operating income	45,358	49,750	31,135	33,197	25,722	27,538
Assets	69,977	73,872	52,669	55,740	51,029	54,007
Capital expenditures	11,408	11,971	1,769	1,947	941	1,092
Depreciation and amortization	2,351	2,571	2,238	2,483	1,677	1,863
ENGINEERED FILMS DIVISION
Sales	$133,481	$133,481	$105,838	$105,838	$63,783	$63,783
Operating income (b)	21,501	21,501	19,622	19,622	10,232	10,232
Assets	65,100	65,100	46,519	46,519	35,999	35,999
Capital expenditures	10,937	10,937	8,450	8,450	1,460	1,460
Depreciation and amortization	4,313	4,313	3,452	3,452	3,707	3,707
AEROSTAR DIVISION
Sales	$52,351	$107,811	$48,787	$104,384	$27,244	$81,617
Operating income	11,468	18,308	9,407	17,209	5,634	12,849
Assets	51,822	72,089	18,140	38,366	10,462	28,665
Capital expenditures	3,875	4,105	2,190	2,621	332	471
Depreciation and amortization	1,079	1,684	757	1,335	398	1,151
ELECTRONIC SYSTEMS DIVISION
Sales	$71,744	$—	$65,852	$—	$63,525	$—
Operating income	11,264	—	9,917	—	8,979	—
Assets	24,281	—	23,385	—	21,216	—
Capital expenditures	793	—	609	—	290	—
Depreciation and amortization	825	—	823	—	939	—
INTERSEGMENT ELIMINATIONS
Sales
Engineered Films Division	$(193)	$(193)	$(307)	$(307)	$(210)	$(210)
Aerostar Division	(1)	(4,389)	(32)	(2,891)	(1)	(1,382)
Electronic Systems Division	(8,503)	—	(5,520)	—	(2,776)	—
Applied Technology Division	—	(460)	—	(226)	—	(31)
Operating income	(220)	(188)	(94)	(41)	60	8
Assets	(405)	(286)	(186)	(98)	(92)	(57)
REPORTABLE SEGMENTS TOTAL
Sales	$381,511	$381,511	$314,708	$314,708	$237,782	$237,782
Operating income (b)	89,371	89,371	69,987	69,987	50,627	50,627
Assets	210,775	210,775	140,527	140,527	118,614	118,614
Capital expenditures	27,013	27,013	13,018	13,018	3,023	3,023
Depreciation and amortization	8,568	8,568	7,270	7,270	6,721	6,721
CORPORATE & OTHER (a)
Operating (loss) from administrative expenses	$(13,730)	$(13,730)	$(9,784)	$(9,784)	$(7,407)	$(7,407)
Assets	34,928	34,928	47,233	47,233	51,695	51,695
Capital expenditures	2,002	2,002	954	954	279	279
Depreciation and amortization	700	700	361	361	387	387
TOTAL COMPANY
Sales	$381,511	$381,511	$314,708	$314,708	$237,782	$237,782
Operating income (b)	75,641	75,641	60,203	60,203	43,220	43,220
Assets	245,703	245,703	187,760	187,760	170,309	170,309
Capital expenditures	29,015	29,015	13,972	13,972	3,302	3,302
Depreciation and amortization	9,268	9,268	7,631	7,631	7,108	7,108
(a) Assets are principally cash, investments, deferred taxes, and other receivables.
(b) The year ended January 31, 2011 includes a $451 pre-tax gain on disposition of assets.

#12

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the six months ended July there were no accounting pronouncements adopted or accounting pronouncements effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In July 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (ASU No. 2012-2). ASU No. 2012-2 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows Raven to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources and financial condition for Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form10-K for the year ended January 31, 2012. There have been no material changes to the Company's critical accounting policies discussed therein, however, the Company did evaluate and update its revenue recognition policy to include revenue recognition using the percentage-of completion method of accounting for certain long-term, service-related contracts entered into by one of the Company's subsidiaries.

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets. The Company is comprised of unique operating units, classified into three reportable segments: Applied Technology Division, Engineered Films Division and Aerostar Division. While each segment has distinct characteristics, the products and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business.
Effective June 1, 2012, the Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions. The realigned divisions will better align the Company's corporate structure with its mission and long-term growth strategies. Electronic Systems net sales of electronic manufacturing assemblies were realigned to Aerostar and the remaining proprietary products, after adjustments to intersegment eliminations, to Applied Technology. The Company retrospectively adjusted its segment information for all periods presented to reflect this change in segment reporting. This unaudited, adjusted segment information was derived from audited financial statements as of and for the years ended January 31, 2012, 2011, and 2010 as well as the unaudited financial statements for the six months ended July 31, 2011.
Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margins, operating income, operating margins, net income and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets and equity

•	Segment net sales, gross profit, gross margins, operating income and operating margins

Vision and Strategy
Raven envisions serving the world with technology that helps grow more food, produce more energy, protect the environment and help people live safely. These are great challenges of today and of our near future which the Company will help to solve.
The Company's primary strategy to achieve this vision is the maintenance of a diversified portfolio of businesses that share a common purpose but serve different markets providing balance, opportunity and risk mitigation. Diversification has enabled the Company to consistently generate cash, achieve profitability and maintain financial strength by limiting the impact of market disruptions and facilitating growth in both strong and weak economic cycles. Additionally, the Company continues to achieve increased geographic, product and market diversification.

#13

The Company's overall approach to creating value, which is employed across the three unique business segments, is summarized as follows:

•	Expand in market segments that have strong prospects for growth and above-average profit margins.

•	Compete on quality, service, innovation and peak performance.

•
Reinvest cash generated from operations to fuel growth. Capital is allocated aggressively when the prospects are high for above-average risk-adjusted returns on capital. If the Company accumulates cash in excess of investment opportunities for above-average risk-adjusted returns, it will be returned to shareholders.

•	Make corporate responsibility a top priority.

•	Continue to increase the quarterly dividend on an annual basis.

Results of Operations
Consolidated financial highlights for the second quarter and first six months of fiscal 2013 and fiscal 2012 include the following:

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2012	July 31, 2011	% Change	July 31, 2012	July 31, 2011	% Change
Net sales	$101,674	$90,344	13%	$219,589	$191,855	14%
Gross profit	30,064	28,130	7%	71,199	61,066	17%
Gross margins(a)	29.6%	31.1%		32.4%	31.8%
Operating income	$17,407	$18,674	(7)%	$45,839	$42,207	9%
Operating margins	17.1%	20.7%		20.9%	22.0%
Net income attributable to Raven Industries, Inc.	$11,546	$12,461	(7)%	$30,589	$28,177	9%
Diluted earnings per share	$0.32	$0.34		$0.84	$0.77

Operating cash flow				$44,462	$26,263
Cash dividends				$7,618	$6,509

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net sales continued to build off the 2013 fiscal first quarter results, with net sales for the three months ended July 31, 2012 up 13% to $101.7 million, from $90.3 million in the prior-year comparative period. Double-digit revenue growth was reported in all divisions led by strength in Engineered Films and Applied Technology along with addition of Vista Research Inc. (Vista) revenues in Aerostar. Second quarter net income attributable to Raven declined 7% to $11.5 million, or $0.32 per diluted share, versus fiscal 2012 second-quarter net income of $12.5 million, or $0.34 per diluted share. Change in product mix and additional operating expenses due to investment in corporate services, sales and marketing and research and development were the main drivers for the decrease.
For the six-month period, net sales increased 14% to $219.6 million, from $191.9 million one year earlier. First half net income of $30.6 million, or $0.84 per diluted share, was up 9% from $28.2 million, or $0.77 per diluted share, in fiscal 2012. Engineered Films and Applied Technology Divisions reported double-digit net sales and operating gains. Aerostar Division operating margins were negatively impacted by lack of tethered aerostat sales.
Applied Technology
Net sales of $40.1 million in the second quarter of fiscal 2013 were up $4.6 million (13%) year-over-year and operating income decreased $0.3 million, or 2%, to $12.9 million. For the six-month periods, net sales of $93.8 million grew $16.4 million (21%) and operating income of $35.0 million increased $5.6 million, or 19%. The favorable year-over year revenue comparisons reflect strong sales growth across majority of the division's product offerings, including field computers, application controls, and in particular, guided steering systems that enhance farm yields and reduce operating cost. International sales continue to be strong during the three and six months ended July 31, 2012. Operating income was down during second quarter fiscal 2013 compared to prior year second quarter due to higher sales of lower-margin products and higher investment in research, marketing and product development.

Engineered Films
For the second quarter, net sales of $36.8 million grew $4.3 million (13%) as compared with the second quarter of last year. Second

#14

quarter operating income of $6.8 million increased 29% year-over-year. Fiscal 2013 first half net sales increased $15.3 million (25%) to $77.9 million and operating income of $16.0 million was up significantly, increasing 70% from the prior year period. For both periods, continued growth in the energy and agriculture markets and deliveries of geomembrane films for environmental protection drove net sales upward. Higher year-over-year profitability for both the quarter and six month periods related to margin expansion due to improved operating efficiencies and more aggressive pricing strategies.

Aerostar
Fiscal 2012 second quarter net sales were $26.8 million versus $23.2 million in the previous year's second quarter, a $3.6 million increase (15%). Operating income decreased by $1.1 million, or 32%, to $2.3 million from the previous year second quarter results. Fiscal 2013 year-to-date net sales of $52.5 million were down $1.5 million (3%) from $54.0 million and operating income of $3.8 million was lower by $6.0 million, or 62%, from fiscal 2012 year-to-date comparative results. Higher T-11 Army parachutes and protective wear and Vista sales offset the difficult spending environment impacting aerostat orders for the six-month period. This change in product mix was the main driver of the operating income fluctuation for both periods.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2012	July 31, 2011	$ Change	% Change	July 31, 2012	July 31, 2011	$ Change	% Change
Net sales	$40,071	$35,433	$4,638	13%	$93,812	$77,453	$16,359	21%
Gross profit	17,926	17,213	713	4%	45,249	37,321	7,928	21%
Gross margins	44.7%	48.6%			48.2%	48.2%
Operating income	12,909	13,236	(327)	(2)%	34,959	29,403	5,556	19%
Operating margins	32.2%	37.4%			37.3%	38.0%

The following factors were the primary drivers of the three and six-month year-over-year changes in net sales and operating income:

•
Market conditions. Global market fundamentals were healthy as population and income growth in emerging economies have increased demand for food. Domestically, the market conditions are still strong, tempered by the ongoing drought conditions. These factors have resulted in higher crop prices and wider acceptance of precision agriculture as a sound investment for maximizing yields and controlling input costs.

•
Sales volume. The favorable net sales comparisons for the second quarter and year-to-date results reflect strong sales growth across the majority of the division's product offerings, including application controls, field computers, guidance and steering products and boom controls. The Company continues to cultivate and deepen relationships with key original equipment manufacturing (OEM) partners, which expands market share and extends Raven's technology to a broader range of customers.

•
International sales. For the three-month period, international sales totaled $11.9 million, increasing 23% from a year ago and represents 30% of segment revenue compared to 27% in the prior year three-month period. International sales of $25.8 million in the first six months of fiscal 2013 rose $5.0 million year-over-year and accounted for 27% of segment revenue for both six month periods. Products delivered to Canada, South America, Eastern Europe and South Africa generated the majority of the international sales growth.

•
Gross margins. Gross margins of 44.7% declined for the three months ended July 31, 2012 from 48.6% for the three months ended July 31, 2011 due to higher sales volume of lower-margin products. Year-over-year comparative gross margins for the six-month periods remained consistent at 48.2%. Higher sales volume drove the increase in gross profit. Gross margins were also positively impacted for the six-month periods of fiscal 2013 due to the early buyout of the Ranchview acquisition related contingent liability (See Note 5 in Item 1, Part 1 of this Quarterly Report on Form 10-Q).

•
Operating expenses. Second quarter operating expenses as a percentage of net sales was 12.5%, up from 11.2% in the prior year's second quarter. Year-to-date operating expenses as a percentage of net sales was 11.0% compared to 10.2% for fiscal 2012. The increase in both periods was due to the division's investment in research and development (R&D) expenses. For the second quarter fiscal 2013, R&D cost as a percentage of net sales was 6.1% compared to 4.9% in the prior three-month period. R&D cost as compared to net sales in the first six months of fiscal 2013 was 5.0% compared to 4.2% in the first six months of the prior year.

#15

Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2012	July 31, 2011	$ Change	% Change	July 31, 2012	July 31, 2011	$ Change	% Change
Net sales	$36,785	$32,459	$4,326	13%	$77,879	$62,550	$15,329	25%
Gross profit	8,242	6,211	2,031	33%	18,771	11,451	7,320	64%
Gross margins	22.4%	19.1%			24.1%	18.3%
Operating income	6,819	5,284	1,535	29%	15,998	9,413	6,585	70%
Operating margins	18.5%	16.3%			20.5%	15.0%

The following factors were the primary drivers of the quarter and first half year-over-year growth:

•
Market conditions. Economic growth in emerging markets continued to support higher oil prices, and in turn, increased related drilling activity and demand for pit liners in the energy market. The geomembrane market reported higher sales for the quarter and six-month periods as environmental and water conservation projects have increased demand for the division's containment liners.

•
Sales volume and selling prices. Sales growth for the second quarter and first half of fiscal 2013 was predominately driven by increased demand. Sales volume, as measured by pounds shipped, was up 11% for second quarter and 15% for the fiscal 2013 six-month period due to stronger demand combined with additional extrusion capacity, which went into production in the fourth quarter of last fiscal year. Selling prices for the three and six months ended July 31, 2012 were up approximately 2-3% and 8-9%, respectively, compared to the prior-year periods.

•
Gross margin increase. For the three and six-month periods, margins improved 3.3 and 5.8 percentage points, respectively, from the prior comparative periods due to improved operating efficiencies, positive operating leverage and a more favorable price versus material spread. Material cost as a percentage of sales was 61% for the six months ended July 2012 compared with 66% for the same prior year period.

•
Operating expenses. Second quarter operating expenses as a percentage of net sales was 3.9% compared to 2.9% in the prior three month period. R&D expense increased $0.3 million and higher marketing and business development cost outpaced the 13% increase in net sales. Year-to-date operating expenses of $2.8 million were up $0.8 million, or 36%, over the prior year due to higher spending. As with the quarter, year-to-date operating expenses as a percentage of net sales was up to 3.6% compared to 3.3% in the prior six months.

Aerostar
Aerostar designs and sells tethered aerostats and radar systems for situational awareness. This division produces military parachutes, uniforms and protective wear, and other sewn and sealed products as well as being a total-solutions provider of electronics manufacturing services, primarily to North American customers.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2012	July 31, 2011	$ Change	% Change	July 31, 2012	July 31, 2011	$ Change	% Change
Net sales	$26,845	$23,245	$3,600	15%	$52,480	$53,953	$(1,473)	(3)%
Gross profit	3,879	4,698	(819)	(17)%	7,241	12,294	(5,053)	(41)%
Gross margins	14.4%	20.2%			13.8%	22.8%
Operating income	2,309	3,373	(1,064)	(32)%	3,751	9,774	(6,023)	(62)%
Operating margins	8.6%	14.5%			7.1%	18.1%

The following factors were the primary drivers of the year-over-year changes in net sales and operating income for the three and six-month periods:

•
Sales volumes. Net sales for the second quarter of $26.8 million, increased $3.6 million, or 15%, compared to $23.2 million in the prior year second quarter. Higher parachute and protective wear sales, additional research balloon sales, additional electronic manufacturing services sales and Vista net sales of $3.3 million were partially offset by a decrease

#16

of tethered aerostat deliveries ($3.3 million). For the six-month periods, net sales of $52.5 million were down from $54.0 million, or 3%, due to the decrease of aerostat deliveries ($10.5 million) partially offset by higher parachute and protective wear shipments and Vista net sales of $5.9 million. Aerostat sales can vary significantly from quarter-to-quarter as reflected in the three and six-months year-over-year comparisons.

•
Gross margin decline. The change in product mix negatively impacted gross margins in both periods. Gross margins declined 5.8 and 11.0 percentage points for the three and six-month periods. Last year's margins were favorably impacted by higher-margin aerostat sales. Aerostat sales accounted for roughly 16% and 20% of net sales in the prior year periods compared to approximately 1% in the comparable fiscal 2013 quarterly and year-to-date periods.

•
Operating expenses. Second quarter operating expenses of $1.6 million, or 5.8% of net sales, increased slightly from 5.7% of net sales in the second quarter of fiscal 2012. First half operating expenses of $3.5 million, or 6.7% of net sales, were up from 4.7% one year earlier. Current year operating expenses primarily reflect increased investment in research and development to support next generation aerostat and Vista radar technology.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2012	July 31, 2011	July 31, 2012	July 31, 2011
Administrative expenses	$4,647	$3,227	$8,807	$6,383
Administrative expenses as a % of sales	4.6%	3.6%	4.0%	3.3%
Other (expense), net	$(96)	$(76)	$(148)	$(89)
Effective tax rate	33.2%	33.0%	33.0%	33.1%

Administrative expenses increased during the three and six months from the prior year by 44.0% and 38.0%, respectively, due to continued investments in additional finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure.
Other (expense), net consists mainly of activity related to the company's equity investment, interest income and foreign currency transaction gain or losses.

OUTLOOK
Management anticipates continued positive trends in Engineered Films and Applied Technology while order variability will likely persist in Aerostar going forward. To mitigate that variability, the Company is looking to new customer initiatives that will expand the use of persistent surveillance technologies to border and other non-military applications. Given the Company's year-to-date performance and challenging near-term outlook, reaching the Company's long-term earnings growth rate target of 10-15% will be difficult in the current year, but not impossible. Management continues to believe that it can reach this target longer-term.
Applied Technology
Applied Technology expects to continue to build on its investments in international growth and integration of hardware and software solutions to improve agricultural efficiency. Raven's advanced guided steering systems enhance farm yields and reduce operating costs. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment. The domestic agriculture market remains strong, tempered by the ongoing drought conditions. Although the drought has softened the market, the value proposition for the division's products can be more apparent in difficult conditions. These factors indicate that sales growth approaching 20% is still achievable for the full year. Profitability growth could be tempered by investments in new initiatives, both from a product development and geographic expansion perspective.
Engineered Films
Management continues to look for sales growth for fiscal 2013 to be in the mid-teens, driven by increased capacity and capabilities but with a smaller boost from selling prices as the year progresses. Overall demand has seen solid, sustainable growth in the agricultural market and geomembrane films which are expected to be a rising part of this division's market mix due to the critical need to protect water and other environmental resources. Plant utilization rates continue to rise as new extrusion equipment put into service is ramping up as planned. Through improved operating efficiencies and a more aggressive pricing strategy, the division is achieving enhanced margins and profitability.

Aerostar
Even with the new Vista US government contract for $6 million, sales growth in fiscal 2013 does not appear likely. Although Aerostar has breakout potential, it is also subject to significant variability due to federal spending. New opportunities in tethered

#17

aerostats to provide cost-effective persistent surveillance for the military and border security are critical to Aerostar's success. Despite strong showings by Aerostar's protective wear, military parachute and high-altitude research balloon operations, Aerostar will likely continue to show lower profits without additional aerostat or smart-sensing radar system orders. Management is pursuing opportunities to add new markets to add stability and mitigate volatility for its aerostat business as well as continuing to manage the short-term responsibly, carefully monitoring discretionary spending, staffing levels and R&D. At the same time, management continues to invest in the integration of Electronic Systems and Vista into Aerostar operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been Raven's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing and financing activities. Sufficient borrowing capacity also exists if necessary for a large acquisition or major business expansion.

Raven's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

Cash and cash equivalents totaled $44.1 million at July 31, 2012, an $18.3 million increase compared to $25.8 million at January 31, 2012. The comparable balance one year earlier was $47.0 million. Increases in capital expenditures and a $12.0 million payment to acquire Vista in the fourth quarter last year were offset by cash flows from operations.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit, with no outstanding balance at July 31, 2012. The line of credit is reduced by outstanding letters of credit totaling $1.0 million as of July 31, 2012. The credit line, which matures on November 30, 2012, is expected to be renewed during fiscal 2013.

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

Cash provided by operating activities was $44.5 million in the first half of fiscal 2013 compared with $26.3 million in the first half of fiscal 2012. The increase in operating cash flows is the result of higher Company earnings, collection of accounts receivable balances and lower inventory growth.

Inventory and accounts receivable generated $15.2 million of cash in the first half of fiscal 2013 versus consuming $9.7 million one year ago. The Company's inventory turnover rate declined from the prior year due to higher raw material inventory levels to support increased sales (trailing 12-month inventory turn of 5.3X in fiscal 2013 versus 5.7X in fiscal 2012). Cash collections continue to be efficient, with the trailing 12 month days sales outstanding of 48 days at July 31, 2012 and July 31, 2011.

Investing Activities
Cash used in investing activities totaled $16.8 million in the first half of fiscal 2013 versus $10.5 million in the first half of fiscal 2012, reflecting a $5.9 million increase in capital expenditures. Year-to-date capital spending consisted primarily of expenditures in Engineered Films manufacturing, Applied Technology research and training centers and renovations to the Company's headquarters.

Management anticipates fiscal 2013 capital spending in the $35 million range. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages. As part of the Company's investment in corporate infrastructure, Raven is investing approximately $15-$20 million over a 3-5 year period to renovate its downtown Sioux Falls corporate headquarters.

Financing Activities
Cash used in financing activities was $9.3 million for the six months ended July 31, 2012 versus $6.4 million in the prior year's first half. Dividends of $7.6 million, or 10.5 cents per share, were paid during the current year compared to $6.5 million, or 9 cents per share, in the prior year. During the six months ended in fiscal 2013, the Company made a $1.9 million payment to

#18

settle an acquisition-related contingent liability.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2012.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the six months ended July there were no accounting pronouncements adopted or accounting pronouncements effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In July 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (ASU No. 2012-2). ASU No. 2012-2 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows Raven to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of July 31, 2012. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations or cash flows.

#19

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Securities and Exchange Act of 1934, as amended (the Exchange Act), including this report, is recorded, processed and summarized and reported on a timely basis to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management on a timely basis to allow decisions regarding required disclosures.
As of July 31, 2012, the end of the period covered by this report, management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

#20

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

Item 1A. Risk Factors: Information on the Company's risk factors is set forth in Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extenstion Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: August 31, 2012

#22