Form 10-Q
period 2012-10-31
RAVEN INDUSTRIES INC
filed 2012-11-30
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 27, 2012 there were 36,320,438 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	October 31, 2012	January 31, 2012	October 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$48,087	$25,842	$44,223
Accounts receivable, net	55,462	60,759	50,661
Inventories	50,024	54,756	49,856
Deferred income taxes	3,264	3,299	2,714
Other current assets	2,790	2,903	1,867
Total current assets	159,627	147,559	149,321

Property, plant and equipment, net	77,392	61,894	56,906
Goodwill	22,274	22,274	10,777
Amortizable intangible assets, net	8,753	9,412	1,738
Other assets, net	4,129	4,564	4,395
TOTAL ASSETS	$272,175	$245,703	$223,137

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,262	$16,162	$17,568
Accrued liabilities	25,248	22,993	16,774
Customer advances	906	1,491	2,356
Total current liabilities	39,416	40,646	36,698

Other liabilities	19,178	24,467	13,582

Commitments and contingencies

Shareholders' Equity
Common stock, $1 par value, authorized shares 100,000; issued 65,215; 65,132; and 65,096, respectively	65,215	32,566	32,548
Paid in capital	5,056	9,607	8,770
Retained earnings	198,428	193,650	185,911
Accumulated other comprehensive loss	(1,852)	(1,962)	(1,043)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	213,485	180,499	172,824
Noncontrolling interest	96	91	33
Total shareholders' equity	213,581	180,590	172,857
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$272,175	$245,703	$223,137

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per-share data)	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Net sales	$97,011	$93,300	$316,600	$285,185
Cost of sales	67,436	66,046	215,826	196,865
Gross profit	29,575	27,254	100,774	88,320

Research and development expenses	3,498	2,499	10,462	7,116
Selling, general and administrative expenses	9,705	7,880	28,101	22,122
Operating income	16,372	16,875	62,211	59,082

Other (expense), net	(56)	(4)	(204)	(93)
Income before income taxes	16,316	16,871	62,007	58,989

Income taxes	5,454	5,473	20,554	19,414
Net income	10,862	11,398	41,453	39,575

Net income attributable to the noncontrolling interest	3	8	5	8

Net income attributable to Raven Industries, Inc.	$10,859	$11,390	$41,448	$39,567

Net income per common share:
─ Basic	$0.30	$0.31	$1.14	$1.09
─ Diluted	$0.30	$0.31	$1.13	$1.09

Cash dividends paid per common share	$0.105	$0.09	$0.315	$0.27

Comprehensive income:
Net income	$10,862	$11,398	$41,453	$39,575

Other comprehensive income, net of tax:
Foreign currency translation	41	(145)	(4)	15
Postretirement benefits, net of income tax expense of $20, $11, $61 and $33, respectively	38	21	114	62
Other comprehensive income, net of tax	79	(124)	110	77

Comprehensive income	10,941	11,274	41,563	39,652

Comprehensive income attributable to noncontrolling interest	3	8	5	8

Comprehensive income attributable to Raven Industries, Inc.	$10,938	$11,266	$41,558	$39,644

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in thousands)	October 31, 2012	October 31, 2011
OPERATING ACTIVITIES:
Net income	$41,453	$39,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,595	6,481
Gain on acquisition-related contingent liability settlement	(508)	—
Change in fair value of acquisition-related contingent consideration	706	(135)
Loss from equity investment	72	21
Deferred income taxes	(1,067)	1,462
Share-based compensation expense	2,387	1,375
Change in operating assets and liabilities:
Accounts receivable	5,202	(10,625)
Inventories	4,735	(6,176)
Prepaid expense and other assets	42	(670)
Operating liabilities	(4,960)	6,562
Other operating activities, net	389	(141)
Net cash provided by operating activities	58,046	37,729

INVESTING ACTIVITIES:
Capital expenditures	(22,840)	(22,070)
Sales of short-term investments	—	1,000
Other investing activities, net	(125)	(595)
Net cash used in investing activities	(22,965)	(21,665)

FINANCING ACTIVITIES:
Dividends paid	(11,430)	(9,766)
Payments of acquisition-related contingent liability	(1,867)	—
Other financing activities, net	471	356
Net cash used in financing activities	(12,826)	(9,410)

Effect of exchange rate changes on cash	(10)	6

Net increase in cash and cash equivalents	22,245	6,660
Cash and cash equivalents at beginning of year	25,842	37,563
Cash and cash equivalents at end of year	$48,087	$44,223

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets, primarily in North America. The Company is comprised of three unique operating units, or divisions, classified into reportable segments: Applied Technology, Engineered Films and Aerostar.
The accompanying unaudited consolidated financial information, which includes the accounts of Raven and its wholly-owned or controlled subsidiaries, net of intercompany balances and transactions which have been eliminated, has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by GAAP for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three- and nine-month periods ended October 31, 2012 are not necessarily indicative of the results that may be expected for the year ending January 31, 2013. The January 31, 2012 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. The Company owns a 75% interest in an entity consolidated under the Aerostar business segment. Given the Company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor interests in the net assets and operations of the business venture. This joint venture was capitalized during the three months ended October 31, 2011. No capital contributions were made by the noncontrolling interest since the initial capitalization.
On May 23, 2012, the Board of Directors declared a two-for-one split of the Company's common stock to be effected in the form of a stock dividend. The record date for the stock dividend was July 10, 2012, with the shares distributed on July 25, 2012. Upon completion of the stock split, paid in capital and retained earnings were reduced by $7,405 and $25,193, respectively, while the Company's shares outstanding increased from approximately 32,598 shares to 65,196 shares. All share and per share amounts in this Quarterly Report on Form 10-Q reflect the stock split and have been retroactively adjusted for all periods presented.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

The Company did, however, evaluate and update its revenue recognition policy to reflect characteristics of contracts entered into by its subsidiary, Vista Research, Inc. (Vista) acquired in January 2012. Raven recognizes revenue when it is realized or realizable and has been earned.  Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured and shipment or delivery has occurred (depending on the terms of the sale).   The Company sells directly to customers or distributors who incur the expense and commitment for any post-sale obligations beyond stated warranty terms.  Estimated returns, sales allowances or warranty charges are recognized upon shipment of a product.  The Company recognizes revenue on certain long-term, service-related contracts under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs.  Losses estimated to be incurred upon completion of contracts are charged to operations when they become known.

#6

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. For the three- and nine-month periods ended October 31, 2012, 368 and 398 options and restricted stock units were excluded, respectively. For the three- and nine-month periods ended October 31, 2011, zero and 272 options were excluded, respectively.

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Numerator:
Net income attributable to Raven Industries, Inc.	$10,859	$11,390	$41,448	$39,567

Denominator:
Weighted average common shares outstanding	36,306	36,194	36,279	36,170
Weighted average stock units outstanding	57	48	54	54
Denominator for basic calculation	36,363	36,242	36,333	36,224

Weighted average common shares outstanding	36,306	36,194	36,279	36,170
Weighted average stock units outstanding	57	48	54	54
Dilutive impact of stock options and restricted stock units	167	196	207	206
Denominator for diluted calculation	36,530	36,438	36,540	36,430

Net income per share - basic	$0.30	$0.31	$1.14	$1.09
Net income per share - diluted	$0.30	$0.31	$1.13	$1.09

#7

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2012	January 31, 2012	October 31, 2011
Accounts Receivable, net:
Trade accounts	$55,667	$60,929	$50,861
Allowance for doubtful accounts	(205)	(170)	(200)
	$55,462	$60,759	$50,661
Inventories:
Finished goods	$8,347	$7,094	$7,713
In process	3,647	6,105	8,238
Materials	38,030	41,557	33,905
	$50,024	$54,756	$49,856
Property, plant and equipment, net:
Property, plant and equipment	$151,122	$128,948	$121,988
Accumulated depreciation	(73,730)	(67,054)	(65,082)
	$77,392	$61,894	$56,906
Accrued liabilities:
Salaries and benefits	$4,425	$4,297	$3,983
Vacation	4,038	4,387	3,695
401(k) contributions	500	966	287
Insurance obligations	2,949	2,789	2,314
Profit sharing	750	1,244	880
Warranties	1,879	1,699	1,339
Acquisition-related contingent consideration	7,154	3,266	175
Taxes - Accrued and withheld	1,990	2,596	2,912
Other	1,563	1,749	1,189
	$25,248	$22,993	$16,774
Other liabilities:
Postretirement benefits	$7,589	$7,348	$5,949
Acquisition-related contingent consideration	2,231	7,655	2,095
Deferred income taxes	3,477	4,518	550
Uncertain tax positions	5,881	4,946	4,988
	$19,178	$24,467	$13,582

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During the first quarter of fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 which is included in Applied Technology operating income.
In connection with the January 2012 stock purchase agreement of Vista, Raven agreed to pay additional contingent consideration of $3,250 upon receipt of a specific quantity of smart sensing radar system delivery orders by January 13, 2013 and another $3,250 upon the delivery of a specific quantity by January 13, 2014. The first milestone was met and Raven paid $3,250 of the accrued liability for contingent consideration in November 2012.

#8

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(6) EMPLOYEE RETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no plan assets for the plans and any obligations are covered through operating cash and investments. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Service cost	$46	$30	$140	$90
Interest cost	84	83	252	251
Amortization of actuarial losses	59	32	175	95
Net periodic benefit cost	$189	$145	$567	$436

(7) WARRANTIES
Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Beginning balance	$1,949	$1,642	$1,699	$1,437
Accrual for warranties	628	763	2,226	2,352
Settlements made (in cash or in kind)	(698)	(1,066)	(2,046)	(2,450)
Ending balance	$1,879	$1,339	$1,879	$1,339

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement providing a line of credit of $10,500 with a maturity date of November 30, 2013, bearing interest at 1.5% above the daily one-month London Interbank Offered Rate. Letters of credit totaling $992 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of October 31, 2012, January 31, 2012 or October 31, 2011, and $9,508 was available at October 31, 2012.

(9) DIVIDENDS

Dividends paid during the three months and nine months ended October 31, 2012 were $3,812 and $11,430, or 10.5 cents and 31.5 cents per share, respectively. Dividends paid during the three and nine months ended October 31, 2011 were $3,257 and $9,766, or 9.0 cents and 27.0 cents per share, respectively.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the nine months ended October 31, 2012.

Stock Option Awards
On April 2, 2012, the Company granted 151 non-qualified stock options. On August 27, 2012, the Company granted an additional 8 non-qualified stock options. Options are granted with exercise prices not less than market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercise and employee termination within this valuation model.

#9

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The fair value of options granted during the nine months ended October 31, 2012 was estimated using the following assumptions:

	Grant Date
	April 2, 2012	August 27, 2012
Risk-free interest rate	0.86%	0.86%
Expected dividend yield	1.33%	1.41%
Expected volatility factor	49.65%	49.11%
Expected option term (in years)	3.75	3.75

The weighted average grant date fair value of options granted during the nine months ended October 31, 2012 was $10.92.
The Company did not grant any options during the three and nine months ended October 31, 2011.

Restricted Stock Unit Awards
The Company granted 21 time-vested and 51 performance-based restricted stock units to employees during the three months ended April 30, 2012. Time-vested restricted stock units will vest, if at the end of the three-year period, the employee remains employed by the Company. The performance-based restricted stock units will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award goal based on return on sales (ROS), which is defined as net income divided by net sales. Dividends are cumulatively earned on both types of restricted stock units over the vesting period.
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
No time-vested or performance-based restricted stock units were granted during the three months ended October 31, 2012 or the three and nine months ended October 31, 2011.

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

The Company has three business segments: Applied Technology Division, Engineered Films Division and Aerostar Division. The Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions effective June 1, 2012. The realigned divisions will better align the Company's corporate structure with its mission and long-term growth strategies. Electronic Systems net sales of electronic manufacturing assemblies were realigned to Aerostar and the remaining proprietary products, after adjustments to intersegment eliminations, to Applied Technology. The Company adjusted its segment information, retrospectively, for all periods presented to reflect this change in segment reporting. This unaudited, adjusted segment information was derived from audited financial statements as of and for the years ended January 31, 2012, 2011, and 2010 as well as the unaudited financial statements for the nine months ended October 31, 2011.

#10

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Net sales
Applied Technology Division	$39,534	$35,263	$133,346	$112,716
Engineered Films Division	33,316	34,947	111,195	97,497
Aerostar Division	26,385	24,173	78,865	78,126
Intersegment eliminations (a)	(2,224)	(1,083)	(6,806)	(3,154)
Consolidated net sales	$97,011	$93,300	$316,600	$285,185

Operating income (loss)
Applied Technology Division	$12,289	$11,547	$47,248	$40,950
Engineered Films Division	4,729	5,574	20,727	14,987
Aerostar Division	3,830	3,198	7,581	12,972
Intersegment eliminations (a)	(25)	6	(87)	6
Total reportable segment income	20,823	20,325	75,469	68,915
Administrative and general expenses	(4,451)	(3,450)	(13,258)	(9,833)
Consolidated operating income	$16,372	$16,875	$62,211	$59,082
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

As a result of the change in the Company's organizational structure, the financial results of the Electronic Systems Division have been included in the Aerostar and Applied Technology segment disclosures. The following tables show revised segment sales, operating income, assets, capital expenditures and depreciation and amortization for the fiscal years ended January 31, 2012, 2011 and 2010:

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

#12

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the nine months ended October 31, 2012 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In July 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (ASU No. 2012-02). ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows Raven to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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
Effective June 1, 2012, the Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions. The realigned divisions will better align the Company's corporate structure with its mission and long-term growth strategies. Electronic Systems net sales of electronic manufacturing assemblies were realigned to Aerostar and the remaining proprietary products, after adjustments to intersegment eliminations, to Applied Technology. The Company retrospectively adjusted its segment information for all periods presented to reflect this change in segment reporting. This unaudited, adjusted segment information was derived from audited financial statements as of and for the years ended January 31, 2012, 2011, and 2010 as well as the unaudited financial statements for the nine months ended October 31, 2011.
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

•	Make corporate responsibility a top priority.

•	Continue to increase the quarterly dividend on an annual basis.

Results of Operations
Consolidated financial highlights for the third quarter and nine months ended October 31 of fiscal 2013 and fiscal 2012 include the following:

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2012	October 31, 2011	% Change	October 31, 2012	October 31, 2011	% Change
Net sales	$97,011	$93,300	4%	$316,600	$285,185	11%
Gross profit	29,575	27,254	9%	100,774	88,320	14%
Gross margins(a)	30.5%	29.2%		31.8%	31.0%
Operating income	$16,372	$16,875	(3)%	$62,211	$59,082	5%
Operating margins	16.9%	18.1%		19.6%	20.7%
Net income attributable to Raven Industries, Inc.	$10,859	$11,390	(5)%	$41,448	$39,567	5%
Diluted earnings per share	$0.30	$0.31		$1.13	$1.09

Operating cash flow				$58,046	$37,729
Cash dividends				$11,430	$9,766

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net sales for the three months ended October 31, 2012 were up 4% to $97.0 million, from $93.3 million in the prior-year comparative period. Revenue growth resulted from strength in the Applied Technology Division and in the Aerostar Division as a result of revenues from Vista Research, Inc. (Vista) acquired in January 2012. Engineered Films sales declined slightly from record levels in the year-ago third quarter. Third quarter net income attributable to Raven declined 5% to $10.9 million, or $0.30 per diluted share, versus fiscal 2012 third quarter net income of $11.4 million, or $0.31 per diluted share. Additional operating expenses due to investment in corporate services, sales and marketing and research and development were the main drivers for the decrease.
For the nine-month period, net sales increased 11% to $316.6 million, from $285.2 million one year earlier. Net income of $41.4 million, or $1.13 per diluted share, in fiscal 2013, was up 5% from $39.6 million, or $1.09 per diluted share, in fiscal 2012. Engineered Films and Applied Technology Divisions reported double-digit net sales and operating gains. Aerostar Division operating margins were negatively impacted by lack of tethered aerostat sales.
Applied Technology
Third quarter fiscal 2013 net sales of $39.5 million were up $4.3 million (12%) year-over-year and operating income increased by $0.7 million, or 6%, to $12.3 million. For the nine-month periods, net sales grew $20.6 million (18%) to $133.3 million and operating income of $47.2 million increased $6.3 million, or 15%. The favorable year-over year revenue comparisons reflect strong sales growth across majority of the division's product offerings, including boom controls, application controls, and in particular, guided steering systems that enhance farm yields and reduce operating cost. International sales continued to be strong. Operating income was up during the third quarter of fiscal 2013 compared to the prior year third quarter due to higher sales levels but was partially offset by higher investment in research, marketing and product development, along with additional bad debt expense.

#14

Engineered Films
For the third quarter, net sales were $33.3 million, down $1.6 million (5%) as compared to the third quarter of last year. Third quarter operating income decreased 15% to $4.7 million year-over-year. Net sales for the nine months ended October 31, 2012 increased $13.7 million (14%) to $111.2 million and operating income was up significantly to $20.7 million, an increase of 38% from the prior year comparative period. For the third quarter, lower selling prices impacted overall net sales. Sales declines in the energy and agriculture markets were offset by an increase in construction film deliveries. Year-to-date, sales in the energy and agriculture markets and deliveries of geomembrane films for environmental protection drove net sales upward. Higher year-over-year profitability for the nine-month periods ended October 31, 2012 compared to October 31, 2011 related to margin expansion due to improved operating efficiencies and more aggressive pricing strategies in the first half of the year.

Aerostar
Fiscal 2013 third quarter net sales were $26.4 million versus $24.2 million in the previous year's third quarter, a $2.2 million increase (9%). Operating income increased by $0.6 million, or 20%, to $3.8 million from the previous year third quarter results.
Fiscal 2013 year-to-date net sales of $78.9 million were up $0.7 million (1%) and operating income of $7.6 million was lower by $5.4 million, or 42%, than fiscal 2012 year-to-date comparative results. Higher T-11 Army parachutes and protective wear and Vista sales offset the difficult federal spending environment impacting aerostat orders for the nine-month period. This change in product mix was the main driver of the operating income fluctuation for the year.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2012	October 31, 2011	$ Change	% Change	October 31, 2012	October 31, 2011	$ Change	% Change
Net sales	$39,534	$35,263	$4,271	12%	$133,346	$112,716	$20,630	18%
Gross profit	18,069	16,056	2,013	13%	63,318	53,376	9,942	19%
Gross margins	45.7%	45.5%			47.5%	47.4%
Operating income	$12,289	$11,547	$742	6%	$47,248	$40,950	$6,298	15%
Operating margins	31.1%	32.7%			35.4%	36.3%

The following factors were the primary drivers of the three- and nine-month year-over-year changes in net sales and operating income:

•
Market conditions. Global market fundamentals were healthy as population and income growth in emerging economies have increased demand for food. The drought domestically has created some uncertainty in the marketplace, but overall, this has been substantially offset by higher commodity prices. The Company continues to cultivate and deepen relationships with key original equipment manufacturing (OEM) partners, which expands market share and extends Raven's technology to a broader range of customers.

•
Sales volume. The favorable net sales comparisons for the third quarter and year-to-date results reflect strong sales growth across the majority of the division's product offerings, including application controls, guidance and steering products and boom controls, and to a lesser extent higher bed control demand.

•
International sales. For the three-month period, international sales totaled $8.5 million, an increase of 9% from the prior year three-month period and represents 21% of segment revenue compared to 22% in the prior year. International sales rose $5.7 million to $34.3 million in the first nine months of fiscal 2013 as compared to the prior year. These sales accounted for 26% of division revenue versus 25% for the first nine months of fiscal 2012. Products delivered to Canada, South America, Eastern Europe and South Africa generated the majority of the international sales growth.

•
Gross margins. Gross margins for the three and nine months ended October 31, 2012 were up slightly from the three and nine-month periods ended October 31, 2011. The increase in both periods reflect the higher sales volume during the comparative periods.

•
Operating expenses. Third quarter operating expense as a percentage of net sales was 14.6%, up from 12.8% in the prior year's third quarter. The increase is attributable to higher selling expenses, additional spending in research and development (R&D), and bad debt expense associated with an international customer. Year-to-date operating expense as a percentage of net sales was 12.1% compared to 11.0% for fiscal 2012. Similar to the quarter, this higher operating expense relates to the division's investment in R&D and selling expenses.

#15

Engineered Films
Engineered Films produces rugged reinforced plastic sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2012	October 31, 2011	$ Change	% Change	October 31, 2012	October 31, 2011	$ Change	% Change
Net sales	$33,316	$34,947	$(1,631)	(5)%	$111,195	$97,497	$13,698	14%
Gross profit	6,348	6,688	(340)	(5)%	25,119	18,139	6,980	38%
Gross margins	19.1%	19.1%			22.6%	18.6%
Operating income	$4,729	$5,574	$(845)	(15)%	$20,727	$14,987	$5,740	38%
Operating margins	14.2%	15.9%			18.6%	15.4%

The following factors were the primary drivers of the changes in the three- and nine-month year-over-year net sales and operating income:

•
Market conditions. Economic growth in emerging markets continues to support high oil prices, though declining oil prices beginning in the second half of 2012 have decreased demand for pit liners in our energy market. The geomembrane market reported higher sales as environmental and water conservation projects have increased demand for the division's containment liners.

•
Sales volume and selling prices. Third quarter net sales were down year-over-year driven by a decline in selling prices of approximately 4-5%, as sales volume measured by pounds shipped was flat. Growth in fiscal 2013 year-to-date net sales was predominately driven by increased demand. Sales volume was up 10% for the fiscal 2013 nine-month period due to stronger demand earlier in the fiscal year combined with additional extrusion capacity, which went into production in the fourth quarter of last fiscal year. Selling prices for the nine months ended October 31, 2012 were up approximately 4-5% compared to the prior-year period.

•
Gross margin increase. For the three-month period, margins were consistent with the third quarter of the prior year. Year-to-date gross margins increased four percentage points as compared to the prior year due to improved operating efficiencies, positive operating leverage and a more favorable price versus material spread. Material cost as a percentage of sales was 61% for the nine months ended October 31, 2012 compared with 66% for the same prior year period.

•
Operating expenses. Third quarter operating expense as a percentage of net sales was 4.9% compared to 3.2% in the prior year quarter. Higher investment in R&D spending drove the increase. Year-to-date operating expenses of $4.4 million were up $1.2 million, or 39%, over the prior year primarily due to higher R&D spending. As with the quarter, year-to-date operating expense as a percentage of net sales was up to 3.9% compared to 3.2% in the prior year comparative period.

Aerostar
Aerostar designs and sells tethered aerostats and radar systems for situational awareness. This division produces military parachutes, uniforms and protective wear and other sewn and sealed products as well as being a total-solutions provider of electronics manufacturing services, primarily to North American customers.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2012	October 31, 2011	$ Change	% Change	October 31, 2012	October 31, 2011	$ Change	% Change
Net sales	$26,385	$24,173	$2,212	9%	$78,865	$78,126	$739	1%
Gross profit	5,183	4,504	679	15%	12,424	16,799	(4,375)	(26)%
Gross margins	19.6%	18.6%			15.8%	21.5%
Operating income	$3,830	$3,198	$632	20%	$7,581	$12,972	$(5,391)	(42)%
Operating margins	14.5%	13.2%			9.6%	16.6%

The following factors were the primary drivers of the year-over-year changes in net sales and operating income for the three and nine-month periods:

•
Sales volumes. Net sales for the third quarter increased $2.2 million, or 9%, to $26.4 million compared to $24.2 million in the prior year third quarter. Increases in high altitude research balloon sales and Vista net sales of $3.7 million were

#16

partially offset by a decrease in electronics manufacturing sales and tethered aerostat deliveries. For the nine-month periods, net sales were up slightly to $78.9 million as compared to the prior year. Vista sales and higher parachute and protective wear shipments were offset by a decrease of aerostat deliveries. Aerostat sales can vary significantly from quarter-to-quarter as reflected in the nine-months year-over-year comparisons.

•
Gross margin change. For the three-month period, margins increased one percentage point compared to the prior year. Fiscal 2013 third quarter results were favorably impacted by sales of Vista smart sensing radar systems, a favorable mix of electronics manufacturing services revenue and recognition of a $0.7 million gain on the settlement of an outstanding tethered aerostat insurance claim. Year-to-date, margins declined from 21.5% to 15.8% for the nine-months ended October 31, 2012. The change in product mix negatively impacted gross margins as last year's margins were favorably impacted by higher-margin aerostat sales. Aerostat sales accounted for roughly 17% of net sales in the prior year-to-date period compared to approximately 2% in the comparable fiscal 2013 year-to-date period.

•
Operating expenses. Third quarter operating expenses were $1.4 million, or 5.1% of net sales, a slight decrease from 5.4% of net sales in the third quarter of fiscal 2012. Year-to-date operating expenses of $4.8 million were 6.1% of net sales versus 4.9% one year earlier. Current year operating expenses primarily reflect increased investment in R&D to support next generation aerostat and Vista radar technology.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2012	October 31, 2011	October 31, 2012	October 31, 2011
Administrative expenses	$4,451	$3,450	$13,258	$9,833
Administrative expenses as a % of sales	4.6%	3.7%	4.2%	3.4%
Other (expense), net	$(56)	$(4)	$(204)	$(93)
Effective tax rate	33.4%	32.4%	33.1%	32.9%

Administrative expenses increased for both the three- and nine-month periods as compared to the prior year by 29% and 35%, respectively, due to continued investments in additional finance, legal, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure.
Other (expense), net consists mainly of activity related to the company's equity investment, interest income and foreign currency transaction gain or losses.
The effective tax rates for the quarter and nine-month periods ended October 31, 2012 increased from the prior year as the prior year was favorably impacted by tax benefits associated with the U.S. research and development tax credit. These credits were not available in the current year.

OUTLOOK

Management anticipates continued positive trends in Applied Technology. Within Engineered Films, the Company anticipates a challenging environment and difficult year-over-year comparison. Although the Company is looking to new customer initiatives that will expand the use of persistent surveillance technologies to border and other non-military applications, Aerostar will be impacted by a lack of aerostat orders for the near-term. Given the Company's year-to-date performance and a mixed fourth-quarter outlook, reaching the Company's long-term earnings growth rate target of 10-15% is unlikely in the current year. Management continues to believe that it can reach this target longer-term but for this fiscal year, it will likely be a rate of growth in the single digits.

Applied Technology
Applied Technology expects to continue to build on its investments in international growth and integration of hardware and software solutions to improve agricultural efficiency. Worldwide agriculture conditions are expected to remain healthy for this segment, with rising global demand for food, heightened environmental concerns and broadening recognition of Raven's suite of productivity tools as a cost-effective investment. The domestic agriculture market is becoming more cautious as a result of drought conditions which have created uncertainty in the marketplace. Although the drought has been a very difficult situation for growers in certain regions and their yields were adversely impacted, the value proposition for the division's products can be more apparent in difficult conditions. These factors indicate that sales growth in the high-teens is still achievable for the full year. Profitability growth could be tempered by investments in new initiatives, both from a product development and geographic expansion perspective. International business opportunities continue to act as a counter balance to drought which may be experienced in the U.S.

#17

Engineered Films
With increased capacity and capabilities but without the boost from selling prices realized earlier in the year along with lower energy market demand for films, management expects year-over-year sales growth to temper during the remainder of fiscal 2013 to a growth rate approaching 10% for Engineered Films. While the energy and agricultural markets were weaker in the third quarter of fiscal 2013, deliveries of construction films increased. Management continues to believe that geomembrane films will be an increasing part of this division's market mix due to the critical need to protect water and other environmental resources. Extrusion capacity exists to further grow this business, which management intends to do through R&D investments in new growth opportunities and enhancements to the existing product line. Within Engineered Films, the Company is focused on further enhancing margins and profitability through improved operating efficiencies and a sound pricing strategy.
Aerostar
Even with the Vista contributions to the top line in fiscal 2013, sales growth for the year is unlikely. Aerostar shipped $5.1 million of tethered aerostats in the fourth quarter of fiscal 2012, and that is not expected to reoccur. Although Aerostar has breakout potential, it is also subject to significant variability due to federal spending. New opportunities in tethered aerostats to provide cost-effective persistent surveillance for the military and border security are critical to Aerostar's success. Despite strong showings by Aerostar's protective wear, military parachute and high-altitude research balloon operations, Aerostar will continue to show lower profits without additional aerostat or smart sensing radar system orders in Vista. Management is pursuing new market opportunities to add stability and mitigate volatility for its aerostat business. Through Vista, the Company is working on a number of initiatives to broaden its customer base and sell into new markets. With the integration of Electronic Systems into Aerostar's operations, bid opportunities for electronics manufacturing are increasing. Management intends to continue to manage the short-term responsibly, carefully monitoring discretionary spending, staffing levels and R&D.

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

Cash and cash equivalents totaled $48.1 million at October 31, 2012, an increase of $22.3 million from $25.8 million at January 31, 2012. The comparable balance one year earlier was $44.2 million. Increases in capital expenditures and a $12.0 million payment to acquire Vista in the fourth quarter last year were offset by cash flows from operations.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2013. There is no outstanding balance under the line of credit at October 31, 2012. The line of credit is reduced by outstanding letters of credit totaling $1.0 million as of October 31, 2012.

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

Cash provided by operating activities was $58.0 million for the first nine months of fiscal 2013 compared with $37.7 million in the first nine months of fiscal 2012. The increase in operating cash flows is the result of higher Company earnings, collection of accounts receivable balances and lower inventory growth.

Changes in inventory and accounts receivable generated $9.9 million of cash in the first nine months of fiscal 2013 versus consuming $16.8 million one year ago. The Company's inventory turnover rate declined from the prior year due to higher raw material inventory levels to support increased sales (trailing 12-month inventory turn of 5.3X in fiscal 2013 versus 5.4X in fiscal 2012). Cash collections continue to be efficient despite the increase in trailing 12 months days sales outstanding of 49 days at October 31, 2012 compared to 47 days at October 31, 2011.

#18

Investing Activities
Cash used in investing activities totaled $23.0 million in the first nine months of fiscal 2013 compared to $21.7 million in the first nine months of fiscal 2012, reflecting a $0.8 million increase in capital expenditures. Year-to-date capital spending consisted primarily of expenditures in Engineered Films manufacturing, Applied Technology research and training centers and renovations to the Company's headquarters.

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

Financing Activities
Cash used in financing activities was $12.8 million for the nine months ended October 31, 2012 compared to $9.4 million one year ago. Dividends of $11.4 million, or 10.5 cents per share, were paid during the current year compared to $9.8 million, or 9 cents per share, in the prior year. During the nine months ended in fiscal 2013, the Company made a $1.9 million payment to settle an acquisition-related contingent liability.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2012.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the nine months ended October 31, 2012 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In July 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (ASU No. 2012-02). ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows Raven to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers—any of which could adversely affect any of the Company’s product lines—as well as other risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2012 under Item 1A. This list is not exhaustive, and the Company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

#19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of October 31, 2012. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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
As of October 31, 2012, the end of the period covered by this report, management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) evaluated the effectiveness of disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) as of such date. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and CFO, Secretary and Treasurer (Principal Financial and Accounting Officer)
Date: November 30, 2012

#22