Form 10-K
period 2013-01-31
RAVEN INDUSTRIES INC
filed 2013-03-29
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2013
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
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	☑	Yes	☐	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)	☐	Yes	☑	No

The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2012 was approximately $1,172,470,556. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $32.73, on July 31, 2012, which was as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 22, 2013 was 36,332,923.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 23, 2013, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS

Raven Industries, Inc. (the Company or Raven) was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets. The Company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, energy, construction and military/aerospace markets. The Company employs approximately 1,400 people and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The Company's Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the symbol RAVN. The Company has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on the website. Information on the Company's website is not part of this filing.

All reports (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the Company's website to the SEC website. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the Company or through the SEC's website at http://www.sec.gov or by contacting the SEC's Office of FOIA/PA Operations at 100 F Street N.E., Washington, DC 20549-2736, or calling the SEC at 1-800-SEC-0330.

BUSINESS SEGMENTS

The Company has three unique operating units, or divisions, that are also its reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films) and Aerostar Division (Aerostar). Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods and inventories; however, more than one business segment may serve each of the product markets identified above. The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

During fiscal 2013, the Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions. The Company adjusted its segment information, retrospectively, for all periods presented in this Annual Report on Form 10-K to reflect this change in segment reporting.

Business segment financial information is found on the following pages:
16	Business Segments
19	Results of Operations – Segment Analysis
50	Note 13. Business Segments and Major Customer Information

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.  The Applied Technology product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring planter controls and an integrated real-time kinematic (RTK) navigation and information platform called SlingshotTM.  As a result of the realignment of the Company's Electronic Systems Division, these product families also include motor controls. The Company's investments in Site-Specific Technology Development Group, Inc. (SST), a software company, and the continued build-out of the Slingshot API platform have positioned Applied Technology to provide an information platform of choice that improves grower decision-making and business efficiencies for our agriculture retail partners.

Applied Technology sells its precision agriculture control products to both original equipment manufacturers (OEMs) and through aftermarket distribution in the United States and in most major agriculture areas around the world. Applied Technology has personnel and third-party distribution representatives located in the U.S. and key geographic areas throughout the world, including Canada, Europe, the former Soviet Republics, South Africa, South America, Australia and China. The Company's competitive advantage in this segment is designing and selling easy to use, reliable and value-added products that are supported by an industry leading service and support team.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

The Company's sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The Company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customer needs. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the Company's most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment's capital expenditures were $11.5 million in fiscal 2013, $10.9 million in fiscal 2012 and $8.5 million in fiscal 2011.

Aerostar
Aerostar designs and manufactures high-altitude research balloons, tethered aerostats and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications and situational awareness to government and commercial customers. Aerostar's sales to the U.S. government or U.S. government agencies as a prime or sub-contractor include military parachutes, uniforms and protective wear. It also manufactures other sewn and sealed products on a contract basis as well as being a total solutions provider of electronics manufacturing services since the realignment of the Electronic Systems Division. Sales are made in response to competitive bid requests. High-altitude research balloons are sold directly to government agencies (usually funded by the National Aeronautics and Space Administration) or commercial users. Aerostar is the only balloon supplier for high-altitude research in the United States.

Through the recent acquisition of Vista Research, Inc. (Vista) and a separate business venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government. The acquisition of Vista in January 2012 positioned the Company to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista will also allow Aerostar to enhance its tethered aerostat security solutions.

MAJOR CUSTOMER INFORMATION

One customer accounted for 10% or more of consolidated sales in fiscal 2013. Sales to West Texas Plastics Limited, a customer in the Engineered Films Division, accounted for 11% of consolidated sales in both fiscal 2013 and 2012. In addition to this customer, sales to Goodrich Corporation, a customer of Aerostar, accounted for 10% of consolidated sales in fiscal 2012. As expected, revenue from this customer has continued to decline from 10% and 13%, respectively, of consolidated sales in fiscal 2012 and 2011. No other customers accounted for 10% of consolidated sales in fiscal 2012 or 2011.

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

FINANCIAL INSTRUMENTS

The principal financial instruments that the Company maintains are cash, cash equivalents, short-term investments, accounts receivable, accounts payable and acquisition-related contingent payments. The Company manages the interest rate, credit and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in connection with Company policies. The Company does not use off-balance sheet financing, except to enter into operating leases.

The Company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition or cash flows.

RAW MATERIALS

The Company obtains a wide variety of materials from several vendors. Principal materials include numerous electronic components for Aerostar and Applied Technology, various plastic resins for Engineered Films and fabrics for Aerostar. Engineered Films has experienced volatile resin prices over the past three years. Price increases could not always be passed on to customers due to weak demand and a competitive pricing environment. Aerostar experiences variability in lead times for components as business cycles impact demand. However, predicting future material shortages and the related potential impact on Raven is not possible.

PATENTS

The Company owns a number of patents. However, Raven does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. It believes the successful manufacture and sale of its products generally depend more upon its technical expertise, speed to market and manufacturing skills.

RESEARCH AND DEVELOPMENT

The business segments conduct ongoing research and development efforts. Most of the Company's research and development expenditures are directed toward new products in the Applied Technology, Engineered Films and Aerostar Divisions. Total Company research and development costs are presented on the Consolidated Statements of Income and Comprehensive Income.

ENVIRONMENTAL MATTERS

Except as described below, the Company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures incurred in the past relating to compliance for operating facilities have not significantly affected the Company's capital expenditures, earnings or competitive position.

In connection with the sale of substantially all of the assets of the Company's Glasstite, Inc. subsidiary in fiscal 2000, the Company has agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999, environmental contamination at the Company's former Glasstite pickup-truck topper facility in Dunnell, Minnesota, as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

The Company and the purchasers of the Company's Glasstite subsidiary conducted environmental assessments of the properties. Although these assessments continue to be evaluated by the MPCA on the basis of the data available, the Company believes that any activities that might be required as a result of the findings of the assessments will not have a material effect on the Company's results of operations, financial position or cash flows. The company had $53 thousand accrued at January 31, 2013, representing its best estimate of probable costs to be incurred related to these matters.

BACKLOG

As of February 1, 2013, the Company's order backlog totaled $51.1 million. Backlog amounts as of February 1, 2012 and 2011 were $66.6 million and $76.0 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the Company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

EMPLOYEES

As of January 31, 2013, the Company had 1,379 employees, 1,327 in an active status. Following is a summary of active employees by segment: Applied Technology - 539; Engineered Films - 236; Aerostar - 458; Corporate Services - 94. Management believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

Name, Age and Position	Biographical Data
Daniel A. Rykhus, 48
Mr. Rykhus became the Company's President and Chief Executive Officer in 2010. He joined Raven in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from 1998 through 2009, and served as Executive Vice President from 2004 through 2010.

President and Chief Executive Officer

Thomas Iacarella, 59
Mr. Iacarella joined Raven in 1991 as Corporate Controller and has been the Company's Chief Financial Officer and Treasurer since 1998. Prior to joining the Company, he held positions with Tonka Corporation and the accounting firm now known as Ernst & Young.

Vice President and Chief Financial Officer

Stephanie Herseth Sandlin, 42
Ms. Herseth Sandlin joined Raven in August 2012 as General Counsel and Vice President of Corporate Development and also became the Company's Secretary in March 2013. Prior to joining Raven, Ms. Herseth Sandlin was a partner at OFW Law in Washington, D.C. from 2011 to 2012 and served as South Dakota's lone member of the United States House of Representatives from 2004 through 2011.

General Counsel and Vice President of Corporate Development

Janet L. Matthiesen, 55
Ms. Matthiesen joined Raven in 2010 as Director of Administration and has been the Company's Vice President of Human Resources since April 2012. Prior to joining Raven, Ms. Matthiesen was a Human Resource Manager at Science Applications International Corporation from 2002 to 2010.

Vice President - Human Resources

Matthew T. Burkhart, 37
Mr. Burkhart was named Division Vice President and General Manager of the Applied Technology Division on February 1, 2010. He joined Raven in 2008 as Director of Sales and became General Manager - Applied Technology Division on February 1, 2009. Prior to joining the Company, he was a Branch Manager for Johnson Controls.

Division Vice President and General Manager -
Applied Technology Division

Anthony D. Schmidt, 41
Mr. Schmidt was named Division Vice President and General Manager of the Engineered Films Division on February 1, 2012. He joined Raven in 1995 in the Applied Technology Division performing various leadership roles within manufacturing and engineering. He transitioned to Engineered Films Division in September 2011 as Manufacturing Manager.

Division Vice President and General Manager -
Engineered Films Division

Lon E. Stroschein, 38
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

RISKS RELATING TO THE COMPANY

Raven operates in markets that involve significant risks, many of which are beyond the Company's control. Based on current information, the Company believes that the following identifies the most significant risk factors that could affect its businesses. However, the risks and uncertainties the Company faces are not limited to those discussed below. There could be other unknown or unpredictable economic, business, competitive or regulatory factors, including factors that the Company currently believes to be immaterial, that could have material adverse effects on the Company's financial position, liquidity and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Electronic components, used by both the Applied Technology Division and Aerostar Division, are sometimes in short supply, impacting our ability to meet customer demand.

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
The Company's operating results in its Applied Technology and to a lesser extent, its Engineered Films and Aerostar, are largely dependent on the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the Company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. In addition, sales of the Company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The Company's electronic manufacturing services business is dependent on a small number of customers and faces competitive risks.
The Company's electronic manufacturing services (EMS) business in the Aerostar Division is dependent on a small number of customers. Accordingly, the EMS revenue is dependent on the continued growth, viability and financial stability of its customers, which consist of original equipment manufacturers of avionics and secure telecommunication equipment. Future sales are dependent on the success of the Company's customers, some of which operate in businesses associated with rapid technological change and consequent product obsolescence. Developments adverse to major customers or their products, or the failure of a major customer to pay for components or services, could have an adverse effect on EMS revenue.

Further, the Aerostar Division competes against many providers of electronics manufacturing services. Certain competitors have substantially greater resources and more geographically diversified international operations than Aerostar. This segment may also be at a competitive disadvantage with respect to price when compared to manufacturers with lower cost structures, particularly those with more offshore facilities located where labor and other costs are lower. The Company also faces competition from the manufacturing operations of current and future customers, who are continually evaluating the merits of manufacturing products internally against the advantages of outsourcing to EMS providers. Accordingly, to compete effectively, Aerostar must continue to provide technologically advanced manufacturing services, maintain strict quality standards, respond flexibly and rapidly to customers' design and schedule changes and deliver products globally on a reliable basis at competitive prices. Customers may cancel their orders, change production quantities or delay production. Start-up costs and inefficiencies related to new or transferred programs can adversely affect operating results and such costs may not be recoverable if such new programs or transferred programs are canceled.

The Company's Aerostar segment depends on the U.S. government for a significant portion of its sales, creating uncertainty in the timing of and funding for projected contracts.
A significant portion of Aerostar's sales are to the U.S. government or U.S. government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in U.S. government defense or near-space research spending or changes in spending allocation could result in one or more of the Company's programs being reduced, delayed or terminated. Reductions in the Company's existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The Company's U.S. government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels, reduced program funding due to U.S government debt limitations, automatic budget cuts ("sequestration") or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.

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

The Company derives a portion of its revenues from foreign markets, which subjects the Company to business risks, including risk of changes in government policies and laws or worldwide economic conditions.
The Company's sales outside the U.S. were $49.3 million in fiscal 2013, representing 12% of consolidated net sales. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; burdensome taxes and tariffs and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficulty in enforcing agreements or collecting receivables and increased transportation or other shipping costs. Any of such risks could lead to reduced sales and reduced profitability associated with such sales.

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
The Company's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with the Company's operations and unanticipated liabilities or contingencies related to the acquired company. The Company cannot ensure that the expected benefits of any future acquisitions will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the operating results, financial condition or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new markets we enter; unforeseen adjustments, charges or write-offs; unforeseen losses of customers or, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations.

Total goodwill and intangible assets account for approximately $31.0 million, or 11%, of Raven's total assets as of January 31, 2013. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. An impairment would adversely impact the Company's results of operations and financial condition.

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
The Company has developed significant proprietary technology and other rights that are used in its businesses. The Company relies on trade secret, copyright, trademark and patent laws and contractual provisions to protect the Company's intellectual property. While the Company takes enforcement of these rights seriously, other companies such as competitors, or analogous persons in markets the Company does not participate, may attempt to copy or use the Company's intellectual property for their own benefit.

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

Technology failures or cyber-attacks on the Company's systems could disrupt the Company's operations or the functionality of its products and negatively impact the Company's business.
The Company increasingly relies on information technology systems to process, transmit and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers depends on information technology. Further, the products in our Applied Technology segment depend upon GPS and other systems through which our products interact with government computer systems and other centralized information sources. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like most companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. Further, attacks on centralized information sources could affect the operation of our products or cause them to malfunction. The Company has technology security initiatives and disaster recovery plans in place to mitigate the Company's risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that the Company's operations are not disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation and increased cyber security protection and remediation costs. Such consequences could adversely affect our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Raven's corporate office is at an owned premises located in Sioux Falls, South Dakota. The Company also owns separate manufacturing facilities for each of our business segments as well as various warehouses, training and product development facilities. In addition to these facilities, Applied Technology has a product development facility in Austin, Texas and a manufacturing facility located in St. Louis, Missouri; and Aerostar has additional owned manufacturing, sewing and research facilities located in Huron and Madison, South Dakota, and Sulphur Springs, Texas. Aerostar also leases facilities in Arlington, Virgina; and Monterey and Chatsworth, California. Most of the Company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The Company believes that its properties are suitable and adequate to meet existing production needs. Additionally, the productive capacity in the Company's facilities is substantially being utilized. The Company also owns approximately 6.2 acres of undeveloped land adjacent to the other owned property, which is available for expansion.

The following is the approximate square footage of the Company's owned or leased facilities by segment: Applied Technology - 170,000; Engineered Films - 310,000; Aerostar - 275,000; and Corporate - 150,000.

ITEM 3.	LEGAL PROCEEDINGS

The Company is responsible for investigation and remediation of environmental contamination at one of its sold facilities (see Item 1, Business - Environmental Matters of this Annual Report on Form 10-K). In addition, the Company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Raven's common stock is traded on the NASDAQ Global Select Market under the symbol RAVN. The following table shows quarterly unaudited financial results, quarterly high and low sales prices per share of Raven's common stock as reported by NASDAQ and dividends declared for the periods indicated:

QUARTERLY INFORMATION (UNAUDITED)
(Dollars in thousands, except per-share amounts)
	Net Sales	Gross Profit	Operating Income	Pre-tax Income	Net Income Attributable to Raven	Net Income Per Share (a) (b)		Common Stock Market Price (b)		Cash Dividends Per Share

						Basic	Diluted	High	Low		(b)
FISCAL 2013
First Quarter	$117,915	$41,135	$28,432	$28,380	$19,043	$0.53	$0.52	$35.56	$28.16	$0.105
Second Quarter	101,674	30,064	17,407	17,311	11,546	0.32	0.32	37.73	28.59	0.105
Third Quarter	97,011	29,575	16,372	16,316	10,859	0.30	0.30	34.61	26.78	0.105
Fourth Quarter	89,575	26,899	15,481	15,639	11,097	0.31	0.30	28.19	23.01	0.105
Total Year	$406,175	$127,673	$77,692	$77,646	$52,545	$1.45	$1.44	$37.73	$23.01	$0.42

FISCAL 2012
First Quarter	$101,541	$32,936	$23,533	$23,520	$15,716	$0.44	$0.43	$30.96	$23.60	$0.09
Second Quarter	90,344	28,130	18,674	18,598	12,461	0.34	0.34	29.80	24.68	0.09
Third Quarter	93,300	27,254	16,875	16,871	11,390	0.32	0.32	32.44	21.62	0.09
Fourth Quarter	96,326	27,872	16,559	16,709	11,002	0.31	0.30	34.65	25.09	0.09
Total Year	$381,511	$116,192	$75,641	$75,698	$50,569	$1.40	$1.39	$34.65	$21.62	$0.36

FISCAL 2011
First Quarter	$85,030	$27,171	$19,505	$19,557	$12,945	$0.36	$0.36	$15.90	$13.27	$0.08
Second Quarter	73,174	20,389	12,623	12,529	8,353	0.23	0.23	19.09	14.33	0.08
Third Quarter	85,823	24,887	17,866	17,883	11,833	0.32	0.32	21.06	15.00	0.71	(c)
Fourth Quarter	70,681	18,982	10,209	10,313	7,406	0.21	0.21	24.80	20.01	0.08
Total Year	$314,708	$91,429	$60,203	$60,282	$40,537	$1.12	$1.12	$24.80	$13.27	$0.95
(a)	Net income per share is computed discretely by quarter and may not add to the full year.
(b)	All per-share and market data reflect the July 2012 two-for-one stock split.
(c)	A special dividend of $0.63 per share was paid during the third quarter of fiscal 2011.
As of January 31, 2013, the Company had approximately 10,400 beneficial holders, which includes a substantial number of the Company's common stock held by record by banks, brokers and other financial institutions.

# 11

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, S&P 1500 INDUSTRIAL MACHINERY INDEX AND RUSSELL 2000 INDEX
Raven outperformed its industrial peers and the overall market in shareholder return. Investors who bought $100 of the Company's stock on January 31, 2008, held this for five years and reinvested the dividends, have seen its value increase to $201.51.

	Years Ended January 31,						5-Year
Company / Index	2008	2009	2010	2011	2012	2013	CAGR(a)

Raven Industries, Inc.	$100.00	$77.08	$103.15	$179.62	$250.00	$201.51	16.1%
S&P 1500 Industrial Machinery Index	100.00	62.52	87.71	127.43	126.95	152.92	8.9%
Russell 2000 Index	100.00	63.15	87.04	114.34	117.61	135.81	6.3%
(a) compound annual growth rate (CAGR)

# 12

(This page is intentionally left blank)

# 13

ITEM 6.	SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(Dollars and shares in thousands, except employee counts and per-share amounts)	For the years ended January 31,
	2013	2012	2011
OPERATIONS
Net sales	$406,175	$381,511	$314,708
Gross profit	127,673	116,192	91,429
Operating income	77,692	75,641	60,203
Income before income taxes	77,646	75,698	60,282
Net income attributable to Raven Industries, Inc.	$52,545	$50,569	$40,537
Net income % of sales	12.9%	13.3%	12.9%
Net income % of beginning equity	29.1%	35.8%	30.4%
Cash dividends(a)	$15,244	$13,025	$34,095
FINANCIAL POSITION
Current assets	$156,748	$147,559	$128,181
Current liabilities	33,061	40,646	34,335
Working capital	$123,687	$106,913	$93,846
Current ratio	4.74	3.63	3.73
Property, plant and equipment	$81,238	$61,894	$41,522
Total assets	273,210	245,703	187,760
Long-term debt, less current portion	—	—	—
Raven Industries, Inc. shareholders' equity	$221,346	$180,499	$141,214
Long-term debt / total capitalization	—%	—%	—%
Inventory turnover (cost of sales / average inventory)	5.4	5.4	5.6
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$76,456	$43,831	$42,085
Investing activities	(29,930)	(40,313)	(11,418)
Financing activities	(23,007)	(15,234)	(33,834)
Change in cash	23,511	(11,721)	(3,121)
COMMON STOCK DATA
EPS — basic	$1.45	$1.40	$1.12
EPS — diluted	1.44	1.39	1.12
Cash dividends per share(a)	0.42	0.36	0.95
Book value per share(b)	6.09	4.97	3.91
Stock price range during the year
High	$37.73	$34.65	$24.80
Low	23.01	21.62	13.27
Close	$26.93	$32.45	$23.62
Shares and stock units outstanding, year-end	36,326	36,284	36,178
Number of shareholders, year-end	10,439	10,618	7,456
OTHER DATA
Price / earnings ratio(c)	18.7	23.4	21.1
Average number of employees	1,350	1,252	1,036
Sales per employee	$301	$305	$304
Backlog	$51,121	$66,641	$75,972

All per-share, shares outstanding and market price data reflect the July 2012 two-for-one stock split, the October 2004 two-for-one stock split and the January 2003 two-for-one stock split.

(a) Includes special dividends of $0.625 per share in fiscal 2011 and 2009; and $0.3125 per share in fiscal 2005
(b) Raven Industries, Inc. shareholders' equity, excluding equity attributable to noncontrolling interests, divided by common shares and stock units outstanding.
(c) Closing stock price divided by EPS — diluted.

# 14

2010	2009	2008	2007	2006	2005	2004	2003

$237,782	$279,913	$233,957	$217,529	$204,528	$168,086	$142,727	$120,903
67,852	73,448	63,676	57,540	55,714	45,212	35,488	28,828
43,220	46,394	41,145	38,302	37,284	27,862	21,626	17,065
43,322	46,901	42,224	38,835	37,494	27,955	21,716	17,254
$28,574	$30,770	$27,802	$25,441	$24,262	$17,891	$13,836	$11,185
12.0%	11.0%	11.9%	11.7%	11.9%	10.6%	9.7%	9.3%
25.2%	26.0%	28.3%	30.1%	36.7%	26.9%	23.8%	21.5%
$9,911	$31,884	$7,966	$6,507	$5,056	$15,298	$3,075	$2,563

$117,747	$98,073	$100,869	$73,219	$71,345	$61,592	$55,710	$49,351
25,960	23,322	22,108	16,464	20,050	20,950	11,895	13,167
$91,787	$74,751	$78,761	$56,755	$51,295	$40,642	$43,815	$36,184
4.54	4.21	4.56	4.45	3.56	2.94	4.68	3.75
$33,029	$35,880	$35,743	$36,264	$25,602	$19,964	$15,950	$16,455
170,309	144,415	147,861	119,764	106,157	88,509	79,508	72,816
—	—	—	—	9	—	57	151
$133,251	$113,556	$118,275	$98,268	$84,389	$66,082	$66,471	$58,236
—%	—%	—%	—%	—%	—%	0.1%	0.3%
5.3	5.2	5.3	5.4	5.9	5.8	6.1	4.8

$47,643	$39,037	$27,151	$26,313	$21,189	$18,871	$19,732	$12,735
(13,396)	(7,000)	(4,433)	(18,664)	(11,435)	(7,631)	(4,352)	(9,166)
(9,867)	(36,969)	(8,270)	(10,277)	(6,946)	(19,063)	(6,155)	(5,830)
24,417	(5,005)	14,489	(2,626)	2,790	(7,823)	9,225	(2,261)

0.79	$0.86	$0.77	$0.71	$0.67	$0.50	$0.39	$0.31
0.79	0.85	0.77	0.70	0.66	0.49	0.38	0.30
0.28	0.89	0.22	0.18	0.14	0.43	0.09	0.07
3.69	3.15	3.26	2.73	2.34	1.84	1.84	1.61

16.59	$23.91	$22.93	$21.35	$16.58	$13.47	$7.62	$4.60
7.69	10.30	13.10	12.73	8.27	6.54	3.78	2.19
14.29	$10.91	$15.01	$14.22	$15.80	$9.19	$7.06	$3.96
36,102	36,054	36,260	36,088	36,144	35,998	36,082	36,266
7,767	8,268	8,700	8,992	9,263	6,269	3,560	2,781

18.1	12.8	19.6	20.5	23.9	18.9	18.8	13.2
930	1,070	930	884	845	835	787	784
$256	$262	$252	$246	$242	$201	$181	$154
$74,718	$80,361	$66,628	$44,237	$43,619	$43,646	$47,120	$42,826

# 15

BUSINESS SEGMENTS
(Dollars in thousands)
	For the years ended January 31,
	2013	2012	2011	2010	2009	2008
APPLIED TECHNOLOGY DIVISION
Sales	$171,778	$145,261	$107,910	$94,005	$111,512	$80,049
Operating income	59,590	49,750	33,197	27,538	35,034	22,701
Assets	84,224	73,872	55,740	54,007	51,608	40,058
Capital expenditures	10,780	11,971	1,947	1,092	2,857	1,054
Depreciation and amortization	3,874	2,571	2,483	1,863	1,646	1,503
ENGINEERED FILMS DIVISION
Sales	$141,976	$133,481	$105,838	$63,783	$89,858	$85,316
Operating income(b)	25,115	21,501	19,622	10,232	10,919	17,739
Assets	65,801	65,100	46,519	35,999	35,862	43,688
Capital expenditures	11,539	10,937	8,450	1,460	3,120	4,012
Depreciation and amortization	5,814	4,313	3,452	3,707	4,303	4,046
AEROSTAR DIVISION
Sales	$102,051	$107,811	$104,384	$81,617	$78,783	$69,248
Operating income	10,341	18,308	17,209	12,849	8,924	8,256
Assets	60,689	72,089	38,366	28,665	32,777	32,670
Capital expenditures	2,081	4,105	2,621	471	1,599	1,187
Depreciation and amortization	2,272	1,684	1,335	1,151	1,340	1,358
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(974)	$(460)	$(226)	$(31)	$(5)	$(107)
Engineered Films Division	(124)	(193)	(307)	(210)	(210)	(533)
Aerostar Division	(8,532)	(4,389)	(2,891)	(1,382)	(25)	(16)
Operating income	(61)	(188)	(41)	8	19	(84)
Assets	(347)	(286)	(98)	(57)	(65)	(84)
CORPORATE & OTHER(a)
Operating (loss) from administrative expenses	$(17,293)	$(13,730)	$(9,784)	$(7,407)	$(8,502)	$(7,467)
Assets	62,843	34,928	47,233	51,695	24,233	31,529
Capital expenditures	5,275	2,002	954	279	425	382
Depreciation and amortization	1,138	700	361	387	469	437
TOTAL COMPANY
Sales	$406,175	$381,511	$314,708	$237,782	$279,913	$233,957
Operating income (b)	77,692	75,641	60,203	43,220	46,394	41,145
Assets	273,210	245,703	187,760	170,309	144,415	147,861
Capital expenditures	29,675	29,015	13,972	3,302	8,001	6,635
Depreciation and amortization	13,098	9,268	7,631	7,108	7,758	7,344

(a) Assets are principally cash, investments, deferred taxes and other receivables.
(b) The year ended January 31, 2011 includes a $451 pre-tax gain on disposition of assets.

# 16

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to enhance overall financial disclosure with commentary on the operating results, liquidity, capital resources and financial condition of Raven Industries, Inc. (the Company or Raven). This commentary provides management's analysis of the primary drivers of year-over-year changes in key financial statement elements, business segment results and the impact of accounting principles on the Company's financial statements. The most significant risks and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A., Risk Factors, of this Annual Report on Form 10-K.

This discussion should be read in conjunction with Raven's Consolidated Financial Statements and notes thereto in Item 8 of this Form 10-K.

The MD&A is organized as follows:

•	Executive Summary

•	Results of Operations - Segment Analysis

•	Outlook

•	Liquidity and Capital Resources

•	Off-balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Estimates

•	Accounting Pronouncements

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets. The Company is comprised of unique operating units, or divisions, that are also its reportable segments: Applied Technology Division, Engineered Films Division and Aerostar Division. While each segment has distinct characteristics, the products and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business.

Effective June 1, 2012, the Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions. The realigned divisions will better align the Company's corporate structure with its mission and long-term growth strategies. Electronic Systems net sales of electronic manufacturing assemblies were realigned to Aerostar and the remaining proprietary products, after adjustments to intersegment eliminations, to Applied Technology. The Company retrospectively adjusted its segment information for all periods presented to reflect this change in segment reporting. These adjustments are reflected in the following discussion of segment results for comparison to prior year results.
Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margins, operating income, operating margins, net income and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets and equity

•	Segment net sales, gross profit, gross margins, operating income and operating margins

Vision and Strategy
At Raven, there is a singular purpose behind everything we do. It is: to solve great challenges. Great challenges require great solutions. Solutions driven by quality, service, innovation and peak performance set Raven apart in the development of technology that helps the world grow more food, produce more energy, protect the environment and live safely.

# 17

The Raven business model is our platform for success. Our business model is defensible, sustainable and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three unique business segments is summarized as follows:

•	Serve a set of diversified market segments with attractive near- and long-term growth prospects;

•	Consistently manage a pipeline of growth initiatives within our market segments;

•	Aggressively compete on quality, service, innovation and peak performance;

•	Hold ourselves accountable for continuous improvement;

•	Value our balance sheet as a source of strength and stability; and

•	Make corporate responsibility a top priority.

This diversified business model enables us to weather near-term challenges, while continuing to grow and build for our future. It is our culture and it is woven into how we do business.

The following discussion highlights the consolidated operating results. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	For the years ended January 31,
dollars in thousands, except per-share data	2013	% change	2012	% change	2011
Results of Operations
Net sales	$406,175	6%	$381,511	21%	$314,708
Gross margins (a)	31.4%		30.5%		29.1%
Operating income	$77,692	3%	$75,641	26%	$60,203
Operating margins (a)	19.1%		19.8%		19.1%
Net income attributable to Raven Industries, Inc.	$52,545	4%	$50,569	25%	$40,537
Diluted income per share (b)	$1.44	4%	$1.39	24%	$1.12

Cash Flow and Payments to Shareholders
Cash flow from operating activities	$76,456		$43,831		$42,085
Cash outflow for capital expenditures	$29,675		$29,015		$13,972
Cash dividends	$15,244		$13,025		$34,095

Performance Measures
Return on net sales (c)	12.9%		13.3%		12.9%
Return on average assets (d)	20.3%		23.3%		22.6%
Return on beginning equity (e)	29.1%		35.8%		30.4%

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.
(b) Diluted income per share reflects a two-for-one stock split effective July 25, 2012.
(c) Net income divided by sales.
(d) Net income divided by average assets.
(e) Net income divided by beginning equity.
Results of Operations - Fiscal 2013 compared to Fiscal 2012
The Company again posted record sales, operating income, net income and diluted earnings per share for fiscal 2013. These record levels resulted in large part from continued higher demand for Applied Technology's products as well as increased demand in Engineered Films' geomembrane and agriculture markets. With additional support from the demand for pit liners in the energy market through the first half of fiscal 2013, Engineered Films' net sales increased 6% as compared to fiscal 2012. Strong original equipment manufacturer (OEM) demand, international growth and new product sales fueled an 18% increase in net sales for Applied Technology in fiscal 2013 as compared to fiscal 2012. Aerostar's net sales decreased 5% resulting from a lack of tethered aerostat deliveries; however, in spite of this decrease, the Company's net sales increased 6% compared to the prior fiscal year.

Fiscal 2013 operating income increased 3% from fiscal 2012 primarily due to sales growth partially offset by higher investment in research and development (R&D), selling and administrative expenses. Applied Technology increased its operating income

# 18

by 20% due to higher sales and associated operating leverage. Engineered Films' operating income growth of 17% reflects higher sales and increased operating efficiencies and favorable price versus material cost spread seen in the first half of this fiscal year. Aerostar posted a decline of 44% from the prior year operating income due primarily to lower sales.

Results of Operations - Fiscal 2012 compared to Fiscal 2011
Fiscal 2012 net sales rose 21% to $381.5 million and diluted earnings per share increased 24% to $1.39 per share as a result of sales growth in all operating segments: Applied Technology (35%), Engineered Films (26%) and Aerostar (3%). These levels resulted in large part from higher demand for Applied Technology's products due to a strong agriculture market and international expansion. In addition, high crude oil prices resulted in increased drilling, which drove growth of pit liner sales in the energy market for Engineered Films. Aerostar also posted sales increases primarily due to higher T-11 parachute and spare parts deliveries. Fiscal 2012 operating income increased 26% from fiscal 2011 primarily due to these increases in net sales and improved margins in Applied Technology.

Cash Flow and Payments to Shareholders
The Company continues to generate strong operating cash flows and maintain a strong capital base as reflected in the $49.4 million cash balance as of January 31, 2013. Capital expenditures totaled $29.7 million in fiscal 2013 compared to $29.0 million in fiscal 2012. Capital spending consisted primarily of expenditures related to increased manufacturing capacity and a reclaim facility in Engineered Films, Applied Technology and Aerostar's investments in future growth, including product development, facilities and equipment along with renovation of the Company's downtown Sioux Falls corporate headquarters.

During fiscal 2013, $15.2 million was returned to shareholders though quarterly dividends. In the first quarter of fiscal 2013, the quarterly dividend was raised from 9 cents per share to 10.5 cents per share, representing the 26th consecutive annual increase in the dividend (excluding special dividends). During fiscal 2012, $13.0 million was returned to shareholders through quarterly dividends.

Performance Measures
The Company continues to generate strong returns on net sales, average assets and beginning equity, which are important gauges of Raven's ability to efficiently produce profits. Raven generated a 12.9% return on sales in fiscal 2013 as the Company continues to capitalize on competitive advantages in niche markets.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS
Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2013	% change	2012	% change	2011
Net sales	$171,778	18%	$145,261	35%	$107,910
Gross profit	80,853	21%	66,913	41%	47,455
Gross margins	47.1%		46.1%		44.0%
Operating expense	$21,263	24%	$17,163	20%	$14,258
Operating expense as % of sales	12.4%		11.8%		13.2%
Operating income	$59,590	20%	$49,750	50%	$33,197
Operating margins	34.7%		34.2%		30.8%

Net sales increased $26.5 million, or 18%, to $171.8 million and operating income of $59.6 million was up $9.8 million, or 20%, for fiscal 2013 compared to fiscal 2012.

Fiscal 2013 fourth quarter net sales grew $5.9 million, or 18%, to $38.4 million and operating income of $12.3 million rose $3.5 million, or 40%, compared to fourth quarter fiscal 2012.

A number of factors contributed to the strong full-year and fourth quarter comparative results:

•
Market conditions. Global market fundamentals were healthy as population and income growth in emerging economies have increased demand for food. The drought domestically has created some uncertainty in the marketplace, but overall, this has been substantially offset by higher commodity prices. The Company continues to cultivate and deepen

# 19

relationships with key OEM partners, which expands market share and extends Raven's technology to a broader range of customers.

•
Sales volume and new products. The favorable net sales comparisons for the fourth quarter and fiscal 2013 results reflect strong sales growth across the majority of the division's product offerings, including application controls, guidance and steering products, boom controls and injection products. Introduction of new products to the market, a staple in Applied Technology's continued growth, generated sales of about $21 million in fiscal 2013.

•
International sales. Net sales outside the U.S. accounted for 25% of segment sales in fiscal 2013 compared to 23% for fiscal 2012. International sales increased $9.0 million, or 27%, to $42.4 million in fiscal 2013 compared to fiscal 2012. Products delivered to Canada, South America, Eastern Europe and South Africa generated the majority of this growth. For the fourth quarter, international sales totaled $7.5 million, an increase of 55% from the prior year three-month period.

•	Gross margins. Gross margins improved from 46.1% in fiscal 2012 to 47.1% in fiscal 2013 due to higher sales volume and operating leverage.

•
Operating expenses. Fiscal 2013 operating expenses were 12.4% of net sales compared to 11.8% for the prior year. The increase is attributable to Applied Technology's commitment to spending on product development to drive OEM demand and continued expansion into domestic and international markets.

For fiscal 2012, net sales increased $37.4 million, or 35%, to $145.3 million and operating income was up $16.6 million, or 50%, to $49.8 million compared to fiscal 2011.

Several factors contributed to the strong comparative results for fiscal 2012 as compared to fiscal 2011:

•
Market conditions. Global market fundamentals were healthy as population and income growth in emerging economies increased demand for food, while natural disasters and adverse weather conditions restricted supplies. These factors resulted in higher crop prices and wider acceptance of precision agriculture as a sound investment for maximizing yields and controlling input costs.

•
Sales volume and selling prices. The increase in net sales was driven by higher sales volume, as selling prices reflected only a modest increase year-over-year. The favorable year-over-year comparisons reflected strong sales growth across the majority of the division's product offerings, including application controls (i.e. control systems, flow meters, valves), field computers, guidance and steering products and boom controls.

•
International sales. Net sales outside the U.S. accounted for 23% of segment sales in fiscal 2012 compared to 20% for fiscal 2011. International sales of $33.4 million in fiscal 2012 increased $11.8 million, or 55%, year-over-year as improved farm fundamentals drove strong overall demand in Brazil, and to a lesser extent, Eastern Europe, Canada, South Africa and Australia. New customers also contributed to the international sales growth, reflecting the segment's investment to expand its geographical presence.

•	Gross margins. Gross margins improved to 46.1% in fiscal 2012 from 44.0% in fiscal 2011 due to higher sales volume and operating leverage.

•
Operating expenses. Operating expenses were 11.8% of net sales in fiscal 2012 compared to 13.2% for the prior year. Although spending for R&D and business development efforts increased expenses $2.9 million compared to the prior year, such spending declined as a percentage of net sales, due to the significant growth in net sales.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2013	% change	2012	% change	2011
Net sales	$141,976	6%	$133,481	26%	$105,838
Gross profit	30,726	18%	26,090	15%	22,708
Gross margins	21.6%		19.5%		21.5%
Operating expenses	$5,611	22%	$4,589	30%	$3,537
Operating expenses as % of sales	4.0%		3.4%		3.3%
Operating income	$25,115	17%	$21,501	10%	$19,622	(a)
Operating margins	17.7%		16.1%		18.5%
(a) Includes a $451 pre-tax gain on the disposition of assets.

Net sales increased $8.5 million, or 6%, to $142.0 million while operating income was up $3.6 million, or 17%, to $25.1 million for fiscal 2013 compared to fiscal 2012.

# 20

These year-over-year changes were driven primarily by the following factors:

•
Market conditions. Economic growth in emerging markets continues to support high oil prices, though declining oil prices beginning in the second half of fiscal 2013 have decreased demand for pit liners in our energy market. Environmental and water conservation projects have increased demand for the division's containment liners in the geomembrane market.

•
Sales volume and selling prices. Sales growth for fiscal 2013 was predominately driven by the increased sales into the geomembrane and agriculture markets. Geomembrane market sales have increased $6.3 million, or 43% year-over-year, and included the completion of a significant geomembrane reservoir project in Ohio in the first half of fiscal 2013. Sales of VaporSafe® fumigation film and FeedFresh™ silage covers accounted for the most of the $4.8 million year-over-year increase in the agriculture market. Energy market demand has softened but sales in this market held at solid levels for fiscal 2013. Overall, selling prices increased 3-5% during fiscal 2013 and sales volume, as measured by pounds shipped, was up 3% year-over-year.

•
Gross margins. Fiscal 2013 gross margins increased two percentage points, as compared to the prior year, due to improved operating efficiencies, positive operating leverage and favorable price versus material spread seen in the first half of the year. Material cost as a percentage of sales was 62% for the year ended January 31, 2013 compared with 65% for the prior year.

•
Operating expenses. Fiscal 2013 operating expenses as a percentage of net sales increased to 4.0%, compared to 3.4% in the prior year. The increase was attributable to higher R&D spending as the division continues to expand its product development efforts, such as its recently announced Vapor Block® Spec 3 Showcase, a select-under-concrete-slab barrier film series.

Fiscal 2013 fourth quarter net sales declined $5.2 million, or 14%, to $30.8 million and operating income of $4.4 million was $2.1 million, or 33%, lower than the prior year fourth quarter.

Several factors contributed to the weaker fourth quarter comparative results:

•
Sales volume and selling price. Fourth quarter fiscal 2013 sales declined from the prior year fourth quarter due to lower volume. Sales volume, as measured by pounds shipped, was down 15%, with the largest decline in the energy market.

•
Gross margin. Gross margins decreased in the fourth quarter of fiscal 2013 to 18.2% compared to 22.1% in the prior year fourth quarter. The decrease in the margin was due to lower sales and unfavorable material cost spread.

For fiscal 2012, net sales increased $27.6 million, or 26%, to $133.5 million while operating income was up $1.9 million, or 10%, to $21.5 million compared to fiscal 2011.

Fiscal 2012 results were primarily driven by the following factors:

•	Market conditions. Economic growth in emerging markets continued to support higher oil prices, and in turn, increased drilling activity and demand for pit liners in the energy market.

•
Sales volume and selling prices. Sales growth for fiscal 2012 was predominately driven by the increased demand for pit liners utilized in oil and gas exploration activity. Environmental and water conservation projects increased the demand for geomembrane containment liners and covers during fiscal 2012. New product sales of FeedFresh™ and fumigation films contributed to the year-over-year sales increase in the agriculture market. Selling prices increased approximately 10% during fiscal 2012, reflecting higher material costs as compared with fiscal 2011. Sales volume, as measured by pounds shipped, was up 12% year-over-year.

•
Gross margins. Full-year gross margins declined two percentage points, despite the 26% sales growth. The lower gross margin was attributable to higher resin costs that were not fully offset by increased selling prices in the first nine months of the fiscal 2012.

•
Operating expenses. Fiscal 2012 operating expenses as a percentage of net sales increased slightly to 3.4%, compared to 3.3% in the prior year, excluding a $0.5 million gain on disposition of assets. The increase in selling expense of $0.4 million (13%) lagged the 26% increase in sales; however, a year-over-year increase in R&D spending of $0.7 million contributed to the slight increase in operating expenses as a percentage of sales. Higher R&D spending resulted from expanding product development efforts.

Aerostar
Aerostar designs and manufactures surveillance technology, electronic and specialty-sewn and sealed products including tethered aerostats, high-altitude scientific balloons and airships, protective wear, parachutes, military decoys and marine navigation equipment. Aerostar also provides electronics manufacturing services (EMS) for commercial customers with a focus on high-

# 21

mix, low-volume production. Assemblies manufactured by the Aerostar segment include avionics, communication, environmental controls and other products where high quality is critical.

Aerostar acquired Vista Research, Inc. (Vista) at the end of fiscal 2012. Vista's smart-sensing radar systems (SSRS) use sophisticated signal processing algorithms and are employed in a host of detection and tracking applications, including wide-area surveillance for border patrol and the military.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2013	% change	2012	% change	2011
Net sales	$102,051	(5)%	$107,811	3%	$104,384
Gross profit	16,155	(31)%	23,378	10%	21,307
Gross margins	15.8%		21.7%		20.4%
Operating expenses	$5,814	15%	$5,070	24%	$4,098
Operating expenses as % of sales	5.7%		4.7%		3.9%
Operating income	$10,341	(44)%	$18,308	6%	$17,209
Operating margins	10.1%		17.0%		16.5%

Net sales were unable to reach last year's results of $107.8 million, declining 5% to $102.1 million. Operating income of $10.3 million was down $8.0 million, or 44%, compared to fiscal 2012.

For the fourth quarter, net sales fell $6.5 million to $23.2 million from $29.7 million in the comparative period of 2012. Operating income declined $2.6 million to $2.8 million compared to fiscal 2012 fourth quarter.

Fiscal 2013 and fourth quarter comparative results were primarily attributable to the following:

•
Market conditions. Throughout fiscal 2013, Aerostar faced continued uncertainty and sluggish demand. Certain of this segment's markets are subject to significant variability due to federal spending. Changes in EMS revenues, however, were primarily due to expected decreases in avionics sales.

•
Sales volumes. Net sales for fiscal 2013 reflect a full year of Vista sales, $14.4 million compared to $0.6 million in fiscal 2012, and increased intercompany sourcing to Applied Technology, which added $4.1 million.  These positives were not enough to offset a decrease in tethered aerostat deliveries and electronics manufacturing sales for the year.  Vista's fourth quarter net sales of $4.8 million helped moderate a $4.8 million decline in relatively high-margin aerostat sales, as well as lower electronics manufacturing revenues, for the three-month period.

•
Gross margins. Gross margins declined from 21.7% in fiscal 2012 to 15.8% for fiscal 2013. The change in product mix negatively impacted gross margins for both the fiscal year and quarter ended January 31, 2013 as last year's margins were favorably impacted by higher-margin aerostat sales. Aerostat sales accounted for roughly 17% of net sales in fiscal 2012 compared to approximately 2% in fiscal 2013.

•
Operating expenses. Operating expenses of $5.8 million or 5.7% of sales increased $0.7 million from $5.1 million or 4.7% of sales. Higher operating expenses primarily reflect increased investment in R&D to support next generation aerostat and Vista radar technology.

For fiscal 2012, net sales increased $3.4 million, or 3%, to $107.8 million and operating income grew $1.1 million, or 6%, to $18.3 million as compared to fiscal 2011.

Fiscal 2012 results were driven by the following:

•
Sales volumes. Fiscal 2012 net sales increased $3.4 million from the prior year, primarily due to higher T-11 parachute and spare parts deliveries, additional protective wear sales and additional intercompany sourcing assembly to the Applied Technology Division, partially offset by a decrease in tethered aerostat deliveries.

•
Volatility in aerostat deliveries. The Company continued to see volatility in the delivery of aerostats which impact comparative results. Aerostat sales in fiscal 2012 were $7.3 million in the first quarter; $3.7 million in the second quarter; $1.6 million in the third quarter and $5.1 million in the fourth quarter.

•
Gross margin improvement. Gross margins improved to 21.7% compared to 20.4% in the prior year. Gross margin expansion on T-11 parachutes resulted from manufacturing efficiencies and higher sales volume but was partially offset by a change in product mix. Aerostat sales, which carry a relatively higher margin, accounted for approximately 16% of net sales in fiscal 2012 compared to 21% in fiscal 2011.

# 22

•
Operating expenses. Operating expenses of $5.1 million, or 4.7% of sales, increased $1.0 million from $4.1 million, or 3.9% of sales, primarily as a result of higher investment in research and development to support next generation aerostat technology and the development of lighter but stronger materials, along with higher selling and business development expense to expand the tethered aerostat business.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	For the years ended January 31,
dollars in thousands	2013	2012	2011
Administrative expenses	$17,293	$13,730	$9,784
Administrative expenses as a % of sales	4.3%	3.6%	3.1%
Other income (expense), net	$(46)	$57	$79
Effective tax rate	32.3%	33.1%	32.8%

Administrative expenses increased 26% in fiscal 2013 compared with fiscal 2012. Investments in additional legal, finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure accounted for the majority of the increased spending.

Other income (expense), net consists mainly of activity related to the Company's equity investment, interest income and foreign currency transaction gains or losses.

The fiscal 2013 effective tax rate of 32.3% was lower than the fiscal 2012 effective tax rate of 33.1% due to additional R&D credits available and a higher deduction for manufacturing income in the U.S.

OUTLOOK

At Raven, we solve great challenges. It's this purpose that keeps us grounded in markets and opportunities that have meaning, align with our values and provide profitable growth. For the first quarter, we continue to see positive trends in Applied Technology, though we face a challenging year-over-year comparison. Aerostar will again be impacted by a lack of aerostat orders. And within Engineered Films, we anticipate a challenging environment and another tough year-over-year comparison. Therefore, we do not expect to grow earnings in the first quarter of fiscal 2014.
One of the hallmarks of Raven's business model is the ongoing investment in its business development pipeline. Looking ahead to fiscal 2014, the quality of this pipeline is very robust and encouraging. This strength ensures the Company's competitiveness and gives us confidence in our outlook for earnings growth for the year.
Despite expected lower earnings in the first quarter of fiscal 2014, management expects to return to historic earnings growth levels in fiscal 2014 by leveraging the investments made over the last few years and through disciplined execution of the Raven business model. By building and nurturing its business development pipeline in fiscal 2014, management expects to see:

•	Earnings growth from new product developments for existing markets and key adjacent market expansions;

•	Potential acquisitions that support the Company's overall product and growth strategy;

•	Capital expansions to address capacity and capabilities; and

•	Earnings growth from further international market penetration with product lines from all three divisions.

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

# 23

Cash and cash equivalents totaled $49.4 million at January 31, 2013 compared to $25.8 million on the same date in 2012 driven by higher cash flows from operating activities. This cash flow was partially offset by cash outflow for capital expenditures, dividends paid to shareholders and payments on acquisition-related contingent liabilities.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2013. There is no outstanding balance under the line of credit at January 31, 2013. The line of credit is reduced by outstanding letters of credit totaling $1.0 million as of January 31, 2013. The credit line is expected to be renewed during fiscal 2014.

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

Cash provided by operating activities was $76.5 million in fiscal 2013 compared with $43.8 million in fiscal 2012. The increase in operating cash flows is the result of higher Company earnings and cash generated from accounts receivable and inventory account balances.

In fiscal 2013, inventory and accounts receivable generated $12.9 million of cash versus consuming $27.1 million in fiscal 2012. The Company's inventory turnover rate was consistent from the prior year despite the decrease in inventory levels (trailing 12-month inventory turn of 5.4X in fiscal 2013 and fiscal 2012). Cash collections continue to be efficient despite the increase in trailing 12 months days sales outstanding of 50 days in fiscal 2013 compared to 47 days in fiscal 2012. Year-over-year variability in accounts payable and accrued liabilities consumed $4.6 million of cash in fiscal 2013 compared to cash generated of $1.7 million in fiscal 2012 due to timing of payments. In fiscal 2013, deferred income taxes consumed $1.8 million of cash compared to $5.4 million of additional cash flow in fiscal 2012, which related primarily to bonus depreciation taken on qualified capital expenditures.

In fiscal 2012, inventory and accounts receivable consumed $27.1 million of cash compared to $14.7 million in fiscal 2011. The Company's inventory turnover rate declined slightly from the prior year due to higher raw material inventory levels to support increased sales (trailing 12-month inventory turn of 5.4X in fiscal 2012 versus 5.6X in fiscal 2011). Cash collections continued to be efficient, with the trailing 12 month days sales outstanding of 47 days in fiscal 2012 compared to 48 days in fiscal 2011. Year-over-year variability in accounts payable consumed $0.2 million of cash in fiscal 2012 compared to cash generated of $2.7 million in fiscal 2011 due to timing of payments. In fiscal 2012, the change in deferred income taxes contributed $5.4 million of additional operating cash flow due primarily to the deferral of tax liabilities resulting from bonus depreciation taken on qualified capital expenditures.

Investing Activities
Cash used in investing activities totaled $29.9 million in fiscal 2013, $40.3 million in fiscal 2012 and $11.4 million in fiscal 2011. Capital expenditures totaled $29.7 million in fiscal 2013 compared to $29.0 million million in fiscal 2012 and $14.0 million in fiscal 2011. Capital spending consisted primarily of expenditures related to increased manufacturing capacity and a reclaim facility in Engineered Films, Applied Technology's research and training facilities along with renovation of the Company's downtown Sioux Falls corporate headquarters.

There were no businesses acquired in fiscal 2013. Capital outlay for payments related to business acquisitions was $11.8 million in fiscal 2012, primarily related to the Vista acquisition.

Management anticipates capital spending in the $25 - $30 million range in fiscal 2014. As part of the Company's investment in corporate infrastructure, over the next two years Raven will continue to invest in the renovation of its downtown Sioux Falls corporate headquarters, spending approximately $11 - $13 million in that period. Expansion of Engineered Films' capacity and Applied Technology's manufacturing and research and development facility are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Financing activities consumed cash of $23.0 million in fiscal 2013 compared with $15.2 million in fiscal 2012 and $33.8 million in fiscal 2011.

Quarterly dividends paid in fiscal 2013 were $15.2 million, or $0.42 per share, compared to $13.0 million in fiscal 2012 and $11.6 million in fiscal 2011. In the first quarter of fiscal 2013, the Company increased the quarterly dividend rate (excluding special

# 24

dividends) for the 26th consecutive year. Raven has now paid a dividend in 40 consecutive years. In fiscal 2011, the Company paid a special dividend of $22.5 million, or $0.625 per share.

During fiscal 2013, the Company made $8.4 million in payments on acquisition-related contingent liabilities related to the Vista acquisition and the 2009 acquisition of substantially all of the assets of Ranchview, Inc., a privately held Canadian corporation.

Fiscal 2012 financing cash outflow included a payment to close a line of credit assumed as part of the Vista acquisition totaling $2.9 million. No borrowings were made under this line of credit.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of January 31, 2013, the Company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment and unconditional purchase obligations, primarily for raw materials, in the amounts listed below. The Company has no off-balance sheet debt or other unrecorded obligations other than the items noted in the table below.

A summary of the obligations and commitments at January 31, 2013 is shown below.

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	4,120	1,478	2,319	323	—
Unconditional purchase obligations(a)	50,996	50,996	—	—	—
Postretirement benefits(b)	21,379	235	537	642	19,965
Acquisition-related contingent payments(c)	12,284	732	2,384	3,756	5,412
Uncertain tax positions(d)	—	—	—	—	—
Line of credit(d)	—	—	—	—	—
	$88,779	$53,441	$5,240	$4,721	$25,377
(a)	Includes unconditional obligations of $2,185 related to the ongoing renovations of the Company's corporate headquarters.
(b)	Postretirement benefit amounts represent expected payments on the accumulated postretirement benefit obligation before it is discounted.
(c)
Amounts reflect the future earn-out payments with respect to prior year business acquisitions. Actual payments on these obligations may vary from the reported amounts since the total payment amount due depends upon certain future conditions. See below for further detail on the specific obligations.

(d)	See below for further details on specific obligations.

Acquisition-related obligations
The Company has a future obligation for earn-out payments associated with business acquisitions completed in prior years. The Company agreed to pay additional contingent consideration not to exceed $15.0 million, based upon earn-out percentages on specific revenue streams until January 31, 2019. The total liability recorded on the Consolidated Balance Sheet as of January 31, 2013 related to these future obligations was $3.1 million, of which $0.7 million was classified as "Accrued liabilities" and $2.4 million as "Other liabilities". These liabilities represent the present value of earn-out payments classified as consideration at the acquisition date. The Company has not paid any amount on the earn-out obligation as of January 31, 2013. In a transaction separate from the acquisition, the Company agreed to fund a revenue-based bonus pool, also not to exceed $15.0 million, which will be accrued when the specific revenue stream is recorded using those same earn-out percentages.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $5.8 million at January 31, 2013. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the applicable tax year is no longer subject to examination by the tax authorities.

Line of credit
Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10.5 million with a maturity date of November 30, 2013, bearing interest at 1.5% above the daily one month London Inter-Bank Market Rate. Letters of credit totaling $1.0 million have been issued under the line, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of January 31, 2013, 2012 and 2011 and $9.5 million was available at January 31, 2013. There have been no borrowings under the credit line with Wells Fargo in the last three fiscal years. In the event the bank chooses not to renew the Company's line of credit, the letters of credit would cease and alternative methods of support for the insurance obligations would be necessary, would be more expensive and would require additional cash outlays. Management believes the chances of this are remote.

# 25

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. These policies are discussed below because a fluctuation in actual results versus expected results could materially affect operating results and because the policies require significant judgments and estimates to be made. Accounting related to these policies is initially based on best estimates at the time of original entry in the accounting records. Adjustments are periodically recorded when the Company's actual experience differs from the expected experience underlying the estimates. These adjustments could be material if experience were to change significantly in a short period of time. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, Raven has used derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

Inventories
The Company estimates inventory valuation each quarter. Typically, when a product reaches the end of its lifecycle, inventory value declines slowly or the product has alternative uses. Management uses its manufacturing resources planning data to help determine if inventory is slow-moving or has become obsolete due to an engineering change. The Company closely reviews items that have balances in excess of the prior year's requirements, or that have been dropped from production requirements. Despite these reviews, technological or strategic decisions made by management or Raven's customers may result in unexpected excess material. The electronics manufacturing business in Aerostar Division typically has recourse to customers for obsolete or excess material. When these customers authorize inventory purchases, especially with long lead-time items, they are required to take delivery of unused material or compensate the Company accordingly. In every Raven operating unit, management must manage obsolete inventory risk. The accounting judgment ultimately made is an evaluation of the success that management will have in controlling inventory risk and mitigating the impact of obsolescence when it does occur.

Warranties
Estimated warranty liability costs are based on historical warranty costs and average time elapsed between purchases and returns for each business segment. Warranty issues that are unusual in nature are accrued for individually.

Allowance for Doubtful Accounts
Determining the level of the allowance for doubtful accounts requires management's best estimate of the amount of probable credit losses based on historical write-off experience by segment and an estimate of the ability to collect any known problem accounts. Factors that are considered beyond historical experience include the length of time the receivables are outstanding, the current business climate and the customer's current financial condition. Accounts receivable and any related allowance are written off after all collection efforts have been exhausted.

Revenue Recognition
Estimated returns or sales allowances are recognized upon shipment of a product. The Company sells directly to customers or distributors that incur the expense and commitment for any post-sale obligations beyond stated warranty terms.

Goodwill and Long-lived Assets
Management assesses goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired, using fair value measurement techniques. For goodwill, Raven performs impairment reviews by reporting units which are determined to be: Applied Technology Division, Engineered Films Division, and two separate reporting units in the Aerostar Division, one which is Vista and the other is all other Aerostar operations.

The Company has the option to perform a qualitative impairment assessment over relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Certain events and circumstances reviewed are macroeconomics, industry conditions, cost inputs, overall financial performance and other relevant entity-specific events. If events and circumstances indicate the fair value of a reporting unit is more likely than not greater than its carrying amount, then no further goodwill impairment testing is needed. If events and circumstances indicate the fair value of a reporting unit is less than its carrying value, or the Company does not elect to do the qualitative assessment, then the Company must perform step one of the goodwill impairment analysis.

In step one of the impairment analysis, the fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Management

# 26

evaluates the merits of each significant assumption used to determine the fair value of the reporting unit. Actual results may differ from those used in our valuations.

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including experience, anticipated future economic conditions, changes in raw material prices and growth expectations. These assumptions are determined over a five-year strategic planning period. The five year growth rates for revenues and operating profits vary for each reporting unit being evaluated.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit.

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

For long-lived assets, including definite-lived intangibles, investments in affiliates and property, plant and equipment, management tests for recoverability whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Property, plant and equipment are depreciated over the estimated lives of the assets using accelerated methods, which reduces the likelihood of an impairment loss. Management periodically discusses any significant changes in the utilization of long-lived assets, which may result from, but are not limited to, an adverse change in the asset's physical condition or a significant adverse change in the business climate. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining its fair value.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In July 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (ASU No. 2012-02). ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows Raven to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has no material indefinite-lived intangible assets.  Early adoption of this guidance in fiscal 2013 had no material impact on the Company's consolidated financial statements.
Pending Accounting Standards
At January 31, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

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

# 27

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of January 31, 2013. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations or cash flows.

# 28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

		Page(s)
Management's Report on Internal Control Over Financial Reporting		30
Report of Independent Registered Public Accounting Firm		31
Consolidated Financial Statements
	Consolidated Balance Sheets	32
	Consolidated Statements of Income and Comprehensive Income	33
	Consolidated Statements of Shareholders' Equity	34
	Consolidated Statements of Cash Flows	35
	Notes to Consolidated Financial Statements	36
Quarterly Information (Unaudited) - included in Item 5		11

# 29

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has assessed effectiveness of the Company's internal control over financial reporting as of January 31, 2013. In making this assessment, it used the criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment using those criteria , we concluded that, as of January 31, 2013, the Company's internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ DANIEL A. RYKHUS	/s/ THOMAS IACARELLA
Daniel A. Rykhus	Thomas Iacarella
President & Chief Executive Officer	Vice President & Chief Financial Officer

March 28, 2013

# 30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries at January 31, 2013, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 28, 2013

# 31

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per-share amounts)

	As of January 31,
	2013	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$49,353	$25,842	$37,563
Short-term investments	—	—	1,000
Accounts receivable, net	56,303	60,759	39,967
Inventories	46,189	54,756	43,679
Deferred income taxes	3,107	3,299	2,733
Other current assets	1,796	2,903	3,239
Total current assets	156,748	147,559	128,181

Property, plant and equipment, net	81,238	61,894	41,522
Goodwill	22,274	22,274	10,777
Amortizable intangible assets, net	8,681	9,412	1,585
Other assets, net	4,269	4,564	5,695
TOTAL ASSETS	$273,210	$245,703	$187,760

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,438	$16,162	$16,715
Accrued liabilities	17,192	22,993	16,096
Customer advances	1,431	1,491	1,524
Total current liabilities	33,061	40,646	34,335

Other liabilities	18,702	24,467	12,211

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,223; 65,132; and 65,022, respectively	65,223	32,566	32,511
Paid in capital	5,885	9,607	7,060
Retained earnings	205,695	193,650	156,125
Accumulated other comprehensive loss	(2,095)	(1,962)	(1,120)
Less treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	221,346	180,499	141,214
Noncontrolling interest	101	91	—
Total shareholders' equity	221,447	180,590	141,214
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$273,210	$245,703	$187,760

The accompanying notes are an integral part of the consolidated financial statements.

# 32

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2013	2012	2011
Net sales	$406,175	$381,511	$314,708
Cost of sales	278,502	265,319	223,279
Gross profit	127,673	116,192	91,429

Research and development expenses	13,367	9,724	7,604
Selling, general and administrative expenses	36,614	30,827	24,073
Gain on disposition of assets	—	—	(451)
Operating income	77,692	75,641	60,203

Other income (expense), net	(46)	57	79
Income before income taxes	77,646	75,698	60,282

Income taxes	25,091	25,063	19,745
Net income	52,555	50,635	40,537

Net income attributable to the noncontrolling interest	10	66	—

Net income attributable to Raven Industries, Inc.	$52,545	$50,569	$40,537

Net income per common share:
─ Basic	$1.45	$1.40	$1.12
─ Diluted	$1.44	$1.39	$1.12

Comprehensive income:
Net income	$52,555	$50,635	$40,537

Other comprehensive income, net of tax:
Foreign currency translation	(3)	(38)	127
Postretirement benefits, net of income tax of $70, $432 and $25, respectively	(130)	(804)	(46)
Other comprehensive income (loss), net of tax	(133)	(842)	81

Comprehensive income	52,422	49,793	40,618

Comprehensive income attributable to noncontrolling interest	10	66	—

Comprehensive income attributable to Raven Industries, Inc.	$52,412	$49,727	$40,618

The accompanying notes are an integral part of the consolidated financial statements.

# 33

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non controlling Interest	Total Equity
			Shares	Cost
Balance January 31, 2010	$32,478	$5,604	(14,449)	$(53,362)	$149,732	$(1,201)	$133,251	$—	$133,251
Net income	—	—	—	—	40,537	—	40,537	—	40,537
Other comprehensive income (loss), net of income tax	—	—	—	—	—	81	81	—	81
Cash dividends ($0.32 per share)	—	17	—	—	(11,563)	—	(11,546)	—	(11,546)
Cash dividends (special - $0.625 per share)	—	32	—	—	(22,581)	—	(22,549)	—	(22,549)
Stock surrendered upon exercise of stock options	(79)	(3,038)	—	—	—	—	(3,117)	—	(3,117)
Employees' stock options exercised	112	3,257	—	—	—	—	3,369	—	3,369
Share-based compensation	—	1,179	—	—	—	—	1,179	—	1,179
Tax benefit from exercise of stock options	—	9	—	—	—	—	9	—	9
Balance January 31, 2011	32,511	7,060	(14,449)	(53,362)	156,125	(1,120)	141,214	—	141,214
Net income	—	—	—	—	50,569	—	50,569	66	50,635
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(842)	(842)	—	(842)
Cash dividends ($0.36 per share)	—	19	—	—	(13,044)	—	(13,025)	—	(13,025)
Director shares issued	7	(7)	—	—	—	—	—	—	—
Stock surrendered upon exercise of stock options	(37)	(2,089)	—	—	—	—	(2,126)	—	(2,126)
Employees' stock options exercised	84	2,413	—	—	—	—	2,497	—	2,497
Share-based compensation	1	1,921	—	—	—	—	1,922	—	1,922
Tax benefit from exercise of stock options	—	290	—	—	—	—	290	—	290
Noncontrolling capital contribution	—	—	—	—	—	—	—	25	25
Balance January 31, 2012	32,566	9,607	(14,449)	(53,362)	193,650	(1,962)	180,499	91	180,590
Net income	—	—	—	—	52,545	—	52,545	10	52,555
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(133)	(133)	—	(133)
Cash dividends ($0.42 per share)	—	63	—	—	(15,307)	—	(15,244)	—	(15,244)
Two-for-one stock split	32,598	(7,405)	(14,448)	—	(25,193)	—	—	—	—
Stock surrendered upon exercise of stock options	(36)	(2,215)	—	—	—	—	(2,251)	—	(2,251)
Employees' stock options exercised	95	2,503	—	—	—	—	2,598	—	2,598
Share-based compensation	—	3,075	—	—	—	—	3,075	—	3,075
Tax benefit from exercise of stock options	—	257	—	—	—	—	257	—	257
Balance January 31, 2013	$65,223	$5,885	(28,897)	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
The accompanying notes are an integral part of the consolidated financial statements.

# 34

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$52,555	$50,635	$40,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,496	8,180	6,512
Amortization of intangible assets	1,602	1,088	1,119
Gain on disposition of assets	—	—	(451)
Gain on acquistion-related contingent liability settlement	(508)	—	—
Change in fair value of acquisition-related contingent consideration	784	(14)	274
Income from equity investment	(156)	(156)	(195)
Deferred income taxes	(1,803)	5,358	423
Share-based compensation expense	3,075	1,922	1,179
Change in operating assets and liabilities	9,199	(23,076)	(7,273)
Other operating activities, net	212	(106)	(40)
Net cash provided by operating activities	76,456	43,831	42,085

INVESTING ACTIVITIES:
Capital expenditures	(29,675)	(29,015)	(13,972)
Payments related to business acquisitions, net of cash acquired	—	(11,787)	(399)
Sales of short-term investments	—	1,000	3,700
Purchases of short-term investments	—	—	(1,700)
Proceeds from disposition of assets	—	—	888
Other investing activities, net	(255)	(511)	65
Net cash used in investing activities	(29,930)	(40,313)	(11,418)

FINANCING ACTIVITIES:
Dividends paid	(15,244)	(13,025)	(34,095)
Repayment of line of credit	—	(2,869)	—
Payment of acquisition-related contingent liabilities	(8,367)	—	—
Other financing activities, net	604	660	261
Net cash used in financing activities	(23,007)	(15,234)	(33,834)

Effect of exchange rate changes on cash	(8)	(5)	46

Net increase (decrease) in cash and cash equivalents	23,511	(11,721)	(3,121)
Cash and cash equivalents at beginning of year	25,842	37,563	40,684
Cash and cash equivalents at end of year	$49,353	$25,842	$37,563

The accompanying notes are an integral part of the consolidated financial statements.

# 35

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per-share amounts)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets. The Company includes six wholly-owned subsidiaries: Aerostar International, Inc. (Aerostar); Raven Industries Canada, Inc. (Raven Canada); Raven Industries GmbH (Raven GmbH); Raven Industries Australia Pty Ltd (Raven Australia); Raven Do Brazil Participacoes E Servicos Technicos LTDA (Raven Brazil); and Vista Research, Inc. (Vista). The Company and these subsidiaries comprise three unique operating units, or divisions, classified into reportable segments (Applied Technology, Engineered Films and Aerostar).

The consolidated financial statements for the periods included herein have been prepared by Raven pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The accompanying consolidated financial statements include the accounts of Raven and its wholly-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interest
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. During fiscal year 2012, the Company entered into a business venture agreement to pursue potential product and support services contracts for agencies and instrumentalities of the United States government. The business venture, Aerostar Integrated Systems (AIS), is 75% owned by the Company and is included in the Aerostar business segment. No capital contributions were made by the noncontrolling interest since the initial capitalization. Given the Company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture.

Investments in Affiliate
An affiliate investment over which the Company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of the investee, is accounted for using the equity method. The investment balance is included in “Other assets, net,” while the Company's share of the investee's results of operations is included in “Other income (expense), net.” The Company considers whether the value of any of its equity method investments has been impaired whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities and the overall health of the affiliate's industry), an impairment loss would be recorded.

Use of Estimates
Preparing the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking, money market and savings accounts with Wells Fargo Bank, N.A.

# 36

(Dollars in thousands, except per-share amounts)

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, do not bear interest and are considered past due based on invoice terms. Unbilled receivables arise when revenues have been earned, but not billed, and are related to differences in timing. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses. This is based on historical write-off experience by segment and an estimate of the collectability of any known problem accounts.

Inventory Valuation
Inventories are carried at the lower of cost or market, with cost determined on the first-in, first-out basis. Market value encompasses consideration of all business factors including price, contract terms and usefulness.

Property, Plant and Equipment
Property, plant and equipment are carried at cost and are depreciated over the estimated useful lives of the assets using accelerated methods. The estimated useful lives used for computing depreciation are as follows:

Building and improvements	15 - 39 years
Manufacturing equipment by segment
Applied Technology	3 - 5 years
Engineered Films	5 - 12 years
Aerostar	3 - 5 years
Furniture, fixtures, office equipment and other	3 - 7 years

The cost of maintenance and repairs is charged to expense in the period incurred, and renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or disposed are removed from the accounts and the resulting gain or loss is reflected in operations.

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software in accordance with the accounting guidance for such costs. Capitalized software costs totaled $7 in fiscal 2013, $553 in fiscal 2012 and $1,280 in fiscal 2011. The costs are included in “Property, plant and equipment, net” on the Consolidated Balance Sheets. Software costs that do not meet capitalization criteria are expensed as incurred. Amortization expense related to capitalized software is computed on the straight-line basis over the estimated lives ranging from 3 to 5 years and is included in depreciation.

Fair Value Measurements
Fair value is defined as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses the established fair value hierarchy, which classifies or prioritizes the inputs used in measuring fair value. These classifications include:
Level 1 - Observable inputs such as quoted prices in active markets;
Level 2 - Inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3 - Unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.
The Company's financial assets required to be measured at fair value on a recurring basis include cash and cash equivalents. The Company determines fair value of its cash equivalents through quoted market prices.
The Company's goodwill and long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Our accounting policy and methodology for assessing impairment of these assets is further described below and in the Management's Discussion and Analysis Critical Accounting Estimates.
For all acquisitions, the Company is required to measure the fair value of the net identifiable tangible and intangible assets acquired, excluding goodwill and deferred income taxes. In addition, the Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Fair value measurements associated with acquisitions, including acquisition-related contingent liabilities, are described in Note 5.

# 37

(Dollars in thousands, except per-share amounts)

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

Goodwill
Raven recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. For business combinations prior to February 1, 2009, earn-out payments to sellers are added to goodwill when payable under the terms of the purchase agreement. For business combinations after February 1, 2009, earn-out payments are accrued at fair value as of the purchase date and payments reduce the accrual without affecting goodwill. Any change in the fair value of the contingent consideration after the acquisition date is recognized in the Consolidated Statements of Income and Comprehensive Income.

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

Long-Lived Assets
The Company periodically assesses the recoverability of long-lived and intangible assets. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is the excess of the carrying value of the asset over its fair value.

Insurance Obligations
Raven employs insurance policies to cover workers' compensation and general liability costs. Liabilities are accrued related to claims filed and estimates for claims incurred but not reported. To the extent these obligations are expected to be reimbursed by insurance, the probable insurance policy benefit is included as a component of “Other current assets.”

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

For certain long-term, service-related contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs. Losses estimated to be incurred upon completion of contracts are charged to operations when they become known.

Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

# 38

(Dollars in thousands, except per-share amounts)

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

Income Taxes
Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance to reflect realizable value. Accruals are maintained for uncertain tax positions.

Accounting Pronouncements

Accounting Standards Adopted
In July 2012 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" (ASU No. 2012-02). ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows Raven to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has no material indefinite-lived intangible assets.  Early adoption of this guidance in fiscal 2013 had no material impact on the Company's consolidated financial statements.
Pending Accounting Standards
At January 31, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

# 39

(Dollars in thousands, except per-share amounts)

NOTE 2	SELECTED BALANCE SHEET INFORMATION
Following are the components of selected balance sheet items:

	As of January 31,
	2013	2012	2011
Accounts receivable, net:
Trade accounts	$56,508	$60,929	$40,267
Allowance for doubtful accounts	(205)	(170)	(300)
	$56,303	$60,759	$39,967
Inventories:
Finished goods	$8,571	$7,094	$7,994
In process	2,675	6,105	5,424
Materials	34,943	41,557	30,261
	$46,189	$54,756	$43,679
Other current assets:
Insurance policy benefit	$860	$1,873	$1,909
Prepaid expenses and other	936	1,030	1,330
	$1,796	$2,903	$3,239
Property, plant and equipment, net:
Land	$2,077	$2,077	$1,798
Buildings and improvements	52,936	36,952	24,972
Machinery and equipment	101,645	89,919	75,310
Accumulated depreciation	(75,420)	(67,054)	(60,558)
	$81,238	$61,894	$41,522
Other assets, net:
Investment in affiliate	$4,063	$4,409	$4,728
Deferred income taxes	—	—	924
Other, net	206	155	43
	$4,269	$4,564	$5,695
Accrued liabilities:
Salaries and benefits	$3,978	$4,297	$3,264
Vacation	4,025	4,387	3,186
401(k) contributions	520	966	253
Insurance obligations	2,506	2,789	3,356
Profit sharing	287	1,244	1,627
Warranties	1,888	1,699	1,437
Taxes - accrued and withheld	1,392	2,596	1,453
Acquisition-related contingent consideration	712	3,266	263
Other	1,884	1,749	1,257
	$17,192	$22,993	$16,096
Other liabilities:
Postretirement benefits	$8,072	$7,348	$5,757
Acquisition-related contingent consideration	2,359	7,655	2,230
Deferred income taxes	2,453	4,518	—
Uncertain tax positions	5,818	4,946	4,224
	$18,702	$24,467	$12,211

# 40

(Dollars in thousands, except per-share amounts)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders' equity but are excluded from net income. The components of accumulated other comprehensive income (loss) are shown below:

	As of January 31,
	2013	2012	2011
Foreign currency translation	$142	$145	$183
Postretirement benefits, net of tax	(2,237)	(2,107)	(1,303)
Total accumulated other comprehensive loss	$(2,095)	$(1,962)	$(1,120)

NOTE 4	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2013	2012	2011
Changes in operating assets and liabilities:
Accounts receivable	$4,362	$(15,569)	$(5,536)
Inventories	8,567	(11,528)	(9,189)
Prepaid expenses and other assets	976	(291)	96
Accounts payable	(2,937)	(233)	2,713
Accrued and other liabilities	(1,709)	4,578	4,428
Customer advances	(60)	(33)	215
	$9,199	$(23,076)	$(7,273)

Cash paid during the year for income taxes	$26,697	$16,782	$19,700

Significant non-cash transactions:
Capital expenditures included in accounts payable	$2,196	$984	$2,181

NOTE 5	ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
Vista Research
In January 2012, the Company completed the purchase agreement of all the outstanding stock of Vista Research, Inc. (Vista) for a purchase price of $23,269, of which $12,000 was cash and $2,869 was an assumed line of credit paid by Raven at closing. The fair value of contingent consideration and earn-outs comprised the remaining $8,400 of the purchase price. Results of operations subsequent to the acquisition have been combined into the Aerostar Division.

Vista is a leading provider of surveillance systems that enhance the effectiveness of radars using sophisticated algorithms. Vista's smart sensing radar systems (SSRS) are employed in a host of advanced detection and tracking applications, including wide-area surveillance for the border patrol and the military. This acquisition allows Raven to enhance its tethered aerostat security solutions within its Aerostar Division and positions the Company to meet growing global demand for low-cost detection and tracking systems used by government and law enforcement agencies.

In connection with the stock purchase agreement, Raven agreed to pay an aggregate $6,500 upon receipt and delivery of a specific quantity of SSRS orders by certain milestone dates. Both of these milestones were met in fiscal 2013 and Raven paid the accrued contingent consideration of $6,500 in the fourth quarter.

Under the stock purchase agreement, the Company will also make annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. The fair value of these contingent considerations is $3,071, of which $712 was classified in "Accrued liabilities" and $2,359 as "Other liabilities" in the Consolidated Balance Sheet for the year ended January 31, 2013. At January 31, 2012, the fair value of the contingent consideration for the Vista acquisition was $8,400, of which $3,068 was classified as "Accrued liabilities" and $5,332 as "Other liabilities" in the Consolidated Balance Sheet for the year ended January 31, 2012.

# 41

(Dollars in thousands, except per-share amounts)

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $11,497, all of which is tax deductible. Goodwill resulting from this business combination is largely attributable to the experienced workforce of the acquired business and synergies expected to arise after integration of Vista products into existing Aerostar products. Identifiable intangible assets acquired as part of the acquisition were $7,810, including definite-lived intangibles, such as customer relationships, proprietary technology and non-compete agreements, with a useful life ranging from six to ten years. These intangible assets are being amortized on the basis of undiscounted cash flows over a weighted average period of 4.1 years.

The total purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Cash	$320
Accounts receivable	2,375
Inventory	264
Other current and long term assets	3,342
Property, plant and equipment, net	834
Goodwill	11,497
Existing technology	4,300
Customer relationships	3,260
Other intangibles	250
Current liabilities	(3,023)
Other liabilities	(150)
Total purchase price	$23,269

Vista net sales and net loss recognized in fiscal 2012 from the acquisition date to January 31, 2012 were $631 and $(125), respectively.

The following pro forma consolidated condensed financial results of operations are presented as if the acquisition described above had been completed at the beginning of each period presented:

	For the years ended January 31,
	2012	2011
Pro forma net sales	$395,974	$328,361
Pro forma net income attributable to Raven Industries, Inc.	49,907	39,948

Pro forma earnings per common share:
Basic	$1.38	$1.10
Diluted	$1.37	$1.10
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

Equity Method Investment SST
In November 2009, the Company acquired a 20% interest in Site Specific Technology Development Group, Inc. (SST) for $5,000. SST is a privately held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage information in the precision agriculture market.

# 42

(Dollars in thousands, except per-share amounts)

Changes in the net carrying value of the investment in SST were as follows:

	As of January 31,
	2013	2012	2011
Balance at beginning of year	$4,409	$4,728	$5,010
Income from equity investment	156	156	195
Amortization of intangible assets	(477)	(475)	(477)
Dividend received	(25)	—	—
Balance at end of year	$4,063	$4,409	$4,728

In October 2012, SST purchased approximately 10% of its outstanding common stock to be held as treasury stock. The impact of this transaction on Raven's noncontrolling interest in SST and the carrying value of its investment was as follows: Raven's ownership interest in SST increased from 20% to 22%; Raven's basis in the net assets at acquisition decreased by $525; and the basis in the technology-related assets and goodwill increased $117 and $408, respectively, with no net impact to the carrying value of the investment.

Ranchview
Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 which is included in Applied Technology operating income.

NOTE 6	GOODWILL AND OTHER INTANGIBLES
Goodwill
The changes in the carrying amount of goodwill by reporting segment are shown below:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2010	$9,814	$96	$789	$10,699
Acquisition earn-outs	78	—	—	78
Balance at January 31, 2011	9,892	96	789	10,777
Acquired goodwill	—	—	11,497	11,497
Balance at January 31, 2012	9,892	96	12,286	22,274
Acquired goodwill	—	—	—	—
Balance at January 31, 2013	$9,892	$96	$12,286	$22,274

Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2013			2012			2011
		Accumulated			Accumulated			Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$7,500	$(3,375)	$4,125	$7,500	$(2,637)	$4,863	$3,200	$(2,159)	$1,041
Customer relationships	3,494	(300)	3,194	3,494	(155)	3,339	234	(128)	106
Other intangibles	2,506	(1,144)	1,362	2,225	(1,015)	1,210	1,426	(988)	438
Total	$13,500	$(4,819)	$8,681	$13,219	$(3,807)	$9,412	$4,860	$(3,275)	$1,585

# 43

(Dollars in thousands, except per-share amounts)

The estimated future amortization expense for definite-lived intangible assets during the next five years is as follows:

	2014	2015	2016	2017	2018
Estimated amortization expense	$1,688	$2,124	$2,321	$2,150	$1,528

NOTE 7	EMPLOYEE POSTRETIREMENT BENEFITS
The Company has two 401(k) plans covering substantially all employees as of January 31, 2013. One plan, which covers the majority of employees, matches employee contributions up to 4%. The other 401(k) plan was assumed as part of the Vista acquisition. Contributions under this plan include a 3% annual contribution and may include additional discretionary contributions to the plan that are determined annually by management. Total 401(k) contribution expense for both plans was $2,021, $1,556 and $1,254 for fiscal 2013, 2012 and 2011, respectively.

In addition, the Company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no assets held for the postretirement plans and any obligations are covered through operating cash and investments. The accumulated benefit obligation for these benefits is as follows:

	For the years ended January 31,
	2013	2012	2011
Benefit obligation at beginning of year	$7,560	$5,969	$5,512
Service cost	187	121	62
Interest cost	335	334	324
Actuarial loss and assumption changes	433	1,363	237
Retiree benefits paid	(208)	(227)	(166)
Benefit obligation at end of year	$8,307	$7,560	$5,969

The following tables set forth the plans pre-tax adjustment to accumulated other comprehensive income/loss (AOCI):

	For the years ended January 31,
	2013	2012	2011
Amounts not yet recognized in net periodic benefit cost:
Net actuarial loss	$3,441	$3,218	$1,912
Transition obligation	—	23	45
Total pre-tax accumulated other comprehensive loss	$3,441	$3,241	$1,957

Pre-tax accumulated other comprehensive loss - beginning of year related to benefit obligation	$3,241	$1,957	$1,935
Reclassification adjustments recognized in benefit cost:
Recognized net (loss)	(210)	(104)	(144)
Amortization of transition obligation	(23)	(23)	(23)
Amounts recognized in AOCI during the year:
Net actuarial loss	433	1,411	189
Pre-tax accumulated other comprehensive loss - end of year related to benefit obligation	$3,441	$3,241	$1,957

The net actuarial loss for fiscal year 2013 was driven by a decrease in the discount rate and demographic changes, offset by better than expected claims experience. The net actuarial loss in fiscal year 2012 was primarily caused by the decrease in discount rate. The net actuarial loss in fiscal year 2011 was driven by an increase in the ultimate health care trend rate and a decrease in the discount rate, offset by lower than expected claims.

# 44

(Dollars in thousands, except per-share amounts)

The liability and net periodic benefit cost reflected in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income were as follows:

	For the years ended January 31,
	2013	2012	2011
Beginning liability balance	$7,560	$5,969	$5,512
Net periodic benefit cost	755	582	552
Other comprehensive (income) loss	200	1,236	71
Total recognized in net and other comprehensive income	955	1,818	623
Retiree benefits paid	(208)	(227)	(166)
Ending liability balance	$8,307	$7,560	$5,969

Current portion in accrued liabilities	$235	$212	$212
Long-term portion in other liabilities	$8,072	$7,348	$5,757
Assumptions used to calculate benefit obligation:
Discount rate	4.25%	4.50%	5.75%
Wage inflation rate	4.00%	4.00%	4.00%
Health care cost trend rates:
Health care cost trend rate assumed for next year	8.10%	8.60%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025	2025

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years. The total estimated cost to be recognized from AOCI into net periodic benefit cost over the next fiscal year is $182.

The assumed health care cost trend rate has a significant effect on the amounts reported. The impact of a one-percentage point change in assumed health care rates would have the following effects:

	January 31, 2013
	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost components	$75	$(53)

Effect on accumulated postretirement benefit obligation	$1,588	$(1,288)

NOTE 8	WARRANTIES
Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2013	2012	2011
Beginning balance	$1,699	$1,437	$1,259
Acquired	—	192	—
Accrual for warranties	2,968	3,010	2,461
Settlements made (in cash or in kind)	(2,779)	(2,940)	(2,283)
Ending balance	$1,888	$1,699	$1,437

# 45

(Dollars in thousands, except per-share amounts)

NOTE 9	INCOME TAXES
The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2013	2012	2011
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal tax benefit	1.6	1.0	1.3
Tax benefit on qualified production activities	(3.2)	(2.4)	(3.0)
Tax credit for research activities	(0.9)	(0.7)	(0.7)
Other, net	(0.2)	0.2	0.2
	32.3%	33.1%	32.8%

Significant components of the Company's income tax provision were as follows:

	For the years ended January 31,
	2013	2012	2011
Income taxes:
Currently payable	$26,894	$19,705	$19,322
Deferred (benefit) expense	(1,803)	5,358	423
	$25,091	$25,063	$19,745

Deferred Tax Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2013	2012	2011
Current deferred tax assets:
Accounts receivable	$70	$58	$103
Inventories	507	452	463
Accrued vacation	1,118	1,248	1,008
Insurance obligations	576	559	485
Warranty obligations	661	595	503
Other accrued liabilities	175	387	171
	3,107	3,299	2,733

Non-current deferred tax assets (liabilities):
Postretirement benefits	2,826	2,571	2,014
Depreciation and amortization	(9,114)	(9,673)	(3,050)
Uncertain tax positions	1,969	1,673	1,426
Share-based compensation	1,613	981	601
Other	253	(70)	(67)
	(2,453)	(4,518)	924
Net deferred tax asset (liability)	$654	$(1,219)	$3,657

Pre-tax book income for the U.S. companies and the Canadian subsidiary was $76,680 and $900, respectively. As of January 31, 2013, undistributed earnings of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

# 46

(Dollars in thousands, except per-share amounts)

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2013	2012	2011
Gross unrecognized tax benefits at beginning of year	$3,567	$3,112	$2,656
Increases in tax positions related to the current year	993	699	601
Decreases as a result of lapses in applicable statutes of limitation	(347)	(244)	(145)
Gross unrecognized tax benefits at end of year	$4,213	$3,567	$3,112

During the fiscal year ended January 31, 2013, the only change to uncertain tax positions related to prior years resulted from the lapse of applicable statutes of limitation. The total unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate were $2,738, $2,318 and $2,023 as of January 31, 2013, January 31, 2012 and January 31, 2011, respectively.
The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2013, January 31, 2012 and January 31, 2011, accrued interest and penalties were $1,605, $1,379 and $1,112, respectively.

The Company files tax returns, including returns for its subsidiaries, with various federal, state and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2013, federal tax returns filed in the U.S., Canada and Switzerland for fiscal years ended January 31, 2008 through January 31, 2012 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2005 through January 31, 2012 remain subject to examination by state and local tax authorities.

NOTE 10	FINANCING ARRANGEMENTS
Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 with a maturity date of November 30, 2013, bearing interest at 1.5% above the daily one month London Inter-Bank Market Rate (LIBOR). Letters of credit totaling $992 have been issued under the line, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of January 31, 2013, 2012 and 2011 and $9,508 was available at January 31, 2013. There have been no borrowings under the credit line with Wells Fargo in the last three fiscal years.

In addition to providing the line of credit Wells Fargo holds the majority of Raven's cash and cash equivalents. One member of the Company's Board of Directors is also on the Board of Directors of Wells Fargo & Company, the parent company of Wells Fargo.

Raven assumed a revolving line of credit, in the amount of $2,869 as part of the Vista acquisition. The outstanding balance on this line of credit was paid and subsequently closed in January 2012. No additional borrowings were made under this line of credit prior to its being closed.

The Company leases certain vehicles, equipment and facilities under operating leases. Total rent and lease expense was $2,095, $759 and $546 in fiscal 2013, 2012 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

	2014	2015	2016	2017	2018	Thereafter
Minimum lease payments	$1,478	$1,266	$1,053	$202	$121	$—

NOTE 11	SHARE-BASED COMPENSATION

At January 31, 2013, Raven had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2013	2012	2011
Share-based compensation cost	$3,075	$1,922	$1,179
Tax benefit	1,057	547	272

# 47

(Dollars in thousands, except per-share amounts)

Share-based compensation cost capitalized as part of inventory is not significant.

Equity Compensation Plans
The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (RSUs) and performance awards to be granted under the Amended and Restated 2010 Stock Incentive Plan (the Plan) effective which was approved by shareholders on May 22, 2012. The aggregate number of shares initially available for which options may be granted under the Plan was 2,000,000. As of January 31, 2013, the number of shares available for grant under the Plan was 1,154,366. Option exercises under the Plan are settled in newly issued common shares.

The Plan is administered by the Personnel and Compensation Committee of the Board of Directors (the Committee), consisting of two or more independent directors of the Company. Subject to the provisions set forth in the Plan, all of the members of the Committee shall be non-employee members of the Board of Directors. The Committee determines the option exercise prices. The term of each grant is determined by the Committee. The Committee may accelerate the exercisability of awards under the Plan or extend the term of such awards to the extent allowed by the Plan to a maximum term of ten years. Two types of awards were granted under the Plan in fiscal 2013.

Stock Option Awards
On April 2, 2012, the Company granted 151,200 non-qualified stock options. On August 27, 2012, the Company granted an additional 7,600 non-qualified stock options. Options are granted with exercise prices not less than market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises, employee terminations and volatility within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	For the years ended January 31,
	2013	2012	2011
Risk-free interest rate	0.86%	0.67%	1.46%
Expected dividend yield	1.33%	1.2%	1.49%
Expected volatility factor	49.62%	51.44%	49.33%
Expected option term (in years)	3.75	4.00	4.50

Weighted average grant date fair value	$10.92	$11.05	$7.85

Outstanding stock options as of January 31, 2013 and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2012	990,882	$20.87
Granted	158,800	31.57
Exercised	(160,449)	16.20
Forfeited	(70,354)	23.98
Expired	(8,250)	16.11
Outstanding, January 31, 2013	910,629	$23.36	$4,716	2.88

Outstanding exercisable, January 31, 2013	401,780	$18.65	$3,514	2.12

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $2,573, $2,362 and $1,102 during the years ended January 31, 2013, 2012 and 2011, respectively. As of January 31, 2013, the total unrecognized compensation cost for non-vested awards was $3,404, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.58 years.

# 48

(Dollars in thousands, except per-share amounts)

Restricted Stock Unit Awards
The Company granted 21,120 time-vested RSUs to employees during the year ended January 31, 2013. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

Activity for time-vested RSUs under the Plan in fiscal 2013 was as follows:

	Number of restricted stock units	Weighted average grant date fair value
Outstanding, January 31, 2012	—	$—
Granted	21,120	31.66
Vested	—	—
Forfeited	(480)	31.66
Outstanding, January 31, 2013	20,640	$31.66

The Company also granted performance-based RSUs during the year ended January 31, 2013. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award goal based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSU's will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Dividends are cumulatively earned on performance-based RSUs over the vesting period.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of restricted stock units granted is based on 100% of the target award. The number of RSUs that will vest is determined by an estimated ROS target over the three-year performance period. The estimated ROS performance used to estimate the number of restricted stock units expected to vest is evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

Activity for performance-based RSUs under the Plan in fiscal 2013 was as follows:

	Number of restricted stock units expected to vest	Weighted average grant date fair value
Outstanding, January 31, 2012	—	$—
Granted	50,940	31.66
Vested	—	—
Forfeited	(1,264)	31.66
Performance-based adjustment	16,557	31.66
Outstanding, January 31, 2013	66,233	$31.66

As of January 31, 2013, the total unrecognized compensation cost for nonvested RSU awards was $1,986 net of the effect for estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.17 years.

Deferred Stock Compensation Plan for Directors
The Company reserves 100,000 shares of its common stock for issuance to certain members of its Board of Directors under the Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. (the Director Plan). The Director Plan is administered by the Governance Committee of the Board of Directors. Under the Director Plan, any non-employee director receives a grant of a number of stock units as deferred compensation to be converted into common stock after retirement from the Board of Directors and may elect to have a specified percentage of their annual retainer converted to stock units. Under the Director Plan, a stock unit is the right to receive one share of the Company's common stock as deferred compensation, to be distributed from an account

# 49

(Dollars in thousands, except per-share amounts)

established by the Company in the name of the non-employee director. Stock units have the same value as a share of common stock but cannot be sold. Stock units are a component of the Company's equity.

Stock units granted under the Director Plan vest immediately and are expensed at the date of grant. When dividends are paid on the Company's common shares, stock units are added to the directors' balances and a corresponding amount is removed from retained earnings. The intrinsic value of a stock unit is the fair value of the underlying shares.

Outstanding stock units as of January 31, 2013 and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2012	49,110	$32.45
Granted	5,459	32.98
Deferred retainers	1,820	32.98
Dividends	797	21.43
Outstanding, January 31, 2013	57,186	$26.93

NOTE 12	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds), stock units and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. For fiscal 2013, 2012 and 2011, 397,600, 67,900 and 255,146 options, respectively, were excluded from the diluted net income per-share calculation.

Details of the computation are presented below:

	For the years ended January 31,
	2013	2012	2011
Numerator:
Net income attributable to Raven Industries, Inc.	$52,545	$50,569	$40,537

Denominator:
Weighted average common shares outstanding	36,290,329	36,182,042	36,083,342
Weighted average stock units outstanding	54,929	52,448	50,450
Denominator for basic calculation	36,345,258	36,234,490	36,133,792

Weighted average common shares outstanding	36,290,329	36,182,042	36,083,342
Weighted average stock units outstanding	54,929	52,448	50,450
Dilutive impact of stock options and RSUs	188,166	218,730	85,796
Denominator for diluted calculation	36,533,424	36,453,220	36,219,588

Net income per share - basic	$1.45	$1.40	$1.12
Net income per share - diluted	$1.44	$1.39	$1.12

NOTE 13	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION
The Company's reportable segments are defined by their product lines which have been grouped in these segments based on common technologies, production methods and inventories. These segments reflect Raven's organization into two Raven divisions and the Aerostar subsidiary. Raven's reportable segments are Applied Technology Division, Engineered Films Division and Aerostar Division. Raven Canada, Raven GmbH, Raven Australia, and Raven Brazil are included in the Applied Technology Division. Vista and AIS are included in the Aerostar Division. Substantially all of the Company's long-lived assets are located in the United States.

Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.  Their product families include field

# 50

(Dollars in thousands, except per-share amounts)

computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring and planter controls, motor controls and an integrated RTK and information platform called Slingshot.

Raven's Engineered Films Division manufactures high-performance plastic films and sheeting for major markets throughout the United States and abroad. An important part of this business is highly technical, engineered geomembrane films that protect environmental resources through containment linings and coverings for energy, agriculture, construction and industrial markets.

Aerostar designs and manufactures surveillance technology, electronic and specialty-sewn and sealed products including tethered aerostats, high-altitude scientific balloons and airships, protective wear, parachutes, military decoys and marine navigation equipment. Aerostar also provides electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Aerostar segment include avionics, communication, environmental controls and other products where high quality is critical. Aerostar acquired Vista at the end of fiscal 2012. Vista's smart-sensing radar systems use sophisticated signal processing algorithms and are employed in a host of detection and tracking applications, including wide area surveillance for border patrol and the military.

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

# 51

(Dollars in thousands, except per-share amounts)

Business segment information is as follows:
	For the years ended January 31,
	2013	2012		2011
		Previously Reported	Revised	Previously Reported	Revised
APPLIED TECHNOLOGY DIVISION
Sales	$171,778	$132,632	$145,261	$100,090	$107,910
Operating income	59,590	45,358	49,750	31,135	33,197
Assets	84,224	69,977	73,872	52,669	55,740
Capital expenditures	10,780	11,408	11,971	1,769	1,947
Depreciation and amortization	3,874	2,351	2,571	2,238	2,483
ENGINEERED FILMS DIVISION
Sales	$141,976	$133,481	$133,481	$105,838	$105,838
Operating income (b)	25,115	21,501	21,501	19,622	19,622
Assets	65,801	65,100	65,100	46,519	46,519
Capital expenditures	11,539	10,937	10,937	8,450	8,450
Depreciation and amortization	5,814	4,313	4,313	3,452	3,452
AEROSTAR DIVISION
Sales	$102,051	$52,351	$107,811	$48,787	$104,384
Operating income	10,341	11,468	18,308	9,407	17,209
Assets	60,689	51,822	72,089	18,140	38,366
Capital expenditures	2,081	3,875	4,105	2,190	2,621
Depreciation and amortization	2,272	1,079	1,684	757	1,335
ELECTRONIC SYSTEMS DIVISION
Sales	$—	$71,744	$—	$65,852	$—
Operating income	—	11,264	—	9,917	—
Assets	—	24,281	—	23,385	—
Capital expenditures	—	793	—	609	—
Depreciation and amortization	—	825	—	823	—
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(974)	$—	$(460)	$—	$(226)
Engineered Films Division	(124)	(193)	(193)	(307)	(307)
Aerostar Division	(8,532)	(1)	(4,389)	(32)	(2,891)
Electronic Systems Division	—	(8,503)	—	(5,520)	—
Operating income	(61)	(220)	(188)	(94)	(41)
Assets	(347)	(405)	(286)	(186)	(98)
REPORTABLE SEGMENTS TOTAL
Sales	$406,175	$381,511	$381,511	$314,708	$314,708
Operating income (b)	94,985	89,371	89,371	69,987	69,987
Assets	210,367	210,775	210,775	140,527	140,527
Capital expenditures	24,400	27,013	27,013	13,018	13,018
Depreciation and amortization	11,960	8,568	8,568	7,270	7,270
CORPORATE & OTHER(a)
Operating (loss) from administrative expenses	$(17,293)	$(13,730)	$(13,730)	$(9,784)	$(9,784)
Assets	62,843	34,928	34,928	47,233	47,233
Capital expenditures	5,275	2,002	2,002	954	954
Depreciation and amortization	1,138	700	700	361	361
TOTAL COMPANY
Sales	$406,175	$381,511	$381,511	$314,708	$314,708
Operating income (b)	77,692	75,641	75,641	60,203	60,203
Assets	273,210	245,703	245,703	187,760	187,760
Capital expenditures	29,675	29,015	29,015	13,972	13,972
Depreciation and amortization	13,098	9,268	9,268	7,631	7,631
(a) Assets are principally cash, investments, deferred taxes and other receivables.
(b) The year ended January 31, 2011 includes a $451 pre-tax gain on disposition of assets.

# 52

(Dollars in thousands, except per-share amounts)

Sales to a customer of the Engineered Films segment accounted for 11% of consolidated sales in fiscal 2013 and accounted for 3% of consolidated accounts receivable at January 31, 2013.

For fiscal 2012, one customer of the Aerostar segment and one customer of the Engineered Films segment each accounted for 10% of consolidated sales. These customers comprised 10% and 1%, respectively, of consolidated accounts receivable at January 31, 2012.

One customer of the Aerostar segment accounted for 11% of consolidated accounts receivable and 13% of consolidated net sales at and for the period ended January 31, 2011.

Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2013	2012	2011
Canada	$20,640	$15,237	$12,694
Other foreign sales	28,614	23,672	11,975
Total foreign sales	49,254	38,909	24,669
United States	356,921	342,602	290,039
	$406,175	$381,511	$314,708

# 53

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

As of January 31, 2013, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of January 31, 2013.

Management's Report on Internal Control Over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included management’s assessment of the design and effectiveness of its internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2013. Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned “Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

# 54

PART III

ITEMS 10, 11, 12, 13 and 14.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company's 2013 Annual Meeting of Shareholders. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

# 55

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

# 56

Exhibit Number	Description

2(a)
Stock Purchase Agreement, dated as of December 30, 2011, by and between Aerostar International, Inc. and Vista Applied Technologies Group, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed January 6, 2012).

3(a)	Articles of Incorporation of Raven Industries, Inc. and all amendments thereto.*

3(b)	Amended and Restated Bylaws of Raven Industries (incorporated herein by reference to Exhibit B to the Company's definitive Proxy Statement filed April 12, 2012).

4(a)
Raven Industries Inc. Amended and Restated 2010 Stock Incentive Plan filed on June, 11, 2012 as Exhibit 4.1 to Raven Industries, Inc. Registration Statement on Form S-8, and incorporated herein by reference).

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus dated as of February 1, 2009 (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 1, 2009). †

10(b)	Employment Agreement between Raven Industries, Inc. and James D. Groninger dated as of February 1, 2004. † ***

10(c)	Employment Agreement between Raven Industries, Inc. and Lon E. Stroschein dated as of October 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed October 1, 2010). †

10(d)	Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed February 1, 2012). †

10(e)	Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004. † **

10(f)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Executive Officers: Daniel A. Rykhus and Thomas Iacarella. † ****

10(g)
Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees: Daniel A. Rykhus and Thomas Iacarella, dated as of January 31, 2008 (incorporated by reference to Exhibit 10.1 of the Company's 8-K filed December 17, 2007). †

10(h)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement filed April 19, 2000).†

10(i)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed May 24, 2007). †

10(j)	Employment Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company's 8-K filed February 2, 2010). †

10(k)	Change in Control Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company's 8-K filed February 2, 2010). †

10(l)	Change in Control Agreement between Raven Industries, Inc. and Lon E. Stroschein dated October 1, 2010 (incorporated by reference to Exhibit 10.3 to the Company's 8-K filed October 1, 2010). †

10(m)	Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Managers: Matthew T. Burkhart, Anthony D. Schmidt and Lon E. Stroschein. † ****

10(n)	Change in Control Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated February 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company's 8-K filed February 1, 2012). †

10(o)	Employment Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.1 to the Company's 8-K filed April 20, 2012). †

10(p)	Schedule A to Employment Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.2 to the Company's 8-K filed April 20, 2012). †

10(q)	Change in Control Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.3 to the Company's 8-K filed April 20, 2012). †

10(r)	Employment Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012 (filed herewith as Exhibit 10.1). †

10(s)	Schedule A to Employment Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012(filed herewith as Exhibit 10.2). †

10(t)	Change in Control Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012 (filed herewith as Exhibit 10.3). †

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

# 57

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extenstion Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
*	Incorporated by reference to corresponding Exhibit Number of the Company's Form 10-K for the year ended January 31, 1989.
**	Incorporated by reference to corresponding Exhibit Number of the Company's Form 10-K for the year ended January 31, 2004.
***	Incorporated by reference to corresponding Exhibit Number of the Company's Form 10-K for the year ended January 31, 2007.
****	Incorporated by reference to corresponding Exhibit Number of the Company's Form 10-K for the year ended January 31, 2011.

# 58

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 28, 2013

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

Date: March 28, 2013

# 59

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2013, 2012 and 2011
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2013	$170	$355	$—	$320	$205
Year ended January 31, 2012	$300	$(91)	$—	$39	$170
Year ended January 31, 2011	$297	$(1)	$—	$(4)	$300

Note:

(1)	Represents uncollectable accounts receivable written off during the year, net of recoveries.

# 60