Form 10-Q
period 2013-04-30
RAVEN INDUSTRIES INC
filed 2013-05-31
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File: 001-07982
RAVEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

South Dakota (State or other jurisdiction of incorporation or organization)	46-0246171 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 28, 2013 there were 36,361,827 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	April 30, 2013	January 31, 2013	April 30, 2012
ASSETS
Current assets
Cash and cash equivalents	$51,105	$49,353	$43,536
Accounts receivable, net	59,238	56,303	58,641
Inventories	49,031	46,189	54,664
Deferred income taxes	3,246	3,107	3,182
Other current assets	3,591	1,796	4,886
Total current assets	166,211	156,748	164,909

Property, plant and equipment, net	86,099	81,238	64,888
Goodwill	22,274	22,274	22,274
Amortizable intangible assets, net	8,606	8,681	9,220
Other assets, net	4,144	4,269	4,434
TOTAL ASSETS	$287,334	$273,210	$265,725

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,923	$14,438	$17,134
Accrued liabilities	21,732	17,192	31,965
Customer advances	1,000	1,431	1,200
Total current liabilities	36,655	33,061	50,299

Other liabilities	18,787	18,702	18,931

Commitments and contingencies

Shareholders' Equity
Common stock, $1 par value, authorized shares 100,000; issued 65,240; 65,223; and 65,152, respectively	65,240	65,223	32,576
Paid in capital	6,729	5,885	10,240
Retained earnings	215,312	205,695	208,871
Accumulated other comprehensive loss	(2,119)	(2,095)	(1,901)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	231,800	221,346	196,424
Noncontrolling interest	92	101	71
Total shareholders' equity	231,892	221,447	196,495
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$287,334	$273,210	$265,725

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Dollars in thousands, except per-share data)	April 30, 2013	April 30, 2012
Net sales	$103,680	$117,915
Cost of sales	68,764	76,780
Gross profit	34,916	41,135

Research and development expenses	4,236	3,400
Selling, general and administrative expenses	9,746	9,303
Operating income	20,934	28,432

Other (expense), net	(198)	(52)
Income before income taxes	20,736	28,380

Income taxes	6,742	9,357
Net income	13,994	19,023

Net (loss) attributable to the noncontrolling interest	(9)	(20)

Net income attributable to Raven Industries, Inc.	$14,003	$19,043

Net income per common share:
─ Basic	$0.38	$0.52
─ Diluted	$0.38	$0.52

Cash dividends paid per common share	$0.12	$0.105

Comprehensive income:
Net income	$13,994	$19,023

Other comprehensive income, net of tax:
Foreign currency translation	(54)	23
Postretirement benefits, net of income tax expense of $16 and $20, respectively	30	38
Other comprehensive (loss) income, net of tax	(24)	61

Comprehensive income	13,970	19,084

Comprehensive (loss) attributable to noncontrolling interest	(9)	(20)

Comprehensive income attributable to Raven Industries, Inc.	$13,979	$19,104

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock (a)	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares (a)	Cost
Balance January 31, 2012	$32,566	$9,607	(14,449)	$(53,362)	$193,650	$(1,962)	$180,499	$91	$180,590
Net income (loss)	—	—	—	—	19,043	—	19,043	(20)	19,023
Other comprehensive income:
Cumulative foreign currency translation adjustment	—	—	—	—	—	23	23	—	23
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $20	—	—	—	—	—	38	38	—	38
Cash dividends ($0.21 per share) (a)	—	15	—	—	(3,822)	—	(3,807)	—	(3,807)
Stock surrendered upon exercise of stock options	(10)	(621)	—	—	—	—	(631)	—	(631)
Employees' stock options exercised	20	656	—	—	—	—	676	—	676
Share-based compensation	—	525	—	—	—	—	525	—	525
Tax benefit from exercise of stock options	—	58	—	—	—	—	58	—	58
Balance April 30, 2012	$32,576	$10,240	(14,449)	$(53,362)	$208,871	$(1,901)	$196,424	$71	$196,495

(a)  These share and per-share amounts do not reflect the July 2012 two-for-one stock split discussed in Note 1 to these unaudited consolidated financial statements. The adjusted common shares, treasury shares and dividends per share were 65,152, 28,897 and $0.105, respectively.

Balance January 31, 2013	$65,223	$5,885	(28,897)	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income	—	—	—	—	14,003	—	14,003	(9)	13,994
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $16	—	—	—	—	—	30	30	—	30
Cash dividends ($0.12 per share)	—	25	—	—	(4,386)	—	(4,361)	—	(4,361)
Stock surrendered upon exercise of stock options	(19)	(580)	—	—	—	—	(599)	—	(599)
Employees' stock options exercised	36	426	—	—	—	—	462	—	462
Share-based compensation	—	829	—	—	—	—	829	—	829
Tax benefit from exercise of stock options	—	144	—	—	—	—	144	—	144
Balance April 30, 2013	$65,240	$6,729	(28,897)	$(53,362)	$215,312	$(2,119)	$231,800	$92	$231,892

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in thousands)	April 30, 2013	April 30, 2012
OPERATING ACTIVITIES:
Net income	$13,994	$19,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,170	2,892
Gain on acquisition-related contingent liability settlement	—	(508)
Change in fair value of acquisition-related contingent consideration	139	255
Loss from equity investment	25	24
Deferred income taxes	(133)	(477)
Share-based compensation expense	829	525
Change in operating assets and liabilities:
Accounts receivable	(2,973)	2,105
Inventories	(2,852)	97
Prepaid expense and other assets	(1,870)	(1,793)
Operating liabilities	4,558	6,077
Other operating activities, net	12	(8)
Net cash provided by operating activities	14,899	28,212

INVESTING ACTIVITIES:
Capital expenditures	(8,149)	(4,900)
Other investing activities, net	(263)	(58)
Net cash used in investing activities	(8,412)	(4,958)

FINANCING ACTIVITIES:
Dividends paid	(4,361)	(3,806)
Payments of acquisition-related contingent liability	(353)	(1,867)
Other financing activities, net	7	103
Net cash used in financing activities	(4,707)	(5,570)

Effect of exchange rate changes on cash	(28)	10

Net increase in cash and cash equivalents	1,752	17,694
Cash and cash equivalents at beginning of year	49,353	25,842
Cash and cash equivalents at end of period	$51,105	$43,536

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per-share amounts)

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014. The January 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
On May 23, 2012, the Board of Directors declared a two-for-one split of the Company's common stock to be effected in the form of a stock dividend. The record date for the stock dividend was July 10, 2012, with the shares distributed on July 25, 2012. Upon completion of the stock split, paid in capital and retained earnings were reduced by $7,405 and $25,193, respectively, while the Company's shares issued increased from approximately 32,598 shares to 65,196 shares. With the exception of the number of shares in the Consolidated Statement of Shareholders' Equity for the three-month period ended April 30, 2012, all share and per-share amounts in this Quarterly Report on Form 10-Q reflect the stock split and have been retroactively adjusted for all periods presented.

As disclosed in the Company's Form 10-Q for three and six months ended ended July 31, 2012, the Company revised the amounts previously presented for cash used in investing activities and cash used in financing activities reported in the Consolidated Statements of Cash Flows by $1,867 for acquisition-related contingent liability payments during the three months ended April 30, 2012.  This immaterial change increased cash used in financing activities and decreased cash used in investing activities by $1,867. The prior period amounts presented in this Form 10-Q have been adjusted to reflect this change in presentation.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

#7

(Dollars in thousands, except per-share amounts)

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

Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. For the three-month periods ended April 30, 2013 and April 30, 2012, 600,457 and 337,160 options and restricted stock units, respectively, were excluded from the diluted net income per-share calculation.

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2013	April 30, 2012
Numerator:
Net income attributable to Raven Industries, Inc.	$14,003	$19,043

Denominator:
Weighted average common shares outstanding	36,335,870	36,244,659
Weighted average stock units outstanding	57,255	49,169
Denominator for basic calculation	36,393,125	36,293,828

Weighted average common shares outstanding	36,335,870	36,244,659
Weighted average stock units outstanding	57,255	49,169
Dilutive impact of stock options and restricted stock units	198,322	228,560
Denominator for diluted calculation	36,591,447	36,522,388

Net income per share - basic	$0.38	$0.52
Net income per share - diluted	$0.38	$0.52

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2013	January 31, 2013	April 30, 2012
Accounts receivable, net:
Trade accounts	$59,443	$56,508	$58,811
Allowance for doubtful accounts	(205)	(205)	(170)
	$59,238	$56,303	$58,641
Inventories:
Finished goods	$8,533	$8,571	$7,688
In process	2,673	2,675	6,847
Materials	37,825	34,943	40,129
	$49,031	$46,189	$54,664
Property, plant and equipment, net:
Property, plant and equipment	$164,180	$156,658	$134,407
Accumulated depreciation	(78,081)	(75,420)	(69,519)
	$86,099	$81,238	$64,888
Accrued liabilities:
Salaries and benefits	$2,726	$3,978	$2,635
Vacation	4,384	4,025	4,584
401(k) contributions	319	520	555
Insurance obligations	2,458	2,506	2,887
Profit sharing	88	287	413
Warranties	1,990	1,888	1,792
Acquisition-related contingent liabilities	845	712	6,658
Taxes - accrued and withheld	7,774	1,392	11,300
Other	1,148	1,884	1,141
	$21,732	$17,192	$31,965
Other liabilities:
Postretirement benefits	$8,120	$8,072	$7,423
Acquisition-related contingent consideration	2,076	2,359	2,169
Deferred income taxes	2,475	2,453	3,944
Uncertain tax positions	6,116	5,818	5,395
	$18,787	$18,702	$18,931

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Ranchview
Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During the first quarter of fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 which is included in Applied Technology operating income for the period ended April 30, 2012.

#9

(Dollars in thousands, except per-share amounts)

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no plan assets for the plans and any obligations are covered through operating cash and investments. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2013	April 30, 2012
Service cost	$50	$47
Interest cost	87	84
Amortization of actuarial losses	46	58
Net periodic benefit cost	$183	$189

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2013	April 30, 2012
Beginning balance	$1,888	$1,699
Accrual for warranties	864	820
Settlements made (in cash or in kind)	(762)	(727)
Ending balance	$1,990	$1,792

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. providing a line of credit of $10,500 with a maturity date of November 30, 2013, bearing interest at 1.50% above the daily one-month London Inter-bank Market Rate. Letters of credit totaling $850 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of April 30, 2013, January 31, 2013 or April 30, 2012, and $9,650 was available at April 30, 2013.

(9) DIVIDENDS

Dividends paid during the three months ended April 30, 2013 were $4,361, or 12.0 cents per share. Dividends paid during the three months ended April 30, 2012 were $3,806, or 10.5 cents per share.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the three months ended April 30, 2013 and April 30, 2012.

Stock Option Awards
On March 25, 2013, the Company granted 198,900 non-qualified stock options. On April 2, 2012, the Company granted 151,200 non-qualified stock options. Options are granted with exercise prices not less than market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

#10

(Dollars in thousands, except per-share amounts)

The fair values of options granted during the three months ended April 30, 2013 and April 30, 2012 were estimated using the following assumptions:

	Three Months Ended
	April 30, 2013	April 30, 2012
Risk-free interest rate	0.59%	0.86%
Expected dividend yield	1.46%	1.33%
Expected volatility factor	41.39%	49.65%
Expected option term (in years)	3.75	3.75

The weighted average grant date fair value of options granted during the three months ended April 30, 2013 was $9.34. The weighted average grant date fair value of options granted during the three months ended April 30, 2012 was $10.96.

Restricted Stock Unit Awards (RSUs)
On March 25, 2013 the Company granted 25,540 time-vested RSUs to employees. On April 2, 2012 the Company granted 21,120 time-vested RSUs to employees. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value of the time-vested RSUs granted during the three months ended April 30, 2013 and 2012 was $32.85 and $31.66, respectively. Time-vested RSUs will vest, if at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs on March 25, 2013 and April 2, 2012. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROS target over the three-year performance period. The estimated ROS performance used to estimate the number of restricted stock units expected to vest is evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the three-month periods ended April 30, 2013 and 2012, the Company granted 50,940 and 56,222 performance-based RSUs, respectively. The grant date fair value of these performance-based RSUs was $32.85 and $31.66, respectively.

(11) SEGMENT REPORTING

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

Raven's reportable segments are Applied Technology Division, Engineered Films Division and Aerostar Division. The Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions effective June 1, 2012. All prior period segment information has been adjusted to reflect this change.

#11

(Dollars in thousands, except per-share amounts)

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2013	April 30, 2012
Net sales
Applied Technology Division	$51,181	$53,741
Engineered Films Division	34,493	41,094
Aerostar Division	21,715	25,635
Intersegment eliminations (a)	(3,709)	(2,555)
Consolidated net sales	$103,680	$117,915

Operating income
Applied Technology Division	$19,157	$22,050
Engineered Films Division	4,754	9,179
Aerostar Division	1,806	1,442
Intersegment eliminations (a)	(21)	(79)
Total reportable segment income	25,696	32,592
Administrative and general expenses	(4,762)	(4,160)
Consolidated operating income	$20,934	$28,432
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the three months ended April 30, 2013 the following accounting pronouncements were adopted or effective that are of significance, or potential significance, to the Company.

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)" (ASU No. 2013-03). ASU No. 2013-03 requires that an entity present, either on the face of the statement where net income is reported or in the notes, the effect of significant reclassifications out of AOCI to net income when GAAP requires that the amount be reclassified in its entirety to net income. For amounts not required to be entirely reclassified to net income, ASU No. 2013-03 requires the cross-referencing of these amounts to other disclosures that provide detail about these amounts. This guidance, required to be applied prospectively, was effective for the Company on February 1, 2013. The adoption of this guidance had no effect on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Pending Accounting Standards
At April 30, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

#12

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended January 31, 2013. There have been no material changes to the Company's critical accounting policies discussed therein.

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

The diversified business model enables us to weather near-term challenges, while continuing to grow and build for our future. It is our culture and it is woven into how we do business.

#13

Results of Operations
Consolidated financial highlights for the three months ended April 30 of fiscal 2014 and fiscal 2013 include the following:

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2013	April 30, 2012	% Change
Net sales	$103,680	$117,915	(12)%
Gross profit	34,916	41,135	(15)%
Gross margins(a)	33.7%	34.9%
Operating income	$20,934	$28,432	(26)%
Operating margins	20.2%	24.1%
Net income attributable to Raven Industries, Inc.	$14,003	$19,043	(26)%
Diluted earnings per share	$0.38	$0.52

Operating cash flow	$14,899	$28,212
Capital expenditures	$(8,149)	$(4,900)
Cash dividends	$(4,361)	$(3,806)

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net sales for the three months ended April 30, 2013 were down 12% to $103.7 million from $117.9 million in the prior-year comparative period. Each of the Company's three divisions reported sales declines compared with a year ago, reflecting the current sluggish growth environment and the tough year-over-year comparisons to last year's record first quarter.
First quarter net income attributable to Raven declined 26% to $14.0 million, or $0.38 per diluted share, compared to fiscal 2013 first quarter net income of $19.0 million, or $0.52 per diluted share. Declining sales volume and lower Engineered Film's gross margins were the main drivers for the decrease.
Applied Technology
First quarter fiscal 2014 net sales were $51.2 million, down $2.6 million (5%) year-over-year and operating income decreased by $2.9 million, or 13%, to $19.2 million. The decrease in sales is the result of modest softness of demand in the North American aftermarket. The decrease in operating income primarily reflects the decrease in sales as well as continued investment in research and product development initiatives.

Engineered Films
For the first quarter of fiscal 2014, net sales were $34.5 million, down $6.6 million (16%) as compared to the first quarter of last year. First quarter operating income decreased 48% to $4.8 million year-over-year. Lower sales volume, and to a lesser extent, lower selling prices impacted overall net sales compared to a record quarter in the previous fiscal year. Sales declines in the energy, geomembrane and construction markets were partially offset by an increase in industrial film deliveries. The decline of gross margins reflects the lower selling prices and the impact of fixed costs and lower sales.

Aerostar
Fiscal 2014 first quarter net sales were $21.7 million compared to $25.6 million in the previous year's first quarter, a $3.9 million decrease (15%). Operating income increased by $0.4 million, or 25%, to $1.8 million from the previous year's first quarter results.
The net sales decrease was expected and due primarily to reduced demand from Aerostar's U.S. government customers and planned declines with avionics customers. Higher research balloon sales and Vista radar system sales partially offset these expected decreases. This change in product mix was the main driver of the operating income improvement for the quarter ended April 30, 2013 over the prior year's first quarter.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

#14

	Three Months Ended
(dollars in thousands)	April 30, 2013	April 30, 2012	$ Change	% Change
Net sales	$51,181	$53,741	$(2,560)	(5)%
Gross profit	24,783	27,323	(2,540)	(9)%
Gross margins	48.4%	50.8%
Operating expenses	$5,626	$5,273	$353	7%
Operating expenses as % of sales	11.0%	9.8%
Operating income	$19,157	$22,050	$(2,893)	(13)%
Operating margins	37.4%	41.0%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Global market fundamentals remained healthy as population and income growth in emerging economies have increased demand for food. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs. Uncertainty in the domestic marketplace, a result of last year's drought as well as the cool spring delaying growers getting into the field, has delayed purchases and lowered demand in the U.S. and Canadian aftermarket. The Company continues to cultivate and deepen relationships with key original equipment manufacturing (OEM) partners, by customizing product solutions, tailoring the services it provides and entering long-term agreements that offer stability and competitiveness for both Raven and these partners.

•
Sales volume. Net sales decreased $2.6 million, or 5%, to $51.2 million compared to $53.7 million in the prior year period. Sales of field computers and application controls were down due to timing of demand year-over-year. These decreases were partially offset by strong OEM demand for injection products.

•
International sales decreased. For the three-month period, international sales totaled $13.7 million, a decrease of $0.6 million, or 4%, compared to $14.3 million in the prior year three-month period. International sales represent 27% of segment revenue, which is consistent with the prior year results. Products delivered to South America increased year-over-year; however, lower demand in Canada, South Africa and Eastern Europe offset this increase.

•
Gross margins. Gross margins for the three months ended April 30, 2013 were down approximately two percentage points from the three months ended April 30, 2012. The decrease reflects the lower sales volume during the current year period. Gross margins for the prior year period were also favorably impacted by one percentage point due to the early buyout of an acquisition-related contingent liability in the first quarter of fiscal 2013.

•
Operating expenses. First quarter operating expense as a percentage of net sales was 11.0%, up from 9.8% in the prior year first quarter. The increase is attributable to higher spending in research and development (R&D) for new product development.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended
(dollars in thousands)	April 30, 2013	April 30, 2012	$ Change	% Change
Net sales	$34,493	$41,094	$(6,601)	(16)%
Gross profit	6,383	10,529	(4,146)	(39)%
Gross margins	18.5%	25.6%
Operating expenses	$1,629	$1,350	$279	21%
Operating expenses as % of sales	4.7%	3.3%
Operating income	$4,754	$9,179	$(4,425)	(48)%
Operating margins	13.8%	22.3%

#15

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Declining demand for pit liners in our energy market beginning in the second half of fiscal 2013 has persisted well below the levels experienced in the three months ended April 30, 2012. Environmental and water conservation projects have increased demand for the division's containment liners in the geomembrane market.

•
Sales volume and selling prices. The decrease in first quarter fiscal 2014 net sales compared to the prior year period was predominately driven by the decline in the energy market as sales were down $5.7 million, or 30%, compared to the prior year first quarter. Geomembrane market sales decreased slightly, year-over-year as the prior year first quarter included sales on a significant geomembrane reservoir project in Ohio. Sales volume, measured by pounds of film shipped, for the three month period was down 12% compared to the prior year and accounted for majority of the year-over-year sales decline as selling prices were roughly 5-6% lower than the prior year period.

•
Gross margin decrease. For the three-month period, margins decreased seven percentage points as the result of the decline in sales volume impacting fixed cost absorption and the decline in selling prices reducing the spread over material cost.

•
Operating expenses. First quarter operating expense as a percentage of net sales was 4.7% compared to 3.3% in the prior year quarter. Higher R&D spending for new product development drove the increase in the first quarter operating expenses.

Aerostar
Aerostar designs and manufactures surveillance technology and specialty-sewn and sealed products including tethered aerostats, high-altitude scientific balloons and airships, protective wear, parachutes, military decoys and marine navigation equipment. Aerostar also provides electronics manufacturing services (EMS) for commercial customers with a focus on high-mix, low-volume production. Assemblies manufactured by the Aerostar segment include avionics, communication, environmental controls and other products where high quality is critical.

Aerostar acquired Vista Research, Inc. (Vista) at the end of fiscal 2012. Vista's smart-sensing radar systems (SSRS) use sophisticated signal processing algorithms and are employed in a host of detection and tracking applications, including wide-area surveillance for border patrol and the military.

	Three Months Ended
(dollars in thousands)	April 30, 2013	April 30, 2012	$ Change	% Change
Net sales	$21,715	$25,635	$(3,920)	(15)%
Gross profit	3,771	3,362	409	12%
Gross margins	17.4%	13.1%
Operating expenses	$1,965	$1,920	$45	2%
Operating expenses as % of sales	9.0%	7.5%
Operating income	$1,806	$1,442	$364	25%
Operating margins	8.3%	5.6%

The following factors were the primary drivers of the year-over-year changes for the three-month period:

•
Market conditions. Certain of Aerostar's markets are subject to significant variability due to U.S. federal spending. Uncertainty and sluggish demand in these markets continued throughout fiscal 2013 and into fiscal 2014.

•
Sales volumes. Net sales for the current quarter were unable to reach last year's first quarter levels, declining 15% from $25.6 million to $21.7 million. An increase in high altitude research balloon sales and an increase in Vista net sales driven by support activities under existing contracts for Vista's SSRS were offset by planned declines in avionics sales and the effect of reduced demand by U.S. government customers.

•
Gross margin change. For the three-month period ended April 30, 2013, margins increased approximately four percentage points compared to the three-month period ended April 30, 2012 due to improved product mix and increased sales at Vista.

•
Operating expenses. First quarter operating expense spending remained flat as compared to the first quarter of fiscal 2013. As a result of declining sales, this spending level was 9.0% of net sales for the first quarter of fiscal 2014, an increase from 7.5% of net sales for the first quarter of fiscal 2013.

#16

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2013	April 30, 2012
Administrative expenses	$4,762	$4,160
Administrative expenses as a % of sales	4.6%	3.5%
Other (expense), net	$(198)	$(52)
Effective tax rate	32.5%	33.0%

Administrative expenses increased $0.6 million, or 14%, for the quarter ended April 30, 2013 to $4.8 million as compared to the prior year first quarter due to the Company's investments in additional finance, legal, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure. This growth has been tempered over the last two quarters and the number of employees in these roles has remained relatively consistent.
Other (expense), net consists mainly of activity related to the company's equity investment, interest income and foreign currency transaction gain or losses.

OUTLOOK

At Raven, we solve great challenges. It's this purpose that keeps us grounded in markets and opportunities that have meaning, align with our values and provide profitable growth. As anticipated, we faced challenging year-over year comparisons and met economic headwinds in the first quarter of fiscal 2014. Based on these results and the factors described below, delivering year-over year sales and earnings growth in the second quarter of fiscal 2014 will be challenging.

Applied Technology saw lower demand in the U.S. aftermarket, influenced by growers mindful of last year's drought as well as being slow getting into the field this spring. Although we expect this market to slowly recover, we anticipate that sales growth internationally will outpace growth in the U.S. The second quarter of fiscal 2014 is expected to be challenging year-over-year. New product introductions, continued growth in automated steering systems and recovery in the U.S. market are expected in the second half of the year.
Engineered Films experienced energy market softness and an extremely tough year-over-year comparison for the first quarter. For the second quarter, management expects to leverage the introduction of agricultural barrier films, both from a new product and expanded distribution perspective, move aggressively with our energy market distribution partner and deliver on orders for our new multi-layer geomembrane products that help reduce the environmental effects of landfills. Over the full year, growth will require strong year-over-year performance for the next three quarters, with geomembrane film sales being a rising part of the product mix as well as growth in agricultural films for high-value crops.
Aerostar continued to be impacted by reduced demand from U.S. agency customers and planned declines with avionics customers. While Aerostar faces continued government uncertainty and sluggish demand, management is working to offset government uncertainty by expanding proprietary technology revenues including advanced radar systems, high altitude research balloons and aerostats outside of U.S. government channels. Management's focus through this fiscal year will be on executing a strong pipeline of high-quality business development pursuits and broadening Aerostar's customer base.

One of the hallmarks of Raven's business model is the ongoing investment in its business development pipeline. While we cannot control the macro environment, the strength and quality of this pipeline remains robust and encouraging; its impact on the current year results is contingent on our ability to execute. We believe that reaching last year's earnings level will also be challenging, but it is still possible. We will execute the Raven business model, exercise fiscal prudence and stay true to our purpose of solving great challenges. In doing so, we'll optimize fiscal 2014 performance while ensuring the soundness of our business and preparing for future growth.

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

#17

Raven's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

Cash and cash equivalents totaled $51.1 million at April 30, 2013, an increase of $1.7 million from $49.4 million at January 31, 2013. The comparable balance one year earlier was $43.5 million. Increases in capital expenditures were offset by cash flows from operations.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2013. There is no outstanding balance under the line of credit at April 30, 2013. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of April 30, 2013.

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

Cash provided by operating activities was $14.9 million for the first three months of fiscal 2014 compared with $28.2 million in the first three months of fiscal 2013. The decrease in operating cash flows is the result of lower company earnings, cash consumed by accounts receivable and inventory account balances, and less cash generated by the change in income taxes payable.

Changes in inventory and accounts receivable consumed $5.8 million of cash in the first three months of fiscal 2014 compared to generating $2.2 million one year ago. The Company's inventory turnover rate increased slightly from the prior year despite the decrease in inventory levels (trailing 12-month inventory turn of 5.3X in fiscal 2014 versus 5.2X in fiscal 2013). Cash collections continue to be efficient despite the increase in trailing 12 months days sales outstanding of 50 days at April 30, 2013 compared to 47 days at April 30, 2012.

Investing Activities
Cash used in investing activities totaled $8.4 million in the first three months of fiscal 2014 compared to $5.0 million in the first three months of fiscal 2013. Year-to-date capital spending consisted primarily of expenditures to expand Engineered Films' manufacturing capacity and ongoing renovation of the Company's headquarters.

Management anticipates fiscal 2014 capital spending in the $25 - $30 million range. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Cash used in financing activities was $4.7 million for the three months ended April 30, 2013 compared to $5.6 million one year ago. Dividends of $4.4 million, or 12.0 cents per share, were paid during the current year compared to $3.8 million, or 10.5 cents per share, in the prior year. During the three months ended April 30, 2013 and April 30, 2012, the Company made payments of $0.4 million and $1.9 million, respectively, on acquisition-related contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2013.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the three months ended April 30, 2013 the following accounting pronouncements were adopted or effective that are of significance, or potential significance, to the Company.

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)" (ASU No. 2013-03). ASU No. 2013-03 requires that an entity present, either on the face of the statement where net income is reported or in the notes, the effect of significant reclassifications out of AOCI to net income when GAAP requires that the amount be reclassified in its entirety to net income. For amounts not required to be entirely reclassified to net income, ASU No. 2013-03 requires the cross-referencing of these amounts to other disclosures that provide detail about these amounts. This guidance, required to be applied prospectively,

#18

was effective for the Company on February 1, 2013. The adoption of this guidance had no effect on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Pending Accounting Standards
At April 30, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas well drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers—any of which could adversely affect any of the Company’s product lines—as well as other risks described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013 under Item 1A. This list is not exhaustive, and the Company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of April 30, 2013. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the Exchange Act)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

As of April 30, 2013, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013.

#19

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors: Information on the Company's risk factors is set forth in Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 31, 2013.

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

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 31, 2013

#22