Form 10-Q
period 2013-07-31
RAVEN INDUSTRIES INC
filed 2013-08-30
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 23, 2013 there were 36,387,282 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	July 31, 2013	January 31, 2013	July 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$55,717	$49,353	$44,113
Accounts receivable, net	49,199	56,303	49,885
Inventories	54,362	46,189	50,389
Deferred income taxes	3,225	3,107	3,251
Other current assets	3,259	1,796	4,122
Total current assets	165,762	156,748	151,760

Property, plant and equipment, net	90,265	81,238	73,189
Goodwill	22,274	22,274	22,274
Amortizable intangible assets, net	8,360	8,681	8,971
Other assets, net	4,145	4,269	4,254
TOTAL ASSETS	$290,806	$273,210	$260,448

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,259	$14,438	$10,835
Accrued liabilities	15,291	17,192	23,971
Customer advances	979	1,431	1,111
Total current liabilities	34,529	33,061	35,917

Other liabilities	18,963	18,702	19,204

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,282; 65,223; and 65,196, respectively	65,282	65,223	65,196
Paid-in capital	8,198	5,885	3,934
Retained earnings	219,253	205,695	191,397
Accumulated other comprehensive loss	(2,153)	(2,095)	(1,931)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	237,218	221,346	205,234
Noncontrolling interest	96	101	93
Total shareholders' equity	237,314	221,447	205,327
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$290,806	$273,210	$260,448

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per-share data)	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Net sales	$93,421	$101,674	$197,101	$219,589
Cost of sales	66,686	71,610	135,450	148,390
Gross profit	26,735	30,064	61,651	71,199

Research and development expenses	3,989	3,564	8,225	6,964
Selling, general and administrative expenses	10,178	9,093	19,924	18,396
Operating income	12,568	17,407	33,502	45,839

Other (expense), net	(219)	(96)	(417)	(148)
Income before income taxes	12,349	17,311	33,085	45,691

Income taxes	4,012	5,743	10,754	15,100
Net income	8,337	11,568	22,331	30,591

Net income (loss) attributable to the noncontrolling interest	4	22	(5)	2

Net income attributable to Raven Industries, Inc.	$8,333	$11,546	$22,336	$30,589

Net income per common share:
─ Basic	$0.23	$0.32	$0.61	$0.84
─ Diluted	$0.23	$0.32	$0.61	$0.84

Cash dividends paid per common share	$0.12	$0.105	$0.24	$0.21

Comprehensive income:
Net income	$8,337	$11,568	$22,331	$30,591

Other comprehensive income, net of tax:
Foreign currency translation	(63)	(68)	(117)	(45)
Postretirement benefits, net of income tax expense of $16, $20, $32 and $41, respectively	29	38	59	76
Other comprehensive (loss) income, net of tax	(34)	(30)	(58)	31

Comprehensive income	8,303	11,538	22,273	30,622

Comprehensive income (loss) attributable to noncontrolling interest	4	22	(5)	2

Comprehensive income attributable to Raven Industries, Inc.	$8,299	$11,516	$22,278	$30,620

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2012	$32,566	$9,607	(14,449)	$(53,362)	$193,650	$(1,962)	$180,499	$91	$180,590
Net income	—	—	—	—	30,589	—	30,589	2	30,591
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(45)	(45)	—	(45)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $41	—	—	—	—	—	76	76	—	76
Cash dividends ($0.21 per share)	—	31	—	—	(7,649)	—	(7,618)	—	(7,618)
Two-for-one stock split	32,598	(7,405)	(14,448)	—	(25,193)	—	—	—	—
Stock surrendered upon exercise of stock options	(32)	(2,107)	—	—	—	—	(2,139)	—	(2,139)
Employees' stock options exercised	64	2,011	—	—	—	—	2,075	—	2,075
Share-based compensation	—	1,570	—	—	—	—	1,570	—	1,570
Tax benefit from exercise of stock options	—	227	—	—	—	—	227	—	227
Balance July 31, 2012	$65,196	$3,934	(28,897)	$(53,362)	$191,397	$(1,931)	$205,234	$93	$205,327

Balance January 31, 2013	$65,223	$5,885	(28,897)	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income (loss)	—	—	—	—	22,336	—	22,336	(5)	22,331
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(117)	(117)	—	(117)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $32	—	—	—	—	—	59	59	—	59
Cash dividends ($0.24 per share)	—	51	—	—	(8,778)	—	(8,727)	—	(8,727)
Stock surrendered upon exercise of stock options	(51)	(1,581)	—	—	—	—	(1,632)	—	(1,632)
Employees' stock options exercised	110	1,320	—	—	—	—	1,430	—	1,430
Share-based compensation	—	2,276	—	—	—	—	2,276	—	2,276
Tax benefit from exercise of stock options	—	247	—	—	—	—	247	—	247
Balance July 31, 2013	$65,282	$8,198	(28,897)	$(53,362)	$219,253	$(2,153)	$237,218	$96	$237,314

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Dollars in thousands)	July 31, 2013	July 31, 2012
OPERATING ACTIVITIES:
Net income	$22,331	$30,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,653	6,036
Gain on acquisition-related contingent liability settlement	—	(508)
Change in fair value of acquisition-related contingent consideration	283	508
Loss from equity investment	111	57
Deferred income taxes	(246)	(590)
Share-based compensation expense	2,276	1,570
Change in operating assets and liabilities:
Accounts receivable	7,024	10,798
Inventories	(8,197)	4,368
Prepaid expense and other assets	(1,439)	(990)
Operating liabilities	894	(7,407)
Other operating activities, net	47	29
Net cash provided by operating activities	29,737	44,462

INVESTING ACTIVITIES:
Capital expenditures	(13,746)	(16,870)
Other investing activities, net	(534)	22
Net cash used in investing activities	(14,280)	(16,848)

FINANCING ACTIVITIES:
Dividends paid	(8,727)	(7,618)
Payments of acquisition-related contingent liability	(353)	(1,867)
Other financing activities, net	45	163
Net cash used in financing activities	(9,035)	(9,322)

Effect of exchange rate changes on cash	(58)	(21)

Net increase in cash and cash equivalents	6,364	18,271
Cash and cash equivalents at beginning of year	49,353	25,842
Cash and cash equivalents at end of period	$55,717	$44,113

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three- and six-month periods ended July 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014. The January 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Anti-dilutive options and restricted stock units	674,094	393,333	628,747	352,467

#7

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Numerator:
Net income attributable to Raven Industries, Inc.	$8,333	$11,546	$22,336	$30,589

Denominator:
Weighted average common shares outstanding	36,375,172	36,286,300	36,355,522	36,265,479
Weighted average stock units outstanding	70,956	56,623	64,105	52,896
Denominator for basic calculation	36,446,128	36,342,923	36,419,627	36,318,375

Weighted average common shares outstanding	36,375,172	36,286,300	36,355,522	36,265,479
Weighted average stock units outstanding	70,956	56,623	64,105	52,896
Dilutive impact of stock options and restricted stock units	164,079	222,068	180,736	226,296
Denominator for diluted calculation	36,610,207	36,564,991	36,600,363	36,544,671

Net income per share - basic	$0.23	$0.32	$0.61	$0.84
Net income per share - diluted	$0.23	$0.32	$0.61	$0.84

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2013	January 31, 2013	July 31, 2012
Accounts receivable, net:
Trade accounts	$49,404	$56,508	$50,055
Allowance for doubtful accounts	(205)	(205)	(170)
	$49,199	$56,303	$49,885
Inventories:
Finished goods	$7,980	$8,571	$7,394
In process	2,562	2,675	4,979
Materials	43,820	34,943	38,016
	$54,362	$46,189	$50,389
Property, plant and equipment, net:
Property, plant and equipment	$171,392	$156,658	$145,433
Accumulated depreciation	(81,127)	(75,420)	(72,244)
	$90,265	$81,238	$73,189
Accrued liabilities:
Salaries and benefits	$2,391	$4,265	$3,605
Vacation	4,171	4,025	4,155
401(k) contributions	417	520	611
Insurance obligations	2,321	2,506	3,003
Warranties	2,047	1,888	1,949
Acquisition-related contingent liabilities	594	712	7,028
Taxes - accrued and withheld	1,900	1,392	1,999
Other	1,450	1,884	1,621
	$15,291	$17,192	$23,971
Other liabilities:
Postretirement benefits	$8,208	$8,072	$7,520
Acquisition-related contingent consideration	2,196	2,359	2,108
Deferred income taxes	2,357	2,453	3,919
Uncertain tax positions	6,202	5,818	5,657
	$18,963	$18,702	$19,204

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Ranchview
Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During the first quarter of fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 which is included in Applied Technology operating income for the six-month period ended July 31, 2012.

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. There are no plan assets for the plans and any obligations are covered through operating cash and investments. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Service cost	$51	$47	$101	$94
Interest cost	87	84	174	168
Amortization of actuarial losses	45	58	91	116
Net periodic benefit cost	$183	$189	$366	$378

#9

(Dollars in thousands, except per-share amounts)

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

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Beginning balance	$1,990	$1,792	$1,888	$1,699
Accrual for warranties	868	778	1,732	1,598
Settlements made (in cash or in kind)	(811)	(621)	(1,573)	(1,348)
Ending balance	$2,047	$1,949	$2,047	$1,949

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. providing a line of credit of $10,500 with a maturity date of November 30, 2013, bearing interest at 1.50% above the daily one-month London Inter-bank Market Rate. Letters of credit totaling $850 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of July 31, 2013, January 31, 2013 or July 31, 2012, and $9,650 was available at July 31, 2013.

(9) DIVIDENDS

Dividends paid during the three and six months ended July 31, 2013 were $4,366 and $8,727, respectively, or 12.0 cents per share. Dividends paid during the three and six months ended July 31, 2012 were $3,812 and $7,618, respectively, or 10.5 cents per share.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the six months ended July 31, 2013 and July 31, 2012. None of these awards were granted during the three-month periods ended July 31, 2013 or 2012, respectively.

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

The fair values of options granted were estimated using the following assumptions:

	Six Months Ended
	July 31, 2013	July 31, 2012
Risk-free interest rate	0.59%	0.86%
Expected dividend yield	1.46%	1.33%
Expected volatility factor	41.39%	49.65%
Expected option term (in years)	3.75	3.75

The weighted average grant date fair value of options granted during the six months ended July 31, 2013 was $9.34. The weighted average grant date fair value of options granted during the six months ended July 31, 2012 was $10.96.

#10

(Dollars in thousands, except per-share amounts)

Restricted Stock Unit Awards (RSUs)
On March 25, 2013, the Company granted 25,540 time-vested RSUs to employees. On April 2, 2012 the Company granted 21,120 time-vested RSUs to employees. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value of the time-vested RSUs granted during the six months ended July 31, 2013 and 2012 was $32.85 and $31.66, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

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

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the six-month periods ended July 31, 2013 and 2012, the Company granted 56,222 and 50,940 performance-based RSUs, respectively. The grant date fair value of these performance-based RSUs was $32.85 and $31.66, respectively.

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

Raven's reportable segments are Applied Technology Division, Engineered Films Division and Aerostar Division. The Company realigned the assets and team members of its Electronic Systems Division and deployed them into the Company's Aerostar and Applied Technology Divisions effective June 1, 2012. All prior period segment information reflects this change.
Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Net sales
Applied Technology Division	$39,091	$40,071	$90,272	$93,812
Engineered Films Division	37,264	36,785	71,757	77,879
Aerostar Division	20,722	26,845	42,437	52,480
Intersegment eliminations (a)	(3,656)	(2,027)	(7,365)	(4,582)
Consolidated net sales	$93,421	$101,674	$197,101	$219,589

Operating income
Applied Technology Division	$11,870	$12,909	$31,027	$34,959
Engineered Films Division	4,770	6,819	9,524	15,998
Aerostar Division	964	2,309	2,770	3,751
Intersegment eliminations (a)	(17)	17	(38)	(62)
Total reportable segment income	17,587	22,054	43,283	54,646
Administrative and general expenses	(5,019)	(4,647)	(9,781)	(8,807)
Consolidated operating income	$12,568	$17,407	$33,502	$45,839
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

#11

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the six months ended July 31, 2013 the following accounting pronouncements were adopted or effective that are of significance, or potential significance, to the Company.

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)" (ASU No. 2013-02). ASU No. 2013-02 requires that an entity present, either on the face of the statement where net income is reported or in the notes, the effect of significant reclassifications out of AOCI to net income when GAAP requires that the amount be reclassified in its entirety to net income. For amounts not required to be entirely reclassified to net income, ASU No. 2013-02 requires the cross-referencing of these amounts to other disclosures that provide detail about these amounts. This guidance, required to be applied prospectively, was effective for the Company on February 1, 2013. The adoption of this guidance had no effect on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Pending Accounting Standards
At July 31, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

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

#13

Results of Operations
Consolidated financial highlights for the second quarter and first six months of fiscal 2014 and fiscal 2013 include the following:

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2013	July 31, 2012	% Change	July 31, 2013	July 31, 2012	% Change
Net sales	$93,421	$101,674	(8)%	$197,101	$219,589	(10)%
Gross profit	26,735	30,064	(11)%	61,651	71,199	(13)%
Gross margins(a)	28.6%	29.6%		31.3%	32.4%
Operating income	$12,568	$17,407	(28)%	$33,502	$45,839	(27)%
Operating margins	13.5%	17.1%		17.0%	20.9%
Net income attributable to Raven Industries, Inc.	$8,333	$11,546	(28)%	$22,336	$30,589	(27)%
Diluted earnings per share	$0.23	$0.32		$0.61	$0.84

Operating cash flow				$29,737	$44,462
Capital expenditures				$(13,746)	$(16,870)
Cash dividends				$(8,727)	$(7,618)

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net income attributable to Raven for the three months ended July 31, 2013 was $8.3 million, or $0.23 per diluted share, versus $11.5 million, or $0.32 per diluted share. For the second quarter, net sales were $93.4 million, down $8.3 million compared to $101.7 million in the prior-year second quarter. Net sales rose modestly in the Engineered Films division and were down slightly in Applied Technology. Aerostar sales declined 23% reflecting the current constraints on federal spending and planned transition away from avionics customers.

For the six-month period, net sales decreased 10% to $197.1 million, from $219.6 million one year earlier. For the same period, net income attributable to Raven was $22.3 million, or $0.61 per diluted share, down 27% from $30.6 million, or $0.84 per diluted share, in fiscal 2013. Each of the Company's three divisions reported sales declines compared with the prior year period and lower Engineered Films gross margins were the main drivers for the decrease.

Applied Technology
Net sales of $39.1 million in the second quarter of fiscal 2014 were down $1.0 million, or 2%, as compared to the prior year period and operating income decreased $1.0 million, or 8%, to $11.9 million. For the six-month period, net sales declined $3.5 million, or 4%, to $90.3 million as compared to $93.8 million and operating income decreased $3.9 million, or 11%, to $31.0 million. The decrease in sales reflects softness of demand during the first quarter of fiscal 2014 compared to fiscal 2013, which continued into the second quarter. Lower operating income is primarily the result of the decrease in sales as well as continued investment in research, marketing and product development to secure future growth.

Engineered Films
For the second quarter, net sales of $37.3 million grew $0.5 million, or 1%, as compared with the second quarter of last year. Second quarter operating income of $4.8 million declined 30% year-over-year. Fiscal 2014 first half net sales decreased $6.1 million, or 8%, to $71.8 million and operating income of $9.5 million was down 40% from the prior year period. Net sales for the first half of fiscal 2014 were impacted by lower energy market sales compared to the first half of fiscal 2013. Operating income for the three- and six-month periods were negatively impacted by substantially higher resin costs compared to the comparative periods.

Aerostar
Fiscal 2014 second quarter net sales were $20.7 million compared to $26.8 million in the previous year's second quarter, a $6.1 million decrease. Operating income decreased by $1.3 million, or 58%, to $1.0 million from the previous year second quarter results. Fiscal 2014 year-to-date net sales of $42.4 million were down $10.1 million from $52.5 million and operating income of $2.8 million was $1.0 million, or 26%, lower than fiscal 2013 year-to-date comparative results. The net sales decrease was expected and due primarily to reduced demand from Aerostar's U.S. government customers and planned declines with avionics customers. Higher research balloon sales and Vista radar system sales partially offset these expected decreases. This change in product mix

#14

and higher operating expenses were the main driver of the operating income decline for the three and six-month periods ended July 31, 2013 versus the prior year's comparative periods.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2013	July 31, 2012	$ Change	% Change	July 31, 2013	July 31, 2012	$ Change	% Change
Net sales	$39,091	$40,071	$(980)	(2)%	$90,272	$93,812	$(3,540)	(4)%
Gross profit	17,660	17,926	(266)	(1)%	42,443	45,249	(2,806)	(6)%
Gross margins	45.2%	44.7%			47.0%	48.2%
Operating expenses	$5,790	$5,017	$773	15%	$11,416	$10,290	$1,126	11%
Operating expenses as % of sales	14.8%	12.5%			12.6%	11.0%
Operating income	$11,870	$12,909	$(1,039)	(8)%	$31,027	$34,959	$(3,932)	(11)%
Operating margins	30.4%	32.2%			34.4%	37.3%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Global market fundamentals remained healthy as population and income growth in emerging economies have increased demand for food. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs. Growth in these international markets has moderated in some areas of the world while there is strength in others. The Company continues to invest in growth internationally for the long term. Demand in the U.S. and Canadian aftermarket was lower in the first quarter of fiscal 2014 due to uncertainty in the marketplace. Apprehension given the drought conditions last year and falling commodity prices put pressure on demand through the second quarter of fiscal 2014. Original equipment manufacturing (OEM) partners maintained strong demand.

•
Sales volume. Second quarter fiscal 2014 net sales decreased $1.0 million, or 2%, to $39.1 million compared to $40.1 million in the prior year second quarter. Lower demand for application controls was partially offset by higher OEM demand for guidance and steering systems. Year-to-date sales of $90.3 million were below the prior year comparative results by $3.5 million or 4%. Sales of field computers and application controls were down due to weaker demand in the U.S. aftermarket and timing of demand year-over-year. These decreases were partially offset by strong OEM demand for guidance and steering products.

•
International sales decreased. For the three-month period, international sales totaled $11.0 million, decreasing 7% from a year ago and representing 28% of segment revenue compared to 30% in the prior year three-month period. International sales of $24.9 million in the first six months of fiscal 2014 accounted for 28% of segment revenue for the six-month period. This percentage of revenue remained consistent with the prior year six-month period but represented a decline of $1.5 million year-over-year. Product deliveries to South America increased year-over-year; however, lower demand in Canada, South Africa and Eastern Europe offset this increase for both the three- and six-month periods.

•
Gross margins. Gross margins increased to 45.2% for the three months ended July 31, 2013 from 44.7% for the three months ended July 31, 2012. First half gross margins declined to 47.0% from 48.2%. The decrease primarily reflects the lower sales volume during the current year period. The prior year-to-date gross margins were favorably impacted by the early buyout of an acquisition related contingent liability discussed in Note 5 in Item 1, Part 1 of this Quarterly Report on Form 10-Q.

•
Operating expenses. Second quarter operating expense as a percentage of net sales was 14.8%, up from 12.5% in the prior year's second quarter. Year-to-date operating expenses as a percentage of net sales was 12.6% compared to 11.0% for fiscal 2013. The increase is attributable to higher spending in research and development (R&D) on lower sales volumes.

#15

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2013	July 31, 2012	$ Change	% Change	July 31, 2013	July 31, 2012	$ Change	% Change
Net sales	$37,264	$36,785	$479	1%	$71,757	$77,879	$(6,122)	(8)%
Gross profit	6,253	8,242	(1,989)	(24)%	12,636	18,771	(6,135)	(33)%
Gross margins	16.8%	22.4%			17.6%	24.1%
Operating expenses	$1,483	$1,423	$60	4%	$3,112	$2,773	$339	12%
Operating expenses as % of sales	4.0%	3.9%			4.3%	3.6%
Operating income	$4,770	$6,819	$(2,049)	(30)%	$9,524	$15,998	$(6,474)	(40)%
Operating margins	12.8%	18.5%			13.3%	20.5%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Declining demand for pit liners in our energy market beginning in the second half of fiscal 2013 has rebounded slightly during the second quarter of fiscal 2014, marking signs that the energy market is stabilizing. Environmental and water conservation projects increase demand for the division's containment liners in the geomembrane market and provide sales growth opportunities for these products. Beginning in the second quarter of fiscal 2014, demand has also strengthened for agricultural barrier films used in high value crop production.

•
Sales volume and selling prices. Second quarter net sales were up 1% to $37.3 million compared to the prior year second quarter net sales of $36.8 million. Selling prices were down about 4% as compared to the prior year quarter. First half fiscal 2014 net sales were down $6.1 million, or 8%, to $71.8 million compared to first half fiscal 2013 net sales of $77.9 million. Lower energy market sales, primarily during the first quarter, drove the decline - down $6.0 million from the prior year six-month period. Geomembrane market sales decreased slightly year-over-year as the prior year included sales for a significant geomembrane reservoir project in Ohio. Sales volume and selling prices for the fiscal 2014 six-month period were down 3% and 5%, respectively, compared to the prior-year periods.

•
Gross margin decrease. For the three- and six-month periods, margins decreased about six and seven percentage points, respectively. The current year periods were impacted by substantially higher resin costs combined with market conditions that did not allow pass-through cost, as well as reduced manufacturing efficiencies due to new line start-up costs.

•
Operating expenses. Second quarter operating expenses as a percentage of net sales was 4.0% compared to 3.9% in the prior three-month period. Year-to-date operating expenses of $3.1 million were up $0.3 million, or 12%, over the prior year due to higher R&D spending for new product development on lower sales volume.

Aerostar
Aerostar designs and manufactures surveillance technology and specialty-sewn and sealed products including tethered aerostats, high-altitude scientific balloons, protective wear, parachutes, military decoys and marine navigation equipment. Aerostar also provides electronics manufacturing services (EMS) with a focus on high-mix, low-volume production. Assemblies manufactured by the Aerostar segment include avionics, communication, environmental controls and other products where high quality is critical.

Aerostar acquired Vista Research, Inc. (Vista) at the end of fiscal 2012. Vista's smart-sensing radar systems (SSRS) use sophisticated signal processing algorithms and are employed in a host of detection and tracking applications, including wide-area surveillance for border patrol and the military.

#16

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2013	July 31, 2012	$ Change	% Change	July 31, 2013	July 31, 2012	$ Change	% Change
Net sales	$20,722	$26,845	$(6,123)	(23)%	$42,437	$52,480	$(10,043)	(19)%
Gross profit	2,839	3,879	(1,040)	(27)%	6,610	7,241	(631)	(9)%
Gross margins	13.7%	14.4%			15.6%	13.8%
Operating expenses	$1,875	$1,570	$305	19%	$3,840	$3,490	$350	10%
Operating expenses as % of sales	9.0%	5.8%			9.0%	6.7%
Operating income	$964	$2,309	$(1,345)	(58)%	$2,770	$3,751	$(981)	(26)%
Operating margins	4.7%	8.6%			6.5%	7.1%

The following factors were the primary drivers of the year-over-year changes for the three- and six-month periods:

•
Market conditions. Certain of Aerostar's markets are subject to significant variability due to U.S. federal spending. Uncertainty and sluggish demand in these markets continued throughout fiscal 2013 and into fiscal 2014. In collaboration with Google on a pilot program to provide high-speed wireless Internet accessibility to rural, remote and underserved areas of the world, Aerostar is pioneering leading-edge applications of its high-altitude balloons. While in its early stages, this program positions Aerostar for significant growth potential, albeit with a higher risk of uncertainty.

•
Sales volumes. Net sales for the current quarter did not reach last year's second quarter levels, declining 23% from $26.8 million to $20.7 million. Year-to-date sales of $42.4 million were down $10.0 million, a year-over-year decrease of 19%. The primary drivers of the quarter and year-to-date sales declines were reduced demand from U.S. government customers resulting in lower sales of parachutes and planned declines in avionics sales. These decreases were partially offset by additional high altitude balloon sales to Google, higher Vista net sales of support activities under existing contracts and increased intercompany sourcing to Applied Technology.

•
Gross margin change. For the six-month period ended July 31, 2013, margins increased about two percentage points compared to the six-month period ended July 31, 2012 due to increased sales of higher-margin product lines and increased sales at Vista.

•
Operating expenses. Second quarter operating expense of $1.9 million, or 9.0% of net sales, increased from 5.8% of net sales in the second quarter of fiscal 2013. Year-to-date operating expense as a percentage of net sales was also 9.0%, up from 6.7% in the prior year period. Increased R&D spending on product development and selling expense associated with product demonstration over lower sales volumes drove the percentage higher in the current year.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Administrative expenses	$5,019	$4,647	$9,781	$8,807
Administrative expenses as a % of sales	5.4%	4.6%	5.0%	4.0%
Other (expense), net	$(219)	$(96)	$(417)	$(148)
Effective tax rate	32.5%	33.2%	32.5%	33.0%

Administrative expenses for the three- and six-month periods ended July 31, 2013 increased $0.4 million, or 8%, and $1.0 million, or 11%, respectively, compared to the three-and six-month periods ended July 31, 2012. This increase is due to the Company's investments in additional finance, legal, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure. This growth has been tempered over the last two quarters and the number of employees in these roles has remained relatively consistent.

Other (expense), net consists mainly of activity related to the company's equity investment, interest income and foreign currency transaction gains or losses.

OUTLOOK

Raven continues to become a more technology-focused Company - centered on solving the specific great challenges of hunger, security, energy independence and natural resource preservation and serving our core markets. Raven is transitioning from a company with a strong contract manufacturing orientation to one that is driven by proprietary products and services. During this

#17

evolution, management anticipates some volatility in our results. And, as expected, the economic headwinds and near-term challenges faced in the fiscal first quarter persisted in our second quarter.
Aerostar in particular continued to be impacted by reduced demand from U.S. agency customers and planned transition away from electronic manufacturing services for avionics customers that do not fit our business model. Management is working to compensate for government uncertainty by focusing on expanding proprietary technology revenues, including advanced radar systems, high altitude research balloons and aerostats to international markets. Over the past three years, the Company has been allocating capital to these three breakout growth drivers, believing that over the course of the next two to three years any one of these more speculative, higher risk growth opportunities could double or triple the size of the division, or any of them could deliver just enough revenue to cover their cost of capital.
As a diversified company, management considers this Aerostar role a benefit, believing that Applied Technology and Engineered Films are well positioned to deliver more incremental growth, and Aerostar provides the potential for strong upside, albeit with a higher risk of uncertainty. Management expects to see strength across each of the divisions during the third quarter. Applied Technology will be driven by sales of new products and improving market conditions. Engineered Films will continue to leverage opportunity in agricultural barrier films and move forward with new film capabilities while working to increase sales in the energy market which management believes is stabilizing. Aerostar will continue to experience reduced demand from Raven's U.S. government customers, but the Company has opportunities to substantially offset this by increasing Vista and other proprietary product sales.
The Company's strong balance sheet and technological leadership in its chosen markets gives management confidence for the long-term, despite potentially volatile results as we transition to a more technology-driven company. Management continues to expect a stronger second-half performance on a year-over-year comparative basis, but does not believe that will be enough to deliver profit growth for the full year. Management expects to achieve attractive returns on equity and will continue to deliver strong returns to shareholders through dividends and long-term growth.
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

Raven's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital. Cash and cash equivalents totaled $55.7 million at July 31, 2013, an increase of $6.3 million from $49.4 million at January 31, 2013. The comparable balance one year earlier was $44.1 million.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2013. There is no outstanding balance under the line of credit at July 31, 2013. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of July 31, 2013.

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

Cash provided by operating activities was $29.7 million for the first six months of fiscal 2014 compared with $44.5 million in the first six months of fiscal 2013. The decrease in operating cash flows is the result of lower company earnings, less cash generated by the change in accounts receivable balances and an increase in cash consumed by inventory changes.  These decreases were partially offset by cash generated by the change in operating liabilities, primarily driven by accounts payable.

#18

Changes in inventory and accounts receivable consumed $1.2 million of cash in the first six months of fiscal 2014 compared to generating $15.2 million one year ago. The Company's inventory turnover rate declined slightly from the prior year despite the higher raw materials inventory levels (trailing 12-month inventory turn of 5.2X in fiscal 2014 versus 5.3X in fiscal 2013). Cash collections continue to be efficient despite the increase in trailing 12 months days sales outstanding of 51 days at July 31, 2013 compared to 48 days at July 31, 2012.

Investing Activities
Cash used in investing activities totaled $14.3 million in the first six months of fiscal 2014 compared to $16.8 million in the first six months of fiscal 2013. Year-to-date capital spending consisted primarily of expenditures to expand Engineered Films' manufacturing capacity, facility expansion for Aerostar and renovation of the Company's headquarters.

The Company continued its commitment to investment in its business for long-term growth. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages. Management anticipates fiscal 2014 capital spending of approximately $30 million.

Financing Activities
Cash used in financing activities was $9.0 million for the six months ended July 31, 2013 compared to $9.3 million one year ago. Dividends of $8.7 million, or 24.0 cents per share, were paid during the current year compared to $7.6 million, or 21.0 cents per share, in the prior year. During the six months ended July 31, 2013 and July 31, 2012, the Company made payments of $0.4 million and $1.9 million, respectively, on acquisition-related contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2013.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the six months ended July 31, 2013 the following accounting pronouncements were adopted or effective that are of significance, or potential significance, to the Company.

In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)" (ASU No. 2013-02). ASU No. 2013-02 requires that an entity present, either on the face of the statement where net income is reported or in the notes, the effect of significant reclassifications out of AOCI to net income when GAAP requires that the amount be reclassified in its entirety to net income. For amounts not required to be entirely reclassified to net income, ASU No. 2013-02 requires the cross-referencing of these amounts to other disclosures that provide detail about these amounts. This guidance, required to be applied prospectively, was effective for the Company on February 1, 2013. The adoption of this guidance had no effect on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

Pending Accounting Standards
At July 31, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2013 and the 10-Q for the period ended July 31, 2013 under Item 1A. This list is not exhaustive,

#19

and the Company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of July 31, 2013. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

As of July 31, 2013, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors: Information on the Company's risk factors is set forth in Item 1A "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended January 31, 2013. In addition, the Company recognizes potential risks of growth including uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects.

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

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 29, 2013

#22