Form 10-Q
period 2013-10-31
RAVEN INDUSTRIES INC
filed 2013-12-03
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 27, 2013 there were 36,407,560 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	October 31, 2013	January 31, 2013	October 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$48,648	$49,353	$48,087
Accounts receivable, net	63,960	56,303	55,462
Inventories	51,396	46,189	50,024
Deferred income taxes	3,631	3,107	3,264
Other current assets	2,639	1,796	2,790
Total current assets	170,274	156,748	159,627

Property, plant and equipment, net	95,804	81,238	77,392
Goodwill	22,274	22,274	22,274
Amortizable intangible assets, net	8,433	8,681	8,753
Other assets, net	3,779	4,269	4,129
TOTAL ASSETS	$300,564	$273,210	$272,175

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,470	$14,438	$13,262
Accrued liabilities	18,594	17,192	25,248
Customer advances	1,513	1,431	906
Total current liabilities	35,577	33,061	39,416

Other liabilities	18,657	18,702	19,178

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,293; 65,223; and 65,215, respectively	65,293	65,223	65,215
Paid-in capital	9,326	5,885	5,056
Retained earnings	227,149	205,695	198,428
Accumulated other comprehensive loss	(2,176)	(2,095)	(1,852)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	246,230	221,346	213,485
Noncontrolling interest	100	101	96
Total shareholders' equity	246,330	221,447	213,581
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$300,564	$273,210	$272,175

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per-share data)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net sales	$104,938	$97,011	$302,039	$316,600
Cost of sales	72,998	67,436	208,448	215,826
Gross profit	31,940	29,575	93,591	100,774

Research and development expenses	3,958	3,498	12,183	10,462
Selling, general and administrative expenses	9,850	9,705	29,774	28,101
Operating income	18,132	16,372	51,634	62,211

Other (expense), net	(43)	(56)	(460)	(204)
Income before income taxes	18,089	16,316	51,174	62,007

Income taxes	5,796	5,454	16,550	20,554
Net income	12,293	10,862	34,624	41,453

Net income (loss) attributable to the noncontrolling interest	4	3	(1)	5

Net income attributable to Raven Industries, Inc.	$12,289	$10,859	$34,625	$41,448

Net income per common share:
─ Basic	$0.34	$0.30	$0.95	$1.14
─ Diluted	$0.34	$0.30	$0.95	$1.13

Cash dividends paid per common share	$0.12	$0.105	$0.36	$0.315

Comprehensive income:
Net income	$12,293	$10,862	$34,624	$41,453

Other comprehensive income, net of tax:
Foreign currency translation	(53)	41	(170)	(4)
Postretirement benefits, net of income tax benefit of $15, $20, $47 and $61, respectively	30	38	89	114
Other comprehensive (loss) income, net of tax	(23)	79	(81)	110

Comprehensive income	12,270	10,941	34,543	41,563

Comprehensive income (loss) attributable to noncontrolling interest	4	3	(1)	5

Comprehensive income attributable to Raven Industries, Inc.	$12,266	$10,938	$34,544	$41,558

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2012	$32,566	$9,607	(14,449)	$(53,362)	$193,650	$(1,962)	$180,499	$91	$180,590
Net income	—	—	—	—	41,448	—	41,448	5	41,453
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(4)	(4)	—	(4)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $61	—	—	—	—	—	114	114	—	114
Cash dividends ($0.315 per share)	—	47	—	—	(11,477)	—	(11,430)	—	(11,430)
Two-for-one stock split	32,598	(7,405)	(14,448)	—	(25,193)	—	—	—	—
Stock surrendered upon exercise of stock options	(36)	(2,213)	—	—	—	—	(2,249)	—	(2,249)
Employees' stock options exercised	87	2,376	—	—	—	—	2,463	—	2,463
Share-based compensation	—	2,387	—	—	—	—	2,387	—	2,387
Tax benefit from exercise of stock options	—	257	—	—	—	—	257	—	257
Balance October 31, 2012	$65,215	$5,056	(28,897)	$(53,362)	$198,428	$(1,852)	$213,485	$96	$213,581

Balance January 31, 2013	$65,223	$5,885	(28,897)	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income (loss)	—	—	—	—	34,625	—	34,625	(1)	34,624
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(170)	(170)	—	(170)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $47	—	—	—	—	—	89	89	—	89
Cash dividends ($0.36 per share)	—	77	—	—	(13,171)	—	(13,094)	—	(13,094)
Stock surrendered upon exercise of stock options	(54)	(1,663)	—	—	—	—	(1,717)	—	(1,717)
Employees' stock options exercised	124	1,479	—	—	—	—	1,603	—	1,603
Share-based compensation	—	3,289	—	—	—	—	3,289	—	3,289
Tax benefit from exercise of stock options	—	259	—	—	—	—	259	—	259
Balance October 31, 2013	$65,293	$9,326	(28,897)	$(53,362)	$227,149	$(2,176)	$246,230	$100	$246,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in thousands)	October 31, 2013	October 31, 2012
OPERATING ACTIVITIES:
Net income	$34,624	$41,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,264	9,595
Gain on acquisition-related contingent liability settlement	—	(508)
Change in fair value of acquisition-related contingent consideration	382	706
Loss from equity investment	114	72
Deferred income taxes	(1,202)	(1,067)
Share-based compensation expense	3,289	2,387
Change in operating assets and liabilities:
Accounts receivable	(7,753)	5,202
Inventories	(5,251)	4,735
Prepaid expense and other assets	(819)	42
Operating liabilities	2,852	(4,960)
Other operating activities, net	703	389
Net cash provided by operating activities	37,203	58,046

INVESTING ACTIVITIES:
Capital expenditures	(23,906)	(22,840)
Other investing activities, net	(613)	(125)
Net cash used in investing activities	(24,519)	(22,965)

FINANCING ACTIVITIES:
Dividends paid	(13,094)	(11,430)
Payments of acquisition-related contingent liability	(353)	(1,867)
Other financing activities, net	145	471
Net cash used in financing activities	(13,302)	(12,826)

Effect of exchange rate changes on cash	(87)	(10)

Net increase in cash and cash equivalents	(705)	22,245
Cash and cash equivalents at beginning of year	49,353	25,842
Cash and cash equivalents at end of period	$48,648	$48,087

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three- and nine-month periods ended October 31, 2013 are not necessarily indicative of the results that may be expected for the year ending January 31, 2014. The January 31, 2013 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities. The Company owns a 75% interest in an entity consolidated under the Aerostar business segment. Given the Company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor interests in the net assets and operations of the business venture.

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

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Anti-dilutive options and restricted stock units	594,200	367,511	573,033	397,600

#7

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Numerator:
Net income attributable to Raven Industries, Inc.	$12,289	$10,859	$34,625	$41,448

Denominator:
Weighted average common shares outstanding	36,391,195	36,306,224	36,367,412	36,279,061
Weighted average stock units outstanding	71,220	56,814	66,477	54,202
Denominator for basic calculation	36,462,415	36,363,038	36,433,889	36,333,263

Weighted average common shares outstanding	36,391,195	36,306,224	36,367,412	36,279,061
Weighted average stock units outstanding	71,220	56,814	66,477	54,202
Dilutive impact of stock options and restricted stock units	186,305	166,857	179,741	206,436
Denominator for diluted calculation	36,648,720	36,529,895	36,613,630	36,539,699

Net income per share - basic	$0.34	$0.30	$0.95	$1.14
Net income per share - diluted	$0.34	$0.30	$0.95	$1.13

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2013	January 31, 2013	October 31, 2012
Accounts receivable, net:
Trade accounts	$64,164	$56,508	$55,667
Allowance for doubtful accounts	(204)	(205)	(205)
	$63,960	$56,303	$55,462
Inventories:
Finished goods	$7,591	$8,571	$8,347
In process	2,743	2,675	3,647
Materials	41,062	34,943	38,030
	$51,396	$46,189	$50,024
Property, plant and equipment, net:
Property, plant and equipment	$177,428	$156,658	$151,122
Accumulated depreciation	(81,624)	(75,420)	(73,730)
	$95,804	$81,238	$77,392
Accrued liabilities:
Salaries and benefits	$3,120	$4,265	$5,175
Vacation	4,149	4,025	4,038
401(k) contributions	446	520	500
Insurance obligations	2,496	2,506	2,949
Warranties	2,210	1,888	1,879
Acquisition-related contingent liabilities	730	712	7,154
Taxes - accrued and withheld	3,754	1,392	1,990
Other	1,689	1,884	1,563
	$18,594	$17,192	$25,248
Other liabilities:
Postretirement benefits	$8,304	$8,072	$7,589
Acquisition-related contingent consideration	2,323	2,359	2,231
Deferred income taxes	1,824	2,453	3,477
Uncertain tax positions	6,206	5,818	5,881
	$18,657	$18,702	$19,178

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Ranchview
Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During the first quarter of fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 which is included in Applied Technology operating income for the nine-month period ended October 31, 2012.

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Service cost	$51	$46	$152	$140
Interest cost	87	84	261	252
Amortization of actuarial losses	45	59	136	175
Net periodic benefit cost	$183	$189	$549	$567

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

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Beginning balance	$2,047	$1,949	$1,888	$1,699
Accrual for warranties	1,086	628	2,818	2,226
Settlements made (in cash or in kind)	(923)	(698)	(2,496)	(2,046)
Ending balance	$2,210	$1,879	$2,210	$1,879

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. providing a line of credit of $10,500 with a maturity date of November 30, 2014, bearing interest at 1.50% above the daily one-month London Inter-bank Market Rate. Letters of credit totaling $850 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. No other borrowings were outstanding as of October 31, 2013, January 31, 2013 or October 31, 2012, and $9,650 was available at October 31, 2013.

(9) DIVIDENDS

Dividends paid during the three and nine months ended October 31, 2013 were $4,367 and $13,094, respectively, or 12.0 cents and 36.0 cents per share, respectively. Dividends paid during the three and nine months ended October 31, 2012 were $3,812 and $11,430, respectively, or 10.5 cents and 31.5 cents per share, respectively.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the nine months ended October 31, 2013 and October 31, 2012. None of these awards were granted during the three-month period ended October 31, 2013. There were stock option awards granted in the three-month period ended October 31, 2012, further described in the following paragraphs.

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

The fair values of options granted were estimated using the following weighted average assumptions:

	Nine Months Ended
	October 31, 2013	October 31, 2012
Risk-free interest rate	0.59%	0.86%
Expected dividend yield	1.46%	1.33%
Expected volatility factor	41.39%	49.62%
Expected option term (in years)	3.75	3.75

#10

(Dollars in thousands, except per-share amounts)

The weighted average grant date fair value of options granted during the nine months ended October 31, 2013 was $9.34. The weighted average grant date fair value of options granted during the nine months ended October 31, 2012 was $10.92.

Restricted Stock Unit Awards (RSUs)
On March 25, 2013, the Company granted 25,540 time-vested RSUs to employees. On April 2, 2012, the Company granted 21,120 time-vested RSUs to employees. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value of the time-vested RSUs granted during the nine months ended October 31, 2013 and 2012 was $32.85 and $31.66, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

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

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the nine-month periods ended October 31, 2013 and 2012, the Company granted 56,222 and 50,940 performance-based RSUs, respectively. The grant date fair value of these performance-based RSUs was $32.85 and $31.66, respectively.

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

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Net sales
Applied Technology Division	$43,797	$39,534	$134,069	$133,346
Engineered Films Division	40,241	33,316	111,998	111,195
Aerostar Division	24,269	26,385	66,706	78,865
Intersegment eliminations (a)	(3,369)	(2,224)	(10,734)	(6,806)
Consolidated net sales	$104,938	$97,011	$302,039	$316,600

Operating income
Applied Technology Division	$15,149	$12,289	$46,176	$47,248
Engineered Films Division	5,241	4,729	14,765	20,727
Aerostar Division	2,714	3,830	5,484	7,581
Intersegment eliminations (a)	(23)	(25)	(61)	(87)
Total reportable segment income	23,081	20,823	66,364	75,469
Administrative and general expenses	(4,949)	(4,451)	(14,730)	(13,258)
Consolidated operating income	$18,132	$16,372	$51,634	$62,211
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

#11

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the nine months ended October 31, 2013 the following accounting pronouncements were adopted or effective that are of significance, or potential significance, to the Company.

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

Pending Accounting Standards
At October 31, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

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

#13

Results of Operations
Consolidated financial highlights for the fiscal third quarter and nine months ended October 31, 2013 and 2012 include the following:

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2013	October 31, 2012	% Change	October 31, 2013	October 31, 2012	% Change
Net sales	$104,938	$97,011	8%	$302,039	$316,600	(5)%
Gross profit	31,940	29,575	8%	93,591	100,774	(7)%
Gross margins(a)	30.4%	30.5%		31.0%	31.8%
Operating income	$18,132	$16,372	11%	$51,634	$62,211	(17)%
Operating margins	17.3%	16.9%		17.1%	19.6%
Net income attributable to Raven Industries, Inc.	$12,289	$10,859	13%	$34,625	$41,448	(16)%
Diluted earnings per share	$0.34	$0.30		$0.95	$1.13

Operating cash flow				$37,203	$58,046
Capital expenditures				$(23,906)	$(22,840)
Cash dividends				$(13,094)	$(11,430)

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net income attributable to Raven for the three months ended October 31, 2013 was $12.3 million, or $0.34 per diluted share, compared to $10.9 million, or $0.30 per diluted share, in the prior year comparative period. For the third quarter, net sales were $104.9 million, up $7.9 million from $97.0 million in the prior-year third quarter. Net sales in the Engineered Films and Applied Technology divisions were strong, growing 21% and 11%, respectively. Aerostar sales declined 8% reflecting the transition away from contract manufacturing and the current constraints on federal spending.

For the nine-month period, net sales decreased 5% to $302.0 million from $316.6 million one year earlier. For the same period, net income attributable to Raven was $34.6 million, or $0.95 per diluted share, down 16% from $41.4 million, or $1.13 per diluted share, in fiscal 2013. Engineered Films and Applied Technology division net sales were up slightly for the nine-month period while Aerostar division continued to be down compared to last year's results for the nine-month period. The primary drivers of the decrease in net income was the profit impact of reduced sales along with lower gross margins in Engineered Films combined with higher research and development and operating expenses.

Applied Technology
Third quarter fiscal 2014 net sales were $43.8 million, up $4.3 million, or 11%, as compared to the prior year period and operating income increased $2.9 million, or 23%, to $15.1 million for the same comparative period. For the nine-month period, net sales were up 1% to $134.1 million as compared to $133.3 million in the prior year period and operating income decreased $1.1 million, or 2%, to $46.2 million. The slight increase in year-to-date sales levels over the prior year reflects third quarter demand from OEM customers, rising international performance in Brazil and strong contributions from new product introductions. These strengths offset the softness of demand during the first quarter of fiscal 2014 compared to fiscal 2013. Lower operating income is primarily the result of the flat sales as well as continued investment in research, marketing and product development to secure future growth.

Engineered Films
For the fiscal 2014 third quarter, net sales grew $6.9 million, or 21%, to $40.2 million as compared with $33.3 million the third quarter of last year. Third quarter operating income of $5.2 million improved 11% year-over-year. Fiscal 2014 year-to-date net sales increased $0.8 million, or 1%, to $112.0 million and operating income of $14.8 million was down 29% from the prior year period. For the fiscal third quarter, higher volumes contributed to the overall net sales. Year-to-date, higher sales in the agriculture markets substantially offset lower energy market sales. Operating income for the three- and nine-month periods was constrained by significantly higher resin costs than the comparative periods.

#14

Aerostar
Fiscal 2014 third quarter net sales were $24.3 million compared to $26.4 million in the previous year's third quarter, a $2.1 million decrease. Operating income decreased by $1.1 million, or 29%, to $2.7 million from the previous year third quarter results. Fiscal 2014 year-to-date net sales of $66.7 million were down $12.2 million from $78.9 million and operating income of $5.5 million was $2.1 million, or 28%, lower than fiscal 2013 year-to-date comparative results. The net sales decrease was due primarily to a shift away from Aerostar's contract manufacturing business. Increased sales of lighter-than-air products and Vista radar system sales partially offset these expected decreases. The lower volume of contract manufacturing services was the main driver of the operating income decline for the three- and nine-month periods ended October 31, 2013 as compared to the prior year periods.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2013	October 31, 2012	$ Change	% Change	October 31, 2013	October 31, 2012	$ Change	% Change
Net sales	$43,797	$39,534	$4,263	11%	$134,069	$133,346	$723	1%
Gross profit	20,880	18,069	2,811	16%	63,323	63,318	5	—%
Gross margins	47.7%	45.7%			47.2%	47.5%
Operating expenses	$5,731	$5,780	$(49)	(1)%	$17,147	$16,070	$1,077	7%
Operating expenses as % of sales	13.1%	14.6%			12.8%	12.1%
Operating income	$15,149	$12,289	$2,860	23%	$46,176	$47,248	$(1,072)	(2)%
Operating margins	34.6%	31.1%			34.4%	35.4%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Global market fundamentals remained healthy. With the world’s population growing toward 9 billion and income growth in emerging economies, demand for food continues to increase. Apprehension given the drought conditions last year and falling commodity prices put pressure on domestic demand through the second quarter of fiscal 2014, but after-market demand rose in the third quarter. Original equipment manufacturing (OEM) demand also stayed robust for certain products. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs. Growth in these international markets has moderated in some areas of the world while there is strength in others. The Company continues to invest in growth internationally for the long term.

•
Sales volume. Third quarter fiscal 2014 net sales increased $4.3 million, or 11%, to $43.8 million compared to $39.5 million in the prior year third quarter. Demand from OEM customers along with rising after-market demand drove sales of products such as guidance and steering systems, field computers, boom controls and application controls higher, making up the majority of the sales increase. Year-to-date sales of $134.1 million were slightly above the prior year comparative results by $0.7 million or 1%. Strong international OEM demand for guidance and steering products and boom controls contributed to the higher sales year-to-date, but these increases were partially offset due to weaker demand in the U.S. aftermarket and timing of demand experienced in the fiscal 2014 first quarter.

•
International sales. For the three-month period, international sales totaled $9.8 million, increasing 15% from a year ago and representing 22% of segment revenue compared to 21% in the prior year three-month period. International sales of $34.7 million accounted for 26% of segment revenue for the nine-month period ending October 31, 2013. This percentage of revenue remained consistent with the prior year nine-month period but represented a slight sales decline of $0.2 million year-over-year. Product deliveries to Brazil increased year-over-year; however, lower demand in Canada, South Africa and Eastern Europe offset this increase for both the three- and nine-month periods.

•
Gross margins. Gross margins increased to 47.7% for the three months ended October 31, 2013 from 45.7% for the three months ended October 31, 2012 primarily due to higher sales volume. Current year-to-date gross margins were comparable to the prior year.

•
Operating expenses. Third quarter operating expense as a percentage of net sales was 13.1%, down from 14.6% in the prior year third quarter. The current quarter percentage was impacted by higher sales volumes quarter-over-quarter. The prior year third quarter percentage also includes the effect of bad debt expense associated with an international customer. Year-to-date operating expenses as a percentage of net sales was 12.8% compared to 12.1% for fiscal 2013. The increase is attributable to higher spending in research and development (R&D) on virtually flat sales volumes.

#15

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2013	October 31, 2012	$ Change	% Change	October 31, 2013	October 31, 2012	$ Change	% Change
Net sales	$40,241	$33,316	$6,925	21%	$111,998	$111,195	$803	1%
Gross profit	6,354	6,348	6	—%	18,990	25,119	(6,129)	(24)%
Gross margins	15.8%	19.1%			17.0%	22.6%
Operating expenses	$1,113	$1,619	$(506)	(31)%	$4,225	$4,392	$(167)	(4)%
Operating expenses as % of sales	2.8%	4.9%			3.8%	3.9%
Operating income	$5,241	$4,729	$512	11%	$14,765	$20,727	$(5,962)	(29)%
Operating margins	13.0%	14.2%			13.2%	18.6%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Beginning in the second quarter of fiscal 2014, demand has strengthened for agriculture barrier films used in high value crop production. The addition of new extrusion capacity earlier in fiscal 2014 was a key factor in meeting demand for these high-tech films. Demand for pit liners in our energy market, declining since the beginning of the second half of fiscal 2013, has rebounded during the third quarter of fiscal 2014. Environmental and water conservation projects increase demand for the division's containment liners in the geomembrane market and provide sales growth opportunities for these products.

•
Sales volume and selling prices. Fiscal 2014 third quarter net sales were up 21% to $40.2 million compared to the prior year third quarter net sales of $33.3 million. Sales volume (as measured by pounds shipped), fueled by sales of fumigation and silage films in the agriculture market, was up about 19% as compared to the prior year quarter. Year-to-date fiscal 2014 net sales were 1%, or $0.8 million, ahead of last year's sales. Agriculture market sales were up $6.7 million, or 48%, year-to-date, substantially offsetting the energy market declines, primarily during the first quarter of fiscal 2014 and lower geomembrane sales which included sales for a significant geomembrane reservoir project in Ohio in the prior year. Current year-to-date net sales also reflect a modest increase in sales volume partially offset by a decrease in selling price.

•
Gross margins. For the three- and nine-month periods, margins decreased 3.3 and 5.6 percentage points, respectively. The current year periods were impacted by substantially higher resin costs combined with market conditions that did not allow pass-through costs.

•
Operating expenses. Fiscal 2014 third quarter operating expense as a percentage of net sales was 2.8% compared to 4.9% in the prior year three-month period. In addition to the sales increase, project timing also reduced R&D spending resulting in the improved percentages. Year-to-date operating expenses of $4.2 million were down $0.2 million, or 4%, compared to the prior year.

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

#16

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2013	October 31, 2012	$ Change	% Change	October 31, 2013	October 31, 2012	$ Change	% Change
Net sales	$24,269	$26,385	$(2,116)	(8)%	$66,706	$78,865	$(12,159)	(15)%
Gross profit	4,729	5,183	(454)	(9)%	11,339	12,424	(1,085)	(9)%
Gross margins	19.5%	19.6%			17.0%	15.8%
Operating expenses	$2,015	$1,353	$662	49%	$5,855	$4,843	$1,012	21%
Operating expenses as % of sales	8.3%	5.1%			8.8%	6.1%
Operating income	$2,714	$3,830	$(1,116)	(29)%	$5,484	$7,581	$(2,097)	(28)%
Operating margins	11.2%	14.5%			8.2%	9.6%

The following factors were the primary drivers of the year-over-year changes for the three- and nine-month periods:

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

•
Sales volumes. Current fiscal quarter net sales did not reach last year's fiscal third quarter levels, declining 8% from $26.4 million to $24.3 million. Year-to-date sales of $66.7 million were down $12.2 million, a year-over-year decrease of 15%. The primary drivers of the quarter and year-to-date sales declines were reduced demand from U.S. government agency customers, including the impact of completion of the Company's contract with the U.S. Army for the manufacture of T-11 parachutes, as well as planned declines in avionics sales. These decreases were partially offset by additional revenues for sales and services of high-altitude balloons from the initiative with Google, higher Vista net sales of support activities and SSRS products under existing contracts and increased intercompany sourcing to Applied Technology.

•
Gross margins For the nine-month period ended October 31, 2013, margins increased just over one percentage point compared to the nine-month period ended October 31, 2012 due to increased sales of higher-margin product lines and increased Vista sales.

•
Operating expenses. Third quarter operating expense was $2.0 million, or 8.3% of net sales as compared to 5.1% of net sales in the third quarter of fiscal 2013. Year-to-date operating expense as a percentage of net sales was 8.8%, up from 6.1% in the prior year period. Increased R&D spending on product development over lower sales volumes drove the percentage higher in the current year.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2013	October 31, 2012	October 31, 2013	October 31, 2012
Administrative expenses	$4,949	$4,451	$14,730	$13,258
Administrative expenses as a % of sales	4.7%	4.6%	4.9%	4.2%
Other (expense), net	$(43)	$(56)	$(460)	$(204)
Effective tax rate	32.0%	33.4%	32.3%	33.1%

Administrative expenses for the three- and nine-month periods ended October 31, 2013 increased $0.5 million and $1.5 million, respectively, compared to the three- and nine-month periods ended October 31, 2012. This 11% increase over both periods is due to the Company's investments in additional finance, legal, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure. This growth has been tempered over the last three quarters and the number of employees in these roles has remained relatively consistent.

Other (expense), net consists mainly of activity related to the Company's equity investment, interest income and foreign currency transaction gains or losses.

The effective tax rate of 32.3% for the nine-months ended October 31, 2013 was lower than the prior year comparative period effective tax rate of 33.1% due to additional R&D credits available and a higher deduction for manufacturing income in the U.S.

#17

OUTLOOK

Raven continues to become a more technology-focused Company - centered on solving the specific great challenges of hunger, security, energy independence and natural resource preservation and serving our core markets. Raven is transitioning from a company with a strong contract manufacturing orientation to one that is driven by proprietary products and services. During this evolution, management anticipates some volatility in our results. The Company anticipates near-term fluctuations across its divisions, however, management believes that Raven is very well positioned for the long term.

Aerostar, in particular, continues to be impacted by reduced demand from U.S. agency customers and its planned transition away from electronic manufacturing services for avionics customers. Aerostar has opportunities to offset reduced demand from U.S. agency customers and continues to reassign resources to support this transition and allocate capital to breakout growth drivers. Theses growth opportunities include high-altitude balloons (including Google's Project Loon), aerostat sales to customers in international markets and revenues from advanced radar systems. As a diversified company, management considers this Aerostar role a benefit, believing that Applied Technology and Engineered Films are well positioned to deliver more incremental growth, and Aerostar provides the potential for strong upside, albeit with a higher risk of uncertainty.

Management believes it will be difficult to match the growth seen in the fiscal third quarter, but opportunities exist in the fiscal fourth quarter that could fuel some year-over-year earnings growth for the quarter. Applied Technology will be driven by sales of new products and improving international market performance. Engineered Films will continue to leverage opportunity in agricultural barrier films and move forward with new film capabilities serving the Company’s construction, geomembrane and industrial segments. Aerostar will continue to experience reduced demand from Raven's U.S. government customers, but the Company has opportunities to substantially offset this by increasing Vista and other proprietary product sales.

The Company's strong balance sheet and technological positions along with future prospects in its chosen markets, give management confidence for the long term, despite potentially volatile results. While overall conditions are improving and the third quarter was strong, management does not believe the Company will report profit growth for the full fiscal year 2014. Management expects to achieve attractive returns on equity and will continue to deliver strong returns to shareholders through dividends and long-term growth. The Company also expects to return to its long-term earnings growth goals of 10 to 12% in fiscal 2015 as it executes on a current mix of promising growth drivers and mixed macro-economic conditions.

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

Raven's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital. Cash and cash equivalents totaled $48.6 million at October 31, 2013, a decrease of $0.8 million from $49.4 million at January 31, 2013. The comparable balance one year earlier was $48.1 million.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2014. There is no outstanding balance under the line of credit at October 31, 2013. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of October 31, 2013.

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

Cash provided by operating activities was $37.2 million for the first nine months of fiscal 2014 compared with $58.0 million in the first nine months of fiscal 2013. The decrease in operating cash flows is the result of lower Company earnings and an increase in cash consumed by the change in accounts receivable and inventory changes.  These decreases were partially offset by cash generated by the change in operating liabilities, primarily driven by accounts payable and income taxes payable.

#18

Changes in inventory and accounts receivable consumed $13.0 million of cash in the first nine months of fiscal 2014 compared to generating $9.9 million one year ago. The Company's inventory turnover rate remained consistent from the prior year despite the higher raw materials inventory levels (trailing 12-month inventory turn of 5.3X in both fiscal 2014 and fiscal 2013). Cash collections continue to be efficient despite the increase in trailing 12 months days sales outstanding of 51 days at October 31, 2013 compared to 49 days at October 31, 2012.

Investing Activities
Cash used in investing activities totaled $24.5 million in the first nine months of fiscal 2014 compared to $23.0 million in the first nine months of fiscal 2013. Year-to-date capital spending consisted primarily of expenditures to expand Engineered Films' manufacturing capacity, facility expansion for Aerostar and renovation of the Company's headquarters.

The Company continued its commitment to investment in its business for long-term growth. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages. Management anticipates fiscal 2014 capital spending of approximately $30 million.

Financing Activities
Cash used in financing activities was $13.3 million for the nine months ended October 31, 2013 compared to $12.8 million one year ago. Dividends of $13.1 million, or 36.0 cents per share, were paid during the current year compared to $11.4 million, or 31.5 cents per share, in the prior year. During the nine months ended October 31, 2013 and October 31, 2012, the Company made payments of $0.4 million and $1.9 million, respectively, on acquisition-related contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2013.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the nine months ended October 31, 2013 the following accounting pronouncements were adopted or effective that are of significance, or potential significance, to the Company.

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

Pending Accounting Standards
At October 31, 2013 there are no accounting pronouncements pending that are of significance, or potential significance, to the Company.

#19

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2013 and the 10-Q for the period ended October 31, 2013 under Item 1A. This list is not exhaustive, and the Company does not have an obligation to revise any forward-looking statements to reflect events or circumstances after the date these statements are made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of October 31, 2013. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

As of October 31, 2013, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: December 3, 2013

#22