Form 10-K
period 2014-01-31
RAVEN INDUSTRIES INC
filed 2014-03-31
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2014
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-07982
RAVEN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

South Dakota	46-0246171
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
205 E. 6th Street, P.O. Box 5107, Sioux Falls, SD	57117- 5107
(Address of principal executive offices)	(zip code)
Registrant's telephone number including area code (605) 336-2750
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class:	Name of Each Exchange on which Registered
Common Stock, $1 par value	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☐	Yes	☑	No
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐	Yes	☑	No
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
Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2013 was approximately $1,101,789,819. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $30.66, on July 31, 2013, which was as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 25, 2014 was 36,427,627.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 22, 2014, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS

Raven Industries, Inc. (the Company or Raven) was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets. The Company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into the industrial, agricultural, energy, construction and military/aerospace markets. The Company employs approximately 1,300 people and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The Company's Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the symbol RAVN. The Company has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on the website. Information on the Company's website is not part of this filing.

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

Business segment financial information is found on the following pages:
14	Business Segments
17	Results of Operations – Segment Analysis
50	Note 13. Business Segments and Major Customer Information

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs and improve farm yields around the world.  The Applied Technology product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring planter controls, seeder and harvest controls and an integrated real-time kinematic (RTK) navigation and information platform called SlingshotTM.  As a result of the realignment of the Company's Electronic Systems Division in 2013, these product families also include motor controls. Applied Technology's services include high-speed in-field Internet connectivity and cloud-based data management. The Company's investments in Site-Specific Technology Development Group, Inc. (SST), a software company, and the continued build-out of the Slingshot API platform have positioned Applied Technology to provide an information platform of choice that improves grower decision-making and business efficiencies for our agriculture retail partners.

Applied Technology sells its precision agriculture control products to both original equipment manufacturers (OEMs) and through aftermarket distribution in the United States and in most major agriculture areas around the world. Applied Technology has personnel and third-party distribution representatives located in the U.S. and key geographic areas throughout the world. The Company's competitive advantage in this segment is designing and selling easy to use, reliable and value-added products that are supported by an industry leading service and support team.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

The Company's sales force sells plastic sheeting to independent third-party distributors in each of the various markets it serves. The Company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customer needs. A number of suppliers of sheeting compete with Raven on both price and product availability. Engineered Films is the Company's most capital-intensive business segment, requiring regular investments in new extrusion capacity along with printers and conversion equipment. This segment's capital expenditures were $6.7 million in fiscal 2014, $11.5 million in fiscal 2013 and $10.9 million in fiscal 2012.

Aerostar
Aerostar’s growth strategy emphasizes the design and manufacture of proprietary products. These include high-altitude balloons, tethered aerostats and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications and situational awareness to government and commercial customers. Aerostar also produces products as a contract manufacturing services provider. These include military parachutes, uniforms and protective wear as well as being a total solutions provider of electronics manufacturing services. Sales are made in response to competitive bid requests.

Aerostar sells to government agencies or commercial users as a prime or sub-contractor. The projects Aerostar bids on can be large-scale, with opportunities in the $10-$100 million range. These opportunities can result in volatility in Aerostar’s results. For example, completion of Aerostar’s U.S. Army contract to manufacture T-11 parachutes reduced sales in the second half of fiscal 2014.

Through Vista Research, Inc. (Vista) and a separate business venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government. The acquisition of Vista in January 2012 positioned the Company to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista will also allow Aerostar to enhance its tethered aerostat security solutions.

MAJOR CUSTOMER INFORMATION

One customer accounted for 10% or more of consolidated sales in fiscal 2014. Sales to Brawler Industrial Fabrics, a customer in the Engineered Films Division, accounted for 13% of consolidated sales in fiscal year 2014 and 11% of consolidated sales in both fiscal 2013 and 2012 . In addition to this customer, sales to Goodrich Corporation accounted for 10% of consolidated sales in fiscal year 2012. As expected, revenue from this customer has declined as Aerostar continues to change its focus to proprietary products and away from contract manufacturing.

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

FINANCIAL INSTRUMENTS

The principal financial instruments that the Company maintains are cash, cash equivalents, short-term investments, accounts receivable, accounts payable and acquisition-related contingent payments. The Company manages the interest rate, credit and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in accordance with Company policies. The Company does not use off-balance sheet financing, except to enter into operating leases.

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

PATENTS

The Company owns a number of patents. While Raven does not believe that its business, as a whole is materially dependent on any one patent or related group of patents, as Raven continues to develop as a strong technology-based company protection of the Company’s intellectual property has become an increasingly important strategic objective. Along with a more aggressive posture toward patenting new technology and protecting trade secrets, the Company is tightening restrictions on the disclosure of our technology to industry and business partners to ensure that our technological edge is maintained and our markets for new products are protected.
RESEARCH AND DEVELOPMENT

The business segments conduct ongoing research and development efforts. Most of the Company's research and development expenditures are directed toward new products in the Applied Technology, Engineered Films and Aerostar Divisions. Total Company research and development costs are presented in the Consolidated Statements of Income and Comprehensive Income.

ENVIRONMENTAL MATTERS

Except as described below, the Company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures incurred in the past relating to compliance for operating facilities have not significantly affected the Company's capital expenditures, earnings or competitive position.

In connection with the sale of substantially all of the assets of the Company's Glasstite, Inc. subsidiary in fiscal 2000, the Company agreed to assume responsibility for the investigation and remediation of any pre-October 29, 1999, environmental contamination at the Company's former Glasstite pickup-truck topper facility in Dunnell, Minnesota, as required by the Minnesota Pollution Control Agency (MPCA) or the United States Environmental Protection Agency (EPA).

The Company and the purchasers of the Company's Glasstite subsidiary conducted environmental assessments of the properties. Although these assessments continue to be evaluated by the MPCA on the basis of the data available, the Company believes that any activities that might be required as a result of the findings of the assessments will not have a material effect on the Company's results of operations, financial position or cash flows. The Company had $38 thousand accrued at January 31, 2014, representing its best estimate of probable costs to be incurred related to these matters.

BACKLOG

As of February 1, 2014, the Company's order backlog totaled $51.8 million. Backlog amounts as of February 1, 2013 and 2012 were $51.1 million and $66.6 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the Company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

EMPLOYEES

As of January 31, 2014, the Company had 1,286 employees, 1,265 in an active status. Following is a summary of active employees by segment: Applied Technology - 497; Engineered Films - 309; Aerostar - 366; Corporate Services - 93. Management believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

Name, Age and Position	Biographical Data
Daniel A. Rykhus, 49
Mr. Rykhus became the Company's President and Chief Executive Officer in 2010. He joined Raven in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from 1998 through 2009, and served as Executive Vice President from 2004 through 2010.

President and Chief Executive Officer

Thomas Iacarella, 60
Mr. Iacarella joined Raven in 1991 as Corporate Controller and has been the Company's Chief Financial Officer and Treasurer since 1998. Prior to joining the Company, he held positions with Tonka Corporation and the accounting firm now known as EY.

Vice President and Chief Financial Officer

Stephanie Herseth Sandlin, 43
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

General Counsel and Vice President of Corporate Development

Janet L. Matthiesen, 56
Ms. Matthiesen joined Raven in 2010 as Director of Administration and has been the Company's Vice President of Human Resources since 2012. Prior to joining Raven, Ms. Matthiesen was a Human Resource Manager at Science Applications International Corporation from 2002 to 2010.

Vice President of Human Resources

Matthew T. Burkhart, 38
Mr. Burkhart was named Division Vice President and General Manager of the Applied Technology Division in 2010. He joined Raven in 2008 as Director of Sales and became General Manager - Applied Technology Division in 2009. Prior to joining the Company, he was a Branch Manager for Johnson Controls.

Division Vice President and General Manager -
Applied Technology Division

Anthony D. Schmidt, 42
Mr. Schmidt was named Division Vice President and General Manager of the Engineered Films Division in 2012. He joined Raven in 1995 in the Applied Technology Division performing various leadership roles within manufacturing and engineering. He transitioned to Engineered Films Division in 2011 as Manufacturing Manager.

Division Vice President and General Manager -
Engineered Films Division

Lon E. Stroschein, 39
Mr. Stroschein was named Vice President and General Manager of the Aerostar Division in 2010.  He joined Raven in 2008 as International Sales Manager for Applied Technology.  Prior to joining Raven, he was a bank vice president and was a member of the executive staff for a U.S. Senator.

Division Vice President and General Manager -
Aerostar Division

ITEM 1A.	RISK FACTORS

RISKS RELATING TO THE COMPANY

The Company's business is subject to many risks. Set forth below are the most important risks that we face. In evaluating our business and your investment in us, you should also consider the other information presented in or incorporated by reference into this Annual Report on Form 10-K

Weather conditions could affect certain of the Company's markets such as agriculture and construction.
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

Weather conditions can also adversely affect sales in the Company's Engineered Films Division. To the extent weather conditions curtail construction or agricultural activity, sales of the segment's plastic sheeting will likely decrease.

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
The Company's operating results in Applied Technology, Engineered Films and Aerostar depend upon the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges and intense competition, there can be no assurance that any of the products the Company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Technical advancements in products may also increase the risk of product failure, increasing product returns or warranty claims and settlements. In addition, sales of the Company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The Company's sales of proprietary products are subject to uncertainties, start-up costs and inefficiencies and faces competitive risks.
The growth strategy for the Company’s Aerostar segment emphasizes the design and manufacture of proprietary products while transitioning its contract manufacturing services capabilities principally to support proprietary market opportunities. This transition from contract manufacturing services could take too long or be unsuccessful and have an adverse effect on the Company’s financial results.
The Company's contract electronic manufacturing services (EMS) business and sewing businesses in the Aerostar Division have been dependent on the continued growth, viability and financial stability of a small group of customers. Aerostar is moving to transform itself into a proprietary manufacturer and service provider. Reductions in the Company's existing contract revenues, unless offset by other programs and opportunities, will adversely affect its ability to sustain and grow its future sales and earnings. Future sales will be dependent on the success of Aerostar's growth drivers, including advanced radar systems, high-altitude balloons and aerostats to international markets. To compete effectively, Aerostar must continue to provide technologically advanced products and services, maintain strict quality standards, respond flexibly and rapidly to customer needs and deliver products globally on a reliable basis at competitive prices. Start-up costs and inefficiencies can adversely affect operating results and such costs may not be recoverable in a proprietary product environment, because the Company may not receive reimbursement from its customers for such costs.

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
The Company's sales outside the U.S. were $45.9 million in fiscal 2014, representing 12% of consolidated net sales. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations. These conditions include, but are not limited to, changes in a country's or region's economic or political conditions; trade regulations affecting production, pricing and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; burdensome taxes and tariffs and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficulty in enforcing agreements or collecting receivables and increased transportation or other shipping costs. Any of such risks could lead to reduced sales and reduced profitability associated with such sales.

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
The Company's business strategy includes the potential for future acquisitions. Acquisitions involve a number of risks including integration of the acquired company with the Company's operations and unanticipated liabilities or contingencies related to the acquired company. The Company cannot ensure that the expected benefits of any acquisition will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close which could significantly impact the operating results, financial condition or cash flows. Additionally, after the acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new product or geographic markets we enter; unforeseen adjustments, charges or write-offs; unforeseen losses of customers or, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations and our information technology systems.

Total goodwill and intangible assets account for approximately $30.0 million, or 10%, of Raven's total assets as of January 31, 2014. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. An impairment would adversely impact the Company's results of operations and financial condition.

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

Raven's corporate office is at an owned premises located in Sioux Falls, South Dakota. The Company also owns separate manufacturing facilities for each of our business segments as well as various warehouses, training and product development facilities. In addition to these facilities, Applied Technology owns a product development facility in Austin, Texas and a manufacturing facility located in St. Louis, Missouri as well as leasing smaller research and office facilities in South Dakota. Aerostar has additional owned manufacturing, sewing and research facilities located in Huron and Madison, South Dakota, and Sulphur Springs, Texas. Aerostar also leases facilities in Arlington, Virginia; Duncansville, Pennsylvania and Monterey, Chatsworth and Sunnyvale, California. Most of the Company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering and manufacturing support staff. The Company believes that its properties are suitable and adequate to meet existing production needs. Additionally, the productive capacity in the Company's facilities is substantially being utilized. The Company also owns approximately 24.6 acres of undeveloped land adjacent to the other owned property, which is available for expansion.

The following is the approximate square footage of the Company's owned or leased facilities by segment: Applied Technology - 175,000; Engineered Films - 310,000; Aerostar - 370,000; and Corporate - 150,000.

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

Raven's common stock is traded on the NASDAQ Global Select Market under the symbol RAVN. The following table shows quarterly unaudited financial results, quarterly high and low sales prices per share of Raven's common stock as reported by NASDAQ and dividends declared for the periods indicated:

QUARTERLY INFORMATION (UNAUDITED)
(Dollars in thousands, except per-share amounts)
	Net Sales	Gross Profit	Operating Income	Pre-tax Income	Net Income Attributable to Raven	Net Income Per Share (a) (b)		Common Stock Market Price (b)		Cash Dividends Per Share (b)

						Basic	Diluted	High	Low
FISCAL 2014
First Quarter	$103,680	$34,916	$20,934	$20,736	$14,003	$0.38	$0.38	$34.04	$25.46	$0.12
Second Quarter	93,421	26,735	12,568	12,349	8,333	0.23	0.23	35.68	28.82	0.12
Third Quarter	104,938	31,940	18,132	18,089	12,289	0.34	0.34	34.83	28.38	0.12
Fourth Quarter	92,638	25,763	12,360	12,449	8,278	0.23	0.23	42.99	32.64	0.12
Total Year	$394,677	$119,354	$63,994	$63,623	$42,903	$1.18	$1.17	$42.99	$25.46	$0.48

FISCAL 2013
First Quarter	$117,915	$41,135	$28,432	$28,380	$19,043	$0.53	$0.52	$35.56	$28.16	$0.105
Second Quarter	101,674	30,064	17,407	17,311	11,546	0.32	0.32	37.73	28.59	0.105
Third Quarter	97,011	29,575	16,372	16,316	10,859	0.30	0.30	34.61	26.78	0.105
Fourth Quarter	89,575	26,899	15,481	15,639	11,097	0.31	0.30	28.19	23.01	0.105
Total Year	$406,175	$127,673	$77,692	$77,646	$52,545	$1.45	$1.44	$37.73	$23.01	$0.42

FISCAL 2012
First Quarter	$101,541	$32,936	$23,533	$23,520	$15,716	$0.44	$0.43	$30.96	$23.60	$0.09
Second Quarter	90,344	28,130	18,674	18,598	12,461	0.34	0.34	29.80	24.68	0.09
Third Quarter	93,300	27,254	16,875	16,871	11,390	0.32	0.32	32.44	21.62	0.09
Fourth Quarter	96,326	27,872	16,559	16,709	11,002	0.31	0.30	34.65	25.09	0.09
Total Year	$381,511	$116,192	$75,641	$75,698	$50,569	$1.40	$1.39	$34.65	$21.62	$0.36
(a)	Net income per share is computed discretely by quarter and may not add to the full year.
(b)	All per-share and market data reflect the July 2012 two-for-one stock split.
As of January 31, 2014, the Company had approximately 11,800 beneficial holders, which includes a substantial amount of the Company's common stock held of record by banks, brokers and other financial institutions.

# 10

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, INC.,
S&P 1500 INDUSTRIAL MACHINERY INDEX AND RUSSELL 2000 INDEX
Raven outperformed its industrial peers and the overall market in shareholder return. Investors who bought $100 of the Company's stock on January 31, 2009, held this for five years and reinvested the dividends, have seen its value increase to $385.40.

	Years Ended January 31,						5-Year
Company / Index	2009	2010	2011	2012	2013	2014	CAGR(a)

Raven Industries, Inc.	$100.00	$133.82	$233.03	$324.33	$273.10	$385.40	31.0%
S&P 1500 Industrial Machinery Index	100.00	140.29	203.82	203.06	244.59	308.15	25.2%
Russell 2000 Index	100.00	137.73	180.87	186.04	214.90	272.99	22.2%
(a) compound annual growth rate (CAGR)

# 11

ITEM 6.	SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(In thousands, except employee counts and per-share amounts)	For the years ended January 31,
	2014	2013	2012
OPERATIONS
Net sales	$394,677	$406,175	$381,511
Gross profit	119,354	127,673	116,192
Operating income	63,994	77,692	75,641
Income before income taxes	63,623	77,646	75,698
Net income attributable to Raven Industries, Inc.	$42,903	$52,545	$50,569
Net income % of sales	10.9%	12.9%	13.3%
Net income % of beginning equity	19.4%	29.1%	35.8%
Cash dividends(a)	$17,465	$15,244	$13,025
FINANCIAL POSITION
Current assets	$169,405	$156,748	$147,559
Current liabilities	29,819	33,061	40,646
Working capital	$139,586	$123,687	$106,913
Current ratio	5.68	4.74	3.63
Property, plant and equipment	$98,076	$81,238	$61,894
Total assets	301,819	273,210	245,703
Long-term debt, less current portion	—	—	—
Raven Industries, Inc. shareholders' equity	$251,362	$221,346	$180,499
Long-term debt / total capitalization	—%	—%	—%
Inventory turnover (cost of sales / average inventory)	5.2	5.4	5.4
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$52,836	$76,456	$43,831
Investing activities	(31,615)	(29,930)	(40,313)
Financing activities	(17,354)	(23,007)	(15,234)
Change in cash	3,634	23,511	(11,721)
COMMON STOCK DATA
EPS — basic	$1.18	$1.45	$1.40
EPS — diluted	1.17	1.44	1.39
Cash dividends per share(a)	0.48	0.42	0.36
Book value per share(b)	6.89	6.09	4.97
Stock price range during the year
High	$42.99	$37.73	$34.65
Low	25.46	23.01	21.62
Close	$37.45	$26.93	$32.45
Shares and stock units outstanding, year-end	36,492	36,326	36,284
Number of shareholders, year-end	11,764	10,439	10,618
OTHER DATA
Price / earnings ratio(c)	32.0	18.7	23.4
Average number of employees	1,264	1,350	1,252
Sales per employee	$312	$301	$305
Backlog	$51,793	$51,121	$66,641

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
(c) Closing stock price divided by EPS — diluted.

# 12

2011	2010	2009	2008	2007	2006	2005	2004

$314,708	$237,782	$279,913	$233,957	$217,529	$204,528	$168,086	$142,727
91,429	67,852	73,448	63,676	57,540	55,714	45,212	35,488
60,203	43,220	46,394	41,145	38,302	37,284	27,862	21,626
60,282	43,322	46,901	42,224	38,835	37,494	27,955	21,716
$40,537	$28,574	$30,770	$27,802	$25,441	$24,262	$17,891	$13,836
12.9%	12.0%	11.0%	11.9%	11.7%	11.9%	10.6%	9.7%
30.4%	25.2%	26.0%	28.3%	30.1%	36.7%	26.9%	23.8%
$34,095	$9,911	$31,884	$7,966	$6,507	$5,056	$15,298	$3,075

$128,181	$117,747	$98,073	$100,869	$73,219	$71,345	$61,592	$55,710
34,335	25,960	23,322	22,108	16,464	20,050	20,950	11,895
$93,846	$91,787	$74,751	$78,761	$56,755	$51,295	$40,642	$43,815
3.73	4.54	4.21	4.56	4.45	3.56	2.94	4.68
$41,522	$33,029	$35,880	$35,743	$36,264	$25,602	$19,964	$15,950
187,760	170,309	144,415	147,861	119,764	106,157	88,509	79,508
—	—	—	—	—	9	—	57
$141,214	$133,251	$113,556	$118,275	$98,268	$84,389	$66,082	$66,471
—%	—%	—%	—%	—%	—%	—%	0.1%
5.6	5.3	5.2	5.3	5.4	5.9	5.8	6.1

$42,085	$47,643	$39,037	$27,151	$26,313	$21,189	$18,871	$19,732
(11,418)	(13,396)	(7,000)	(4,433)	(18,664)	(11,435)	(7,631)	(4,352)
(33,834)	(9,867)	(36,969)	(8,270)	(10,277)	(6,946)	(19,063)	(6,155)
(3,121)	24,417	(5,005)	14,489	(2,626)	2,790	(7,823)	9,225

$1.12	$0.79	$0.86	$0.77	$0.71	$0.67	$0.50	$0.39
1.12	0.79	0.85	0.77	0.70	0.66	0.49	0.38
0.95	0.28	0.89	0.22	0.18	0.14	0.43	0.09
3.91	3.69	3.15	3.26	2.73	2.34	1.84	1.84

$24.80	$16.59	$23.91	$22.93	$21.35	$16.58	$13.47	$7.62
13.27	7.69	10.30	13.10	12.73	8.27	6.54	3.78
$23.62	$14.29	$10.91	$15.01	$14.22	$15.80	$9.19	$7.06
36,178	36,102	36,054	36,260	36,088	36,144	35,998	36,082
7,456	7,767	8,268	8,700	8,992	9,263	6,269	3,560

21.1	18.1	12.8	19.6	20.5	23.9	18.9	18.8
1,036	930	1,070	930	884	845	835	787
$304	$256	$262	$252	$246	$242	$201	$181
$75,972	$74,718	$80,361	$66,628	$44,237	$43,619	$43,646	$47,120

# 13

BUSINESS SEGMENTS
(Dollars in thousands)
	For the years ended January 31,
	2014	2013	2012	2011	2010	2009
APPLIED TECHNOLOGY DIVISION
Sales	$170,461	$171,778	$145,261	$107,910	$94,005	$111,512
Operating income	57,000	59,590	49,750	33,197	27,538	35,034
Assets	93,395	84,224	73,872	55,740	54,007	51,608
Capital expenditures	9,324	10,780	11,971	1,947	1,092	2,857
Depreciation and amortization	4,332	3,874	2,571	2,483	1,863	1,646
ENGINEERED FILMS DIVISION
Sales	$147,620	$141,976	$133,481	$105,838	$63,783	$89,858
Operating income(b)	18,154	25,115	21,501	19,622	10,232	10,919
Assets	71,602	65,801	65,100	46,519	35,999	35,862
Capital expenditures	6,681	11,539	10,937	8,450	1,460	3,120
Depreciation and amortization	5,808	5,814	4,313	3,452	3,707	4,303
AEROSTAR DIVISION
Sales	$90,605	$102,051	$107,811	$104,384	$81,617	$78,783
Operating income	7,816	10,341	18,308	17,209	12,849	8,924
Assets	63,017	60,689	72,089	38,366	28,665	32,777
Capital expenditures	7,507	2,081	4,105	2,621	471	1,599
Depreciation and amortization	2,616	2,272	1,684	1,335	1,151	1,340
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(386)	$(974)	$(460)	$(226)	$(31)	$(5)
Engineered Films Division	(505)	(124)	(193)	(307)	(210)	(210)
Aerostar Division	(13,118)	(8,532)	(4,389)	(2,891)	(1,382)	(25)
Operating income	(111)	(61)	(188)	(41)	8	19
Assets	(311)	(347)	(286)	(98)	(57)	(65)
CORPORATE & OTHER(a)
Operating (loss) from administrative expenses	$(18,865)	$(17,293)	$(13,730)	$(9,784)	$(7,407)	$(8,502)
Assets	74,116	62,843	34,928	47,233	51,695	24,233
Capital expenditures	7,189	5,275	2,002	954	279	425
Depreciation and amortization	1,439	1,138	700	361	387	469
TOTAL COMPANY
Sales	$394,677	$406,175	$381,511	$314,708	$237,782	$279,913
Operating income (b)	63,994	77,692	75,641	60,203	43,220	46,394
Assets	301,819	273,210	245,703	187,760	170,309	144,415
Capital expenditures	30,701	29,675	29,015	13,972	3,302	8,001
Depreciation and amortization	14,195	13,098	9,268	7,631	7,108	7,758

(a) Assets are principally cash, investments, deferred taxes and other receivables.
(b) The year ended January 31, 2011 includes a $451 pre-tax gain on disposition of assets.

# 14

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and military/aerospace markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division, Engineered Films Division and Aerostar Division. While each segment has distinct characteristics, the products and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business. As strategic actions have changed the Company’s business over the last several years, Raven has remained committed to providing high-quality, high-value products. The Company’s performance reflects our ongoing adjustment to conditions and opportunities.

Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margins, operating income, operating margins, net income and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets and equity

•	Segment net sales, gross profit, gross margins, operating income and operating margins

Vision and Strategy
At Raven, there is a singular purpose behind everything we do. It is: to solve great challenges. Great challenges require great solutions. Raven’s three unique divisions share resources, ideas and a passion to create technology that helps the world grow more food, produce more energy, protect the environment and live safely.
The Raven business model is our platform for success. Our business model is defensible, sustainable and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three business segments, is summarized as follows:

•	Intentionally serve a set of diversified market segments with attractive near- and long-term growth prospects;

•	Consistently manage a pipeline of growth initiatives within our market segments;

•	Aggressively compete on quality, service, innovation and peak performance;

•	Hold ourselves accountable for continuous improvement;

•	Value our balance sheet as a source of strength and stability; and

•	Make corporate responsibility a top priority.

This diversified business model enables us to weather near-term challenges, while continuing to grow and build for our future. It is our culture and it is woven into how we do business.

# 15

The following discussion highlights the consolidated operating results. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	For the years ended January 31,
dollars in thousands, except per-share data	2014	% change	2013	% change	2012
Results of Operations
Net sales	$394,677	(3)%	$406,175	6%	$381,511
Gross margins (a)	29.2%		31.4%		30.5%
Operating income	$63,994	(18)%	$77,692	3%	$75,641
Operating margins (a)	16.2%		19.1%		19.8%
Net income attributable to Raven Industries, Inc.	$42,903	(18)%	$52,545	4%	$50,569
Diluted income per share (b)	$1.17	(19)%	$1.44	4%	$1.39

Cash Flow and Payments to Shareholders
Cash flow from operating activities	$52,836		$76,456		$43,831
Cash outflow for capital expenditures	$30,701		$29,675		$29,015
Cash dividends	$17,465		$15,244		$13,025

Performance Measures
Return on net sales (c)	10.9%		12.9%		13.3%
Return on average assets (d)	14.9%		20.3%		23.3%
Return on beginning equity (e)	19.4%		29.1%		35.8%

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.
(b) Diluted income per share reflects a two-for-one stock split effective July 25, 2012.
(c) Net income divided by sales.
(d) Net income divided by average assets.
(e) Net income divided by beginning equity.
Results of Operations - Fiscal 2014 compared to Fiscal 2013
The Company's net sales in fiscal 2014 were $394.7 million, a decrease of $11.5 million, or 3%, from last year's record net sales of $406.2 million. Changes in net sales levels varied across the divisions. Engineered Films' fiscal 2014 net sales were up 4% over fiscal 2013 with a strong second half, led by higher agricultural sales and a recovery in demand for pit liners in the energy markets. The introduction of new products in fiscal 2014 and higher original equipment manufacturer (OEM) demand offset by weaker demand in the U.S. aftermarket led to Applied Technology's 1% net sales decline in fiscal 2014 compared to fiscal 2013. In Aerostar, higher radar sales and high-altitude balloon and service related revenues were not enough to offset the expected lower contract manufacturing, parachutes and protective wear revenues. Overall Aerostar net sales decreased 11% from fiscal 2013 to fiscal 2014.

Fiscal 2014 operating income decreased 18% from fiscal 2013 due primarily to the overall sales decline, lower gross profit margins and higher investment in research and development (R&D) expenses across all divisions. Applied Technology's operating income decreased by 4% due to lower sales volumes and product mix. Substantially higher resin costs combined with market conditions that did not allow for pass-through costs caused Engineered Films' operating income to decrease 28%. Aerostar posted a decline of 24% from the prior year operating income due primarily to lower sales and higher operating expense.

Results of Operations - Fiscal 2013 compared to Fiscal 2012
The Company posted record sales, operating income, net income and diluted earnings per share for fiscal 2013. These record levels resulted in large part from continued higher demand for Applied Technology's products as well as increased demand in Engineered Films' geomembrane and agriculture markets. With additional support from the demand for pit liners in the energy market through the first half of fiscal 2013, Engineered Films' net sales increased 6% as compared to fiscal 2012. Strong OEM demand, international growth and new product sales fueled an 18% increase in net sales for Applied Technology in fiscal 2013 as compared to fiscal 2012. Aerostar's net sales decreased 5% resulting from a lack of tethered aerostat deliveries; however, in spite of this decrease, the Company's net sales increased 6% compared to the prior fiscal year.

# 16

Fiscal 2013 operating income increased 3% from fiscal 2012 primarily due to sales growth partially offset by higher investment in R&D, selling and administrative expenses. Applied Technology increased its operating income by 20% due to higher sales and associated operating leverage. Engineered Films' operating income growth of 17% reflected higher sales and increased operating efficiencies and favorable price versus material cost spread seen in the first half of fiscal 2013. Aerostar posted a decline of 44% from the prior year operating income due primarily to lower sales.

Cash Flow and Payments to Shareholders
The Company continues to generate strong operating cash flows and maintain a strong capital base as reflected in the $53.2 million cash and short-term investments balance as of January 31, 2014. Capital expenditures totaled $30.7 million in fiscal 2014 compared to $29.7 million in fiscal 2013. Capital spending consisted primarily of expenditures to expand Engineered Films' manufacturing capacity, facility expansion for Aerostar and renovation of the Company's headquarters.

During fiscal 2014, $17.5 million was returned to shareholders though quarterly dividends. In the first quarter of fiscal 2014, the quarterly dividend was raised from 10.5 cents per share to 12.0 cents per share, representing the 27th consecutive annual increase in the dividend (excluding special dividends). During fiscal 2013, $15.2 million was returned to shareholders through quarterly dividends.

Performance Measures
Returns on net sales, average assets and beginning equity are important gauges of Raven's ability to efficiently produce profits. Although the Company’s fiscal 2014 returns were not at the level of the prior two years’ results, they have remained at strong levels as the Company has capitalized on competitive advantages in niche markets while investing in future product development.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS
Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve yields for the global agriculture market.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2014	% change	2013	% change	2012
Net sales	$170,461	(1)%	$171,778	18%	$145,261
Gross profit	79,499	(2)%	80,853	21%	66,913
Gross margins	46.6%		47.1%		46.1%
Operating expense	$22,499	6%	$21,263	24%	$17,163
Operating expense as % of sales	13.2%		12.4%		11.8%
Operating income	$57,000	(4)%	$59,590	20%	$49,750
Operating margins	33.4%		34.7%		34.2%

Net sales decreased $1.3 million, or 1%, to $170.5 million and operating income of $57.0 million was down $2.6 million, or 4%, for fiscal 2014 compared to fiscal 2013.

Fiscal 2014 fourth quarter net sales declined $2.0 million, or 5%, to $36.4 million and operating income decreased $1.5 million, or 12%, to $10.8 million compared to fourth quarter fiscal 2013.

A number of factors contributed to the full-year and fourth quarter comparative results:

•
Market conditions. Global market fundamentals remained healthy. With the world’s population growing toward nine billion and income growth in emerging economies, demand for food continues to increase. Apprehension given drought conditions and falling commodity prices put pressure on domestic demand through the second quarter of fiscal 2014. Aftermarket demand rose in the third quarter but did not persist through the fourth quarter at normal levels. OEM demand stayed robust for certain products. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs. Growth in these international markets has moderated in some areas of the world while there is strength in others. The Company continues to invest in growth internationally for the long term.

•
Sales volume and new products. Strong international OEM demand for guidance and steering products and boom controls contributed sales increases, but these increases were more than offset by the impact of weaker aftermarket demand in the U.S. and Canada resulting in the slight decrease in net sales for fiscal 2014. Despite solid contributions from new

# 17

products, which generated sales of about $18 million for the year, and OEM demand, fiscal 2014 fourth quarter net sales were down 5% compared to fourth quarter fiscal 2013 due to lower aftermarket demand and timing of OEM orders for model changeover, especially injection products.

•
International sales. Net sales outside the U.S. accounted for 24% of segment sales in fiscal 2014 compared to 25% in fiscal 2013. International sales decreased $0.7 million, or 2%, to $41.7 million in fiscal 2014 compared to fiscal 2013. Product deliveries to Brazil increased year-over-year; however, lower demand in Canada, South Africa and Eastern Europe offset this increase. For the fourth quarter, international sales totaled $7.0 million, a decrease of 7% from the prior year three-month period.

•	Gross margins. Gross margins declined from 47.1% in fiscal 2013 to 46.6% in fiscal 2014 due to lower sales and production levels.

•
Operating expenses. Fiscal 2014 operating expenses were 13.2% of net sales compared to 12.4% for the prior year. The increase is attributable to higher spending in R&D on relatively flat sales volumes. Applied Technology remains committed to spending on product development to drive growth.

For fiscal 2013, net sales increased $26.5 million, or 18%, to $171.8 million and operating income was up $9.8 million, or 20%, to $59.6 million compared to fiscal 2012.

Several factors contributed to the results for fiscal 2013 as compared to fiscal 2012:

•
Market conditions. The drought domestically created some uncertainty in the marketplace, but overall, this was substantially offset by higher commodity prices. The Company continued to cultivate and deepen relationships with key OEM partners, to expand market share and extend Raven's technology to a broader range of customers.

•
Sales volume and selling prices. The favorable net sales comparisons for fiscal 2013 reflected strong sales growth across the majority of the division's product offerings, including application controls, guidance and steering products, boom controls and injection products. Introduction of new products to the market, a staple in Applied Technology's continued growth, generated sales of about $21 million in fiscal 2013.

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

•
Operating expenses. Operating expenses were 12.4% of net sales in fiscal 2013 compared to 11.8% for the prior year. The increase was attributable to Applied Technology's spending on product development to drive OEM demand and expansion into domestic and international markets.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2014	% change	2013	% change	2012
Net sales	$147,620	4%	$141,976	6%	$133,481
Gross profit	23,592	(23)%	30,726	18%	26,090
Gross margins	16.0%		21.6%		19.5%
Operating expenses	$5,438	(3)%	$5,611	22%	$4,589
Operating expenses as % of sales	3.7%		4.0%		3.4%
Operating income	$18,154	(28)%	$25,115	17%	$21,501
Operating margins	12.3%		17.7%		16.1%

Net sales increased $5.6 million, or 4%, to $147.6 million while operating income was down 28% to $18.2 million for fiscal 2014 compared to $25.1 million for fiscal 2013.

Fiscal 2014 fourth quarter net sales increased $4.8 million, or 16%, from $30.8 million in the fiscal 2013 fourth quarter and operating income of $3.4 million was $1.0 million, or 23%, lower than the prior year fourth quarter.

# 18

These year-over-year and fourth quarter changes were primarily driven by the following factors:

•
Market conditions. Beginning in the second quarter of fiscal 2014, demand has strengthened for agriculture barrier films used in high value crop production. The addition of new extrusion capacity earlier in fiscal 2014 was a key factor in meeting demand for these high-tech films. Demand for pit liners in our energy market, declining since the beginning of the second half of fiscal 2013, has rebounded during the second half of fiscal 2014. Environmental and water conservation projects increase demand for the division's containment liners in the geomembrane market and provide sales growth opportunities for these products.

•
Sales volume and selling prices. Fiscal 2014 net sales were up 4% to $147.6 million compared to fiscal 2013 net sales of $142.0 million. Sales volume (as measured by pounds shipped), fueled by sales of fumigation and silage films in the agriculture market, was up about 5% as compared to the prior year. Selling prices were virtually flat. Agriculture market sales were up, offsetting energy market declines and the completion of a significant geomembrane reservoir project in Ohio in the prior year.

•
Gross margins. Fiscal 2014 gross margins decreased almost six percentage points as compared to the prior year. The current year margins were impacted by substantially higher resin costs combined with market conditions that did not allow pass-through of these higher costs. Gross margins of 12.9% in the fourth quarter were lower than the fiscal 2014 margins due to continued higher resin prices and operating inefficiencies during the quarter.

•
Operating expenses. Fiscal 2014 operating expenses as a percentage of net sales decreased to 3.7%, compared to 4.0% in the prior year. In addition to the sales increase, the improved percentage was also impacted by lower R&D spending influenced by project timing.

For fiscal 2013, net sales increased $8.5 million, or 6%, to $142.0 million while operating income was up $3.6 million, or 17%, to $25.1 million compared to fiscal 2012.

Fiscal 2013 results were primarily driven by the following factors:

•
Market conditions. Economic growth in emerging markets continued to support high oil prices, though declining oil prices beginning in the second half of fiscal 2013 decreased demand for pit liners in our energy market. Environmental and water conservation projects increased demand for the division's containment liners in the geomembrane market.

•
Sales volume and selling prices. Sales growth for fiscal 2013 was predominately driven by the increased sales into the geomembrane and agriculture markets. Geomembrane market sales increased $6.3 million, or 43% year-over-year, and included the completion of a significant geomembrane reservoir project in Ohio in the first half of fiscal 2013. Sales of VaporSafe® fumigation film and FeedFresh™ silage covers accounted for the most of the year-over-year increase in the agriculture market. Energy market demand softened but sales in this market held at solid levels for fiscal 2013. Overall, selling prices increased 3-5% during fiscal 2013 and sales volume, as measured by pounds shipped, was up 3% year-over-year.

•
Gross margins. Fiscal 2013 gross margins increased two percentage points, as compared to the prior year, due to improved operating efficiencies, positive operating leverage and favorable price versus material spread seen in the first half of the year.

•
Operating expenses. Fiscal 2013 operating expenses as a percentage of net sales increased to 4.0%, compared to 3.4% in the prior year. The increase was attributable to higher R&D spending as the division expanded its product development efforts.

Aerostar
Aerostar designs and manufactures proprietary products including high-altitude balloons, tethered aerostats and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications and situational awareness to government and commercial customers. Aerostar also produces products such as military parachutes, uniforms and protective wear as a contract manufacturing services provider as well as being a total solutions provider of electronics manufacturing services.
Through Vista Research, Inc. (Vista) and a separate business venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government. Vista positions the Company to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista products and services enhance Aerostar’s security solutions.

# 19

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2014	% change	2013	% change	2012
Net sales	$90,605	(11)%	$102,051	(5)%	$107,811
Gross profit	16,374	1%	16,155	(31)%	23,378
Gross margins	18.1%		15.8%		21.7%
Operating expenses	$8,558	47%	$5,814	15%	$5,070
Operating expenses as % of sales	9.4%		5.7%		4.7%
Operating income	$7,816	(24)%	10,341	(44)%	18,308
Operating margins	8.6%		10.1%		17.0%

Net sales declined 11% to $90.6 million from last year’s results of $102.1 million. Operating income of $7.8 million was down $2.5 million, or 24%, compared to fiscal 2013.

Fiscal 2014 comparative results were primarily attributable to the following:

•
Market conditions. Certain of Aerostar's markets are subject to significant variability due to U.S. federal spending. Uncertainty and sluggish demand in these markets continued throughout fiscal 2013 and fiscal 2014. As such, Aerostar’s planned growth strategy emphasizes proprietary products over contract manufacturing. In collaboration with Google on a pilot program, Project Loon, to provide high-speed wireless Internet accessibility to rural, remote and underserved areas of the world, Aerostar is pioneering leading-edge applications of its high-altitude balloons. While in its early stages, this program positions Aerostar for significant growth potential, albeit with a higher risk of uncertainty.

•
Sales volumes. Fiscal 2014 net sales decreased $11.4 million from the prior year, a year-over-year decrease of 11%. The drivers of this decline were lower sales of parachutes and protective wear and the planned reduction of contract manufacturing business. These decreases were partially offset by revenues for Project Loon, higher Vista product and product services revenue and increased intercompany sourcing to Applied Technology.

•
Gross margins. Gross margins increased from 15.8% in fiscal 2013 to 18.1% for fiscal 2014. Despite the lower sales levels, gross profit margins have increased 2.3 percentage points in fiscal 2014 compared to the prior year. This improvement in gross margins resulted from the increased sales of higher-margin product lines and increased Vista sales.

•
Operating expenses. Fiscal 2014 operating expenses of $8.6 million were 9.4% of sales and increased from $5.8 million or 5.7% of sales in fiscal 2013. Increased R&D spending associated with Project Loon and business development costs over lower sales volumes drove the percentage higher in the current year.

For the fiscal 2014 fourth quarter, net sales increased $0.7 million to $23.9 million from $23.2 million in the comparative period of 2013. Fourth quarter gross profit also improved, climbing to $5.0 million compared to $3.7 million in the fourth quarter of fiscal 2013. Operating income declined $0.4 million to $2.3 million compared to fiscal 2013 fourth quarter.

Several factors contributed to the fourth quarter comparative results:

•
Sales volume and gross margins. Fourth quarter sales were up $0.7 million, or 3%, to $23.9 million compared to the prior year fourth quarter. Higher Vista radar sales, Project Loon service revenue and an aerostat system delivery helped increase sales quarter-over-quarter and improve gross margins as these product lines carry a higher margin than contract manufacturing services.

•
Operating expenses. Operating expenses were $2.7 million or 11.3% of sales in the fourth quarter, an increase of $1.7 million from $1.0 million or 4.2% of sales in the prior comparative period. Increased R&D spending associated with product development drove the percentage higher in the current quarter.

For fiscal 2013, net sales decreased $5.7 million, or 5%, to $102.1 million compared to fiscal 2012. Operating income declined $8.0 million, or 44%, to $10.3 million as compared to fiscal 2012.

Fiscal 2013 results were driven by the following:

•
Market conditions. Throughout fiscal 2013, Aerostar faced uncertainty and sluggish demand. Federal spending caused significant variability in certain of Aerostar’s markets while planned decreases in avionics sales caused declines in EMS revenues.

# 20

•
Sales volumes. Net sales for fiscal 2013 reflect a full year of Vista sales, $14.4 million compared to $0.6 million in fiscal 2012, and increased intercompany sourcing to Applied Technology, which added $4.1 million.  These positives were not enough to offset a decrease in tethered aerostat deliveries and EMS sales for the year.

•
Gross margins. Gross margins declined from 21.7% in fiscal 2012 to 15.8% for fiscal 2013. The change in product mix negatively impacted gross margins for the fiscal year ended January 31, 2013 as fiscal 2012 margins were favorably impacted by higher-margin aerostat sales. Aerostat sales accounted for roughly 17% of net sales in fiscal 2012 compared to approximately 2% in fiscal 2013.

•
Operating expenses. Operating expenses of $5.8 million or 5.7% of sales increased $0.7 million from $5.1 million or 4.7% of sales. Higher operating expenses primarily reflected increased investment in R&D to support next generation aerostat and Vista radar technology.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	For the years ended January 31,
dollars in thousands	2014	2013	2012
Administrative expenses	$18,865	$17,293	$13,730
Administrative expenses as a % of sales	4.8%	4.3%	3.6%
Other (expense) income, net	$(371)	$(46)	$57
Effective tax rate	32.6%	32.3%	33.1%

Administrative expenses increased $1.6 million in fiscal 2014 compared with fiscal 2013. This 9% increase is due to the Company's investments in additional legal, finance, human resources and information technology personnel to support current and future growth strategies through a strengthened corporate infrastructure. This growth has been tempered in the second half of fiscal 2014 and the number of employees in these roles has remained relatively consistent.

Other income (expense), net consists mainly of activity related to the Company's equity investment, interest income and foreign currency transaction gains or losses.

The fiscal 2014 effective tax rate of 32.6% was slightly higher than the fiscal 2013 effective tax rate of 32.3% due to a lower deduction for manufacturing income in the U.S.

OUTLOOK

At Raven our enduring success is built on our ability to balance the Company’s purpose and core values with necessary shifts in business strategy demanded by an ever-changing world. Raven continues to become a more technology-focused Company - centered on solving the specific great challenges of hunger, security, energy independence and natural resource preservation and serving our core markets. Raven is transitioning from being a company with a strong contract manufacturing orientation to being one that is driven by proprietary products and services. This vision brings meaning to the work of the organization and ensures our focus on profitable opportunities with strong fundamentals.

In fiscal 2015 Raven will leverage its strengths to drive growth from the core businesses in all three operating divisions and aggressively pursue closely adjacent opportunities. The Company’s focus will be on:

•	Measurably growing revenues from Aerostar's growth drivers, including advanced radar systems, high-altitude balloons and aerostats to international markets;

•	Driving Applied Technology growth through international market expansion, new products and broadening OEM relationships; and

•	Bringing high-value plastic film applications to each of Engineered Films’ markets.

For the fiscal 2015 first quarter, Raven expects to see solid growth in Engineered Films agriculture market revenues and higher OEM deliveries in Applied Technology. These gains will be substantially offset by a continuation of the challenging environment, declining contract manufacturing revenues and uncertain agriculture aftermarkets. The Company expects profits to be flat to slightly down in the first quarter, followed by profit growth as the year progresses. For the fiscal year, management anticipates profit improvement to be derived from renewed growth in Applied Technology, realization of Aerostar’s growth drivers and improved operational performance in Engineered Films.

# 21

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

Cash and cash equivalents totaled $53.0 million at January 31, 2014 compared to $49.4 million on the same date in 2013, an increase of $3.6 million. The increase was driven by positive cash flows from operating activities, partially offset by cash outflow for capital expenditures and dividends paid to shareholders. Short-term investments as of January 31, 2014 were $0.3 million. The Company did not have any short-term investments at January 31, 2013 or January 31, 2012.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2014. There is no outstanding balance under the line of credit at January 31, 2014. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of January 31, 2014. The credit line is expected to be renewed during fiscal 2015.

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

Cash provided by operating activities was $52.8 million in fiscal 2014 compared with $76.5 million in fiscal 2013. The decrease in operating cash flows is the result of lower Company earnings and cash consumed by the change in inventory account balances.

In fiscal 2014, inventory consumed $9.2 million of cash versus generating $8.6 million in fiscal 2013. The Company's inventory turnover rate decreased slightly from the prior year primarily due to the higher inventory levels at Engineered Films (trailing 12-month inventory turn of 5.2X in fiscal 2014 and 5.4X in fiscal 2013). Cash collections were efficient despite the increase in trailing 12 months days sales outstanding of 51 days in fiscal 2014 compared to 50 days in fiscal 2013. Accounts receivable generated $1.3 million in cash in fiscal 2014 as compared to generating $4.4 million cash in fiscal 2013. Year-over-year variability in accounts payable and accrued liabilities consumed $1.9 million of cash in fiscal 2014 compared to cash consumed of $4.6 million in fiscal 2013 due to timing of trade payable payments.

In fiscal 2013, inventory and accounts receivable generated $12.9 million of cash versus consuming $27.1 million in fiscal 2012. The Company's inventory turnover rate was consistent from the prior year despite the decrease in inventory levels (trailing 12-month inventory turn of 5.4X in fiscal 2013 and fiscal 2012). Cash collections were efficient despite the increase in trailing 12 months days sales outstanding of 50 days in fiscal 2013 compared to 47 days in fiscal 2012. Year-over-year variability in accounts payable and accrued liabilities consumed $4.6 million of cash in fiscal 2013 compared to cash generated of $1.7 million in fiscal 2012 due to timing of payments. In fiscal 2013, deferred income taxes consumed $1.8 million of cash compared to $5.4 million of additional cash flow in fiscal 2012, which related primarily to bonus depreciation taken on qualified capital expenditures.

Investing Activities
Cash used in investing activities totaled $31.6 million in fiscal 2014, $29.9 million in fiscal 2013 and $40.3 million in fiscal 2012. Capital expenditures totaled $30.7 million in fiscal 2014 compared to $29.7 million in fiscal 2013 and $29.0 million in fiscal 2012. Capital spending consisted primarily of expenditures to expand Engineered Films' manufacturing capacity, facility expansion for Aerostar and renovation of the Company's headquarters.

There were no businesses acquired in fiscal 2014 or fiscal 2013. Capital outlay for payments related to business acquisitions was $11.8 million in fiscal 2012, primarily related to the Vista acquisition.

Management anticipates capital spending in the $25 - $30 million range in fiscal 2015. Expansion of Engineered Films' capacity, Aerostar's build-out for Project Loon production levels and Applied Technology's capital spending to advance product development and customer support are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

# 22

Financing Activities
Financing activities consumed cash of $17.4 million in fiscal 2014 compared with $23.0 million in fiscal 2013 and $15.2 million in fiscal 2012.

Quarterly dividends paid in fiscal 2014 were $17.5 million, or $0.48 per share, compared to $15.2 million in fiscal 2013 and $13.0 million in fiscal 2012. In the first quarter of fiscal 2014, the Company increased the quarterly dividend rate (excluding special dividends) for the 27th consecutive year. Raven has now paid a dividend in 41 consecutive years.

During fiscal 2014, the Company made $0.4 million in payments on acquisition-related contingent liabilities related to the Vista acquisition. In fiscal 2013, the Company paid $8.4 million on acquisition-related contingent liabilities related to the Vista acquisition and the 2009 acquisition of substantially all of the assets of Ranchview, Inc., a privately held Canadian corporation.

Fiscal 2012 financing cash outflow included a payment to close a line of credit assumed as part of the Vista acquisition totaling $2.9 million. No borrowings were made under this line of credit.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of January 31, 2014, the Company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment and unconditional purchase obligations, primarily for raw materials, in the amounts listed below. The Company's known off-balance sheet debt and other unrecorded obligations are noted in the table below.

A summary of the obligations and commitments at January 31, 2014 is shown below.

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$3,344	$1,455	$1,448	$281	$160
Unconditional purchase obligations(a)	48,265	48,265	—	—	—
Postretirement benefits(b)	21,144	255	593	672	19,624
Acquisition-related contingent payments(c)	11,482	970	2,966	4,726	2,820
Uncertain tax positions(d)	—	—	—	—	—
Line of credit(d)	—	—	—	—	—
	$84,235	$50,945	$5,007	$5,679	$22,604

(a)	Includes unconditional obligations of $3.1 million related to the ongoing renovations of the Company's corporate headquarters.
(b)	Postretirement benefit amounts represent expected payments on the accumulated postretirement benefit obligation before it is discounted.
(c)
Amounts reflect the future earn-out payments with respect to prior year business acquisitions. Actual payments on these obligations may vary from the reported amounts since the total payment amount due depends upon certain future conditions. See below for further detail on the specific obligations.

(d)	See below for further details on specific obligations.

Acquisition-related obligations
The Company has future obligations for earn-out payments primarily associated with the acquisition of Vista completed in fiscal 2012. The total liability recorded on the Consolidated Balance Sheet as of January 31, 2014 related to these future obligations was $3.4 million, of which $0.9 million was classified as "Accrued liabilities" and $2.5 million as "Other liabilities". These liabilities represent the present value of earn-out payments classified as consideration at the acquisition date. Specific to the Vista acquisition, the Company agreed to pay additional contingent consideration not to exceed $15.0 million, based upon earn-out percentages on specific revenue streams until January 31, 2019. In a transaction separate from the Vista acquisition, the Company agreed to fund a revenue-based bonus pool, also not to exceed $15.0 million, which will be accrued when the specific revenue stream is recorded using those same earn-out percentages.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $6.6 million at January 31, 2014. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the applicable tax year is no longer subject to examination by the tax authorities.

# 23

Line of credit
Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10.5 million with a maturity date of November 30, 2014, bearing interest at 1.5% above the daily one-month London Inter-Bank Market Rate. Letters of credit totaling $0.9 million have been issued under the line, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of January 31, 2014, 2013 and 2012 and $9.6 million was available at January 31, 2014. There have been no borrowings under the credit line with Wells Fargo in the last three fiscal years. In the event the bank chooses not to renew the Company's line of credit, the letters of credit would cease and alternative methods of support for the insurance obligations would be necessary, would be more expensive and would require additional cash outlays. Management believes the chances of this are remote.

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

Inventories
The Company estimates inventory valuation each quarter. Typically, when a product reaches the end of its lifecycle, inventory value declines slowly or the product has alternative uses. Management uses its manufacturing resources planning data to help determine if inventory is slow-moving or has become obsolete due to an engineering change. The Company closely reviews items that have balances in excess of the forecasted requirements, or that have been dropped from production requirements. Despite these reviews, technological or strategic decisions made by management or Raven's customers may result in unexpected excess material. The electronics manufacturing business in Aerostar Division typically has recourse to customers for obsolete or excess material. When these customers authorize inventory purchases, especially with long lead-time items, they are required to take delivery of unused material or compensate the Company accordingly. In every Raven operating unit, management must manage obsolete inventory risk. The accounting judgment ultimately made is an evaluation of the success that management will have in controlling inventory risk and mitigating the impact of obsolescence when it does occur.

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

# 24

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including experience, anticipated future economic conditions, changes in raw material prices and growth expectations. These assumptions are determined over a five-year strategic planning period. The five-year growth rates for revenues and operating profits vary for each reporting unit being evaluated.

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

For long-lived assets, including definite-lived intangibles, investments in affiliates and property, plant and equipment, management tests for recoverability whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Property, plant and equipment are depreciated over the estimated lives of the assets primarily using accelerated methods, which reduces the likelihood of an impairment loss. Management periodically discusses any significant changes in the utilization of long-lived assets, which may result from, but are not limited to, an adverse change in the asset's physical condition or a significant adverse change in the business climate. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining its fair value.

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

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In February 2013 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI)" (ASU No. 2013-02). ASU No. 2013-02 requires that an entity present, either on the face of the statement where net income is reported or in the notes, the effect of significant reclassifications out of AOCI to net income when generally accepted accounting principles requires that the amount be reclassified in its entirety to net income. For amounts not required to be entirely reclassified to net income, ASU No. 2013-02 requires the cross-referencing of these amounts to other disclosures that provide detail about these amounts. This guidance, required to be applied prospectively, was effective for the Company on February 1, 2013. The adoption of this guidance had no effect on the Company's consolidated financial position, results of operations or cash flows as it is disclosure-only in nature.

# 25

Pending Accounting Standards
In January 2014 the FASB issued ASU No. 2014-05, "Service Concession Arrangements" (ASU No. 2014-05). ASU No. 2014-05 specifies that an operating entity entering into a service concession arrangement with a public-sector entity grantor within the scope of this guidance should not account for such arrangement as a lease in accordance with FASB Accounting Standards Codification Topic 840, "Leases." This guidance is effective for annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company's largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in Item 1A., Risk Factors, of this Annual Report on Form 10-K. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of January 31, 2014. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

# 26

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

		Page
Management's Report on Internal Control Over Financial Reporting		28
Report of Independent Registered Public Accounting Firm		29
Consolidated Financial Statements
	Consolidated Balance Sheets	30
	Consolidated Statements of Income and Comprehensive Income	31
	Consolidated Statements of Shareholders' Equity	32
	Consolidated Statements of Cash Flows	33
	Notes to Consolidated Financial Statements	34
Quarterly Information (Unaudited) - included in Item 5		10

# 27

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

Management has assessed effectiveness of the Company's internal control over financial reporting as of January 31, 2014. In making this assessment, it used the criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992). Based on this assessment using those criteria , we concluded that, as of January 31, 2014, the Company's internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ DANIEL A. RYKHUS	/s/ THOMAS IACARELLA
Daniel A. Rykhus	Thomas Iacarella
President and Chief Executive Officer	Vice President and Chief Financial Officer

March 31, 2014

# 28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.:

In our opinion, the consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries at January 31, 2014, 2013, and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 31, 2014

# 29

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per-share amounts)

	As of January 31,
	2014	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$52,987	$49,353	$25,842
Short-term investments	250	—	—
Accounts receivable, net	54,643	56,303	60,759
Inventories	54,865	46,189	54,756
Deferred income taxes	3,372	3,107	3,299
Other current assets	3,288	1,796	2,903
Total current assets	169,405	156,748	147,559

Property, plant and equipment, net	98,076	81,238	61,894
Goodwill	22,274	22,274	22,274
Amortizable intangible assets, net	8,156	8,681	9,412
Other assets, net	3,908	4,269	4,564
TOTAL ASSETS	$301,819	$273,210	$245,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,324	$14,438	$16,162
Accrued liabilities	16,248	17,192	22,993
Customer advances	1,247	1,431	1,491
Total current liabilities	29,819	33,061	40,646

Other liabilities	20,538	18,702	24,467

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,318; 65,223; and 65,132, respectively	65,318	65,223	32,566
Paid-in capital	10,556	5,885	9,607
Retained earnings	231,029	205,695	193,650
Accumulated other comprehensive loss	(2,179)	(2,095)	(1,962)
Less treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	251,362	221,346	180,499
Noncontrolling interest	100	101	91
Total shareholders' equity	251,462	221,447	180,590
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$301,819	$273,210	$245,703

The accompanying notes are an integral part of the consolidated financial statements.

# 30

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2014	2013	2012
Net sales	$394,677	$406,175	$381,511
Cost of sales	275,323	278,502	265,319
Gross profit	119,354	127,673	116,192

Research and development expenses	16,576	13,367	9,724
Selling, general and administrative expenses	38,784	36,614	30,827
Operating income	63,994	77,692	75,641

Other (expense) income, net	(371)	(46)	57
Income before income taxes	63,623	77,646	75,698

Income taxes	20,721	25,091	25,063
Net income	42,902	52,555	50,635

Net (loss) income attributable to the noncontrolling interest	(1)	10	66

Net income attributable to Raven Industries, Inc.	$42,903	$52,545	$50,569

Net income per common share:
─ Basic	$1.18	$1.45	$1.40
─ Diluted	$1.17	$1.44	$1.39

Comprehensive income:
Net income	$42,902	$52,555	$50,635

Other comprehensive income (loss), net of tax:
Foreign currency translation	(424)	(3)	(38)
Postretirement benefits, net of income tax (expense) benefit of ($183), $70 and $432, respectively	340	(130)	(804)
Other comprehensive income (loss), net of tax	(84)	(133)	(842)

Comprehensive income	42,818	52,422	49,793

Comprehensive income (loss) attributable to noncontrolling interest	(1)	10	66

Comprehensive income attributable to Raven Industries, Inc.	$42,819	$52,412	$49,727
The accompanying notes are an integral part of the consolidated financial statements.

# 31

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non-controlling Interest	Total Equity
			Shares	Cost
Balance January 31, 2011	$32,511	$7,060	(14,449)	$(53,362)	$156,125	$(1,120)	$141,214	$—	$141,214
Net income	—	—	—	—	50,569	—	50,569	66	50,635
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(842)	(842)	—	(842)
Cash dividends ($0.36 per share)	—	19	—	—	(13,044)	—	(13,025)	—	(13,025)
Director shares issued	7	(7)	—	—	—	—	—	—	—
Stock surrendered upon exercise of stock options	(37)	(2,089)	—	—	—	—	(2,126)	—	(2,126)
Employees' stock options exercised	84	2,413	—	—	—	—	2,497	—	2,497
Share-based compensation	1	1,921	—	—	—	—	1,922	—	1,922
Tax benefit from exercise of stock options	—	290	—	—	—	—	290	—	290
Noncontrolling capital contribution	—	—	—	—	—	—	—	25	25
Balance January 31, 2012	32,566	9,607	(14,449)	(53,362)	193,650	(1,962)	180,499	91	180,590
Net income	—	—	—	—	52,545	—	52,545	10	52,555
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(133)	(133)	—	(133)
Cash dividends ($0.42 per share)	—	63	—	—	(15,307)	—	(15,244)	—	(15,244)
Two-for-one stock split	32,598	(7,405)	(14,448)	—	(25,193)	—	—	—	—
Stock surrendered upon exercise of stock options	(36)	(2,215)	—	—	—	—	(2,251)	—	(2,251)
Employees' stock options exercised	95	2,503	—	—	—	—	2,598	—	2,598
Share-based compensation	—	3,075	—	—	—	—	3,075	—	3,075
Tax benefit from exercise of stock options	—	257	—	—	—	—	257	—	257
Balance January 31, 2013	65,223	5,885	(28,897)	(53,362)	205,695	(2,095)	221,346	101	221,447
Net income (loss)	—	—	—	—	42,903	—	42,903	(1)	42,902
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(84)	(84)	—	(84)
Cash dividends ($0.48 per share)	—	104	—	—	(17,569)	—	(17,465)	—	(17,465)
Stock surrendered upon exercise of stock options	(64)	(2,041)	—	—	—	—	(2,105)	—	(2,105)
Employees' stock options exercised	159	2,111	—	—	—	—	2,270	—	2,270
Share-based compensation	—	4,198	—	—	—	—	4,198	—	4,198
Tax benefit from exercise of stock options	—	299	—	—	—	—	299	—	299
Balance January 31, 2014	$65,318	$10,556	(28,897)	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
The accompanying notes are an integral part of the consolidated financial statements.

# 32

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$42,902	$52,555	$50,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,449	11,496	8,180
Amortization of intangible assets	1,746	1,602	1,088
Gain on acquistion-related contingent liability settlement	—	(508)	—
Change in fair value of acquisition-related contingent consideration	540	784	(14)
Income from equity investment	(116)	(156)	(156)
Deferred income taxes	623	(1,803)	5,358
Share-based compensation expense	4,198	3,075	1,922
Change in operating assets and liabilities	(10,449)	9,199	(23,076)
Other operating activities, net	943	212	(106)
Net cash provided by operating activities	52,836	76,456	43,831

INVESTING ACTIVITIES:
Capital expenditures	(30,701)	(29,675)	(29,015)
Payments related to business acquisitions, net of cash acquired	—	—	(11,787)
Sales of short-term investments	—	—	1,000
Purchases of short-term investments	(250)	—	—
Other investing activities, net	(664)	(255)	(511)
Net cash used in investing activities	(31,615)	(29,930)	(40,313)

FINANCING ACTIVITIES:
Dividends paid	(17,465)	(15,244)	(13,025)
Repayment of line of credit	—	—	(2,869)
Payment of acquisition-related contingent liabilities	(353)	(8,367)	—
Other financing activities, net	464	604	660
Net cash used in financing activities	(17,354)	(23,007)	(15,234)

Effect of exchange rate changes on cash	(233)	(8)	(5)

Net increase (decrease) in cash and cash equivalents	3,634	23,511	(11,721)
Cash and cash equivalents at beginning of year	49,353	25,842	37,563
Cash and cash equivalents at end of year	$52,987	$49,353	$25,842

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking, money market and savings accounts.

# 34

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

Property, Plant and Equipment
Property, plant and equipment are carried at cost and are depreciated over the estimated useful lives of the assets primarily using accelerated methods. The estimated useful lives used for computing depreciation are as follows:

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

The Company capitalizes certain costs incurred in connection with developing or obtaining internal-use software in accordance with the accounting guidance for such costs. Capitalized software costs totaled $203 in fiscal 2014, $7 in fiscal 2013 and $553 in fiscal 2012. The costs are included in “Property, plant and equipment, net” on the Consolidated Balance Sheets. Software costs that do not meet capitalization criteria are expensed as incurred. Amortization expense related to capitalized software is computed on the straight-line basis over the estimated lives ranging from 3 to 5 years and is included in depreciation.

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
The Company's financial assets required to be measured at fair value on a recurring basis include cash and cash equivalents and short-term investments. The Company determines fair value of its cash equivalents and short-term investments through quoted market prices.
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

# 35

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

Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are performed at the reporting unit level. A qualitative impairment assessment over relevant events and circumstances may be assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If events and circumstances indicate the fair value of a reporting unit is less than its carrying value, then the fair values are estimated based on discounted cash flows and are compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, the amount of the impairment loss must be measured and then recognized to the extent the carrying value of the goodwill exceeds the implied fair value.

Long-Lived Assets
The Company periodically assesses the recoverability of long-lived and intangible assets. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the assets. The amount of the impairment loss to be recorded is the excess of the carrying value of the asset over its fair value.

Insurance Obligations
Raven utilizes insurance policies to cover workers' compensation and general liability costs. Liabilities are accrued related to claims filed and estimates for claims incurred but not reported. To the extent these obligations are expected to be reimbursed by insurance, the probable insurance policy benefit is included as a component of “Other current assets.”

Contingencies
The Company is involved as a defendant in lawsuits, claims or disputes arising in the normal course of business. An estimate of the loss on these matters is charged to operations when it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. While the settlement of any claims cannot be determined, management believes that any liability resulting from these claims will be substantially covered by insurance. Accordingly, management does not believe that the ultimate outcome of these matters will have a significant impact on its results of operations, financial position or cash flows.

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

For certain service-related contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs. Contract costs include labor, material, subcontracting costs, as well as allocation of indirect costs. Revenues including estimated profits are recorded as costs are incurred. Losses estimated to be incurred upon completion of contracts are charged to operations when they become known.

Certain contracts contain provisions for incentive payments that the Company may receive based on performance criteria related to product design, development and production standards. Revenue related to the incentive payments is recognized when ultimate realization by the Company is assured, which generally occurs when the provisions and performance criteria required by the contract are met.

# 36

(Dollars in thousands, except per-share amounts)

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
Pending Accounting Standards
In January 2014 the FASB issued ASU No. 2014-05, "Service Concession Arrangements" (ASU No. 2014-05). ASU No. 2014-05 specifies that an operating entity entering into a service concession arrangement with a public-sector entity grantor within the scope of this guidance should not account for such arrangement as a lease in accordance with FASB Accounting Standards Codification Topic 840, "Leases." This guidance is effective for annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

# 37

(Dollars in thousands, except per-share amounts)

NOTE 2	SELECTED BALANCE SHEET INFORMATION

Following are the components of selected balance sheet items:

	As of January 31,
	2014	2013	2012
Accounts receivable, net:
Trade accounts	$54,962	$56,508	$60,929
Allowance for doubtful accounts	(319)	(205)	(170)
	$54,643	$56,303	$60,759
Inventories:
Finished goods	$7,232	$8,571	$7,094
In process	2,131	2,675	6,105
Materials	45,502	34,943	41,557
	$54,865	$46,189	$54,756
Other current assets:
Insurance policy benefit	$733	$860	$1,873
Federal income tax receivable	1,197	—	—
Prepaid expenses and other	1,358	936	1,030
	$3,288	$1,796	$2,903
Property, plant and equipment, net:
Land	$2,077	$2,077	$2,077
Buildings and improvements	66,278	52,936	36,952
Machinery and equipment	114,345	101,645	89,919
Accumulated depreciation	(84,624)	(75,420)	(67,054)
	$98,076	$81,238	$61,894
Other assets, net:
Investment in affiliate	$3,684	$4,063	$4,409
Other, net	224	206	155
	$3,908	$4,269	$4,564
Accrued liabilities:
Salaries and benefits	$1,858	$4,265	$5,541
Vacation	3,700	4,025	4,387
401(k) contributions	727	520	966
Insurance obligations	2,428	2,506	2,789
Warranties	2,525	1,888	1,699
Taxes - accrued and withheld	1,743	1,392	2,596
Acquisition-related contingent consideration	890	712	3,266
Other	2,377	1,884	1,749
	$16,248	$17,192	$22,993
Other liabilities:
Postretirement benefits	$7,998	$8,072	$7,348
Acquisition-related contingent consideration	2,457	2,359	7,655
Deferred income taxes	3,526	2,453	4,518
Uncertain tax positions	6,557	5,818	4,946
	$20,538	$18,702	$24,467

# 38

(Dollars in thousands, except per-share amounts)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders' equity but are excluded from net income. The changes in the components of accumulated other comprehensive income (loss) (AOCI) are shown below:

	Cumulative foreign currency translation adjustment	Postretirement benefits	Total
Balance at January 31, 2011	$183	$(1,303)	$(1,120)
Other comprehensive (loss) before reclassifications	(38)	—	(38)
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $432	—	(804)	(804)
Balance at January 31, 2012	145	(2,107)	(1,962)
Other comprehensive (loss) before reclassifications	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $70	—	(130)	(130)
Balance at January 31, 2013	142	(2,237)	(2,095)
Other comprehensive (loss) before reclassifications	(424)	—	(424)
Amounts reclassified from accumulated other comprehensive income after tax (expense) of ($183)	—	340	340
Balance at January 31, 2014	$(282)	$(1,897)	$(2,179)

Postretirement benefit cost components are reclassified in their entirety from AOCI to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

NOTE 4	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2014	2013	2012
Changes in operating assets and liabilities:
Accounts receivable	$1,297	$4,362	$(15,569)
Inventories	(9,190)	8,567	(11,528)
Prepaid expenses and other assets	(239)	976	(291)
Accounts payable	(994)	(2,937)	(233)
Accrued and other liabilities	(1,150)	(1,709)	4,578
Customer advances	(173)	(60)	(33)
	$(10,449)	$9,199	$(23,076)

Cash paid during the year for income taxes	$20,002	$26,697	$16,782

Significant non-cash transactions:
Capital expenditures included in accounts payable	$1,083	$2,196	$984

# 39

(Dollars in thousands, except per-share amounts)

NOTE 5	ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
Vista Research
In January 2012, the Company purchased all the outstanding stock of Vista Research, Inc. (Vista) for a purchase price of $23,269, of which $12,000 was cash and $2,869 was an assumed line of credit paid by Raven at closing. The fair value of contingent consideration and earn-outs comprised the remaining $8,400 of the purchase price. Results of operations subsequent to the acquisition have been combined into the Aerostar Division.

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

In connection with the stock purchase agreement, Raven agreed to pay an aggregate $6,500 upon receipt and delivery of a specific quantity of SSRS orders by certain milestone dates. Both of these milestones were met in fiscal 2013 and Raven paid the accrued contingent consideration of $6,500.

Under the stock purchase agreement, the Company will also make annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. The fair value of these contingent considerations is $3,347, of which $890 was classified in "Accrued liabilities" and $2,457 as "Other liabilities" in the Consolidated Balance Sheet for the year ended January 31, 2014. At January 31, 2013, the fair value of the contingent consideration for the Vista acquisition was $3,071, of which $712 was classified as "Accrued liabilities" and $2,359 as "Other liabilities" in the Consolidated Balance Sheet for the year ended January 31, 2013. At January 31, 2012, the fair value of the contingent consideration for the Vista acquisition was $8,400, of which $3,068 was classified as "Accrued liabilities" and $5,332 as "Other liabilities" in the Consolidated Balance Sheet for the year ended January 31, 2012.

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

The total purchase price was allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Cash	$320
Accounts receivable	2,375
Inventory	264
Other current and long-term assets	3,342
Property, plant and equipment, net	834
Goodwill	11,497
Existing technology	4,300
Customer relationships	3,260
Other intangibles	250
Current liabilities	(3,023)
Other liabilities	(150)
Total purchase price	$23,269

Vista net sales and net loss recognized in fiscal 2012 from the acquisition date to January 31, 2012 were $631 and $(125), respectively.

# 40

(Dollars in thousands, except per-share amounts)

The following pro forma consolidated condensed financial results of operations are presented as if the acquisition described above had been completed at the beginning of the period presented:

For the year ended January 31,
2012
Pro forma net sales	$395,974
Pro forma net income attributable to Raven Industries, Inc.	49,907

Pro forma earnings per common share:
Basic	$1.38
Diluted	$1.37

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

Equity Method Investment SST
In November 2009, the Company acquired a 20% interest in Site Specific Technology Development Group, Inc. (SST). SST is a privately held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage information in the precision agriculture market.

Changes in the net carrying value of the investment in SST were as follows:

	As of January 31,
	2014	2013	2012
Balance at beginning of year	$4,063	$4,409	$4,728
Income from equity investment	116	156	156
Amortization of intangible assets	(495)	(477)	(475)
Dividend received	—	(25)	—
Balance at end of year	$3,684	$4,063	$4,409

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

Ranchview
Pursuant to the Company's 2009 purchase of substantially all of the assets of Ranchview Inc. (Ranchview), a privately held Canadian corporation, Raven agreed to pay contingent consideration for future sales of Ranchview products up to a maximum of $4,000. During fiscal 2013, the Company paid $1,841 in cash to the previous Ranchview owner for an early buyout of the outstanding acquisition-related contingent liability. This resulted in a gain of $508 which was included in Applied Technology operating income.

# 41

(Dollars in thousands, except per-share amounts)

NOTE 6	GOODWILL AND OTHER INTANGIBLES

Goodwill
The changes in the carrying amount of goodwill by reporting segment are shown below:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2011	$9,892	$96	$789	$10,777
Acquired goodwill	—	—	11,497	11,497
Balance at January 31, 2012	9,892	96	12,286	22,274
Acquired goodwill	—	—	—	—
Balance at January 31, 2013	9,892	96	12,286	22,274
Acquired goodwill	—	—	—	—
Balance at January 31, 2014	$9,892	$96	$12,286	$22,274

Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2014			2013			2012
		Accumulated			Accumulated			Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$7,840	$(4,164)	$3,676	$7,500	$(3,375)	$4,125	$7,500	$(2,637)	$4,863
Customer relationships	3,494	(525)	2,969	3,494	(300)	3,194	3,494	(155)	3,339
Other intangibles	2,891	(1,380)	1,511	2,506	(1,144)	1,362	2,225	(1,015)	1,210
Total	$14,225	$(6,069)	$8,156	$13,500	$(4,819)	$8,681	$13,219	$(3,807)	$9,412

The estimated future amortization expense for these definite-lived intangible assets, as well as definite-lived intangible assets held by SST, during the next five years is as follows:

	2015	2016	2017	2018	2019
Estimated amortization expense	$2,230	$2,429	$2,256	$1,634	$840

NOTE 7	EMPLOYEE POSTRETIREMENT BENEFITS

The Company has two 401(k) plans covering substantially all employees as of January 31, 2014. One plan, which covers the majority of employees, matches employee contributions up to 4%. Under this plan all account balances and future contributions and related earnings can be invested in several investment alternatives as well as Raven's common stock in accordance with each participant's elections. Participants' contributions to the 401(k) and the employer matching contributions are limited to 20% investment in Raven's common stock. Participants may choose to make separate investment choices for current account balances and for future contributions. The other 401(k) plan was assumed as part of the Vista acquisition. Contributions under this plan include a 3% annual contribution and may include additional discretionary contributions to the plan that are determined annually by management. Total contribution expense to such plans was $2,412, $2,021 and $1,556 for fiscal 2014, 2013 and 2012, respectively.

# 42

(Dollars in thousands, except per-share amounts)

In addition, the Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The accumulated benefit obligation for these benefits is as follows:

	For the years ended January 31,
	2014	2013	2012
Benefit obligation at beginning of year	$8,307	$7,560	$5,969
Service cost	202	187	121
Interest cost	348	335	334
Actuarial (gain) loss and assumption changes	(340)	433	1,363
Retiree benefits paid	(263)	(208)	(227)
Benefit obligation at end of year	$8,254	$8,307	$7,560

The following tables set forth the plans pre-tax adjustment to accumulated other comprehensive income/loss:

	For the years ended January 31,
	2014	2013	2012
Amounts not yet recognized in net periodic benefit cost:
Net actuarial loss	$2,918	$3,441	$3,218
Transition obligation	—	—	23
Total pre-tax accumulated other comprehensive loss	$2,918	$3,441	$3,241

Pre-tax accumulated other comprehensive loss - beginning of year related to benefit obligation	$3,441	$3,241	$1,957
Reclassification adjustments recognized in benefit cost:
Recognized net (loss)	(183)	(210)	(104)
Amortization of transition obligation	—	(23)	(23)
Amounts recognized in AOCI during the year:
Net actuarial (gain) loss	(340)	433	1,411
Pre-tax accumulated other comprehensive loss - end of year related to benefit obligation	$2,918	$3,441	$3,241

The net actuarial gain for fiscal year 2014 was driven by an increase in the discount rate The net actuarial loss in fiscal year 2013 was driven by a decrease in the discount rate and demographic changes, partially offset by better than expected claims experience. The net actuarial loss in fiscal year 2012 was primarily caused by the decrease in discount rate.

# 43

(Dollars in thousands, except per-share amounts)

The liability and net periodic benefit cost reflected in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income were as follows:

	For the years ended January 31,
	2014	2013	2012
Beginning liability balance	$8,307	$7,560	$5,969
Net periodic benefit cost	733	755	582
Other comprehensive (income) loss	(523)	200	1,236
Total recognized in net and other comprehensive income	210	955	1,818
Retiree benefits paid	(263)	(208)	(227)
Ending liability balance	$8,254	$8,307	$7,560

Current portion in accrued liabilities	$255	$235	$212
Long-term portion in other liabilities	$7,999	$8,072	$7,348

Assumptions used to calculate benefit obligation:
Discount rate	4.50%	4.25%	4.50%
Wage inflation rate	4.00%	4.00%	4.00%
Health care cost trend rates:
Health care cost trend rate assumed for next year	7.70%	8.10%	8.60%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2025	2025	2025

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years. The total estimated cost to be recognized from AOCI into net periodic benefit cost over the next fiscal year is $153.

The assumed health care cost trend rate has a significant effect on the amounts reported. The impact of a one-percentage point change in assumed health care rates would have the following effects:

	January 31, 2014
	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost components	$145	$(107)
Effect on accumulated postretirement benefit obligation	$1,542	$(1,198)

NOTE 8	WARRANTIES

Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2014	2013	2012
Beginning balance	$1,888	$1,699	$1,437
Acquired	—	—	192
Accrual for warranties	4,561	2,968	3,010
Settlements made (in cash or in kind)	(3,924)	(2,779)	(2,940)
Ending balance	$2,525	$1,888	$1,699

# 44

(Dollars in thousands, except per-share amounts)

NOTE 9	INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2014	2013	2012
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal tax benefit	1.5	1.6	1.0
Tax benefit on qualified production activities	(2.9)	(3.2)	(2.4)
Tax credit for research activities	(1.2)	(0.9)	(0.7)
Other, net	0.2	(0.2)	0.2
	32.6%	32.3%	33.1%

Significant components of the Company's income tax provision were as follows:

	For the years ended January 31,
	2014	2013	2012
Income taxes:
Currently payable	$20,098	$26,894	$19,705
Deferred expense (benefit)	623	(1,803)	5,358
	$20,721	$25,091	$25,063

Deferred Tax Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2014	2013	2012
Current deferred tax assets:
Accounts receivable	$111	$70	$58
Inventories	583	507	452
Accrued vacation	1,032	1,118	1,248
Insurance obligations	567	576	559
Warranty obligations	898	661	595
Other accrued liabilities	181	175	387
	3,372	3,107	3,299

Non-current deferred tax assets (liabilities):
Postretirement benefits	2,799	2,826	2,571
Depreciation and amortization	(11,522)	(9,114)	(9,673)
Uncertain tax positions	2,219	1,969	1,673
Share-based compensation	2,309	1,613	981
Other	669	253	(70)
	(3,526)	(2,453)	(4,518)
Net deferred tax (liability) asset	$(154)	$654	$(1,219)

Pre-tax book income for the U.S. companies and the Canadian subsidiary was $62,996 and $481, respectively. As of January 31, 2014, undistributed earnings of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

# 45

(Dollars in thousands, except per-share amounts)

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2014	2013	2012
Gross unrecognized tax benefits at beginning of year	$4,213	$3,567	$3,112
Increases in tax positions related to the current year	795	993	699
Decreases as a result of lapses in applicable statutes of limitation	(348)	(347)	(244)
Gross unrecognized tax benefits at end of year	$4,660	$4,213	$3,567

During the fiscal year ended January 31, 2014, the only change to uncertain tax positions related to prior years resulted from the lapse of applicable statutes of limitation. The total unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate were $3,029, $2,738 and $2,318 as of January 31, 2014, January 31, 2013 and January 31, 2012, respectively.
The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2014, January 31, 2013 and January 31, 2012, accrued interest and penalties were $1,897, $1,605 and $1,379, respectively.

The Company files tax returns, including returns for its subsidiaries, with various federal, state and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2014, federal tax returns filed in the U.S., Canada and Switzerland for fiscal years ended January 31, 2009 through January 31, 2013 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2006 through January 31, 2013 remain subject to examination by state and local tax authorities.

NOTE 10	FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 with a maturity date of November 30, 2014, bearing interest at 1.5% above the daily one-month London Inter-Bank Market Rate. Letters of credit totaling $850 have been issued under the line, primarily to support self-insured workers' compensation bonding requirements. No borrowings were outstanding as of January 31, 2014, 2013 and 2012 and $9,650 was available at January 31, 2014. There have been no borrowings under the credit line with Wells Fargo in the last three fiscal years.

In addition to providing the line of credit, Wells Fargo holds the majority of Raven's cash and cash equivalents. One member of the Company's Board of Directors is also on the Board of Directors of Wells Fargo & Company, the parent company of Wells Fargo.

Raven assumed a revolving line of credit, in the amount of $2,869 as part of the Vista acquisition. The outstanding balance on this line of credit was paid and subsequently closed in January 2012. No additional borrowings were made under this line of credit prior to its being closed.

The Company leases certain vehicles, equipment and facilities under operating leases. Total rent and lease expense was $2,395, $2,095 and $759 in fiscal 2014, 2013 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

	2015	2016	2017	2018	2019	Thereafter
Minimum lease payments	$1,455	$1,161	$287	$201	$80	$160

# 46

(Dollars in thousands, except per-share amounts)

NOTE 11	SHARE-BASED COMPENSATION

At January 31, 2014, Raven had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2014	2013	2012
Share-based compensation cost	$4,198	$3,075	$1,922
Tax benefit	1,460	1,057	547

Share-based compensation cost capitalized as part of inventory is not significant.

Equity Compensation Plans
The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (RSUs) and performance awards to be granted under the Amended and Restated 2010 Stock Incentive Plan (the Plan) which was approved by shareholders on May 22, 2012. The aggregate number of shares initially available for which options may be granted under the Plan was 2,000,000. As of January 31, 2014, the number of shares available for grant under the Plan was 900,761. Option exercises under the Plan are settled in newly issued common shares.

The Plan is administered by the Personnel and Compensation Committee of the Board of Directors (the Committee), consisting of two or more independent directors of the Company. Subject to the provisions set forth in the Plan, all of the members of the Committee shall be non-employee members of the Board of Directors. The Committee determines the option exercise prices. The term of each grant is determined by the Committee. The Committee may accelerate the exercisability of awards under the Plan or extend the term of such awards to the extent allowed by the Plan to a maximum term of ten years. Two types of awards were granted under the Plan in fiscal 2014.

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

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	For the years ended January 31,
	2014	2013	2012
Risk-free interest rate	0.59%	0.86%	0.67%
Expected dividend yield	1.46%	1.33%	1.20%
Expected volatility factor	41.39%	49.62%	51.44%
Expected option term (in years)	3.75	3.75	4.00

Weighted average grant date fair value	$9.34	$10.92	$11.05

# 47

(Dollars in thousands, except per-share amounts)

Outstanding stock options as of January 31, 2014 and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2013	910,629	$23.36
Granted	198,900	32.85
Exercised	(158,971)	14.28
Forfeited	(4,425)	23.34
Expired	—	—
Outstanding, January 31, 2014	946,133	$26.88	$10,003	2.63

Outstanding exercisable, January 31, 2014	439,783	$23.06	$6,327	1.93

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $3,019, $2,573 and $2,362 during the years ended January 31, 2014, 2013 and 2012, respectively. As of January 31, 2014, the total unrecognized compensation cost for non-vested awards was $3,216, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.27 years.

Restricted Stock Unit Awards
The Company granted 25,540 time-vested RSUs to employees during the year ended January 31, 2014. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

Activity for time-vested RSUs under the Plan in fiscal 2014 was as follows:

	Number of restricted stock units	Weighted average grant date fair value
Outstanding, January 31, 2013	20,640	$31.66
Granted	25,540	32.85
Vested	—	—
Forfeited	(2,820)	32.24
Outstanding, January 31, 2014	43,360	$32.32

Cumulative dividends, January 31, 2014	903

The Company also granted performance-based RSUs during the year ended January 31, 2014. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Dividends are cumulatively earned on performance-based RSUs over the vesting period.

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

# 48

(Dollars in thousands, except per-share amounts)

Activity for performance-based RSUs under the Plan in fiscal 2014 was as follows:

	Number of restricted stock units expected to vest	Weighted average grant date fair value
Outstanding, January 31, 2013	66,233	$31.66
Granted	56,222	32.85
Vested	—	—
Forfeited	(562)	31.66
Performance-based adjustment	14,042	32.85
Outstanding, January 31, 2014	135,935	$32.27

Cumulative dividends, January 31, 2014	2,234

As of January 31, 2014, the total unrecognized compensation cost for nonvested RSU awards was $3,169 net of the effect for estimated forfeitures. This amount is expected to be recognized over a weighted average period of 1.82 years.

Deferred Stock Compensation Plan for Directors
The Company reserves 100,000 shares of its common stock for issuance to certain members of its Board of Directors under the Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. (the Director Plan). The Director Plan is administered by the Personnel and Compensation Committee of the Board of Directors. Under the Director Plan, any non-employee director receives a grant of a number of stock units as deferred compensation to be converted into common stock after retirement from the Board of Directors and may elect to have a specified percentage of their annual retainer converted to stock units. Under the Director Plan, a stock unit is the right to receive one share of the Company's common stock as deferred compensation, to be distributed from an account established by the Company in the name of the non-employee director. Stock units have the same value as a share of common stock but cannot be sold. Stock units are a component of the Company's equity.

Stock units granted under the Director Plan vest immediately and are expensed at the date of grant. When dividends are paid on the Company's common shares, stock units are added to the directors' balances and a corresponding amount is removed from retained earnings. The intrinsic value of a stock unit is the fair value of the underlying shares.

Outstanding stock units as of January 31, 2014 and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2013	57,186	$26.93
Granted	7,700	31.17
Deferred retainers	5,774	31.17
Dividends	958	33.89
Outstanding, January 31, 2014	71,618	$37.45

NOTE 12	NET INCOME PER SHARE
Basic net income per share is computed by dividing net income by the weighted average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding (which includes the shares issuable upon exercise of employee stock options, net of shares assumed purchased with the option proceeds), stock units and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. For fiscal 2014, 2013 and 2012, 577,213, 397,600 and 67,900 options, respectively, were excluded from the diluted net income per-share calculation.

# 49

(Dollars in thousands, except per-share amounts)

Details of the computation are presented below:

	For the years ended January 31,
	2014	2013	2012
Numerator:
Net income attributable to Raven Industries, Inc.	$42,903	$52,545	$50,569

Denominator:
Weighted average common shares outstanding	36,379,356	36,290,329	36,182,042
Weighted average stock units outstanding	67,724	54,929	52,448
Denominator for basic calculation	36,447,080	36,345,258	36,234,490

Weighted average common shares outstanding	36,379,356	36,290,329	36,182,042
Weighted average stock units outstanding	67,724	54,929	52,448
Dilutive impact of stock options and RSUs	198,295	188,166	218,730
Denominator for diluted calculation	36,645,375	36,533,424	36,453,220

Net income per share - basic	$1.18	$1.45	$1.40
Net income per share - diluted	$1.17	$1.44	$1.39

NOTE 13	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

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

Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, save time and improve farm yields around the world.  Their product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring and planter and seeder controls, harvest controls, motor controls and an integrated RTK and information platform called Slingshot. Applied Technology services include high-speed, in-field internet connectivity and cloud-based data management.

Raven's Engineered Films Division manufactures high-performance plastic films and sheeting for major markets throughout the United States and abroad. An important part of this business is highly technical, engineered geomembrane films that protect environmental resources through containment linings and coverings for energy, agriculture, construction and industrial markets.

Aerostar designs and manufactures proprietary products including high-altitude balloons, tethered aerostats and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications and situational awareness to government and commercial customers. Aerostar also produces products such as military parachutes, uniforms and protective wear as a contract manufacturing services provider as well as being a total solutions provider of electronics manufacturing services.
Through Vista and AIS, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government. Vista positions the Company to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista products and services enhance Aerostar’s tethered aerostat security solutions.
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

# 50

(Dollars in thousands, except per-share amounts)

Business segment information is as follows:
	For the years ended January 31,
	2014	2013	2012
APPLIED TECHNOLOGY DIVISION
Sales	$170,461	$171,778	$145,261
Operating income	57,000	59,590	49,750
Assets	93,395	84,224	73,872
Capital expenditures	9,324	10,780	11,971
Depreciation and amortization	4,332	3,874	2,571
ENGINEERED FILMS DIVISION
Sales	$147,620	$141,976	$133,481
Operating income	18,154	25,115	21,501
Assets	71,602	65,801	65,100
Capital expenditures	6,681	11,539	10,937
Depreciation and amortization	5,808	5,814	4,313
AEROSTAR DIVISION
Sales	$90,605	$102,051	$107,811
Operating income	7,816	10,341	18,308
Assets	63,017	60,689	72,089
Capital expenditures	7,507	2,081	4,105
Depreciation and amortization	2,616	2,272	1,684
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(386)	$(974)	$(460)
Engineered Films Division	(505)	(124)	(193)
Aerostar Division	(13,118)	(8,532)	(4,389)
Operating income	(111)	(61)	(188)
Assets	(311)	(347)	(286)
REPORTABLE SEGMENTS TOTAL
Sales	$394,677	$406,175	$381,511
Operating income	82,859	94,985	89,371
Assets	227,703	210,367	210,775
Capital expenditures	23,512	24,400	27,013
Depreciation and amortization	12,756	11,960	8,568
CORPORATE & OTHER(a)
Operating (loss) from administrative expenses	$(18,865)	$(17,293)	$(13,730)
Assets	74,116	62,843	34,928
Capital expenditures	7,189	5,275	2,002
Depreciation and amortization	1,439	1,138	700
TOTAL COMPANY
Sales	$394,677	$406,175	$381,511
Operating income	63,994	77,692	75,641
Assets	301,819	273,210	245,703
Capital expenditures	30,701	29,675	29,015
Depreciation and amortization	14,195	13,098	9,268
(a) Assets are principally cash, investments, deferred taxes and other receivables.

Sales to a customer of the Engineered Films segment accounted for 13% and 11% of consolidated sales in fiscal years 2014 and 2013, respectively and accounted for 2% and 3% of consolidated accounts receivable at January 31, 2014 and January 31, 2013, respectively.

For fiscal 2012, one customer of the Aerostar segment and one customer of the Engineered Films segment each accounted for 10% of consolidated sales. These customers comprised 10% and 1%, respectively, of consolidated accounts receivable at January 31, 2012.

# 51

(Dollars in thousands, except per-share amounts)

Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2014	2013	2012
Canada	$16,141	$20,640	$15,237
South America	22,090	14,984	12,360
Other foreign sales	7,662	13,630	11,312
Total foreign sales	45,893	49,254	38,909
United States	348,784	356,921	342,602
	$394,677	$406,175	$381,511

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

As of January 31, 2014, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of January 31, 2014.

Management's Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included management’s assessment of the design and effectiveness of its internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2014. Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned “Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

# 52

PART III

ITEMS 10, 11, 12, 13 and 14.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company's 2014 Annual Meeting of Shareholders. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

# 53

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

# 54

Exhibit Number	Description

2(a)
Stock Purchase Agreement, dated as of December 30, 2011, by and between Aerostar International, Inc. and Vista Applied Technologies Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed January 6, 2012).

3(a)
Articles of Incorporation of Raven Industries, Inc. and all amendments thereto (incorporated herein by reference to the corresponding exhibit of the Company's 10-K for the year ended January 31, 1989).

3(b)	Amended and Restated Bylaws of Raven Industries (incorporated herein by reference to Exhibit B of the Company's definitive Proxy Statement filed April 12, 2012).

4(a)
Raven Industries Inc. Amended and Restated 2010 Stock Incentive Plan filed on June, 11, 2012 as Exhibit 4.1 to Raven Industries, Inc. Registration Statement on Form S-8, and incorporated herein by reference).

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus dated as of February 1, 2009 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed February 1, 2009). †

10(c)	Employment Agreement between Raven Industries, Inc. and Lon E. Stroschein dated as of October 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company's 8-K filed October 1, 2010). †

10(d)
Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed February 1, 2012). †

10(e)
Employment Agreement between Raven Industries, Inc. and Thomas Iacarella dated as of February 1, 2004 (incorporated herein by reference to the corresponding exhibit number of the Company's 10-K for the year ended January 31, 2004). †

10(f)
Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Executive Officers: Daniel A. Rykhus and Thomas Iacarella (incorporated herein by reference to the corresponding exhibit number of the Company's 10-K filed March 31, 2011). †

10(g)
Change in Control Agreement between Raven Industries, Inc. and each of the following officers and key employees: Daniel A. Rykhus and Thomas Iacarella, dated as of January 31, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed December 17, 2007). †

10(h)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated herein by reference to Exhibit A to the Company's definitive Proxy Statement filed April 19, 2000).†

10(i)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed May 24, 2007). †

10(j)	Employment Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed February 2, 2010). †

10(k)
Change in Control Agreement between Raven Industries, Inc. and Matthew T. Burkhart dated February 1, 2010 (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed February 2, 2010). †

10(l)	Change in Control Agreement between Raven Industries, Inc. and Lon E. Stroschein dated October 1, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company's 8-K filed October 1, 2010). †

10(m)
Schedule A to Employment Agreements between Raven Industries, Inc. and each of the following Senior Managers: Matthew T. Burkhart, Anthony D. Schmidt and Lon E. Stroschein (incorporated herein by reference to the corresponding exhibit number of the Company's 10-K filed March 31, 2011). †

10(n)
Change in Control Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed February 1, 2012). †

10(o)	Employment Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed April 20, 2012). †

10(p)	Schedule A to Employment Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed April 20, 2012). †

10(q)	Change in Control Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed April 20, 2012). †

10(r)	Employment Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's 10-K filed March 29, 2013). †

10(s)
Schedule A to Employment Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012(incorporated herein by reference to Exhibit 10.2 of the Company's 10-K filed March 29, 2013). †

10(t)
Change in Control Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012 (incorporated herein by reference to Exhibit 10.3 of the Company's 10-K filed March 29, 2013). †

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

# 55

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

# 56

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. RYKHUS	/s/ MARK E. GRIFFIN
Daniel A. Rykhus	Mark E. Griffin
President and Chief Executive Officer	Director
(principal executive officer) and Director

/s/ THOMAS IACARELLA	/s/ KEVIN T. KIRBY
Thomas Iacarella	Kevin T. Kirby
Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

/s/ THOMAS S. EVERIST	/s/ MARC E. LEBARON
Thomas S. Everist	Marc E. LeBaron
Chairman of the Board	Director

/s/ JASON M. ANDRINGA	/s/ CYNTHIA H. MILLIGAN
Jason M. Andringa	Cynthia H. Milligan
Director	Director

Date: March 31, 2014

# 57

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2014, 2013 and 2012
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2014	$205	$129	$—	$15	$319
Year ended January 31, 2013	$170	$355	$—	$320	$205
Year ended January 31, 2012	$300	$(91)	$—	$39	$170

Note:

(1)	Represents uncollectable accounts receivable written off during the year, net of recoveries.

# 58