Form 10-Q
period 2014-04-30
RAVEN INDUSTRIES INC
filed 2014-05-29
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 27, 2014 there were 36,430,220 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	April 30, 2014	January 31, 2014	April 30, 2013
ASSETS
Current assets
Cash and cash equivalents	$63,402	$52,987	$51,105
Short-term investments	250	250	—
Accounts receivable, net	55,255	54,643	59,238
Inventories	55,066	54,865	49,031
Deferred income taxes	3,410	3,372	3,246
Other current assets	4,115	3,288	3,591
Total current assets	181,498	169,405	166,211

Property, plant and equipment, net	96,745	98,076	86,099
Goodwill	22,274	22,274	22,274
Amortizable intangible assets, net	7,808	8,156	8,606
Other assets, net	3,752	3,908	4,144
TOTAL ASSETS	$312,077	$301,819	$287,334

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,294	$12,324	$13,923
Accrued liabilities	20,651	16,248	21,732
Customer advances	1,489	1,247	1,000
Total current liabilities	33,434	29,819	36,655

Other liabilities	19,399	20,538	18,787

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,326; 65,318; and 65,240, respectively	65,326	65,318	65,240
Paid-in capital	11,603	10,556	6,729
Retained earnings	237,662	231,029	215,312
Accumulated other comprehensive loss	(2,081)	(2,179)	(2,119)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	259,148	251,362	231,800
Noncontrolling interest	96	100	92
Total shareholders' equity	259,244	251,462	231,892
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$312,077	$301,819	$287,334

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Dollars in thousands, except per-share data)	April 30, 2014	April 30, 2013
Net sales	$102,510	$103,680
Cost of sales	70,744	68,764
Gross profit	31,766	34,916

Research and development expenses	4,972	4,236
Selling, general and administrative expenses	10,262	9,746
Operating income	16,532	20,934

Other (expense), net	(79)	(198)
Income before income taxes	16,453	20,736

Income taxes	5,419	6,742
Net income	11,034	13,994

Net (loss) attributable to the noncontrolling interest	(4)	(9)

Net income attributable to Raven Industries, Inc.	$11,038	$14,003

Net income per common share:
─ Basic	$0.30	$0.38
─ Diluted	$0.30	$0.38

Cash dividends paid per common share	$0.12	$0.12

Comprehensive income:
Net income	$11,034	$13,994

Other comprehensive income (loss), net of tax:
Foreign currency translation	74	(54)
Postretirement benefits, net of income tax benefit of $14 and $16, respectively	24	30
Other comprehensive income (loss), net of tax	98	(24)

Comprehensive income	11,132	13,970

Comprehensive (loss) attributable to noncontrolling interest	(4)	(9)

Comprehensive income attributable to Raven Industries, Inc.	$11,136	$13,979

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2013	$65,223	$5,885	(28,897)	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income (loss)	—	—	—	—	14,003	—	14,003	(9)	13,994
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(54)	(54)	—	(54)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $16	—	—	—	—	—	30	30	—	30
Cash dividends ($0.12 per share)	—	25	—	—	(4,386)	—	(4,361)	—	(4,361)
Stock surrendered upon exercise of stock options	(19)	(580)	—	—	—	—	(599)	—	(599)
Employees' stock options exercised	36	426	—	—	—	—	462	—	462
Share-based compensation	—	829	—	—	—	—	829	—	829
Tax benefit from exercise of stock options	—	144	—	—	—	—	144	—	144
Balance April 30, 2013	$65,240	$6,729	(28,897)	$(53,362)	$215,312	$(2,119)	$231,800	$92	$231,892

Balance January 31, 2014	$65,318	$10,556	(28,897)	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income (loss)	—	—	—	—	11,038	—	11,038	(4)	11,034
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	74	74	—	74
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $14	—	—	—	—	—	24	24	—	24
Cash dividends ($0.12 per share)	—	34	—	—	(4,405)	—	(4,371)	—	(4,371)
Stock surrendered upon exercise of stock options	(4)	(155)	—	—	—	—	(159)	—	(159)
Employees' stock options exercised	12	177	—	—	—	—	189	—	189
Share-based compensation	—	991	—	—	—	—	991	—	991
Balance April 30, 2014	$65,326	$11,603	(28,897)	$(53,362)	$237,662	$(2,081)	$259,148	$96	$259,244

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in thousands)	April 30, 2014	April 30, 2013
OPERATING ACTIVITIES:
Net income	$11,034	$13,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	3,170
Change in fair value of acquisition-related contingent consideration	155	139
Loss from equity investment	19	25
Deferred income taxes	(1,046)	(133)
Share-based compensation expense	991	829
Change in operating assets and liabilities:
Accounts receivable	(579)	(2,973)
Inventories	(188)	(2,852)
Prepaid expense and other assets	(1,947)	(1,870)
Operating liabilities	5,613	4,558
Other operating activities, net	11	12
Net cash provided by operating activities	18,178	14,899

INVESTING ACTIVITIES:
Capital expenditures	(2,900)	(8,149)
Other investing activities, net	(112)	(263)
Net cash used in investing activities	(3,012)	(8,412)

FINANCING ACTIVITIES:
Dividends paid	(4,371)	(4,361)
Payments of acquisition-related contingent liability	(454)	(353)
Other financing activities, net	30	7
Net cash used in financing activities	(4,795)	(4,707)

Effect of exchange rate changes on cash	44	(28)

Net increase in cash and cash equivalents	10,415	1,752
Cash and cash equivalents at beginning of year	52,987	49,353
Cash and cash equivalents at end of period	$63,402	$51,105

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015. The January 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended
	April 30, 2014	April 30, 2013
Anti-dilutive options and restricted stock units	257,216	600,457

#7

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2014	April 30, 2013
Numerator:
Net income attributable to Raven Industries, Inc.	$11,038	$14,003

Denominator:
Weighted average common shares outstanding	36,425,706	36,335,870
Weighted average stock units outstanding	71,711	57,255
Denominator for basic calculation	36,497,417	36,393,125

Weighted average common shares outstanding	36,425,706	36,335,870
Weighted average stock units outstanding	71,711	57,255
Dilutive impact of stock options and restricted stock units	230,906	198,322
Denominator for diluted calculation	36,728,323	36,591,447

Net income per share - basic	$0.30	$0.38
Net income per share - diluted	$0.30	$0.38

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2014	January 31, 2014	April 30, 2013
Accounts receivable, net:
Trade accounts	$55,574	$54,962	$59,443
Allowance for doubtful accounts	(319)	(319)	(205)
	$55,255	$54,643	$59,238
Inventories:
Finished goods	$6,995	$7,232	$8,533
In process	1,822	2,131	2,673
Materials	46,249	45,502	37,825
	$55,066	$54,865	$49,031
Property, plant and equipment, net:
Property, plant and equipment	$184,861	$182,700	$164,180
Accumulated depreciation	(88,116)	(84,624)	(78,081)
	$96,745	$98,076	$86,099
Accrued liabilities:
Salaries and benefits	$2,446	$1,858	$2,814
Vacation	3,981	3,700	4,384
401(k) contributions	353	727	319
Insurance obligations	2,359	2,428	2,458
Warranties	2,654	2,525	1,990
Acquisition-related contingent liabilities	628	890	845
Taxes - accrued and withheld	6,735	1,743	7,774
Other	1,495	2,377	1,148
	$20,651	$16,248	$21,732
Other liabilities:
Postretirement benefits	$8,068	$7,998	$8,120
Acquisition-related contingent consideration	2,056	2,457	2,076
Deferred income taxes	2,531	3,526	2,475
Uncertain tax positions	6,744	6,557	6,116
	$19,399	$20,538	$18,787

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Subsequent to the close of the fiscal 2015 first quarter, Raven acquired SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG). In a transaction that closed on May 1, 2014, Raven paid $5,000 with the potential for up to $2,500 in additional earn-out payments over the next 10 years. SBG currently has operations in the Netherlands just outside of Amsterdam and at Navtronics in Geel, Belgium. The acquisition broadens Applied Technology Division's guided steering system product line by adding high-accuracy implement steering applications. Additionally, SBG's headquarters will become the new home office for Raven in Europe, expanding the Company's global presence and reach into key European markets.

The initial accounting and fair value assessment of this acquisition was not complete as of the date of filing of this Quarterly Report on Form 10-Q. This acquisition is not expected to have a material impact on Raven's fiscal 2015 results.

#9

(Dollars in thousands, except per-share amounts)

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2014	April 30, 2013
Service cost	$49	$50
Interest cost	91	87
Amortization of actuarial losses	38	46
Net periodic benefit cost	$178	$183

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

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2014	April 30, 2013
Beginning balance	$2,525	$1,888
Accrual for warranties	741	864
Settlements made (in cash or in kind)	(612)	(762)
Ending balance	$2,654	$1,990

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. providing a line of credit of $10,500 with a maturity date of November 30, 2014, bearing interest at 1.50% above the daily one-month London Inter-bank Market Rate. Letters of credit totaling $850 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. No other borrowings were outstanding as of April 30, 2014, January 31, 2014 or April 30, 2013, and $9,650 was available at April 30, 2014.

(9) DIVIDENDS

Dividends paid during the three months ended April 30, 2014 were $4,371, or 12.0 cents per share. Dividends paid during the three months ended April 30, 2013 were $4,361, or 12.0 cents per share.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the three months ended April 30, 2014 and April 30, 2013.

Stock Option Awards
The Company granted 194,900 and 198,900 non-qualified stock options during the three-month periods ended April 30, 2014 and April 30, 2013, respectively. Options are granted with exercise prices not less than market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

#10

(Dollars in thousands, except per-share amounts)

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Three Months Ended
	April 30, 2014	April 30, 2013
Risk-free interest rate	1.32%	0.59%
Expected dividend yield	1.53%	1.46%
Expected volatility factor	38.65%	41.39%
Expected option term (in years)	4	3.75

Weighted average grant date fair value	$9.18	$9.34

Restricted Stock Unit Awards (RSUs)
The Company granted 19,040 and 25,540 time-vested RSUs to employees in the three-month periods ended April 30, 2014 and 2013, respectively. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value per share of the time-vested RSUs granted during the three months ended April 30, 2014 and 2013 was $32.75 and $32.85, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the three-month periods ended April 30, 2014 and 2013. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2015 grant is based on return on equity (ROE), which is defined as net income divided by beginning shareholders' equity. The target award for the fiscal 2014 grant is based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE or ROS target over the three-year performance period. The estimated ROE performance used for fiscal 2015 grant and the estimated ROS used for fiscal 2014 grant to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the three-month periods ended April 30, 2014 and 2013, the Company granted 54,490 and 56,222 performance-based RSUs, respectively. The grant date fair value per share of these performance-based RSUs was $32.75 and $32.85, respectively.

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

#11

(Dollars in thousands, except per-share amounts)

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2014	April 30, 2013
Net sales
Applied Technology Division	$46,288	$51,181
Engineered Films Division	42,207	34,493
Aerostar Division	17,665	21,715
Intersegment eliminations (a)	(3,650)	(3,709)
Consolidated net sales	$102,510	$103,680

Operating income
Applied Technology Division	$15,856	$19,157
Engineered Films Division	5,863	4,754
Aerostar Division	11	1,806
Intersegment eliminations (a)	62	(21)
Total reportable segment income	21,792	25,696
Administrative and general expenses	(5,260)	(4,762)
Consolidated operating income	$16,532	$20,934
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the three months ended April 30, 2014 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08) changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business that qualifies as held for sale upon acquisition should be reported as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

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

#12

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended January 31, 2014. There have been no material changes to the Company's critical accounting policies discussed therein.

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction and situational awareness markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division, Engineered Films Division and Aerostar Division. While each segment has distinct characteristics, the products and technologies are largely extensions of durable competitive advantages rooted in the original research balloon business. As strategic actions have changed the Company’s business over the last several years, Raven has remained committed to providing high-quality, high-value products. The Company’s performance reflects our ongoing adjustment to conditions and opportunities.

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

#13

Results of Operations
Consolidated financial highlights for the three months ended April 30 of fiscal 2015 and fiscal 2014 include the following:

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2014	April 30, 2013	% Change
Net sales	$102,510	$103,680	(1)%
Gross profit	31,766	34,916	(9)%
Gross margins(a)	31.0%	33.7%
Operating income	$16,532	$20,934	(21)%
Operating margins	16.1%	20.2%
Net income attributable to Raven Industries, Inc.	$11,038	$14,003	(21)%
Diluted earnings per share	$0.30	$0.38

Operating cash flow	$18,178	$14,899
Capital expenditures	$(2,900)	$(8,149)
Cash dividends	$(4,371)	$(4,361)

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net sales for the three months ended April 30, 2014 were down 1% to $102.5 million from $103.7 million in the prior-year comparative period. Engineered Films posted strong double-digit sales increases compared with a year ago while Applied Technology and Aerostar experienced double-digit sales declines.
First quarter net income attributable to Raven declined 21% to $11.0 million, or $0.30 per diluted share, compared to fiscal 2014 first quarter net income of $14.0 million, or $0.38 per diluted share. Higher profits in Engineered Films were offset by lower profits in Applied Technology and Aerostar.
Applied Technology
First quarter fiscal 2015 net sales were $46.3 million, down $4.9 million, or 10%, as compared to the prior-year period and operating income decreased $3.3 million, or 17%, to $15.9 million for the same comparative period. The sales decline reflects the weakness in the North American precision agriculture market. Lower operating income is primarily the result of the sales decline.

Engineered Films
For the fiscal 2015 first quarter, net sales grew $7.7 million, or 22%, to $42.2 million as compared to $34.5 million in the first quarter of last year. First quarter operating income improved 23% year-over-year to $5.9 million. For the fiscal 2015 first quarter, higher volumes contributed to the overall net sales. Higher sales of barrier films for specific agriculture applications, and energy, construction and industrial film sales drove first-quarter results. Operating income rose during the quarter, despite higher resin costs compared to a year ago.

Aerostar
Fiscal 2015 first quarter net sales were $17.7 million compared to $21.7 million in the previous year's first quarter, a $4.1 million decrease. Operating income declined $1.8 million to break-even results in the first quarter of fiscal 2015. The net sales decrease was due primarily to a shift away from Aerostar's contract manufacturing business. Increased sales of lighter-than-air products and Vista radar system sales partially offset these expected decreases. The lower volume of contract manufacturing revenues and spending for growth projects like Project Loon and international aerostat opportunities were the main drivers of the operating income declines.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

#14

	Three Months Ended
(dollars in thousands)	April 30, 2014	April 30, 2013	$ Change	% Change
Net sales	$46,288	$51,181	$(4,893)	(10)%
Gross profit	21,588	24,783	(3,195)	(13)%
Gross margins	46.6%	48.4%
Operating expenses	$5,732	$5,626	$106	2%
Operating expenses as % of sales	12.4%	11.0%
Operating income	$15,856	$19,157	$(3,301)	(17)%
Operating margins	34.3%	37.4%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. With the world’s population growing toward nine billion and income growth in emerging economies, demand for food continues to increase and global market fundamentals remain healthy. Continued softness in the North American agriculture market put pressure on Applied Technology through the fiscal first quarter although original equipment manufacturer (OEM) demand continued to rise for certain key products, including advanced field computers, planter and seeder controls and harvest controls. Growth in international markets has moderated in some areas of the world while there is strength in others. The Company continues to invest in growth internationally for the long term. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs.

•
Sales volume. First quarter fiscal 2015 net sales decreased $4.9 million, or 10%, to $46.3 million compared to $51.2 million in the prior year first quarter. The sales decline reflects lower international sales, weakness in the North American precision agriculture equipment market and the anticipated $1.9 million decline of non-strategic legacy customers from the Company's former Electronic Services Division.

•
International sales. For the three-month period, international sales totaled $9.5 million, a decrease of $4.2 million, or 31%, compared to $13.7 million in the prior year three-month period. International sales represented 20% of segment revenue for the quarter compared to 27% in the prior year comparative period. Timing of international OEM deliveries in South America and lower demand in Canada were the primary drivers of the decline.

•
Gross margins. Gross margins decreased to 46.6% for the three months ended April 30, 2014 from 48.4% for the three months ended April 30, 2013, primarily due to lower sales volume and related unfavorable overhead absorption.

•
Operating expenses. First quarter operating expense as a percentage of net sales was 12.4%, up from 11.0% in the prior year first quarter. While spending was virtually flat, the current quarter percentage was impacted by lower sales volumes period-over-period.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended
(dollars in thousands)	April 30, 2014	April 30, 2013	$ Change	% Change
Net sales	$42,207	$34,493	$7,714	22%
Gross profit	7,201	6,383	818	13%
Gross margins	17.1%	18.5%
Operating expenses	$1,338	$1,629	$(291)	(18)%
Operating expenses as % of sales	3.2%	4.7%
Operating income	$5,863	$4,754	$1,109	23%
Operating margins	13.9%	13.8%

#15

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Despite the overall slowness in the broader agriculture market, demand has continued to strengthen for agriculture barrier films used in high-value crop production. The addition of new extrusion capacity in fiscal 2014 was a key factor in meeting demand for these high-tech films. Improving demand for pit liners in our energy market beginning in the second half of fiscal 2014 has continued into fiscal 2015. Environmental and water conservation projects impact demand for the division's containment liners in the geomembrane market.

•
Sales volume and selling prices. Fiscal 2015 first quarter net sales were up 22% to $42.2 million compared to prior year first quarter net sales of $34.5 million. Sales volume (as measured by pounds shipped), fueled by sales of fumigation and silage films in the agriculture market, was up about 14% as compared to the prior year quarter. While agriculture and construction market sales were the main drivers of the increase, energy market sales continued the upward trend that began in the second half of fiscal 2014. For the three-month period, selling prices were up approximately 6% compared to the prior year period.

•
Gross margins. For the three-month period, margins decreased 1.4 percentage points from the prior year first quarter as a result of higher resin costs and pricing pressure. Despite this decrease, current quarter gross margins are higher than any of the three previous quarters as a result of overall selling prices rising and higher sales into the more profitable agriculture markets.

•
Operating expenses. Fiscal 2015 first quarter operating expense as a percentage of net sales was 3.2% compared to 4.7% in the prior year three-month period. In addition to the sales increase, reduced spending improved the percentages.

Aerostar
Aerostar designs and manufactures proprietary products including high-altitude balloons, tethered aerostats and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications and situational awareness to government and commercial customers. Aerostar has historically produced products such as military parachutes, uniforms and protective wear as a contract manufacturing services provider as well as being a total solutions provider of electronics manufacturing services. These contract businesses have been declining as Aerostar emphasizes proprietary products.
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

	Three Months Ended
(dollars in thousands)	April 30, 2014	April 30, 2013	$ Change	% Change
Net sales	$17,665	$21,715	$(4,050)	(19)%
Gross profit	2,915	3,771	(856)	(23)%
Gross margins	16.5%	17.4%
Operating expenses	$2,904	$1,965	$939	48%
Operating expenses as % of sales	16.4%	9.0%
Operating income	$11	$1,806	$(1,795)	(99)%
Operating margins	0.1%	8.3%

#16

The following factors were the primary drivers of the year-over-year changes for the three-month period:

•
Market conditions. Certain of Aerostar's markets are subject to significant variability due to U.S. federal spending. Uncertainty and sluggish demand in these markets continued into fiscal 2015. As such, Aerostar’s planned growth strategy emphasizes proprietary products over contract manufacturing and continued planned declines in contract manufacturing will occur in these markets in fiscal 2015 as Aerostar focuses on proprietary technology opportunities, including advanced radar systems, high-altitude balloons and aerostats to international markets. Aerostar is pioneering leading-edge applications of its high-altitude balloons in collaboration with Google on Project Loon, a pilot program to provide high-speed wireless Internet accessibility to rural, remote and underserved areas of the world. While still in its early stages, this program positions Aerostar for significant growth potential, albeit with a higher risk of uncertainty.

•
Sales volumes. Current fiscal quarter net sales declined 19% to $17.7 million from $21.7 million in the prior year. The drivers of this decline were lower sales of parachutes and the planned reduction of contract manufacturing business. These decreases were partially offset by revenues for Project Loon and higher Vista product revenues.

•
Operating expenses. First quarter fiscal 2015 operating expense was $2.9 million, or 16.4% of net sales as compared to 9.0% of net sales in the first quarter of fiscal 2014. Increased R&D spending associated with Project Loon and Vista radar solutions as well as business development costs associated with international aerostat opportunities over lower sales volumes drove the percentage higher in the current year.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2014	April 30, 2013
Administrative expenses	$5,260	$4,762
Administrative expenses as a % of sales	5.1%	4.6%
Other (expense), net	$(79)	$(198)
Effective tax rate	32.9%	32.5%

Administrative expenses for the three-month period ended April 30, 2014 increased $0.5 million compared to the three-month period ended April 30, 2013. This 10% increase reflects higher depreciation charges associated with the substantially complete renovation of the Company's headquarters and expenses related to the acquisition of SBG Innovatie BV and Navtronics BVBA as described in Note 5. Acquisitions of Investments in Business and Technology of the Notes to Consolidated Financial Statements in Item 1. of this Quarterly Report on Form 10-Q.

Other (expense), net consists mainly of activity related to the Company's equity investment, interest income and foreign currency transaction gains or losses.

The effective tax rate of 32.9% for the three months ended April 30, 2014 was higher than the prior year comparative period effective tax rate as the prior year was favorably impacted by tax benefits associated with the U.S. research and development tax credit. These credits expired on January 1, 2014.

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

In fiscal 2015 Raven will leverage its strengths to drive growth from the core businesses in all three operating divisions and aggressively pursue closely adjacent opportunities. Despite marketplace headwinds through the fiscal first quarter, the Company’s focus continues to be on:

•	Measurably growing revenues from Aerostar's growth drivers, including advanced radar systems, high-altitude balloons and aerostats to international markets;

•	Driving Applied Technology growth through international market expansion, new products and broadening OEM relationships; and

#17

•	Bringing high value plastic films applications to each of Engineered Films' markets.

The Company expects year-over-year profit growth in the second fiscal quarter. Raven anticipates continued softness in the North American agriculture market but is confident in the long-term health of the market and that the Company is positioned to leverage its technology, expertise and product portfolio once conditions improve. Raven intends to drive growth through international market expansion, new products and broadening OEM relationships.

Raven expects to see solid second quarter growth in Engineered Films revenues from high-value agriculture products, with incremental improvements in the energy, construction and industrial film markets as well.
For Aerostar, fiscal 2015 focus is on expanding proprietary technology opportunities, including advanced radar systems, high-altitude balloons and aerostats to international markets. Based on these opportunities, the Company anticipates improvement in Aerostar partially offset by ongoing declines in lower-margin contract manufacturing customers.
For the 2015 fiscal year, management anticipates difficulty increasing operating income in Applied Technology. Engineered Films should continue to grow and Aerostar will show mixed results.

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

Cash and cash equivalents totaled $63.4 million at April 30, 2014, an increase of $10.4 million from $53.0 million at January 31, 2014. The comparable balance one year earlier was $51.1 million. The increase was driven by positive cash flows from operating activities, partially offset by cash outflow for dividends paid to shareholders and capital expenditures.

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2014. There is no outstanding balance under the line of credit at April 30, 2014. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of April 30, 2014. The credit line is expected to be renewed during fiscal 2015.

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

Cash provided by operating activities was $18.2 million for the first three months of fiscal 2015 compared with $14.9 million in the first three months of fiscal 2014. The increase in operating cash flows is the result of less cash consumed by the change in accounts receivable and inventory. These increases were partially offset by lower company earnings. While the Company's earnings were lower, these earnings reflected the impact of higher depreciation and amortization expense.

Changes in inventory and accounts receivable consumed $0.8 million of cash in the first three months of fiscal 2015 compared to consuming $5.8 million one year ago. The Company's inventory turnover rate decreased from the prior year due the higher inventory levels at Engineered Films (trailing 12-month inventory turn of 5.1X in fiscal 2015 versus 5.3X in fiscal 2014). Cash collections continue to be efficient as the trailing 12 months days sales outstanding was 50 days at April 30, 2014 and April 30, 2013.

Investing Activities
Cash used in investing activities totaled $3.0 million in the first three months of fiscal 2015 compared to $8.4 million in the first three months of fiscal 2014. The change from the prior year is due to higher spending in fiscal 2014 for expansion of Engineered Films' capacity and lower spending for the renovation of the Company's headquarters.

#18

Management anticipates fiscal 2015 capital spending of approximately $25-30 million. Expansion of Engineered Films' capacity, Aerostar's build-out for Project Loon production levels and Applied Technology's capital spending to advance product development and customer support are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Cash used in financing activities was $4.8 million for the three months ended April 30, 2014 compared to $4.7 million one year ago. Dividends of $4.4 million, or 12.0 cents per share, were paid during the current year and prior year first quarter, respectively. During the three months ended April 30, 2014 and April 30, 2013, the Company made payments of $0.5 million and $0.4 million, respectively, on acquisition-related contingent liabilities.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2014.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the three months ended April 30, 2014 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In April 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08) changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business that qualifies as held for sale upon acquisition should be reported as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2014 and the 10-Q for the period ended April 30, 2014 under Item 1A. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements are made. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

#19

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of April 30, 2014. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

As of April 30, 2014, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:
The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition and/or liquidity

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

#20

(Dollars in thousands, except per-share amounts)

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

10.1	Amended and Restated Deferred Stock Compensation Plan for Directors of Raven Industries, Inc. adopted March 29, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

21

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 29, 2014

#22