Form 10-Q
period 2014-07-31
RAVEN INDUSTRIES INC
filed 2014-08-26
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 22, 2014 there were 36,493,698 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	July 31, 2014	January 31, 2014	July 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$62,161	$52,987	$55,717
Short-term investments	250	250	—
Accounts receivable, net	52,453	54,643	49,199
Inventories	51,256	54,865	54,362
Deferred income taxes	3,406	3,372	3,225
Other current assets	5,751	3,288	3,259
Total current assets	175,277	169,405	165,762

Property, plant and equipment, net	97,806	98,076	90,265
Goodwill	25,420	22,274	22,274
Amortizable intangible assets, net	9,514	8,156	8,360
Other assets, net	3,858	3,908	4,145
TOTAL ASSETS	$311,875	$301,819	$290,806

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,483	$12,324	$18,259
Accrued liabilities	15,276	16,248	15,291
Customer advances	1,697	1,247	979
Total current liabilities	26,456	29,819	34,529

Other liabilities	21,138	20,538	18,963

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,376; 65,318; and 65,282, respectively	65,376	65,318	65,282
Paid-in capital	13,505	10,556	8,198
Retained earnings	240,971	231,029	219,253
Accumulated other comprehensive loss	(2,254)	(2,179)	(2,153)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	264,236	251,362	237,218
Noncontrolling interest	45	100	96
Total shareholders' equity	264,281	251,462	237,314
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$311,875	$301,819	$290,806

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per-share data)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Net sales	$94,485	$93,421	$196,995	$197,101
Cost of sales	68,827	66,686	139,571	135,450
Gross profit	25,658	26,735	57,424	61,651

Research and development expenses	4,385	3,989	9,357	8,225
Selling, general and administrative expenses	10,577	10,178	20,839	19,924
Operating income	10,696	12,568	27,228	33,502

Other (expense), net	(59)	(219)	(138)	(417)
Income before income taxes	10,637	12,349	27,090	33,085

Income taxes	2,890	4,012	8,309	10,754
Net income	7,747	8,337	18,781	22,331

Net income (loss) attributable to the noncontrolling interest	28	4	24	(5)

Net income attributable to Raven Industries, Inc.	$7,719	$8,333	$18,757	$22,336

Net income per common share:
─ Basic	$0.21	$0.23	$0.51	$0.61
─ Diluted	$0.21	$0.23	$0.51	$0.61

Cash dividends paid per common share	$0.12	$0.12	$0.24	$0.24

Comprehensive income:
Net income	$7,747	$8,337	$18,781	$22,331

Other comprehensive income (loss), net of tax:
Foreign currency translation	(199)	(63)	(125)	(117)
Postretirement benefits, net of income tax benefit of $12, $16 $26 and $32, respectively	26	29	50	59
Other comprehensive (loss), net of tax	(173)	(34)	(75)	(58)

Comprehensive income	7,574	8,303	18,706	22,273

Comprehensive income (loss) attributable to noncontrolling interest	28	4	24	(5)

Comprehensive income attributable to Raven Industries, Inc.	$7,546	$8,299	$18,682	$22,278

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2013	$65,223	$5,885	28,897	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income (loss)	—	—	—	—	22,336	—	22,336	(5)	22,331
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(117)	(117)	—	(117)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $32	—	—	—	—	—	59	59	—	59
Cash dividends ($0.24 per share)	—	51	—	—	(8,778)	—	(8,727)	—	(8,727)
Stock surrendered upon exercise of stock options	(51)	(1,581)	—	—	—	—	(1,632)	—	(1,632)
Employees' stock options exercised	110	1,320	—	—	—	—	1,430	—	1,430
Share-based compensation	—	2,276	—	—	—	—	2,276	—	2,276
Tax benefit from exercise of stock options	—	247	—	—	—	—	247	—	247
Balance July 31, 2013	$65,282	$8,198	28,897	$(53,362)	$219,253	$(2,153)	$237,218	$96	$237,314

Balance January 31, 2014	$65,318	$10,556	28,897	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income (loss)	—	—	—	—	18,757	—	18,757	24	18,781
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(125)	(125)	—	(125)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $26	—	—	—	—	—	50	50	—	50
Cash dividends ($0.24 per share)	—	68	—	—	(8,815)	—	(8,747)	—	(8,747)
Dividends of less than wholly-owned subsidiary paid to non-controlling interest	—	—	—	—	—	—	—	(79)	(79)
Director shares issued	18	(18)	—	—	—	—	—	—	—
Stock surrendered upon exercise of stock options	(13)	(411)	—	—	—	—	(424)	—	(424)
Employees' stock options exercised	53	829	—	—	—	—	882	—	882
Share-based compensation	—	2,428	—	—	—	—	2,428	—	2,428
Tax benefit from exercise of stock options	—	53	—	—	—	—	53	—	53
Balance July 31, 2014	$65,376	$13,505	28,897	$(53,362)	$240,971	$(2,254)	$264,236	$45	$264,281

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Dollars in thousands)	July 31, 2014	July 31, 2013
OPERATING ACTIVITIES:
Net income	$18,781	$22,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,373	6,653
Change in fair value of acquisition-related contingent consideration	363	283
Loss from equity investment	57	111
Deferred income taxes	(1,769)	(246)
Share-based compensation expense	2,428	2,276
Change in operating assets and liabilities:
Accounts receivable	4,383	7,024
Inventories	3,967	(8,197)
Prepaid expense and other assets	(1,689)	(1,439)
Operating liabilities	(3,863)	894
Other operating activities, net	7	47
Net cash provided by operating activities	31,038	29,737

INVESTING ACTIVITIES:
Capital expenditures	(7,297)	(13,746)
Payments related to business acquisitions, net of cash acquired	(4,711)	—
Proceeds from sales of short-term investments	250	—
Purchase of short-term investments	(250)	—
Other investing activities, net	(432)	(534)
Net cash used in investing activities	(12,440)	(14,280)

FINANCING ACTIVITIES:
Dividends paid	(8,826)	(8,727)
Payments of acquisition-related debt	(638)	—
Payments of acquisition-related contingent liability	(454)	(353)
Employee stock option exercises and other financing activities, net	511	45
Net cash used in financing activities	(9,407)	(9,035)

Effect of exchange rate changes on cash	(17)	(58)

Net increase in cash and cash equivalents	9,174	6,364
Cash and cash equivalents at beginning of year	52,987	49,353
Cash and cash equivalents at end of period	$62,161	$55,717

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended July 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015. The January 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Anti-dilutive options and restricted stock units	623,658	674,094	502,950	628,747

#7

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Numerator:
Net income attributable to Raven Industries, Inc.	$7,719	$8,333	$18,757	$22,336

Denominator:
Weighted average common shares outstanding	36,462,600	36,375,172	36,444,153	36,355,522
Weighted average stock units outstanding	68,414	70,956	70,063	64,105
Denominator for basic calculation	36,531,014	36,446,128	36,514,216	36,419,627

Weighted average common shares outstanding	36,462,600	36,375,172	36,444,153	36,355,522
Weighted average stock units outstanding	68,414	70,956	70,063	64,105
Dilutive impact of stock options and restricted stock units	203,703	164,079	213,502	180,736
Denominator for diluted calculation	36,734,717	36,610,207	36,727,718	36,600,363

Net income per share - basic	$0.21	$0.23	$0.51	$0.61
Net income per share - diluted	$0.21	$0.23	$0.51	$0.61

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2014	January 31, 2014	July 31, 2013
Accounts receivable, net:
Trade accounts	$52,797	$54,962	$49,404
Allowance for doubtful accounts	(344)	(319)	(205)
	$52,453	$54,643	$49,199
Inventories:
Finished goods	$7,098	$7,232	$7,980
In process	1,694	2,131	2,562
Materials	42,464	45,502	43,820
	$51,256	$54,865	$54,362
Property, plant and equipment, net:
Property, plant and equipment	$189,349	$182,700	$171,392
Accumulated depreciation	(91,543)	(84,624)	(81,127)
	$97,806	$98,076	$90,265
Accrued liabilities:
Salaries and benefits	$2,211	$1,858	$2,391
Vacation	3,563	3,700	4,171
401(k) contributions	309	727	417
Insurance obligations	2,166	2,428	2,321
Warranties	2,617	2,525	2,047
Acquisition-related contingent liabilities	919	890	594
Taxes - accrued and withheld	1,387	1,743	1,900
Other	2,104	2,377	1,450
	$15,276	$16,248	$15,291
Other liabilities:
Postretirement benefits	$8,166	$7,998	$8,208
Acquisition-related contingent consideration	3,682	2,457	2,196
Deferred income taxes	2,172	3,526	2,357
Uncertain tax positions	7,118	6,557	6,202
	$21,138	$20,538	$18,963

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

In May 2014, the Company completed the purchase of all issued and outstanding shares of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG). SBG has operations in the Netherlands just outside of Amsterdam and at Navtronics in Geel, Belgium. The acquisition broadens Applied Technology Division’s guided steering system product line by adding high-accuracy implement steering applications. Additionally, SBG’s headquarters will become the new home office for Raven in Europe, expanding the Company’s global presence and reach into key European markets.

In connection with the purchase, Raven paid $5,000 and agreed to pay up to $2,500 in additional earn-out payments calculated and paid quarterly over the next ten years contingent upon achieving certain revenues. The Company has determined the fair value of these contingent considerations to be $1,661, of which $152 was classified as "Accrued liabilities" and $1,509 was classified as "Other liabilities" in the Consolidated Balance Sheet.

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $3,250. Identifiable intangible assets acquired as part of the acquisition were $2,104, including definite-lived intangibles, such as customer relationships and proprietary technology. Liabilities acquired included debts to the former owners, a long-term note with a third-party bank and deferred income taxes. Subsequent to the closing of the acquisition, Raven paid the bank debt in full. There was no debt outstanding at July 31, 2014.

#9

(Dollars in thousands, except per-share amounts)

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Service cost	$49	$51	$98	$101
Interest cost	92	87	183	174
Amortization of actuarial losses	38	45	76	91
Net periodic benefit cost	$179	$183	$357	$366

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

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Beginning balance	$2,654	$1,990	$2,525	$1,888
Accrual for warranties	648	868	1,389	1,732
Settlements made (in cash or in kind)	(685)	(811)	(1,297)	(1,573)
Ending balance	$2,617	$2,047	$2,617	$2,047

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 with a maturity date of November 30, 2014, bearing interest at 1.50% above the daily one-month London Inter-bank Market Rate. Letters of credit totaling $850 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. $9,650 was available for borrowing under this line of credit at July 31, 2014. There have been no borrowings under the credit line with Wells Fargo for any of the fiscal periods covered by this Quarterly Report on Form 10-Q.

(9) DIVIDENDS

Dividends paid to Raven shareholders during the three and six months ended July 31, 2014 were $4,376 and $8,747, or 12.0 cents and 24.0 cents per share, respectively. Dividends paid to Raven shareholders during the three and six months ended July 31, 2013 were $4,366 and $8,727, or 12.0 cents and 24.0 cents per share, respectively.

(10) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the six months ended July 31, 2014 and July 31, 2013.

#10

(Dollars in thousands, except per-share amounts)

Stock Option Awards
The Company granted 194,900 and 198,900 non-qualified stock options during the six-month periods ended July 31, 2014 and July 31, 2013, respectively. None of these awards were granted during the three-month periods ended July 31, 2014 or July 31, 2013. Options are granted with exercise prices not less than market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Six Months Ended
	July 31, 2014	July 31, 2013
Risk-free interest rate	1.32%	0.59%
Expected dividend yield	1.53%	1.46%
Expected volatility factor	38.65%	41.39%
Expected option term (in years)	4	3.75

Weighted average grant date fair value	$9.18	$9.34

Restricted Stock Unit Awards (RSUs)
The Company granted 19,040 and 25,540 time-vested RSUs to employees in the six-month periods ended July 31, 2014 and 2013, respectively. None of these awards were granted during the three-month periods ended July 31, 2014 or July 31, 2013. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value per share of the time-vested RSUs granted during the six months ended July 31, 2014 and 2013 was $32.75 and $32.85, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the six-month periods ended July 31, 2014 and 2013. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2015 grant is based on return on equity (ROE), which is defined as net income divided by beginning shareholders' equity. The target award for the fiscal 2014 grant is based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE or ROS target over the three-year performance period. The estimated ROE and ROS performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the six-month periods ended July 31, 2014 and 2013, the Company granted 54,490 and 56,222 performance-based RSUs, respectively. None of these awards were granted during the three-month periods ended July 31, 2014 or July 31, 2013. The grant date fair value per share of these performance-based RSUs was $32.75 and $32.85, respectively.

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

#11

(Dollars in thousands, except per-share amounts)

Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Net sales
Applied Technology Division	$36,247	$39,091	$82,535	$90,272
Engineered Films Division	42,299	37,264	84,506	71,757
Aerostar Division	19,257	20,722	36,922	42,437
Intersegment eliminations (a)	(3,318)	(3,656)	(6,968)	(7,365)
Consolidated net sales	$94,485	$93,421	$196,995	$197,101

Operating income
Applied Technology Division	$8,829	$11,870	$24,685	$31,027
Engineered Films Division	5,816	4,770	11,679	9,524
Aerostar Division	1,628	964	1,639	2,770
Intersegment eliminations (a)	(82)	(17)	(20)	(38)
Total reportable segment income	16,191	17,587	37,983	43,283
Administrative and general expenses	(5,495)	(5,019)	(10,755)	(9,781)
Consolidated operating income	$10,696	$12,568	$27,228	$33,502
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

(12) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the three and six months ended July 31, 2014 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In June 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" (ASU 2014-12). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and specifies that a reporting entity should apply existing guidance in FASB Accounting Standards Codification (ASC) Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the guidance applies to any awards that have been granted under the Company's share-based compensation plan. Accordingly, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective for the Company for fiscal 2018 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No.

#12

2014-08). ASU No. 2014-8 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2014 the FASB issued ASU No. 2014-05, "Service Concession Arrangements" (ASU No. 2014-05). ASU No. 2014-05 specifies that an operating entity entering into a service concession arrangement with a public-sector entity grantor within the scope of this guidance should not account for such arrangement as a lease in accordance with FASB ASC Topic 840, "Leases." This guidance is effective for annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

#13

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

#14

Results of Operations
Consolidated financial highlights for the fiscal second quarter and six months ended July 31, 2014 and 2013 include the following:

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2014	July 31, 2013	% Change	July 31, 2014	July 31, 2013	% Change
Net sales	$94,485	$93,421	1%	$196,995	$197,101	—%
Gross profit	25,658	26,735	(4)%	57,424	61,651	(7)%
Gross margins(a)	27.2%	28.6%		29.1%	31.3%
Operating income	$10,696	$12,568	(15)%	$27,228	$33,502	(19)%
Operating margins	11.3%	13.5%		13.8%	17.0%
Net income attributable to Raven Industries, Inc.	$7,719	$8,333	(7)%	$18,757	$22,336	(16)%
Diluted earnings per share	$0.21	$0.23		$0.51	$0.61

Operating cash flow				$31,038	$29,737
Capital expenditures				$(7,297)	$(13,746)
Cash dividends				$(8,826)	$(8,727)

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net income attributable to Raven for the three months ended July 31, 2014 was $7.7 million, or $0.21 per diluted share, compared to $8.3 million, or $0.23 per diluted share, in the prior year second quarter. For the second quarter, net sales were $94.5 million, up $1.1 million from $93.4 million in the comparative period. The Company's Engineered Films Division delivered double-digit net sales and operating income growth while the Applied Technology Division posted lower net sales and operating income. Aerostar sales declined 7% but operating income increased as an increasing percentage of sales from proprietary products improved gross margins.

For the six-month period, net sales of $197.0 million were essentially flat compared to $197.1 million one year earlier. For the same period, net income attributable to Raven was $18.8 million, or $0.51 per diluted share, down 16% from $22.3 million, or $0.61 per diluted share, in fiscal 2014. Engineered Films' double-digit growth was not enough to offset lower net sales and operating income at both Applied Technology and Aerostar.

Raven's growth strategy focuses on its proprietary product lines and the Company has made an intentional choice to move away from non-strategic product lines such as contract manufacturing. Raven continued to show growth in these strategic proprietary product lines, which represent all of the Company excluding contract manufacturing. These revenues increased $8.2 million, or 10%, reaching $88.4 million as compared to $80.2 million in the prior year quarter. For the six-month period strategic revenues increased $14.7 million, or 9%, to $184.5 million as compared to the prior year.

Applied Technology
Second quarter fiscal 2015 net sales were $36.2 million, down $2.8 million, or 7%, as compared to the prior year comparative period and operating income decreased $3.0 million, or 26%, to $8.8 million. For the six-month period, net sales declined $7.8 million, or 9%, to $82.5 million from $90.3 million and operating income decreased $6.3 million, or 20%, to $24.7 million. The sales decline reflects persistent weakness in the precision agriculture market and the anticipated decline of sales to non-strategic legacy customers. Lower operating income is primarily the result of the sales decline as well as continued strategic investment in pursuing growth through international market expansion, new product development and broadening original equipment manufacturer relationships to secure future growth.

As described more fully in Note 5. Acquisitions of and Investments in Businesses and Technologies of the Notes to Consolidated Financial Statements in Item 1. of this Quarterly Report on Form 10-Q, the Company completed the purchase of all issued and outstanding shares of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in the second quarter. The acquisition broadens Applied Technology Division’s guided steering system product line by adding high-accuracy implement steering applications.

#15

Engineered Films
For the second quarter, net sales grew $5.0 million, or 14%, to $42.3 million as compared to the second quarter of last year. Second quarter operating income of $5.8 million increased 22% year-over-year. Fiscal 2015 first half net sales increased $12.7 million, or 18%, to $84.5 million and operating income of $11.7 million was up 23% from the prior year period. Higher selling volumes and price increases passed along for higher material costs contributed to the overall net sales in both periods. Higher sales of barrier films for agriculture applications, construction and industrial film sales drove the second quarter and year-to-date results. Despite higher resin costs compared to fiscal 2014, operating income rose during both the three- and six-month periods.

Aerostar
Fiscal 2015 second quarter net sales were $19.3 million compared to $20.7 million in the fiscal 2014 second quarter, a $1.5 million decrease. Operating income increased by $0.7 million, or 69%, to $1.6 million from the prior year second quarter results. Fiscal 2015 year-to-date net sales of $36.9 million were down $5.5 million from $42.4 million and operating income was $1.6 million - down $1.1 million, or 41%, from fiscal 2014 year-to-date comparative results. The net sales decrease was due primarily to a shift away from Aerostar's contract manufacturing business. Increased sales of proprietary products like lighter-than-air products, aerostat products and Vista radar system sales partially offset these expected decreases. This change in product mix and lower operating expenses were the main drivers of the operating income improvement for the three-month period ended July 31, 2014 over the prior year comparative period. These improvements were not enough to offset the operating income declines during the first quarter in 2015, resulting in lower year-to-date operating income.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2014	July 31, 2013	$ Change	% Change	July 31, 2014	July 31, 2013	$ Change	% Change
Net sales	$36,247	$39,091	$(2,844)	(7)%	$82,535	$90,272	$(7,737)	(9)%
Gross profit	15,272	17,660	(2,388)	(14)%	36,860	42,443	(5,583)	(13)%
Gross margins	42.1%	45.2%			44.7%	47.0%
Operating expenses	$6,443	$5,790	$653	11%	$12,175	$11,416	$759	7%
Operating expenses as % of sales	17.8%	14.8%			14.8%	12.6%
Operating income	$8,829	$11,870	$(3,041)	(26)%	$24,685	$31,027	$(6,342)	(20)%
Operating margins	24.4%	30.4%			29.9%	34.4%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Continued softness in the agriculture market put pressure on Applied Technology through the first half of fiscal 2015. With falling commodity prices eroding grower sentiment, demand remained subdued for precision agricultural equipment. With the world’s population growing toward nine billion and income growth in emerging economies, greater demand for food will ultimately support healthy growth. The Company continues to invest in growth internationally for the long term. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs.

•
Sales volume. Second quarter fiscal 2015 net sales decreased $2.8 million, or 7%, to $36.2 million compared to $39.1 million in the prior year second quarter. Lower demand for boom controls and the anticipated decline of sales to non-strategic legacy customers of the Company's former Electronic Systems Division (ESD) were partially offset by sales contributed by SBG. Year-to-date sales declined 9% to $82.5 million as compared to $90.2 million in the prior year. The sales decline reflects lower international sales and weakness in the North American precision agriculture equipment market. Applied Technology also saw a year-to-date decline of $3.5 million in non-strategic, non-agriculture sales to ESD's legacy customers.

•
International sales. For the three-month period, international sales totaled $11.2 million, flat as compared to the prior three-month period, and represent 31% of segment revenue compared to 29% of segment revenue in the comparative period. Year-to-date international sales totaled $20.7 million, a decrease of $4.2 million from a year ago. Lower sales in Brazil and Canada were the main drivers of the decline, partially offset by increased sales in Europe due to the SBG acquisition which contributed $1.1 million during the fiscal 2015 second quarter. Year-to-date net sales outside the U.S. accounted for 25% of segment sales compared to 28% in the comparable prior year period.

#16

•
Gross margins. Gross margins decreased to 42.1% for the three months ended July 31, 2014 from 45.2% for the three months ended July 31, 2013. First half gross margins declined to 44.7% from 47.0%. These decreases primarily reflect the lower sales volume and unfavorable overhead absorption.

•
Operating expenses. Second quarter operating expense as a percentage of net sales was 17.8%, up from 14.8% in the prior year second quarter. Year-to-date operating expenses as a percentage of net sales was 14.8% compared to 12.6% for fiscal 2014. The increase is attributable to higher spending in research and development (R&D) on lower sales volumes.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2014	July 31, 2013	$ Change	% Change	July 31, 2014	July 31, 2013	$ Change	% Change
Net sales	$42,299	$37,264	$5,035	14%	$84,506	$71,757	$12,749	18%
Gross profit	7,200	6,253	947	15%	14,401	12,636	1,765	14%
Gross margins	17.0%	16.8%			17.0%	17.6%
Operating expenses	$1,384	$1,483	$(99)	(7)%	$2,722	$3,112	$(390)	(13)%
Operating expenses as % of sales	3.3%	4.0%			3.2%	4.3%
Operating income	$5,816	$4,770	$1,046	22%	$11,679	$9,524	$2,155	23%
Operating margins	13.7%	12.8%			13.8%	13.3%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Despite the overall slowness in the agricultural equipment market served by Applied Technology, demand has continued to strengthen for agriculture barrier films used in high-value crop production. The addition of new extrusion capacity in fiscal 2014 was a key factor in meeting demand for these high-tech films. Improving demand for pit liners in our energy market beginning in the second half of fiscal 2014 has continued into fiscal 2015. Environmental and water conservation projects impact demand for the division's containment liners in the geomembrane market.

•
Sales volume and selling prices. Second quarter net sales were up 14% to $42.3 million compared to prior year second quarter net sales of $37.3 million driven by higher agricultural market sales of barrier films for high-value agriculture applications and strength in the construction and industrial films markets. Along with these drivers, energy market sales pushed first half fiscal 2015 net sales up $12.7 million, or 18%, to $84.5 million compared to $71.8 million first half fiscal 2014 net sales. Agricultural market sales were the main driver of the year-over-year growth increasing $7.4 million, or 66%, to $18.6 million. Further, construction and energy market sales increased 30% and 9%, respectively. Sales volume and selling prices for the fiscal 2015 six-month period were up 9% and 8%, respectively, compared to the prior-year periods.

•
Gross margins. For the three- and six-month periods, margins were consistent at 17%, continuing the trend of higher gross margins than the second half of fiscal 2014. These margins reflect the impact of overall selling prices rising and higher sales of more profitable value-added films.

•
Operating expenses. Second quarter operating expenses as a percentage of net sales decreased to 3.3% compared to 4.0% in the prior three-month period. Year-to-date operating expenses of $2.7 million were down $0.4 million, or 13%, from the prior year due to lower R&D project spending - decreasing year-to-date operating expenses as a percentage of net sales to 3.2% compared to 4.3% in the prior comparable year.

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

#17

agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista products and services enhance Aerostar’s security solutions.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2014	July 31, 2013	$ Change	% Change	July 31, 2014	July 31, 2013	$ Change	% Change
Net sales	$19,257	$20,722	$(1,465)	(7)%	$36,922	$42,437	$(5,515)	(13)%
Gross profit	3,268	2,839	429	15%	6,183	6,610	(427)	(6)%
Gross margins	17.0%	13.7%			16.7%	15.6%
Operating expenses	$1,640	$1,875	$(235)	(13)%	$4,544	$3,840	$704	18%
Operating expenses as % of sales	8.5%	9.0%			12.3%	9.0%
Operating income	$1,628	$964	$664	69%	$1,639	$2,770	$(1,131)	(41)%
Operating margins	8.5%	4.7%			4.4%	6.5%

The following factors were the primary drivers of the year-over-year changes for the three- and six-month periods:

•
Market conditions. Certain of Aerostar's markets are subject to significant variability due to U.S. federal spending. Uncertainty and sluggish demand in these markets continued into fiscal 2015. Aerostar’s planned growth strategy emphasizes proprietary products over contract manufacturing focusing on proprietary technology opportunities, including advanced radar systems, high-altitude balloons and aerostats to international markets. Aerostar is pioneering leading-edge applications of its high-altitude balloons in collaboration with Google on Project Loon, a pilot program to provide high-speed wireless Internet accessibility to rural, remote and underserved areas of the world. While still in its early stages, the program is ramping successfully, positioning Aerostar for significant growth potential.

•
Sales volumes. Net sales for the current quarter did not reach last year's second quarter levels, declining 7% from $20.7 million to $19.3 million. Year-to-date sales were $36.9 million, down $5.5 million, a year-over-year decrease of 13%. The primary drivers of the sales declines for the quarter and year-to-date were lower sales of parachutes and planned declines in avionics sales and other contract manufacturing sales. These decreases were partially offset by additional Project Loon revenues, higher Vista revenues for support activities under existing contracts and increased aerostat product and service revenues associated with a government contract.

•
Proprietary revenues. As discussed previously, Aerostar's growth strategy centers on proprietary products. For the fiscal 2015 six-month period, revenues for proprietary products were $20.9 million; a $6.1 million, or 41%, increase from the prior year period while contract manufacturing revenues declined $11.6 million, or 42%, from $27.6 million to $16.0 million.

•
Operating expenses. Second quarter operating expense was $1.6 million, or 8.5% of net sales, a decrease from 9.0% of net sales in the second quarter of fiscal 2014. Year-to-date operating expense as a percentage of net sales was 12.3%, up from 9.0% in the prior year period. Increased R&D spending associated with Project Loon and Vista radar solutions as well as business development costs associated with international aerostat opportunities over lower sales volumes drove the percentage higher in the current year. Operating spending has been constrained during the second quarter as the division focuses on strategic initiatives.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Administrative expenses	$5,495	$5,019	$10,755	$9,781
Administrative expenses as a % of sales	5.8%	5.4%	5.5%	5.0%
Other (expense), net	$(59)	$(219)	$(138)	$(417)
Effective tax rate	27.2%	32.5%	30.7%	32.5%

Administrative expenses for the three- and six-month periods ended July 31, 2014 increased $0.5 million, or 9%, and $1.0 million, or 10%, respectively, compared to the three-and six-month periods ended July 31, 2013. Both period increases reflect higher depreciation charges associated with the now-completed renovation of the Company's headquarters and expenses related to the acquisition and integration costs of SBG.

#18

Other (expense), net consists mainly of activity related to the Company's equity investment, interest income and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate decreased to 30.7% compared to 32.5% in the prior year due to recognition of a $0.7 million R&D tax credit in the fiscal 2015 second quarter based upon a tax study undertaken in July for fiscal years 2011 to 2014.

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

While Raven is facing marketplace challenges in the fiscal 2015 second half, the Company continues to pursue its long-term objectives:

•	Measurably growing revenues from situational awareness and lighter-than-air product lines;

•	Driving Applied Technology through international market expansion, new products and broadening OEM relationships; and,

•	Bringing high-value plastic film applications to Engineered Films markets.

For the fiscal 2015 third quarter, management expects to see:

•	Continued solid growth in Engineered Films revenues from multiple end markets;

•	A difficult quarter for Aerostar stemming from the transitional impact of moving to higher scale production of Project Loon balloons and a deferred ramp up of aerostat and radar deliveries

•	Difficult market conditions in Applied Technology; and

•	Continued contract manufacturing declines.

For the third quarter, Applied Technology is expected to see year-over-year percentage declines in revenue and operating income similar to the second quarter percentage declines. Despite expected growth in Engineered Films and conservative management af corporate resources, management expects double-digit declines in net income for the third quarter compared to the record third quarter last year. Growth is expected to resume in the fourth quarter, but not at a rate to produce higher earnings for the full year.

Despite expected challenging market conditions that are expected to persist for the next four quarters, Raven's long-term view of the precision ag market remains optimistic. A growing global population and greater demands for food will ultimately support healthy growth and Raven is well positioned to leverage its technology, expertise and product portfolio.

Going forward, Raven will continue to focus on executing its strategy and generating profitable revenue from our existing core markets while driving growth in closely adjacent opportunities.

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

Cash and cash equivalents totaled $62.2 million at July 31, 2014, an increase of $9.2 million from $53.0 million at January 31, 2014. The comparable balance one year earlier was $55.7 million. The increase was driven by positive cash flows from operating activities, partially offset by cash outflow for dividends paid to shareholders and capital expenditures.

#19

Raven has an uncollateralized credit agreement that provides a $10.5 million line of credit and expires November 30, 2014. There is no outstanding balance under the line of credit at July 31, 2014. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of July 31, 2014. The credit line is expected to be renewed during fiscal 2015.

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

Cash provided by operating activities was $31.0 million for the first six months of fiscal 2015 compared with $29.7 million in the first six months of fiscal 2014. The increase in operating cash flows is the result of less cash consumed by the change in inventory. These increases were partially offset by lower company earnings. While the Company's earnings were lower, these earnings reflected the impact of higher depreciation and amortization expense.

Changes in inventory and accounts receivable generated $8.4 million of cash in the first six months of fiscal 2015 compared to consuming $1.2 million one year ago. The Company's inventory turnover rate decreased from the prior year due to higher average inventory levels at Engineered Films (trailing 12-month inventory turn of 5.1X in fiscal 2015 versus 5.2X in fiscal 2014). Inventory levels have decreased from $54.9 million at January 31, 2014 to $51.3 million at July 31, 2014. Cash collections continue to be efficient as the trailing 12 months days sales outstanding was 51 days at both July 31, 2014 and July 31, 2013.

Investing Activities
Cash used in investing activities totaled $12.4 million in the first six months of fiscal 2015 compared to $14.3 million in the first six months of fiscal 2014. Capital expenditures totaled $7.3 million in the first six months of fiscal 2015 compared to $13.7 million in the first six months of fiscal 2014. The change from the prior year is due to higher spending in fiscal 2014 for expansion of Engineered Films' capacity and lower spending for the recently completed renovation of the Company's headquarters.

Net capital outlay related to the SBG business acquisitions was $4.7 million during fiscal 2015.

Management anticipates fiscal 2015 capital spending of approximately $18-20 million. Expansion of Engineered Films' capacity, Aerostar's build-out for Project Loon production levels and Applied Technology's capital spending to advance product development and customer support are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Cash used in financing activities was $9.4 million for the six months ended July 31, 2014 compared to $9.0 million one year ago. Dividends of $8.7 million, or 24.0 cents per share, were paid to Raven shareholders in both the current year and prior year. During the six months ended July 31, 2014 and July 31, 2013, the Company made payments of $0.5 million and $0.4 million, respectively, on acquisition-related contingent liabilities.

Long-term debt of $0.6 million, consisting of a bank note and debts to the former owners assumed in the acquisition of SBG, was repaid in fiscal 2015. There was no SBG bank debt outstanding at July 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes since the fiscal year ended January 31, 2014.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the three and six months ended July 31, 2014 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In June 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" (ASU 2014-12). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting

#20

could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and specifies that a reporting entity should apply existing guidance in FASB Accounting Standards Codification (ASC) Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the guidance applies to any awards that have been granted under the Company's share-based compensation plan. Accordingly, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective for the Company for fiscal 2018 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-8 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, the new guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. The new guidance is effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial statements.

In January 2014 the FASB issued ASU No. 2014-05, "Service Concession Arrangements" (ASU No. 2014-05). ASU No. 2014-05 specifies that an operating entity entering into a service concession arrangement with a public-sector entity grantor within the scope of this guidance should not account for such arrangement as a lease in accordance with FASB ASC Topic 840, "Leases." This guidance is effective for annual periods beginning after December 15, 2014. Early adoption is permitted. The Company does not expect adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2014 under Item 1A. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements are made. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

#21

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of July 31, 2014. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

As of July 31, 2014, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:
The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds: None

#22

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

23

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 26, 2014

#24