Form 10-Q
period 2014-10-31
RAVEN INDUSTRIES INC
filed 2014-11-26
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 21, 2014 there were 38,044,464 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	October 31, 2014	January 31, 2014	October 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$66,358	$52,987	$48,648
Short-term investments	250	250	—
Accounts receivable, net	54,533	54,643	63,960
Inventories	51,800	54,865	51,396
Deferred income taxes	3,299	3,372	3,631
Other current assets	2,881	3,288	2,639
Total current assets	179,121	169,405	170,274

Property, plant and equipment, net	100,369	98,076	95,804
Goodwill	25,234	22,274	22,274
Amortizable intangible assets, net	9,005	8,156	8,433
Other assets, net	3,734	3,908	3,779
TOTAL ASSETS	$317,463	$301,819	$300,564

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,614	$12,324	$15,470
Accrued liabilities	16,922	16,248	18,594
Customer advances	1,540	1,247	1,513
Total current liabilities	30,076	29,819	35,577

Other liabilities	20,432	20,538	18,657

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 65,400; 65,318; and 65,293, respectively	65,400	65,318	65,293
Paid-in capital	14,579	10,556	9,326
Retained earnings	242,973	231,029	227,149
Accumulated other comprehensive loss	(2,693)	(2,179)	(2,176)
Treasury stock at cost, 28,897 shares	(53,362)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	266,897	251,362	246,230
Noncontrolling interest	58	100	100
Total shareholders' equity	266,955	251,462	246,330
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$317,463	$301,819	$300,564

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per-share data)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net sales	$91,292	$104,938	$288,287	$302,039
Cost of sales	66,953	72,998	206,524	208,448
Gross profit	24,339	31,940	81,763	93,591

Research and development expenses	4,318	3,958	13,675	12,183
Selling, general and administrative expenses	9,862	9,850	30,701	29,774
Operating income	10,159	18,132	37,387	51,634

Other (expense), net	(72)	(43)	(210)	(460)
Income before income taxes	10,087	18,089	37,177	51,174

Income taxes	3,290	5,796	11,599	16,550
Net income	6,797	12,293	25,578	34,624

Net income (loss) attributable to the noncontrolling interest	14	4	38	(1)

Net income attributable to Raven Industries, Inc.	$6,783	$12,289	$25,540	$34,625

Net income per common share:
─ Basic	$0.19	$0.34	$0.70	$0.95
─ Diluted	$0.18	$0.34	$0.70	$0.95

Cash dividends paid per common share	$0.13	$0.12	$0.37	$0.36

Comprehensive income:
Net income	$6,797	$12,293	$25,578	$34,624

Other comprehensive income (loss), net of tax:
Foreign currency translation	(463)	(53)	(588)	(170)
Postretirement benefits, net of income tax benefit of $14, $15, $40 and $47, respectively	24	30	74	89
Other comprehensive (loss), net of tax	(439)	(23)	(514)	(81)

Comprehensive income	6,358	12,270	25,064	34,543

Comprehensive income (loss) attributable to noncontrolling interest	14	4	38	(1)

Comprehensive income attributable to Raven Industries, Inc.	$6,344	$12,266	$25,026	$34,544

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2013	$65,223	$5,885	28,897	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income (loss)	—	—	—	—	34,625	—	34,625	(1)	34,624
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(170)	(170)	—	(170)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $47	—	—	—	—	—	89	89	—	89
Cash dividends ($0.36 per share)	—	77	—	—	(13,171)	—	(13,094)	—	(13,094)
Stock surrendered upon exercise of stock options	(54)	(1,663)	—	—	—	—	(1,717)	—	(1,717)
Employees' stock options exercised	124	1,479	—	—	—	—	1,603	—	1,603
Share-based compensation	—	3,289	—	—	—	—	3,289	—	3,289
Tax benefit from exercise of stock options	—	259	—	—	—	—	259	—	259
Balance October 31, 2013	$65,293	$9,326	28,897	$(53,362)	$227,149	$(2,176)	$246,230	$100	$246,330

Balance January 31, 2014	$65,318	$10,556	28,897	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income	—	—	—	—	25,540	—	25,540	38	25,578
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(588)	(588)	—	(588)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $40	—	—	—	—	—	74	74	—	74
Cash dividends ($0.37 per share)	—	104	—	—	(13,596)	—	(13,492)	—	(13,492)
Dividends of less than wholly-owned subsidiary paid to non-controlling interest	—	—	—	—	—	—	—	(80)	(80)
Director shares issued	18	(18)	—	—	—	—	—	—	—
Stock surrendered upon exercise of stock options	(34)	(986)	—	—	—	—	(1,020)	—	(1,020)
Employees' stock options exercised	98	1,496	—	—	—	—	1,594	—	1,594
Share-based compensation	—	3,336	—	—	—	—	3,336	—	3,336
Tax benefit from exercise of stock options	—	91	—	—	—	—	91	—	91
Balance October 31, 2014	$65,400	$14,579	28,897	$(53,362)	$242,973	$(2,693)	$266,897	$58	$266,955

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in thousands)	October 31, 2014	October 31, 2013
OPERATING ACTIVITIES:
Net income	$25,578	$34,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,538	10,264
Change in fair value of acquisition-related contingent consideration	514	382
Loss from equity investment	138	114
Deferred income taxes	(2,420)	(1,202)
Share-based compensation expense	3,336	3,289
Change in operating assets and liabilities:
Accounts receivable	2,108	(7,753)
Inventories	2,768	(5,251)
Other assets	(555)	(819)
Operating liabilities	1,623	2,852
Other operating activities, net	67	703
Net cash provided by operating activities	45,695	37,203

INVESTING ACTIVITIES:
Capital expenditures	(12,797)	(23,906)
Payments related to business acquisitions, net of cash acquired	(4,711)	—
Proceeds from sales of short-term investments	250	—
Purchase of short-term investments	(250)	—
Other investing activities, net	(604)	(613)
Net cash used in investing activities	(18,112)	(24,519)

FINANCING ACTIVITIES:
Dividends paid	(13,572)	(13,094)
Payments of acquisition-related debt	(648)	—
Payments of acquisition-related contingent liability	(491)	(353)
Employee stock option exercises and other financing activities, net	665	145
Net cash used in financing activities	(14,046)	(13,302)

Effect of exchange rate changes on cash	(166)	(87)

Net increase in cash and cash equivalents	13,371	(705)
Cash and cash equivalents at beginning of year	52,987	49,353
Cash and cash equivalents at end of period	$66,358	$48,648

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended October 31, 2014 are not necessarily indicative of the results that may be expected for the year ending January 31, 2015. The January 31, 2014 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Anti-dilutive options and restricted stock units	846,205	594,200	574,631	573,033

#7

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Numerator:
Net income attributable to Raven Industries, Inc.	$6,783	$12,289	$25,540	$34,625

Denominator:
Weighted average common shares outstanding	36,499,018	36,391,195	36,462,441	36,367,412
Weighted average stock units outstanding	68,721	71,220	69,616	66,477
Denominator for basic calculation	36,567,739	36,462,415	36,532,057	36,433,889

Weighted average common shares outstanding	36,499,018	36,391,195	36,462,441	36,367,412
Weighted average stock units outstanding	68,721	71,220	69,616	66,477
Dilutive impact of stock options and restricted stock units	165,504	186,305	188,713	179,741
Denominator for diluted calculation	36,733,243	36,648,720	36,720,770	36,613,630

Net income per share - basic	$0.19	$0.34	$0.70	$0.95
Net income per share - diluted	$0.18	$0.34	$0.70	$0.95

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2014	January 31, 2014	October 31, 2013
Accounts receivable, net:
Trade accounts	$54,889	$54,962	$64,164
Allowance for doubtful accounts	(356)	(319)	(204)
	$54,533	$54,643	$63,960
Inventories:
Finished goods	$7,981	$7,232	$7,591
In process	2,063	2,131	2,743
Materials	41,756	45,502	41,062
	$51,800	$54,865	$51,396
Property, plant and equipment, net:
Property, plant and equipment	$195,487	$182,700	$177,428
Accumulated depreciation	(95,118)	(84,624)	(81,624)
	$100,369	$98,076	$95,804
Accrued liabilities:
Salaries and benefits	$2,061	$1,858	$3,120
Vacation	3,613	3,700	4,149
401(k) contributions	473	727	446
Insurance obligations	2,171	2,428	2,496
Warranties	2,456	2,525	2,210
Acquisition-related contingent liabilities	1,191	890	730
Taxes - accrued and withheld	2,624	1,743	3,754
Other	2,333	2,377	1,689
	$16,922	$16,248	$18,594
Other liabilities:
Postretirement benefits	$8,264	$7,998	$8,304
Acquisition-related contingent consideration	3,587	2,457	2,323
Deferred income taxes	1,406	3,526	1,824
Uncertain tax positions	7,175	6,557	6,206
	$20,432	$20,538	$18,657

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Integra
Subsequent to the close of the fiscal 2015 third quarter, Raven acquired all of the issued and outstanding shares of Integra Plastics, Inc. (Integra), in a transaction that closed on November 3, 2014. The terms of the merger and reorganization agreement, valued at approximately $48,600, include the issuance of 1,541,696 shares of Raven common stock and cash payments of approximately $9,400 subject to a working capital adjustment, if any, to be determined no later than 90 days subsequent to the merger date. Integra, a privately held company with headquarters in Madison, SD specializes in the manufacture and conversion of high-quality plastic film and sheeting. This acquisition will immediately expand Raven's Engineered Films Division's (EFD) production capacity with additional extrusion and lamination operations in Brandon, SD and fabrication locations in Madison, SD and Midland, TX., as well as broaden EFD's product offerings and enhance current converting capabilities.

The initial valuation and purchase price allocation for this acquisition was not complete as of the date of filing of this Quarterly Report on Form 10-Q.

SBG
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

#9

(Dollars in thousands, except per-share amounts)

In connection with the purchase, Raven paid $5,000 and agreed to pay up to $2,500 in additional earn-out payments calculated and paid quarterly over the next ten years contingent upon achieving certain revenues. The fair value of this contingent consideration at October 31, 2014 is $1,255, of which $236 was classified as "Accrued liabilities" and $1,019 was classified as "Other liabilities". The Company paid $37 in earn-out payments during the three and nine months ended October 31, 2014.

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $3,250. Identifiable intangible assets acquired as part of the acquisition were $2,104, including definite-lived intangibles, such as customer relationships and proprietary technology. Amortization is being computed over the estimated useful life using the undiscounted cash flows method - twelve years for customer relationships and five years for proprietary technology. Liabilities acquired included debts to the former owners, a long-term note with a third-party bank and deferred income taxes. There was no debt outstanding at October 31, 2014.

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Service cost	$49	$51	$147	$152
Interest cost	91	87	274	261
Amortization of actuarial losses	38	45	114	136
Net periodic benefit cost	$178	$183	$535	$549

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

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Beginning balance	$2,617	$2,047	$2,525	$1,888
Accrual for warranties	676	1,086	2,065	2,818
Settlements made (in cash or in kind)	(837)	(923)	(2,134)	(2,496)
Ending balance	$2,456	$2,210	$2,456	$2,210

(8) FINANCING ARRANGEMENTS

Raven has an uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 with a maturity date of November 30, 2014, bearing interest at 1.50% above the daily one-month London Inter-bank Market Rate. Letters of credit totaling $850 have been issued under the line of credit, primarily to support self-insured workers' compensation bonding requirements. $9,650 was available for borrowing under this line of credit at October 31, 2014. There have been no borrowings under the credit line with Wells Fargo for any of the fiscal periods covered by this Quarterly Report on Form 10-Q.

(9) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, tax benefits on qualified production activities and tax credits for research activities (R&D). The Company’s tax rate for the fiscal 2015 three- and nine-month periods ended October 31, 2014 was 32.6% and 31.2%, respectively. The Company’s effective tax rate was 32.0%

#10

(Dollars in thousands, except per-share amounts)

and 32.3%, respectively, for the comparable periods of fiscal 2014. The current fiscal year rate includes the impact of recognition of a $709 R&D tax credit in the fiscal second quarter based upon a tax study undertaken for fiscal years 2011 through 2014.

(10) DIVIDENDS

Dividends paid to Raven shareholders during the three and nine months ended October 31, 2014 were $4,745 and $13,492, or 13.0 cents and 37.0 cents per share, respectively. Dividends paid to Raven shareholders during the three and nine months ended October 31, 2013 were $4,367 and $13,094, or 12.0 cents and 36.0 cents per share, respectively.

(11) SHARE-BASED COMPENSATION

Under the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors, two types of awards were granted during the nine months ended October 31, 2014 and October 31, 2013.

Stock Option Awards
The Company granted 194,900 and 198,900 non-qualified stock options during the nine-month periods ended October 31, 2014 and October 31, 2013, respectively. None of these awards were granted during the three-month periods ended October 31, 2014 or October 31, 2013. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Nine Months Ended
	October 31, 2014	October 31, 2013
Risk-free interest rate	1.32%	0.59%
Expected dividend yield	1.53%	1.46%
Expected volatility factor	38.65%	41.39%
Expected option term (in years)	4	3.75

Weighted average grant date fair value	$9.18	$9.34

Restricted Stock Unit Awards (RSUs)
The Company granted 19,040 and 25,540 time-vested RSUs to employees in the nine-month periods ended October 31, 2014 and 2013, respectively. None of these awards were granted during the three-month periods ended October 31, 2014 or October 31, 2013. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value per share of the time-vested RSUs granted during the nine months ended October 31, 2014 and 2013 was $32.75 and $32.85, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the nine-month periods ended October 31, 2014 and 2013. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2015 grant is based on return on equity (ROE), which is defined as net income divided by beginning shareholders' equity. The target award for the fiscal 2014 grant is based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE or ROS target over the three-year performance period. The estimated ROE and ROS performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the nine-month periods ended October 31, 2014 and 2013, the Company granted 54,490 and 56,222 performance-based RSUs, respectively.

#11

(Dollars in thousands, except per-share amounts)

None of these awards were granted during the three-month periods ended October 31, 2014 or October 31, 2013. The grant date fair value per share of these performance-based RSUs was $32.75 and $32.85, respectively.

(12) SEGMENT REPORTING

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

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Net sales
Applied Technology Division	$33,161	$43,797	$115,696	$134,069
Engineered Films Division	41,249	40,241	125,755	111,998
Aerostar Division	19,257	24,269	56,179	66,706
Intersegment eliminations (a)	(2,375)	(3,369)	(9,343)	(10,734)
Consolidated net sales	$91,292	$104,938	$288,287	$302,039

Operating income
Applied Technology Division	$6,447	$15,149	$31,132	$46,176
Engineered Films Division	5,486	5,241	17,165	14,765
Aerostar Division	3,027	2,714	4,666	5,484
Intersegment eliminations (a)	134	(23)	114	(61)
Total reportable segment income	15,094	23,081	53,077	66,364
Administrative and general expenses	(4,935)	(4,949)	(15,690)	(14,730)
Consolidated operating income	$10,159	$18,132	$37,387	$51,634
(a) Intersegment sales were primarily from Aerostar to Applied Technology.

(13) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
During the three and nine months ended October 31, 2014 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In August 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (ASU 2014-15). The amendments in ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 requires certain financial statement disclosures when there is "substantial doubt about the entity's ability to continue as a going concern" within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements or disclosures.

In June 2014 the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" (ASU 2014-12). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and specifies that a reporting entity should apply existing guidance in FASB Accounting Standards Codification (ASC) Topic 718 as it relates to awards with performance conditions that affect vesting to account for such

#12

(Dollars in thousands, except per-share amounts)

awards. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the guidance applies to any awards that have been granted under the Company's share-based compensation plan. Accordingly, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective for the Company for fiscal 2018 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position or results of operations.

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

#13

(Dollars in thousands, except per-share amounts)

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

#14

Results of Operations
Consolidated financial highlights for the fiscal third quarter and nine months ended October 31, 2014 and 2013 include the following:

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2014	October 31, 2013	% Change	October 31, 2014	October 31, 2013	% Change
Net sales	$91,292	$104,938	(13)%	$288,287	$302,039	(5)%
Gross profit	24,339	31,940	(24)%	81,763	93,591	(13)%
Gross margins(a)	26.7%	30.4%		28.4%	31.0%
Operating income	$10,159	$18,132	(44)%	$37,387	$51,634	(28)%
Operating margins	11.1%	17.3%		13.0%	17.1%
Net income attributable to Raven Industries, Inc.	$6,783	$12,289	(45)%	$25,540	$34,625	(26)%
Diluted earnings per share	$0.18	$0.34		$0.70	$0.95

Operating cash flow				$45,695	$37,203
Capital expenditures				$(12,797)	$(23,906)
Cash dividends				$(13,492)	$(13,094)

(a)
The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

Net income attributable to Raven for the three months ended October 31, 2014 was $6.8 million, or $0.18 per diluted share, compared to $12.3 million, or $0.34 per diluted share, in the prior year fiscal third quarter. For the fiscal 2015 third quarter, net sales were $91.3 million, down $13.6 million from $104.9 million in the comparative period. The Company's Engineered Films Division delivered net sales and operating income growth while the Applied Technology Division posted lower net sales and operating income. Aerostar sales declined 21% but operating income increased as an increasing percentage of sales from proprietary products improved gross margins.

For the nine-month period, net sales were $288.3 million - down $13.8 million, or 5%, compared to $302.0 million one year earlier. For the same period, net income attributable to Raven was $25.5 million, or $0.70 per diluted share, down 26% from $34.6 million, or $0.95 per diluted share, in fiscal 2014. Engineered Films' double-digit growth was not enough to offset lower net sales and operating income at both Applied Technology and Aerostar.

Raven's growth strategy focuses on its proprietary product lines and the Company has made an intentional choice to move away from non-strategic product lines such as contract manufacturing. For the nine-month period, Raven continued to show growth in these strategic proprietary product lines, which represent all of the Company excluding contract manufacturing, as these strategic revenues increased $7.2 million, or 3%, to $269.7 million as compared to $262.5 million in the prior year. For the fiscal 2015 third quarter, however, these revenues decreased $7.5 million, or 8%, reaching $85.1 million as compared to $92.6 million in the prior year quarter.

Applied Technology
Third quarter fiscal 2015 net sales were $33.2 million, down $10.6 million, or 24%, as compared to the prior year fiscal third quarter and operating income decreased $8.7 million, or 57%, to $6.4 million. For the nine-month period, net sales declined $18.4 million, or 14%, to $115.7 million from $134.1 million and operating income decreased $15.0 million, or 33%, to $31.1 million. The sales decline reflects persistent weakness in the precision agriculture market and the anticipated decline of sales to non-strategic legacy customers. Lower operating income is primarily the result of the sales decline as well as continued strategic investment in pursuing growth through international markets, new product development and broadening original equipment manufacturer relationships.

As described more fully in Note 5. Acquisitions of and Investments in Businesses and Technologies of the Notes to Consolidated Financial Statements in Item 1. of this Quarterly Report on Form 10-Q, the Company completed the purchase of all issued and outstanding shares of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in the second quarter of fiscal 2015. The acquisition broadens Applied Technology Division’s guided steering system product line by adding high-accuracy implement steering applications. SBG fiscal third quarter and year-to-date sales added $1.0 million and $2.2 million, respectively, to Applied Technology’s sales results.

#15

Engineered Films
For the fiscal third quarter, net sales grew $1.0 million, or 3%, to $41.2 million as compared to the third quarter of last year. Third quarter operating income of $5.5 million increased 5% year-over-year. For the fiscal 2015 nine-month period, net sales increased $13.8 million, or 12%, to $125.8 million and operating income was up $2.4 million, or 16%, from the prior year period. Higher selling volumes and price increases passed along for higher material costs contributed to the overall net sales in both periods. Third quarter net sales were favorably impacted by higher construction and geomembrane sales. Higher sales of barrier films for agriculture applications and construction film sales drove the year-to-date results.

In a transaction that closed on November 3, 2014, more fully described in Note 5. Acquisitions of and Investments in Businesses and Technologies of the Notes to Consolidated Financial Statements in Item 1. of this Quarterly Report on Form 10-Q, subsequent to the close of the quarter, the Company acquired Integra Plastics, Inc. (Integra) in a merger agreement valued at approximately $48.6 million. This acquisition will immediately expand Engineered Films’ production capacity, broaden its product offerings and enhance current converting capabilities. Adding Integra's fabrication and conversion skill sets with Raven's ability to develop value-added innovative products will better serve our customers, strengthen the profit contributed by EFD and expand our major markets of agriculture, energy, geomembrane, industrial, and construction.

Aerostar
Fiscal 2015 third quarter net sales were $19.3 million compared to $24.3 million in the fiscal 2014 third quarter, a $5.0 million decrease. Operating income increased by $0.3 million, or 12%, to $3.0 million from the prior year third quarter results. Fiscal 2015 year-to-date net sales of $56.2 million were down $10.5 million from $66.7 million and operating income was $4.7 million - down $0.8 million, or 15%, from fiscal 2014 year-to-date comparative results. The net sales decrease was due primarily to a shift away from Aerostar's contract manufacturing business. Increased sales of proprietary products like lighter-than-air products, aerostat products and Vista radar system sales partially offset these expected decreases. This change in product mix and lower operating expenses were the main drivers of the operating income improvement for the three-month period ended October 31, 2014 over the prior year comparative period. These improvements were not enough to offset the operating income declines during the first quarter in 2015, resulting in lower year-to-date operating income.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs and improve farm yields around the world.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2014	October 31, 2013	$ Change	% Change	October 31, 2014	October 31, 2013	$ Change	% Change
Net sales	$33,161	$43,797	$(10,636)	(24)%	$115,696	$134,069	$(18,373)	(14)%
Gross profit	12,597	20,880	(8,283)	(40)%	49,457	63,323	(13,866)	(22)%
Gross margins	38.0%	47.7%			42.7%	47.2%
Operating expenses	$6,150	$5,731	$419	7%	$18,325	$17,147	$1,178	7%
Operating expenses as % of sales	18.5%	13.1%			15.8%	12.8%
Operating income	$6,447	$15,149	$(8,702)	(57)%	$31,132	$46,176	$(15,044)	(33)%
Operating margins	19.4%	34.6%			26.9%	34.4%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Continued softness in the agriculture market put pressure on Applied Technology through the first nine months of fiscal 2015. With weak commodity prices eroding grower sentiment, demand remained subdued for precision agricultural equipment. With the world’s population growing toward nine billion and income growth in emerging economies, greater demand for food will ultimately support healthy growth. The Company continues to invest in growth internationally for the long term. Emerging agriculture markets abroad are at varying life cycle stages providing opportunities for Raven's precision agriculture products to meet market needs.

•
Sales volume. Third quarter fiscal 2015 net sales decreased $10.6 million, or 24%, to $33.2 million compared to $43.8 million in the prior year third quarter. Persistent headwinds in the agriculture equipment markets continued in the third quarter resulting in lower demand across the majority of Applied Technology's products. These declines were partially offset by sales contributed by SBG. The sales to non-strategic legacy customers of the Company's former Electronic Systems Division (ESD) continued to decline as expected. Year-to-date sales declined 14% to $115.7 million as compared

#16

to $134.1 million in the prior year. The sales decline reflects both lower international sales and weakness in the North American precision agriculture equipment market. Applied Technology also saw a year-to-date decline of $4.7 million in non-strategic, non-agriculture sales to ESD's legacy customers.

•
International sales. For the three-month period, international sales totaled $7.3 million, down 26% from the prior year comparative period. International sales represented 22% of segment revenue in both periods. Year-to-date international sales totaled $28.0 million, a decrease of $6.7 million from a year ago. Lower sales in Brazil and Canada were the main drivers of the decline, partially offset by increased sales in South Africa and $2.3 million of European revenues from the acquisition of SBG in May 2014. Year-to-date net sales outside the U.S. accounted for 24% of segment sales compared to 26% in the comparable prior year period.

•
Gross margins. Gross margins decreased to 38.0% for the three months ended October 31, 2014 from 47.7% for the three months ended October 31, 2013. Despite close management of spending, lower sales levels and unfavorable overhead absorption at current production levels as management works to reduce inventory given the agriculture market conditions, year-to-date fiscal 2015 gross margins declined to 42.7% from 47.2%. These decreases primarily reflect the lower sales volume and unfavorable overhead absorption.

•
Operating expenses. Third quarter operating expense as a percentage of net sales was 18.5%, up from 13.1% in the prior year third quarter. Year-to-date operating expenses as a percentage of net sales was 15.8% compared to 12.8% for fiscal 2014. These increases are attributable to higher spending in research and development (R&D) to preserve future growth opportunities on lower sales volumes.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for industrial, energy, construction, geomembrane and agricultural applications.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2014	October 31, 2013	$ Change	% Change	October 31, 2014	October 31, 2013	$ Change	% Change
Net sales	$41,249	$40,241	$1,008	3%	$125,755	$111,998	$13,757	12%
Gross profit	7,091	6,354	737	12%	21,492	18,990	2,502	13%
Gross margins	17.2%	15.8%			17.1%	17.0%
Operating expenses	$1,605	$1,113	$492	44%	$4,327	$4,225	$102	2%
Operating expenses as % of sales	3.9%	2.8%			3.4%	3.8%
Operating income	$5,486	$5,241	$245	5%	$17,165	$14,765	$2,400	16%
Operating margins	13.3%	13.0%			13.6%	13.2%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Despite the overall slowness in the agricultural equipment market served by Applied Technology, demand has continued to strengthen for agriculture barrier films used in high-value crop production. The addition of new extrusion capacity in fiscal 2014 was a key factor in meeting demand for these high-tech films. Strength in the construction market and efforts to increase market share have created opportunities to meet shifting market conditions and offset competitive pressures in the energy market. The recent Integra acquisition also positions Engineered Films to adapt to sales channel changes and customers' complex conversion needs emerging in the energy market. This recent acquisition and the combination of Integra’s fabrication and conversion skill sets with Raven’s ability to develop value-added innovative products strengthens Engineered Films' position in the polyethylene film and sheeting industry.

•
Sales volume and selling prices. Third quarter net sales were up 3% to $41.2 million compared to prior year third quarter net sales of $40.2 million. Sales of construction, industrial and geomembrane films increased during the quarter while deliveries of barrier films for specific high-value agriculture applications moderated from the relatively strong levels in the first half of fiscal 2015. For the first nine months of fiscal 2015, net sales were up $13.8 million, or 12%, to $125.8 million compared to $112.0 million of prior year comparative sales. Agricultural and construction market sales led the year-over-year growth, with each market increasing 30%. Sales volume and selling prices for the fiscal 2015 nine-month period were up 5% and 7%, respectively, compared to the prior-year periods.

•
Gross margins. For the three- and nine-month periods, margins were consistent at about 17%, continuing the trend of higher gross margins than the second half of fiscal 2014. These margins reflect the impact of overall selling prices rising, higher sales of more profitable value-added films, and continued operating improvements and leveraging the Company's reclaim production line.

•
Operating expenses. Third quarter operating expenses as a percentage of net sales increased to 3.9% compared to 2.8% in the prior year three-month period. Higher selling expenses drove the quarter-over-quarter increase. Year-to-date

#17

operating expenses as a percentage of net sales decreased to 3.4% compared to 3.8% in the prior year due to relatively flat spending at higher sales levels.

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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2014	October 31, 2013	$ Change	% Change	October 31, 2014	October 31, 2013	$ Change	% Change
Net sales	$19,257	$24,269	$(5,012)	(21)%	$56,179	$66,706	$(10,527)	(16)%
Gross profit	4,517	4,729	(212)	(4)%	10,700	11,339	(639)	(6)%
Gross margins	23.5%	19.5%			19.0%	17.0%
Operating expenses	$1,490	$2,015	$(525)	(26)%	$6,034	$5,855	$179	3%
Operating expenses as % of sales	7.7%	8.3%			10.7%	8.8%
Operating income	$3,027	$2,714	$313	12%	$4,666	$5,484	$(818)	(15)%
Operating margins	15.7%	11.2%			8.3%	8.2%

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

•
Sales volumes. Net sales for the current quarter did not reach last year's third quarter levels, declining 21% from $24.3 million to $19.3 million. Year-to-date sales were $56.2 million, down $10.5 million, a year-over-year decrease of 16%. The primary drivers of the sales declines for the quarter and year-to-date were lower sales of parachutes and planned declines in avionics sales and other contract manufacturing sales. These decreases were partially offset by higher Vista revenues for support activities under existing contracts and increased aerostat product and service revenues associated with a government contract. Project Loon sales for the third quarter were down as anticipated; however, these sales for the first nine-months of fiscal 2015 were up over 50% from the fiscal 2014 nine-month period.

•
Proprietary revenues. As discussed previously, Aerostar's growth strategy centers on proprietary products. For the fiscal 2015 nine-month period, revenues for proprietary products were $33.3 million; a $7.1 million, or 27%, increase from the prior year period while contract manufacturing revenues declined $17.6 million, or 44%, from $40.5 million to $22.9 million.

•
Gross Margins. For the three-month period, margins increased four percentage points compared to the prior year period.   Fiscal 2015 third quarter results were favorably impacted by additional proprietary revenues, including Vista radar sales that normally carry higher margins, and recognition of a $0.4 million gain on the settlement of a tethered aerostat insurance claim.

•
Operating expenses. Third quarter operating expense was $1.5 million, or 7.7% of net sales, a decrease from 8.3% of net sales in the third quarter of fiscal 2014. Year-to-date operating expense as a percentage of net sales was 10.7%, up from 8.8% in the prior year period. While operating spending has been constrained beginning in the second quarter, strategic spending such as R&D spending associated with Project Loon and Vista radar solutions as well as business development

#18

costs associated with international aerostat opportunities over lower sales volumes drove the percentage higher in the current year.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2014	October 31, 2013	October 31, 2014	October 31, 2013
Administrative expenses	$4,935	$4,949	$15,690	$14,730
Administrative expenses as a % of sales	5.4%	4.7%	5.4%	4.9%
Other (expense), net	$(72)	$(43)	$(210)	$(460)
Effective tax rate	32.6%	32.0%	31.2%	32.3%

Administrative expenses for the three-month period ended October 31, 2014 were down slightly compared to the three-month period ended October 31, 2014. The flat fiscal 2015 third quarter expense reflects the Company's cost control measures put in place starting in the fiscal 2015 second quarter to manage expenses with the anticipated lower sales levels. Year-to-date administration expenses were up $1.0 million, or 7%, compared to the prior year due to higher depreciation charges associated with the now-completed renovation of the Company's headquarters and expenses related to acquisition and integration costs.

Other (expense), net consists mainly of activity related to the Company's equity investment, interest income and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate decreased to 31.2% compared to 32.3% in the prior year due to recognition of a $0.7 million R&D tax credit in the fiscal 2015 second quarter based upon a tax study undertaken in July for fiscal years 2011 to 2014.

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

While Raven is facing marketplace challenges in the remaining fiscal 2015, the Company continues to pursue its long-term objectives:

•	Measurably growing revenues from situational awareness and lighter-than-air product lines;

•	Driving Applied Technology through international market expansion, new products and broadening OEM relationships;

•	Bringing high-value plastic film applications to Engineered Films markets; and

•	Rebalancing the organization, reducing costs and actively managing the business for success.

For the fiscal 2015 fourth quarter, management expects:

•	The impact of the acquisition of Integra to be accretive to earnings per share and higher operating income contributions from Engineered Films compared to the fiscal 2014 fourth quarter;

•	Aerostar to continue to move away from contract manufacturing, with lower revenues, but higher profits due to its proprietary products; and

•	Difficult market conditions in Applied Technology.

Management does not believe, however, that growth in Engineered Films and Aerostar will be sufficient to offset the expected continued declines in sales and operating income from Applied Technology. As a result, Raven does not anticipate profit growth in the fiscal 2015 fourth quarter as compared to the year-ago period.

#19

To better prepare the Applied Technology Division for the persistent headwinds in the precision ag equipment market and align the division for long-term growth, Raven has:

•	Initiated the exit of its non-strategic St. Louis, Mo., contract manufacturing facility-a process expected to take six months;

•	Reduced its international sales infrastructure and scaled back marketing initiatives;

•	Lowered general manufacturing overhead; and

•	Sharpened its R&D focus on products that strengthen core product lines and OEM relationships.

These targeted actions, necessary given market conditions, are expected to drive $7 million in annual savings while preserving key investments in research and development.

Going forward, Raven will invest more aggressively in Aerostar and Engineered Films to drive rebalancing the Company's profit mix. As part of this strategy Raven will: stay focused on profitable opportunities in its existing three operating divisions; invest in organic growth throughout all; enhance Raven’s existing product lines through quality and competitiveness; and put the balance sheet to work by making sound investments. Raven is committed to strengthening its overall business, ultimately creating an even healthier corporation to drive long-term success.

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

Cash and cash equivalents totaled $66.4 million at October 31, 2014, an increase of $13.4 million from $53.0 million at January 31, 2014. The comparable balance one year earlier was $48.6 million. The increase was driven by positive working capital cash flows from operating activities, partially offset by cash outflow for dividends paid to shareholders, capital expenditures and acquisition payments.

Raven had an uncollateralized credit agreement (the Credit Agreement) providing a $10.5 million line of credit expiring November 30, 2014. There was no outstanding balance under the line of credit at October 31, 2014. The line of credit is reduced by outstanding letters of credit totaling $0.9 million as of October 31, 2014.

On November 19, 2014 the Credit Agreement was amended and extended through November 30, 2016. The amendment included the addition of a provision requiring Raven to maintain a current ratio (defined as total current assets divided by total current liabilities) not less than 2.0 to 1.0 at each fiscal quarter end. All other terms and conditions of the Credit Agreement remained in effect.

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

Cash provided by operating activities was $45.7 million for the first nine months of fiscal 2015 compared with $37.2 million in the first nine months of fiscal 2014. The increase in operating cash flows is the result of less cash consumed by the change in accounts receivable and inventory. These increases were partially offset by lower company earnings. While the Company's earnings were lower, these earnings reflected the impact of higher depreciation and amortization expense.

#20

Changes in inventory and accounts receivable generated $4.9 million of cash in the first nine months of fiscal 2015 compared to consuming $13.0 million one year ago. The Company's inventory turnover rate decreased from the prior year due to higher average inventory levels at Engineered Films (trailing 12-month inventory turn of 5.0X in fiscal 2015 versus 5.3X in fiscal 2014). Inventory levels have decreased from $54.9 million at January 31, 2014 to $51.8 million at October 31, 2014. Cash collections continue to be efficient as the trailing 12 months days sales outstanding was 52 days at October 31, 2014 and 51 days at October 31, 2013.

Investing Activities
Cash used in investing activities totaled $18.1 million in the first nine months of fiscal 2015 compared to $24.5 million in the first nine months of fiscal 2014. Capital expenditures totaled $12.8 million in the first nine months of fiscal 2015 compared to $23.9 million in the first nine months of fiscal 2014. The change from the prior year includes lower spending as a result of completion of the renovation of the Company's headquarters earlier this year. Fiscal 2014 spending for expansion of Engineered Films’ capacity was also higher and this expansion is expected to continue. Management anticipates fiscal 2015 capital spending of about $18-20 million.

Net capital outlay related to the SBG business acquisitions was $4.7 million during fiscal 2015. Management will evaluate strategic acquisitions that result in expanded capabilities and solidify competitive advantages.

Financing Activities
Cash used in financing activities was $14.0 million for the nine months ended October 31, 2014 compared to $13.3 million one year ago. Dividends of $13.6 million, or 37.0 cents per share, were paid to Raven shareholders in the current year compared to dividends of $13.1 million, or 36.0 cents per share in the prior year. During the nine months ended October 31, 2014 and October 31, 2013, the Company made payments of $0.5 million and $0.4 million, respectively, on acquisition-related contingent liabilities.

Long-term debt of $0.6 million, consisting of a bank note and debts to the former owners assumed in the acquisition of SBG, was repaid in fiscal 2015. There was no SBG bank debt outstanding at October 31, 2014.

Fiscal 2015 Fourth Quarter Cash Considerations
As previously discussed, the Company acquired Integra Plastics, Inc. on November 3, 2014. As part of the transaction, the Company paid $9.4 million in cash and assumed debt of approximately $11 million consisting of an outstanding balance under a line of credit and long-term construction debt. The Company is in the processes of paying off the existing line of credit and will evaluate using existing cash balances to pay off some or all the outstanding construction debt.

Also the Company announced that its board of directors has authorized a $40 million stock buyback program. The authorized repurchases will be made from time to time in open market transactions. The timing, volume and nature of share repurchases will be at the sole discretion of management, dependent on market conditions, applicable securities laws and other factors, and may be suspended or discontinued at any time. No assurance can be given that any particular amount of common stock will be repurchased.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Except as described above, there have been no material changes since the fiscal year ended January 31, 2014.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
During the three and nine months ended October 31, 2014 there were no accounting pronouncements adopted or effective that are of significance, or potential significance, to the Company.

Pending Accounting Standards
In August 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (ASU 2014-15). The amendments in ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 requires certain financial statement disclosures when there is "substantial doubt about the entity's ability to continue as a going concern" within one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance to have any impact on its consolidated financial statements or disclosures.

In June 2014 the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" (ASU 2014-12). ASU 2014-12 affects entities that grant their employees stock-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and specifies that a reporting entity should apply existing guidance in FASB Accounting Standards Codification (ASC) Topic 718 as it relates to awards with performance conditions that affect vesting to account for such

#21

awards. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company does not believe the guidance applies to any awards that have been granted under the Company's share-based compensation plan. Accordingly, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective for the Company for fiscal 2018 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position or results of operations.

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

#22

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of October 31, 2014. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

As of October 31, 2014, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

#23

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

24

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Thomas Iacarella
Thomas Iacarella
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 26, 2014

#25