Form 10-Q
period 2015-04-30
RAVEN INDUSTRIES INC
filed 2015-05-29
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 26, 2015 there were 37,800,845 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	April 30, 2015	January 31, 2015	April 30, 2014
ASSETS
Current assets
Cash and cash equivalents	$47,452	$51,949	$63,402
Short-term investments	250	250	250
Accounts receivable, net	45,233	56,576	55,255
Inventories	58,981	55,152	55,066
Deferred income taxes	3,581	3,958	3,410
Other current assets	6,361	3,094	4,115
Total current assets	161,858	170,979	181,498

Property, plant and equipment, net	118,429	117,513	96,745
Goodwill	52,216	52,148	22,274
Amortizable intangible assets, net	17,735	18,490	7,808
Other assets, net	4,359	3,743	3,752
TOTAL ASSETS	$354,597	$362,873	$312,077

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,123	$11,545	$11,294
Accrued liabilities	16,735	19,187	20,651
Customer advances	1,008	1,111	1,489
Total current liabilities	26,866	31,843	33,434

Other liabilities	25,581	25,793	19,399

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 66,999; 66,947; and 65,326, respectively	66,999	66,947	65,326
Paid-in capital	53,275	53,237	11,603
Retained earnings	244,055	244,180	237,662
Accumulated other comprehensive loss	(5,863)	(5,849)	(2,081)
Treasury stock at cost; 29,047; 28,897; and 28,897 shares, respectively	(56,406)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	302,060	305,153	259,148
Noncontrolling interest	90	84	96
Total shareholders' equity	302,150	305,237	259,244
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$354,597	$362,873	$312,077

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Dollars in thousands, except per-share data)	April 30, 2015	April 30, 2014
Net sales	$70,273	$102,510
Cost of sales	49,914	70,744
Gross profit	20,359	31,766

Research and development expenses	3,536	4,972
Selling, general, and administrative expenses	9,609	10,262
Operating income	7,214	16,532

Other (expense), net	(44)	(79)
Income before income taxes	7,170	16,453

Income taxes	2,309	5,419
Net income	4,861	11,034

Net income (loss) attributable to the noncontrolling interest	6	(4)

Net income attributable to Raven Industries, Inc.	$4,855	$11,038

Net income per common share:
─ Basic	$0.13	$0.30
─ Diluted	$0.13	$0.30

Cash dividends paid per common share	$0.13	$0.12

Comprehensive income:
Net income	$4,861	$11,034

Other comprehensive income (loss), net of tax:
Foreign currency translation	(69)	74
Postretirement benefits, net of income tax benefit of $29 and $14, respectively	55	24
Other comprehensive (loss) income, net of tax	(14)	98

Comprehensive income	4,847	11,132

Comprehensive income (loss) attributable to noncontrolling interest	6	(4)

Comprehensive income attributable to Raven Industries, Inc.	$4,841	$11,136

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2014	$65,318	$10,556	28,897	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income (loss)	—	—	—	—	11,038	—	11,038	(4)	11,034
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	74	74	—	74
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $14	—	—	—	—	—	24	24	—	24
Cash dividends ($0.12 per share)	—	34	—	—	(4,405)	—	(4,371)	—	(4,371)
Shares issued on stock options exercised, net of shares withheld for employee taxes	8	22	—	—	—	—	30	—	30
Share-based compensation	—	991	—	—	—	—	991	—	991
Balance April 30, 2014	$65,326	$11,603	28,897	$(53,362)	$237,662	$(2,081)	$259,148	$96	$259,244

Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	4,855	—	4,855	6	4,861
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(69)	(69)	—	(69)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $29	—	—	—	—	—	55	55	—	55
Cash dividends ($0.13 per share)	—	40	—	—	(4,980)	—	(4,940)	—	(4,940)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	150	(3,044)	—	—	(3,044)	—	(3,044)
Share-based compensation	—	752	—	—	—	—	752	—	752
Income tax impact related to share-based compensation	—	(229)	—	—	—	—	(229)	—	(229)
Balance April 30, 2015	$66,999	$53,275	29,047	$(56,406)	$244,055	$(5,863)	$302,060	$90	$302,150

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in thousands)	April 30, 2015	April 30, 2014
OPERATING ACTIVITIES:
Net income	$4,861	$11,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,363	4,115
Change in fair value of acquisition-related contingent consideration	212	155
(Income) loss from equity investment	(2)	19
Deferred income taxes	110	(1,046)
Share-based compensation expense	752	991
Change in operating assets and liabilities:
Accounts receivable	10,756	(579)
Inventories	(4,496)	(188)
Other assets	(3,218)	(1,947)
Operating liabilities	(4,105)	5,613
Other operating activities, net	(210)	11
Net cash provided by operating activities	9,023	18,178

INVESTING ACTIVITIES:
Capital expenditures	(5,000)	(2,900)
Receipts related to business acquisitions	351	—
Other investing activities, net	216	(112)
Net cash used in investing activities	(4,433)	(3,012)

FINANCING ACTIVITIES:
Dividends paid	(4,940)	(4,371)
Payments for common shares repurchased	(2,563)	—
Payments of acquisition-related contingent liability	(614)	(454)
Debt issuance costs paid	(454)	—
Restricted stock units vested and issued	(458)	—
Employee stock option exercises net of tax benefit	—	30
Other financing activities, net	(15)	—
Net cash used in financing activities	(9,044)	(4,795)

Effect of exchange rate changes on cash	(43)	44

Net (decrease) increase in cash and cash equivalents	(4,497)	10,415
Cash and cash equivalents at beginning of year	51,949	52,987
Cash and cash equivalents at end of period	$47,452	$63,402

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, and military/aerospace markets. The Company is comprised of three unique operating units, or divisions, classified into reportable segments: Applied Technology, Engineered Films, and Aerostar.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016. The January 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prospectively adopted the straight-line method of depreciation for manufacturing equipment, office equipment, and furniture and fixtures placed in service on or after February 1, 2015. This change was made as a straight-line method of depreciation more accurately reflects the economic consumption of these assets than did the accelerated method previously used. This prospective change in the depreciation method did not have a material effect on the Company’s financial position or results of operations for the first quarter of fiscal 2016.

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015

(3) NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding which includes the shares issuable upon exercise of employee stock options (net of shares assumed purchased with the option proceeds), stock units, and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method.

#7

(Dollars in thousands, except per-share amounts)

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended
	April 30, 2015	April 30, 2014
Anti-dilutive options and restricted stock units	1,103,707	257,216

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2015	April 30, 2014
Numerator:
Net income attributable to Raven Industries, Inc.	$4,855	$11,038

Denominator:
Weighted average common shares outstanding	38,000,775	36,425,706
Weighted average stock units outstanding	69,492	71,711
Denominator for basic calculation	38,070,267	36,497,417

Weighted average common shares outstanding	38,000,775	36,425,706
Weighted average stock units outstanding	69,492	71,711
Dilutive impact of stock options and restricted stock units	131,637	230,906
Denominator for diluted calculation	38,201,904	36,728,323

Net income per share - basic	$0.13	$0.30
Net income per share - diluted	$0.13	$0.30

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2015	January 31, 2015	April 30, 2014
Accounts receivable, net:
Trade accounts	$45,686	$56,895	$55,574
Allowance for doubtful accounts	(453)	(319)	(319)
	$45,233	$56,576	$55,255

Inventories:
Finished goods	$9,127	$8,127	$6,995
In process	2,533	1,317	1,822
Materials	47,321	45,708	46,249
	$58,981	$55,152	$55,066

Other current assets:
Insurance policy benefit	$683	$733	$808
Federal tax receivable	—	713	—
Receivable from sale of business	789	—	—
Prepaid expenses and other	4,889	1,648	3,307
	$6,361	$3,094	$4,115

Property, plant and equipment, net:
Held for use:
Land	$3,246	$3,246	$2,077
Buildings and improvements	78,661	78,140	66,787
Machinery and equipment	135,154	131,766	115,997
Accumulated depreciation	(99,538)	(96,545)	(88,116)
	$117,523	$116,607	$96,745

Held for sale:
Land	$11	$11	$—
Buildings and improvements	1,522	1,522	—
Accumulated depreciation	(627)	(627)	—
	906	906	—
	$118,429	$117,513	$96,745

Other assets, net:
Investment in affiliate	$3,095	$3,217	$3,541
Other, net	1,264	526	211
	$4,359	$3,743	$3,752

Accrued liabilities:
Salaries and related	$3,035	$4,063	$2,517
Benefits	4,655	5,001	5,579
Insurance obligations	1,629	1,590	1,642
Warranties	2,285	3,120	2,654
Income taxes	1,824	536	5,424
Other taxes	936	1,240	1,014
Acquisition-related contingent consideration	938	1,375	628
Other	1,433	2,262	1,193
	$16,735	$19,187	$20,651

Other liabilities:
Postretirement benefits	$11,976	$11,812	$8,068
Acquisition-related contingent consideration	3,046	3,631	2,056
Deferred income taxes	7,278	7,091	2,531
Uncertain tax positions	3,281	3,259	6,744
	$25,581	$25,793	$19,399

#9

(Dollars in thousands, except per-share amounts)

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Integra
Related to the fourth quarter fiscal 2015 acquisition of Integra Plastics, Inc. (Integra), the Company received $351 in settlement of the working capital adjustment to the purchase price and finalized deferred tax calculations in fiscal 2016 first quarter. These transactions resulted in an adjustment of about $20 to the purchase price allocation. As of as April 30, 2015, the purchase price valuation was $48,262 with fair value of goodwill of $27,422. None of this goodwill is tax deductible.

Acquisition-related contingent consideration
The Company has contingent liabilities related to prior year acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista in 2012 . In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. The fair value of this contingent consideration was $1,410, of which $287 was classified as "Accrued liabilities" and $1,123 was classified as "Other liabilities" in the Consolidated Balance Sheet for the period ended April 30, 2015. The Company paid $29 in earn-out payments in the three months ended April 30, 2015.

Related to the acquisition of Vista Research, Inc. (Vista) in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. The fair value of this contingent consideration, estimated using forecasted discounted cash flows, is presented in the Consolidated Balance Sheets for the period ended April 30, 2015 and 2014, respectively. At April 30, 2015 the fair value of this contingent consideration was $2,571, of which $648 was classified in "Accrued liabilities" and $1,923 as "Other liabilities". At April 30, 2014, the fair value of this contingent consideration was $2,594, of which $538 was classified as "Accrued liabilities" and $2,056 as "Other liabilities". The Company paid $585 and $454 in the three-month periods ended April 30, 2015 and 2014, respectively.

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2015	April 30, 2014
Service cost	$108	$49
Interest cost	105	91
Amortization of actuarial losses	84	38
Net periodic benefit cost	$297	$178

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2015	April 30, 2014
Beginning balance	$3,120	$2,525
Accrual for warranties	359	741
Settlements made	(1,194)	(612)
Ending balance	$2,285	$2,654

#10

(Dollars in thousands, except per-share amounts)

(8) FINANCING ARRANGEMENTS

On April 15, 2015 the Company's uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 and maturing on November 30, 2016 was terminated upon the Company's entering into a new credit facility.

This new credit facility, the Credit Agreement dated as of April 15, 2015 among Raven Industries, Inc., JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement), provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Debt issuance costs associated with this Credit Agreement were $554 as of April 30, 2015.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation and amortization as defined in the Credit Agreement. $125,000 was available under the Credit Agreement for borrowings as of April 30, 2015. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity of administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Letters of credit totaling $850, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company is in the process of moving these outstanding letters of credit under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under either credit agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q.

(9) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes and tax benefits on qualified production activities. The Company’s tax rate for the three-month periods ended April 30, 2015 and 2014 were 32.2% and 32.9%, respectively.

As of April 30, 2015, undistributed earnings of approximately $1,800 of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $270 net of foreign tax credits.

(10) RESTRUCTURING COSTS

On March 10, 2015, the Company announced and implemented a restructuring plan to further lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were heavily weighted to Applied Technology as a result of the significant decline in this business and the expectation of continued end-market weakness for this division. This action was taken in addition to a preemptive restructuring of the Engineered Films Division taken in the fourth quarter of fiscal 2015 to address the expected decline in demand in the energy sector as the result of falling oil prices, as well as the Applied Technology restructuring announced in November 2014.

The Company incurred $477 of restructuring costs for severance benefits in the three-months ended April 30, 2015 of which $55 was unpaid as of April 30, 2015. The Company reported $393 of this expense in cost of sales and the remaining $84 in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive income. Substantially all of these restructuring costs related to the Applied Technology Division. The Company incurred no restructuring costs in the three-month period ended April 30, 2014.

Subsequent to the end of fiscal 2015, the Company announced that Applied Technology's remaining contract manufacturing operations in the St. Louis, Missouri area had been successfully sold and transferred. The exit activities related to this sale and

#11

(Dollars in thousands, except per-share amounts)

transfer were substantially completed during the first quarter. There were no impairments recorded as a result of the exit activity and a $364 gain on sale was recorded in the three-month period ended April 30, 2015. Receivables for inventory and estimated future royalties pursuant to the sale agreements were $789 and were reflected in "Other current assets" in the Consolidated Balance Sheet at April 30, 2015.

(11) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were $4,940, or 13.0 cents per share during the three months ended April 30, 2015 and $4,371, or 12.0 cents per share during the three months ended April 30, 2014.

On November 30, 2014 the Company announced that its Board of Directors had authorized a $40,000 stock buyback program. The remaining dollar value that may be purchased under the plan at April 30, 2015 is $36,956.

(12) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the three months ended April 30, 2015 and April 30, 2014.

Stock Option Awards
The Company granted 280,200 and 194,900 non-qualified stock options during the three-month periods ended April 30, 2015 and April 30, 2014, respectively. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Three Months Ended
	April 30, 2015	April 30, 2014
Risk-free interest rate	1.34%	1.32%
Expected dividend yield	2.59%	1.53%
Expected volatility factor	36.81%	38.65%
Expected option term (in years)	3.75	4.00

Weighted average grant date fair value	$4.78	$9.18

Restricted Stock Unit Awards (RSUs)
The Company granted 19,250 and 19,040 time-vested RSUs to employees in the three-month periods ended April 30, 2015 and 2014, respectively. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. The grant date fair value per share of the time-vested RSUs granted during the three months ended April 30, 2015 and 2014 was $20.10 and $32.75, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the three-month periods ended April 30, 2015 and 2014. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2016 and 2015 grant is based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

#12

(Dollars in thousands, except per-share amounts)

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the three-month periods ended April 30, 2015 and 2014, the Company granted 66,330 and 54,490 performance-based RSUs, respectively. The grant date fair value per share of these performance-based RSUs was $20.10 and $32.75, respectively.

(13) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on common technologies, production methods, and inventories. Raven's reportable segments are Applied Technology Division, Engineered Films Division, and Aerostar Division. The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2015	April 30, 2014
Net sales
Applied Technology Division	$32,410	$46,288
Engineered Films Division	31,321	42,207
Aerostar Division	6,554	17,665
Intersegment eliminations (a)	(12)	(3,650)
Consolidated net sales	$70,273	$102,510

Operating income
Applied Technology Division	$8,741	$15,856
Engineered Films Division	4,471	5,863
Aerostar Division	(853)	11
Intersegment eliminations (a)	59	62
Total reportable segment income	12,418	21,792
Administrative and general expenses	(5,204)	(5,260)
Consolidated operating income	$7,214	$16,532
(a) Fiscal 2016 intersegment sales were primarily sales from Engineered Films to Aerostar. Fiscal 2015 intersegment sales were comprised primarily of contract manufacturing sales from Aerostar to Applied Technology.

(14) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively or retrospectively. Early adoption is permitted. The Company elected to prospectively early adopt ASU 2015-04. The Company's Plan that provides postretirement medical and other benefits, further described in Note 6

#13

(Dollars in thousands, except per-share amounts)

Employee Postretirement Benefits, did not have an event occur that would trigger a remeasurement in current period; therefore, the early adoption of this guidance did not have any impact on the Company's consolidated financial statements or results of operations for the period.

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs"(ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with a credit facility discussed further in Note 8 Financing Arrangements have been presented as prescribed by ASU 2015-03.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, this guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. This guidance became effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, disclosures, or results of operations for the period.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in first quarter fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, disclosures, or results of operations for the period.

Pending Accounting Standards
In April 2015 the Financial Accounting Standards Board FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). The amendments in ASU 2015-05 clarifies existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 adds guidance to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The amendments are to be applied retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements or results of operations.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or using a modified retrospective approach. The Company is evaluating the impact of this guidance on its consolidated legal entities and on its consolidated financial position, results of operations, or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods

#14

(Dollars in thousands, except per-share amounts)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended January 31, 2015. There have been no material changes to the Company's critical accounting policies discussed therein.

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, aerospace, and situational awareness markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division, Engineered Films Division, and Aerostar Division. As strategic actions have changed the Company’s business over the last several years, Raven has remained committed to providing high-quality, high-value products. The Company’s performance reflects our ongoing adjustment to conditions and opportunities.

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

Information reported as net sales excluding contract manufacturing sales on both a consolidated and segment basis, exclude sales generated from contract manufacturing activities and do not conform to generally accepted accounting principles (GAAP). These non-GAAP measures should not be construed as an alternative to the reported results determined in accordance with GAAP. Management has included this non-GAAP information to assist in understanding the operating performance of the Company and its operating segments as well as the comparability of results. This non-GAAP information provided may not be consistent with the methodologies used by other companies. All non-GAAP information is reconciled with reported GAAP results in the tables that follow.
Vision and Strategy
At Raven, our purpose is to solve great challenges. Great challenges require great solutions. Raven’s three unique divisions share resources, ideas and a passion to create technology that helps the world grow more food, produce more energy, protect the environment, and live safely.

#15

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

The following discussion highlights the consolidated operating results for the fiscal first quarters ended April 30, 2015 and 2014. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2015	April 30, 2014	% Change
Net sales	$70,273	$102,510	(31.4)%
Gross profit	20,359	31,766	(35.9)%
Gross margins(a)	29.0%	31.0%
Operating income	$7,214	$16,532	(56.4)%
Operating margins	10.3%	16.1%
Net income attributable to Raven Industries, Inc.	$4,855	$11,038	(56.0)%
Diluted earnings per share	$0.13	$0.30

Consolidated net sales excluding contract manufacturing sales (b)	$68,171	$96,164	(29.1)%

Operating cash flow	$9,023	$18,178
Capital expenditures	$(5,000)	$(2,900)
Cash dividends	$(4,940)	$(4,371)

(a)The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

(b)Non-GAAP measure reconciled to GAAP in the following table.

#16

The following table reconciles the reported net sales to adjusted sales, a non-GAAP financial measure. Adjusted sales exclude contract manufacturing and represent the Company's sales from proprietary products.

	Three Months Ended
(dollars in thousands)	April 30, 2015	April 30, 2014	% Change
Applied Technology
Reported net sales	$32,410	$46,288	(30.0)%
Less: Contract manufacturing sales	547	1,515	(63.9)%
Applied Technology net sales, excluding contract manufacturing sales	$31,863	$44,773	(28.8)%

Aerostar
Reported net sales	$6,554	$17,665	(62.9)%
Less: Contract manufacturing sales	1,555	8,217	(81.1)%
Aerostar net sales, excluding contract manufacturing sales	$4,999	$9,448	(47.1)%

Consolidated Raven
Reported net sales	$70,273	$102,510	(31.4)%
Less: Contract manufacturing sales	2,102	9,732	(78.4)%
Plus: Aerostar sales to Applied Technology	—	3,386	(100.0)%
Consolidated net sales, excluding contract manufacturing sales	$68,171	$96,164	(29.1)%

For the fiscal 2016 first quarter, net sales were $70.3 million, down $32.2 million, or 31.4%, from $102.5 million in the comparative period last year. The Company's operating income was $7.2 million, down $9.3 million, or 56.4% from $16.5 million in first quarter fiscal 2015. All divisions reported lower net sales and operating income. The decline was principally due to weakness in Applied Technology and Engineered Films as each division is facing weak end-market demand conditions. For Aerostar, the timing of orders and contract wins relative to the prior year within the Vista radar business, lower volumes of stratospheric balloon sales, and the planned exit of contract manufacturing business led to lower sales and operating income. The Company is completing the exit of low-growth contract manufacturing business and is working to grow its strategic proprietary product sales both organically and through acquisition. In the first quarter of fiscal 2016, net sales excluding contract manufacturing sales decreased $28.0 million, or 29.1%, to $68.2 million as compared to $96.2 million in the prior year first quarter.

Engineered Films' fiscal 2016 first quarter net sales decreased $10.9 million, or 25.8%, compared to fiscal 2015 first quarter, primarily driven by markedly lower energy market demand. Operating income decreased 23.7% compared to the prior year. While value engineering efforts, pricing discipline, and favorable raw material comparisons benefited operating income, they were not enough to offset the impact of lower volume.

Applied Technology's fiscal 2016 first quarter net sales decreased $13.9 million, or 30.0%, compared to the fiscal 2015 first quarter. The decline in sales was driven by a significant contraction in end-market demand. Sales to both original equipment manufacturer (OEM) and aftermarket customers declined by approximately 43% and 29%, respectively. Domestic and international sales declined by similar amounts during the quarter. Excluding contract manufacturing sales, Applied Technology’s net sales for the quarter were down $12.9 million, or 28.8%, to $31.9 million as compared to $44.8 million in the prior year. Operating income decreased $7.1 million, or 44.9%, in the fiscal 2016 first quarter. The decline in operating income was primarily due to lower volume, offset somewhat by savings from cost reduction actions taken during the quarter.

Aerostar’s fiscal 2016 first quarter net sales net sales decreased $11.1 million, or 62.9%, compared to fiscal 2015 first quarter due primarily to a planned shift away from Aerostar's contract manufacturing business. In addition, the timing of contract wins within Vista and lower sales of stratospheric balloons also contributed to the decline in sales for the division. Excluding contract manufacturing sales, Aerostar's net sales were down $4.4 million, or 47.1%, to $5.0 million as compared to $9.4 million in the prior year. Operating income decreased nearly $0.9 million from the prior year quarter, primarily due to lower sales volume of proprietary products.

#17

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs, and improve yields for the global agriculture market.

	Three Months Ended
(dollars in thousands)	April 30, 2015	April 30, 2014	$ Change	% Change
Net sales	$32,410	$46,288	$(13,878)	(30.0)%
Gross profit	13,251	21,588	(8,337)	(38.6)%
Gross margins	40.9%	46.6%
Operating expenses	$4,510	$5,732	$(1,222)	(21.3)%
Operating expenses as % of sales	13.9%	12.4%
Operating income	$8,741	$15,856	$(7,115)	(44.9)%
Operating margins	27.0%	34.3%

Applied Technology net sales, excluding contract manufacturing sales	$31,863	$44,773	$(12,910)	(28.8)%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Deteriorating conditions in the agriculture market put pressure on Applied Technology during the first quarter of fiscal 2016. End-market demand has deteriorated from the beginning of the year and we believe these conditions will be continue through our fiscal year 2016, and may persist well into next year. Corn prices have continued to slide since the beginning of the year and are now at 8-year lows. Farmer sentiment is weak and productivity investments are being delayed. Demand for high value Ag equipment such as sprayers, combines and high horse power tractors have been hit the hardest. With the world’s population growing toward nine billion and income growth in emerging economies, greater demand for food will ultimately support healthy growth.

•
Sales volume. First quarter fiscal 2016 net sales decreased $13.9 million, or 30%, to $32.4 million compared to $46.3 million in the prior year first quarter. Deteriorating demand in end markets across most of Applied Technology’s product lines were partially offset by sales contributed by SBG. The sales decline was driven by contraction in both the OEM and aftermarket segments sales for fiscal 2016 first quarter, which were down about 43% and 29%, respectively during the quarter.

•
Strategic Sales. Applied Technology’s net sales, excluding contract manufacturing sales, for fiscal 2016 first quarter were $31.9 million, a decrease of $12.9 million, or 28.8%, compared to fiscal 2015 first quarter net sales, excluding contract manufacturing sales of $44.8 million.

•
International sales. For the three-month period, international sales totaled $8.9 million, down 6.2% from the prior year comparative period. Lower sales in Brazil and Canada were the main drivers of the decline, partially offset by $3.5 million of European revenues from the acquisition of SBG in fiscal 2015 second quarter. International sales represented 27% of segment revenue for the quarter compared to 20% in the prior year comparative period. Stronger volumes for SBG sales are typical in the first quarter of the fiscal year.

•
Gross margins. Gross margins decreased to 40.9% for the three months ended April 30, 2015 from 46.6% for the three months ended April 30, 2014. Lower net sales and lower production levels contributed to these lower margins.

•
Restructuring expenses. First quarter fiscal 2016 restructuring costs included severance and other related exit activity totaling $0.4 million. This cost was offset by substantial completion of the St. Louis contract manufacturing exit activities during the first quarter. There were no impairments recorded as a result of the exit of this business and a $0.4 million gain was recorded in the three-month period ended April 30, 2015. No restructuring or exit costs were incurred in the three-month period ended April 30, 2014.

•
Operating expenses. Fiscal 2016 first quarter operating expense as a percentage of net sales was 13.9%, up from 12.4% in the prior year first quarter. Lower spending levels in both research and development (R&D) and selling expense as a result of the costs savings initiatives were not enough to offset the lower sales volumes. The Company continues to invest in research and development efforts to drive innovation and product differentiation for when end-market conditions improve.

#18

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

The Company acquired Integra Plastics, Inc. (Integra) in a merger that was effective November 3, 2014. This acquisition expanded Engineered Films’ production capacity, broadened its product offerings, and enhanced current converting capabilities. Adding Integra's fabrication and conversion skill sets with Raven's ability to develop value-added innovative products enhances customer service and expands the converting capabilities of the division.

	Three Months Ended
(dollars in thousands)	April 30, 2015	April 30, 2014	$ Change	% Change
Net sales	$31,321	$42,207	$(10,886)	(25.8)%
Gross profit	6,278	7,201	(923)	(12.8)%
Gross margins	20.0%	17.1%
Operating expenses	$1,807	$1,338	$469	35.1%
Operating expenses as % of sales	5.8%	3.2%
Operating income	$4,471	$5,863	$(1,392)	(23.7)%
Operating margins	14.3%	13.9%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. The fiscal 2015 acquisition of Integra better positions Engineered Films to adapt to sales channel changes and customers' complex conversion needs emerging in the energy market. The decline in oil prices has resulted in land-based rig counts decreasing about 50% year-over-year, significantly decreasing demand for films in the energy market. While the decline in oil prices has reduced demand for products in the energy market, it has also led to favorable raw material cost comparisons versus the prior year. Despite the overall contraction in demand in the agricultural equipment market served by Applied Technology, demand has continued to strengthen for agriculture barrier films used in high-value crop production.

•
Sales volume and selling prices. First quarter net sales were down 25.8% to $31.3 million compared to prior year first quarter net sales of $42.2 million. The decline in sales was driven primarily by a sharp decline in energy market sales of approximately 75%. The remaining markets were slightly up in the first quarter of fiscal 2015 compared to the prior year first quarter. Sales volume for the fiscal 2016 three-month period was down 31.4% and average selling prices for the same period were up approximately 8% compared to the prior year period.

•
Gross margins. For the three-month period, margins of 20% continued the trend of higher gross margins that started during the second half of fiscal 2015. These margins reflect the impact of value engineering, pricing discipline, and favorable raw material cost comparisons.

•
Operating expenses. Fiscal 2016 first quarter operating expense as a percentage of net sales was 5.8% compared to 3.2% in the prior year three-month period. Higher selling expense due to increased expenses associated with the Integra acquisition over lower sales volumes increased operating expense as a percentage of sales.

Aerostar
Aerostar serves aerospace and situational awareness markets and produces products as a contract manufacturing services provider. These contract manufacturing products have included military parachutes, uniforms, and protective wear as well as electronics manufacturing services. Aerostar designs and manufactures proprietary products including stratospheric balloons, tethered aerostats, and radar processing systems into the aerospace and situational awareness markets. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Like Applied Technology, Aerostar has largely completed its planned exit of low-growth contract manufacturing business to focus on growing strategic proprietary product sales.
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

#19

	Three Months Ended
(dollars in thousands)	April 30, 2015	April 30, 2014	$ Change	% Change
Net sales	$6,554	$17,665	$(11,111)	(62.9)%
Gross profit	771	2,915	(2,144)	(73.6)%
Gross margins	11.8%	16.5%
Operating expenses	$1,624	$2,904	$(1,280)	(44.1)%
Operating expenses as % of sales	24.8%	16.4%
Operating (loss) income	$(853)	$11	$(864)	(7,854.5)%
Operating margins	(13.0)%	0.1%

Aerostar net sales, excluding contract manufacturing sales	4,999	9,448	$(4,449)	(47.1)%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Certain of Aerostar's markets are subject to significant variability due to U.S. federal spending. Uncertain demand in these markets continues in fiscal 2016. Aerostar’s growth strategy emphasizes proprietary products and its focus is on proprietary technology including advanced radar systems, stratospheric balloons, and sales of aerostats in international markets. Aerostar is pioneering leading-edge applications of its high-altitude balloons in collaboration with Google on Project Loon, a program to provide high-speed wireless Internet accessibility and telecommunications to rural, remote, and under-served areas of the world.

•
Sales volumes. Net sales for the current quarter did not reach last year's first quarter levels, declining 62.9% from $17.7 million to $6.6 million. The decline was the result of both lower sales of proprietary products and the planned reduction in contract manufacturing sales. Contract manufacturing revenues declined $6.7 million, or 81.1%, from $8.2 million to $1.6 million.

•
Proprietary revenues. As discussed previously, Aerostar's growth strategy centers on proprietary products. For the fiscal 2016 first quarter, revenues for proprietary products were $5.0 million; a $4.4 million, or 47%, decrease from the prior year first quarter. Sales of proprietary products were impacted partially by the timing of orders and contract wins relative to the prior year within the Vista radar business and lower volumes of stratospheric balloons.

•
Gross Margins. For the three-month period, margins decreased 4.7 percentage points compared to the prior year period.   Fiscal 2016 first quarter results were negatively impacted by lower proprietary revenues, including Vista radar sales that normally carry higher margins.

•
Operating expenses. First quarter operating expense was $1.6 million, a decrease from $2.9 million, compared to the first quarter of fiscal 2015. Operating spending was constrained beginning in the second quarter of fiscal 2015, driving lower spending levels the fiscal 2016 first quarter.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2015	April 30, 2014
Administrative expenses	$5,204	$5,260
Administrative expenses as a % of sales	7.4%	5.1%
Other (expense), net	$(44)	$(79)
Effective tax rate	32.2%	32.9%

Administrative spending for the three-month period ended April 30, 2015 was down slightly compared to the three-month period ended April 30, 2014. This first quarter expense reflects the Company's cost control measures put in place starting in the fiscal 2015 second quarter to manage expenses relative to anticipated lower sales levels. These costs savings were offset by expenses related to acquisition and integration activity and, along with the lower sales levels, resulted in these expenses being 7.4% of sales for the current quarter as compared to 5.1% for the prior year quarter.

Other income (expense), net consists primarily of activity related to the Company's equity investment, interest income, and foreign currency transaction gains or losses.

#20

The Company's fiscal 2016 first quarter effective tax rate decreased to 32.2% compared to 32.9% in the prior year due to lower pre-tax income in the current fiscal year and the geographic mix of earnings.

OUTLOOK

At Raven our enduring success is built on our ability to balance the Company’s purpose and core values with necessary shifts in business strategy demanded by an ever-changing world.

For Applied Technology, end-market demand has deteriorated since the beginning of the year and the Company believes conditions will remain challenging throughout fiscal 2016, and may persist well into fiscal 2017. Corn prices continue to slide and are at 8-year lows. Farmer sentiment is weak and productivity investments are being delayed. As a result, the Company is reducing its cost structure while preserving its investments in research and development to maintain its commitment to long-term growth through new product innovation.

For Engineered Films, while oil prices have rebounded somewhat lately, the dramatic decline in oil prices continues to impact rig counts and oil well completion rates continue to decline. As a result, Engineered Films is not anticipating a quick recovery, rather a slow and more measured return in demand. Despite the favorable raw material cost comparisons for Engineered Films as a whole, the Company faces significant headwinds in the energy market. The second half of the fiscal year should be stronger than the first half, but will likely be down around the 50 percent level given where rig counts are today.

For Aerostar, the second half of the year is the seasonally-stronger half for proprietary products and the Company expects momentum to build throughout the year. With the exit of low-growth contract manufacturing business complete, Aerostar continues to develop new opportunities and make progress on key strategic programs relating to both radar and stratospheric balloon opportunities.

Completion of the planned run-off of the contract manufacturing business in both Applied Technology and Aerostar allows the Company to focus on growing strategic product sales both organically and through acquisition. Further, the challenges in agriculture have given the Company an opportunity to rebalance the profit mix by aggressively growing Engineered Films and Aerostar and that is a goal moving forward. As the Company transforms and evolves to capitalize on key growth opportunities, investment focus is on essential strategic initiatives that will directly fuel growth while continuing to reduce operating expenses.

In addition to two restructuring actions taken in fiscal 2015, on March 10, 2015 the Company announced and implemented a $13.0 million restructuring plan to further lower Raven’s cost structure. The cost reductions covered all divisions and included the corporate offices, but were heavily weighted to Applied Technology. These robust cost reduction measures will greatly benefit the year and help increase the Company’s profit margin percentages in the quarters ahead; however, the Company did not realize the full benefit of these actions in the fiscal 2016 first quarter due to timing and associated one-time costs.

In aggregate, more than half of the Company’s consolidated businesses are facing severe end-market demand challenges. As a result, the Company does not expect consolidated sales to grow over the prior fiscal year. The Company has adjusted its cost structure for the current level of demand and continues to look for opportunities to reduce expenses and further optimize our structure as necessary. While current end-market conditions are not conducive to growth, the Company believes in the long-term fundamentals of the markets it serves. Management is committed and confident that the Company will return to the growth rates consistent with its strategic objectives when commodity market conditions cycle in our favor. In the short term, the Company will continue to manage expenses, work diligently on margin improvement initiatives, and take the necessary actions to preserve the core capabilities of the organization. The Company will continue to focus on pursuing additional market share gains and leveraging its innovative culture to introduce value-added product offerings to each of our core markets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing, and financing activities.

The Company's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

#21

Cash and cash equivalents totaled $47.5 million at April 30, 2015, a decrease of $4.4 million from $51.9 million at January 31, 2015. The comparable balance one year earlier was $63.4 million. The decrease from fiscal year-end was driven by increased working capital cash outflows and cash outflow for shares repurchased under the authorized $40.0 million buyback plan.

At April 30, 2015 the Company held cash and cash equivalents of $4.9 million and $0.3 million of short-term investments in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $1.8 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.3 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

The Company entered into a new credit agreement dated April 15, 2015. This new agreement (Credit Agreement), more fully described in Note 8 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings against the Credit Agreement in the fiscal quarter ended April 30, 2015 or outstanding balance under the Credit Agreement at April 30, 2015.

Letters of credit totaling $0.9 million as of April 30, 2015, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company is in the process of moving these outstanding letters of credit under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement.

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

Changes in inventory and accounts receivable generated $6.2 million of cash in the first three months of fiscal 2016 compared to consuming $0.8 million one year ago. Inventory levels have increased from $55.2 million at January 31, 2015 to $59.0 million at April 30, 2015. The Company's inventory turnover rate decreased from the prior year primarily due to higher average inventory levels at Engineered Films (trailing 12-month inventory turn of 4.5X in fiscal 2016 versus 5.1X in fiscal 2015). Inventory levels have increased as Engineered Films inventory levels were impacted by the recent acquisition of Integra together with advance production of grain covers for sale in future quarters. From an accounts receivable perspective, the end-market strategy for the energy market will continue to impact accounts receivable by stretching out cash collections and increase days sales outstanding during fiscal 2016. The trailing 12 months days sales outstanding was 55 days at April 30, 2015 and 50 days at April 30, 2014.

Investing Activities
Cash used in investing activities totaled $4.4 million in the first three months of fiscal 2016 compared to $3.0 million in the first three months of fiscal 2015. Capital expenditures totaled $5.0 million in the first three months of fiscal 2016 compared to $2.9 million in the first three months of fiscal 2015. The fiscal 2016 first quarter spending primarily relates to Engineered Films capacity expansion.

Management anticipates fiscal 2016 capital spending to be in the range of approximately $13-15 million. Expansion of Engineered Films' capacity and Applied Technology's capital spending to advance product development are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Cash inflow related to business acquisitions during the first quarter of fiscal 2016 related to the Company receiving a $0.4 million settlement of the working capital adjustment to the Integra purchase price.

Financing Activities
Cash used in financing activities was $9.0 million for the three months ended April 30, 2015 compared to $4.8 million one year ago. Dividends of $4.9 million, or 13.0 cents per share, were paid to Raven shareholders in the current year compared to dividends of $4.4 million, or 12.0 cents per share in the prior year. During the three months ended April 30, 2015 and April 30, 2014, the Company made payments of $0.6 million and $0.5 million, respectively, on acquisition-related contingent liabilities.

The Company began purchasing common shares as part of the $40.0 million share repurchase plan authorized in by the Company’s Board of Directors in fiscal 2015. During first quarter of fiscal 2016, the Company paid $2.6 million for share purchases settled. No shares were repurchased during first quarter of fiscal 2015.

#22

During three months ended April 30, 2015, the Company paid $0.5 million of debt issuance costs associated with the new Credit Agreement previously discussed. No debt issuance costs were paid during the three months ended April 30, 2014.

Financing cash outflows in the fiscal 2016 first quarter included a decrease for the employee taxes paid in relation to net settlement of restricted stock units (RSUs) that vested during the period. No RSUs vested in the first quarter of fiscal 2015.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Except as described above, there have been no material changes since the fiscal year ended January 31, 2015.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively or retrospectively. Early adoption is permitted. The Company elected to prospectively early adopt ASU 2015-04. The Company's Plan that provides postretirement medical and other benefits, further described in Note 6 Employee Postretirement Benefits, did not have an event occur that would trigger a remeasurement in current period; therefore, the early adoption of this guidance did not have any impact on the Company's consolidated financial statements or results of operations for the period.

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs"(ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with a credit facility discussed further in Note 8 Financing Arrangements have been presented as prescribed by ASU 2015-03.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, this guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. This guidance became effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, disclosures, or results of operations for the period.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in first quarter fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, disclosures, or results of operations for the period.

#23

Pending Accounting Standards
In April 2015 the Financial Accounting Standards Board FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). The amendments in ASU 2015-05 clarifies existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 adds guidance to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The amendments are to be applied retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements or results of operations.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or using a modified retrospective approach. The Company is evaluating the impact of this guidance on its consolidated legal entities and on its consolidated financial position, results of operations, or cash flows

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective for the Company for fiscal 2018 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the method of adoption and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position and results of operations.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2015 under Item 1A.

#24

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of April 30, 2015. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

As of April 30, 2015, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date.

Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:
The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period

#25

(Dollars in thousands, except per-share amounts)

to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
On November 3, 2014, the Company announced that its Board of Directors had authorized a $40.0 million stock buyback program.

The Company made purchases of its own equity securities during first quarter of 2016 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan(a)	Weighted average price paid per share (or unit)	Total amount purchased including commissions(b)	Dollar value of shares (or units) that may be purchased under the plan
February 1 to February 28, 2015	—	$—	$—	$40,000,000
March 1 to March 31, 2015	49,700	20.59	1,024,440	38,975,560
April 1 to April 30, 2015	99,659	20.25	2,019,616	36,955,944
Total	149,359	20.36	3,044,056
(a) Includes purchase of 24,059 shares not settled as of April 30, 2015.
(b) Includes $481,372 payable on trades not settled as of April 30, 2015.

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

10.1
Credit Agreement dated April 15, 2015, by and between Raven Industries, Inc. and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, JPMorgan Chase Bank National Association, as Administrative Agent, and JP Morgan Securities LLC and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed April 16, 2015).

10.2
Guaranty dated April 15, 2015, made by each of the Guarantors (Raven Industries, Inc., Aerostar International, Inc., Vista Research, Inc., and Integra Plastics, Inc.) in favor of JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the guaranteed parties (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed April 16, 2015).

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

26

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 29, 2015

#27