Form 10-Q
period 2015-07-31
RAVEN INDUSTRIES INC
filed 2015-08-28
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 25, 2015 there were 37,303,276 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	July 31, 2015	January 31, 2015	July 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$47,302	$51,949	$62,161
Short-term investments	250	250	250
Accounts receivable, net	39,889	56,576	52,453
Inventories	54,066	55,152	51,256
Deferred income taxes	3,539	3,958	3,406
Other current assets	3,808	3,094	5,751
Total current assets	148,854	170,979	175,277

Property, plant and equipment, net	118,291	117,513	97,806
Goodwill	52,198	52,148	25,420
Amortizable intangible assets, net	17,148	18,490	9,514
Other assets, net	4,139	3,743	3,858
TOTAL ASSETS	$340,630	$362,873	$311,875

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,958	$11,545	$9,483
Accrued liabilities	14,049	19,187	15,276
Customer advances	1,043	1,111	1,697
Total current liabilities	22,050	31,843	26,456

Other liabilities	24,244	25,793	21,138

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,006; 66,947; and 65,376, respectively	67,006	66,947	65,376
Paid-in capital	53,909	53,237	13,505
Retained earnings	243,310	244,180	240,971
Accumulated other comprehensive loss	(5,822)	(5,849)	(2,254)
Treasury stock at cost, 29,447; 28,897; and 28,897 shares, respectively	(64,187)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	294,216	305,153	264,236
Noncontrolling interest	120	84	45
Total shareholders' equity	294,336	305,237	264,281
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$340,630	$362,873	$311,875

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per-share data)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Net sales	$67,518	$94,485	$137,791	$196,995
Cost of sales	49,660	68,827	99,574	139,571
Gross profit	17,858	25,658	38,217	57,424

Research and development expenses	3,216	4,385	6,752	9,357
Selling, general, and administrative expenses	8,213	10,577	17,822	20,839
Operating income	6,429	10,696	13,643	27,228

Other (expense), net	(266)	(59)	(310)	(138)
Income before income taxes	6,163	10,637	13,333	27,090

Income taxes	1,942	2,890	4,251	8,309
Net income	4,221	7,747	9,082	18,781

Net income attributable to the noncontrolling interest	30	28	36	24

Net income attributable to Raven Industries, Inc.	$4,191	$7,719	$9,046	$18,757

Net income per common share:
─ Basic	$0.11	$0.21	$0.24	$0.51
─ Diluted	$0.11	$0.21	$0.24	$0.51

Cash dividends paid per common share	$0.13	$0.12	$0.26	$0.24

Comprehensive income:
Net income	$4,221	$7,747	$9,082	$18,781

Other comprehensive income (loss), net of tax:
Foreign currency translation	(105)	(199)	(174)	(125)
Postretirement benefits, net of income tax (expense) benefit of $(62), $12, $(33), and $26, respectively	146	26	201	50
Other comprehensive income (loss), net of tax	41	(173)	27	(75)

Comprehensive income	4,262	7,574	9,109	18,706

Comprehensive income attributable to noncontrolling interest	30	28	36	24

Comprehensive income attributable to Raven Industries, Inc.	$4,232	$7,546	$9,073	$18,682

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2014	$65,318	$10,556	28,897	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income	—	—	—	—	18,757	—	18,757	24	18,781
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(125)	(125)	—	(125)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $26	—	—	—	—	—	50	50	—	50
Cash dividends ($0.24 per share)	—	68	—	—	(8,815)	—	(8,747)	—	(8,747)
Dividends of less than wholly-owned subsidiary attributable to non-controlling interest	—	—	—	—	—	—	—	(79)	(79)
Director shares issued	18	(18)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	40	418	—	—	—	—	458	—	458
Share-based compensation	—	2,428	—	—	—	—	2,428	—	2,428
Tax benefit from exercise of stock options	—	53	—	—	—	—	53	—	53
Balance July 31, 2014	$65,376	$13,505	28,897	$(53,362)	$240,971	$(2,254)	$264,236	$45	$264,281

Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	9,046	—	9,046	36	9,082
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(174)	(174)	—	(174)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($33)	—	—	—	—	—	201	201	—	201
Cash dividends ($0.26 per share)	—	82	—	—	(9,916)	—	(9,834)	—	(9,834)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	550	(10,825)	—	—	(10,825)	—	(10,825)
Share-based compensation	—	1,436	—	—	—	—	1,436	—	1,436
Income tax impact related to share-based compensation	—	(267)	—	—	—	—	(267)	—	(267)
Balance July 31, 2015	$67,006	$53,909	29,447	$(64,187)	$243,310	$(5,822)	$294,216	$120	$294,336

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Dollars in thousands)	July 31, 2015	July 31, 2014
OPERATING ACTIVITIES:
Net income	$9,082	$18,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,782	8,373
Change in fair value of acquisition-related contingent consideration	405	363
Loss from equity investment	73	57
Deferred income taxes	(1,301)	(1,769)
Share-based compensation expense	1,436	2,428
Change in operating assets and liabilities:
Accounts receivable	15,824	4,383
Inventories	(559)	3,967
Other assets	(714)	(1,689)
Operating liabilities	(9,090)	(3,863)
Other operating activities, net	(237)	7
Net cash provided by operating activities	23,701	31,038

INVESTING ACTIVITIES:
Capital expenditures	(7,333)	(7,297)
Proceeds (payments) related to business acquisitions	351	(4,711)
Proceeds from sale of assets	1,542	—
Other investing activities, net	(391)	(432)
Net cash used in investing activities	(5,831)	(12,440)

FINANCING ACTIVITIES:
Dividends paid	(9,834)	(8,826)
Payments for common shares repurchased	(10,825)	—
Payments of acquisition-related debt	—	(638)
Payments of acquisition-related contingent liability	(735)	(454)
Debt issuance costs paid	(548)	—
Restricted stock units vested and issued	(458)	—
Employee stock option exercises net of tax benefit	(85)	511
Other financing activities, net	(15)	—
Net cash used in financing activities	(22,500)	(9,407)

Effect of exchange rate changes on cash	(17)	(17)

Net (decrease) increase in cash and cash equivalents	(4,647)	9,174
Cash and cash equivalents at beginning of year	51,949	52,987
Cash and cash equivalents at end of period	$47,302	$62,161

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim six-month period ended July 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016. The January 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prospectively adopted the straight-line method of depreciation for manufacturing equipment, office equipment, and furniture and fixtures placed in service on or after February 1, 2015. This change was made as a straight-line method of depreciation more accurately reflects the economic consumption of these assets than did the accelerated method previously used. This prospective change in the depreciation method did not have a material effect on the Company’s financial position or results of operations for the three- or six-month periods ended July 31, 2015.

As described in Note 1 Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

As a result of changes in market conditions indicating that goodwill might be impaired, the Company performed a Step 1 impairment analysis using fair value techniques on the Engineered Films reporting unit as of July 31, 2015. The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50,700 or 37.2% and that the Step 1 test was passed at July 31, 2015. No impairments were recorded in the three- and six-months periods ended July 31, 2015 or 2014.

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

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Anti-dilutive options and restricted stock units	1,207,761	623,658	1,156,704	502,950

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Numerator:
Net income attributable to Raven Industries, Inc.	$4,191	$7,719	$9,046	$18,757

Denominator:
Weighted average common shares outstanding	37,659,107	36,462,600	37,829,941	36,444,153
Weighted average stock units outstanding	91,831	68,414	80,661	70,063
Denominator for basic calculation	37,750,938	36,531,014	37,910,602	36,514,216

Weighted average common shares outstanding	37,659,107	36,462,600	37,829,941	36,444,153
Weighted average stock units outstanding	91,831	68,414	80,661	70,063
Dilutive impact of stock options and restricted stock units	76,662	203,703	80,688	213,502
Denominator for diluted calculation	37,827,600	36,734,717	37,991,290	36,727,718

Net income per share - basic	$0.11	$0.21	$0.24	$0.51
Net income per share - diluted	$0.11	$0.21	$0.24	$0.51

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2015	January 31, 2015	July 31, 2014
Accounts receivable, net:
Trade accounts	$40,370	$56,895	$52,797
Allowance for doubtful accounts	(481)	(319)	(344)
	$39,889	$56,576	$52,453

Inventories:
Finished goods	$6,657	$8,127	$7,098
In process	3,957	1,317	1,694
Materials	43,452	45,708	42,464
	$54,066	$55,152	$51,256

Other current assets:
Insurance policy benefit	$637	$733	$876
Federal tax receivable	—	713	1,826
Receivable from sale of business	830	—	—
Prepaid expenses and other	2,341	1,648	3,049
	$3,808	$3,094	$5,751

Property, plant and equipment, net:
Held for use:
Land	$2,921	$3,246	$2,077
Buildings and improvements	76,697	78,140	68,439
Machinery and equipment	136,666	131,766	118,833
Accumulated depreciation	(99,346)	(96,545)	(91,543)
	$116,938	$116,607	$97,806

Held for sale:
Land	$324	$11	$—
Buildings and improvements	2,597	1,522	—
Machinery and equipment	639	—	—
Accumulated depreciation	(2,207)	(627)	—
	1,353	906	—
	$118,291	$117,513	$97,806

Other assets, net:
Investment in affiliate	$2,896	$3,217	$3,380
Other, net	1,243	526	478
	$4,139	$3,743	$3,858

Accrued liabilities:
Salaries and related	$2,031	$4,063	$2,115
Benefits	4,315	5,001	5,261
Insurance obligations	1,702	1,590	1,443
Warranties	1,752	3,120	2,617
Income taxes	1,108	536	133
Other taxes	1,031	1,240	983
Acquisition-related contingent consideration	1,028	1,375	919
Other	1,082	2,262	1,805
	$14,049	$19,187	$15,276

Other liabilities:
Postretirement benefits	$12,151	$11,812	$8,166
Acquisition-related contingent consideration	3,049	3,631	3,682
Deferred income taxes	5,764	7,091	2,172
Uncertain tax positions	3,280	3,259	7,118
	$24,244	$25,793	$21,138

#9

(Dollars in thousands, except per-share amounts)

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Integra
Related to the fourth quarter fiscal 2015 acquisition of Integra Plastics, Inc. (Integra), the Company received $351 in settlement of the working capital adjustment to the purchase price and finalized deferred tax calculations in fiscal 2016 first quarter. These transactions resulted in an adjustment of about $20 to the purchase price allocation. As of as July 31, 2015, the purchase price valuation was $48,262 with fair value of goodwill of $27,422. None of this goodwill is tax deductible.

Acquisition-related contingent consideration
The Company has contingent liabilities related to prior year acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista in 2012 . In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At July 31, 2015, the fair value of this contingent consideration was $1,325, of which $310 was classified as "Accrued liabilities" and $1,015 was classified as "Other liabilities" in the Consolidated Balance Sheets. At July 31, 2014, the fair value of this contingent consideration was $1,661, of which $152 was classified as "Accrued liabilities" and $1,509 as "Other liabilities." The Company paid $121 and $150 in earn-out payments in the three- and six-month periods ended July 31, 2015. There were no earn-out payments in the three- or six-month periods ended July 31, 2014.

Related to the acquisition of Vista Research, Inc. (Vista) in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. The fair value of this contingent consideration is estimated using forecasted discounted cash flows. At July 31, 2015 the fair value of this contingent consideration was $2,720, of which $686 was classified in "Accrued liabilities" and $2,034 as "Other liabilities" in the Consolidated Balance Sheets. At July 31, 2014 the fair value of this contingent consideration was $2,745, of which $569 was classified as "Accrued liabilities" and $2,176 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $585 and $454 in the six-month periods ended July 31, 2015 and 2014, respectively. The Company made no earn-out payments in the three-month periods ended July 31, 2015 or 2014, respectively.

(6) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. The components of net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Service cost	$108	$49	$216	$98
Interest cost	105	92	210	183
Amortization of actuarial losses	84	38	168	76
Net periodic benefit cost	$297	$179	$594	$357

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

(7) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Beginning balance	$2,285	$2,654	$3,120	$2,525
Accrual for warranties	389	648	748	1,389
Settlements made	(922)	(685)	(2,116)	(1,297)
Ending balance	$1,752	$2,617	$1,752	$2,617

#10

(Dollars in thousands, except per-share amounts)

(8) FINANCING ARRANGEMENTS

On April 15, 2015 the Company's uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 and maturing on November 30, 2016 was terminated upon the Company's entering into a new credit facility.

This new credit facility, the Credit Agreement dated as of April 15, 2015 among Raven Industries, Inc., JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement), provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Debt issuance costs associated with this Credit Agreement were $549 as of July 31, 2015.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. $125,000 was available under the Credit Agreement for borrowings as of July 31, 2015. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

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

(9) CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that ultimate outcome of these matters is not expected to be significant to the Company’s results of operations, financial position or cash flows.

(10) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes and tax benefits on qualified production activities. The Company’s tax rates for the three-month periods ended July 31, 2015 and 2014 were 31.5% and 27.2%, respectively. The Company’s tax rates for the six-month periods ended July 31, 2015 and 2014 were 31.9% and 30.7%, respectively. The fiscal 2015 rates include the impact of recognition of a $709 research and development tax credit in the fiscal second quarter based upon a tax study undertaken for fiscal years 2011 through 2014.

As of July 31, 2015, undistributed earnings of approximately $2,000 of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $310 net of foreign tax credits.

(11) RESTRUCTURING COSTS

On March 10, 2015 the Company announced and implemented a restructuring plan to further lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were heavily weighted to Applied Technology as a result of the significant decline in this business and the expectation of continued end-market weakness for this division. This action was taken in addition to a preemptive restructuring of the Engineered Films Division taken in the fourth quarter of fiscal 2015 to address the expected decline in demand in the energy sector as the result of falling oil prices, as well as the Applied Technology restructuring announced in November 2014.

#11

(Dollars in thousands, except per-share amounts)

The Company incurred restructuring costs for severance benefits of $111 and $588, respectively, in the three- and six-month periods ended July 31, 2015. There were no unpaid costs at July 31, 2015. The Company reported $407 of this expense in cost of sales and the remaining $181 in selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Substantially all of these restructuring costs related to the Applied Technology Division. The Company incurred no restructuring costs in the three- or six-month periods ended July 31, 2014.

Subsequent to the end of fiscal 2015, the Company announced that Applied Technology's remaining contract manufacturing operations in the St. Louis, Missouri area had been successfully sold and transferred. The exit activities related to this sale and transfer were substantially completed during the first quarter. There were no impairments recorded as a result of the exit activity and gains of $247 and $611 were recorded in the three- and six-month periods ended July 31, 2015. Receivables for inventory and estimated future royalties pursuant to the sale agreements were $827 and were reflected in "Other current assets" in the Consolidated Balance Sheet at July 31, 2015.

(12) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders for the three and six months ended July 31, 2015 were $4,894 and $9,834, or 13.0 cents and 26.0 cents per share, respectively. Dividends paid to Raven shareholders for the three and six months ended July 31, 2014 were $4,376 and $8,747, or 12.0 cents and 24.0 cents per share, respectively.

On November 30, 2014 the Company announced that its Board of Directors had authorized a $40,000 stock buyback program. The remaining dollar value that may be purchased under the plan at July 31, 2015 is $29,175.

(13) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the six months ended July 31, 2015 and July 31, 2014.

Stock Option Awards
The Company granted 9,400 and 289,600 non-qualified stock options during the three- and six-month periods ended July 31, 2015, respectively. The Company granted 194,900 non-qualified stock options during the six-month period ended July 31, 2014. None of these options were granted during the three-months ended July 31, 2014. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Six Months Ended
	July 31, 2015	July 31, 2014
Risk-free interest rate	1.33%	1.32%
Expected dividend yield	2.59%	1.53%
Expected volatility factor	36.81%	38.65%
Expected option term (in years)	3.75	4.00

Weighted average grant date fair value	$4.77	$9.18

Restricted Stock Unit Awards (RSUs)
The Company granted 19,250 and 19,040 time-vested RSUs to employees in the six-month periods ended July 31, 2015 and 2014, respectively. None of these awards were granted during the three-month periods ended July 31, 2015 or July 31, 2014. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The grant date fair value per share of the time-vested RSUs granted during the six months ended July 31, 2015 and 2014 was $20.10 and $32.75, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

#12

(Dollars in thousands, except per-share amounts)

The Company also granted performance-based RSUs in the six-month periods ended July 31, 2015. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2016 and 2015 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the six-month periods ended July 31, 2015 and 2014, the Company granted 68,570 and 54,490 performance-based RSUs, respectively. 2,240 performance-based RSUs were granted in the three-month period ended July 31, 2015 but none were granted in the three-month period ended July 31, 2014. The weighted average grant date fair value per share of these performance-based RSUs was $20.10 and $32.75, respectively.

(14) SEGMENT REPORTING

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

Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Net sales
Applied Technology Division	$20,411	$36,247	$52,821	$82,535
Engineered Films Division	35,789	42,299	67,110	84,506
Aerostar Division	11,328	19,257	17,882	36,922
Intersegment eliminations (a)	(10)	(3,318)	(22)	(6,968)
Consolidated net sales	$67,518	$94,485	$137,791	$196,995

Operating income
Applied Technology Division (b)	$4,041	$8,829	$12,782	$24,685
Engineered Films Division	5,365	5,816	9,836	11,679
Aerostar Division (c)	1,314	1,628	461	1,639
Intersegment eliminations (a)	25	(82)	84	(20)
Total reportable segment income	10,745	16,191	23,163	37,983
Administrative and general expenses	(4,316)	(5,495)	(9,520)	(10,755)
Consolidated operating income	$6,429	$10,696	$13,643	$27,228
(a) Fiscal 2016 intersegment sales were primarily sales from Engineered Films to Aerostar. Fiscal 2015 intersegment sales were comprised primarily of contract manufacturing sales from Aerostar to Applied Technology.
(b) Includes gains of $247 and $611 for the three- and six-month periods ended July 31, 2015, respectively, on disposal of assets related to the exit of contract manufacturing operations.
(c) Includes $(70) loss for both the three- and six-month periods ended July 31, 2015 on disposal of an idle manufacturing plant held for sale.

(15) SUBSEQUENT EVENT

On August 25, 2015 the Personnel and Compensation Committee of the Company’s Board of Directors approved changes to the Company’s postretirement benefit plan that provides medical and certain other benefits. Under the amendment, certain current

#13

(Dollars in thousands, except per-share amounts)

senior executives became ineligible for plan benefits. These changes to the plan constitute a curtailment and will be accounted for as such based on a remeasurement of the expected benefit obligation. The remeasurement will be undertaken in the fiscal 2016 third quarter to determine the impact of the plan changes on the Company’s consolidated financial position and results of operations. Such changes are expected to reduce net periodic benefit costs for the current fiscal year by approximately $165.

(16) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively. Early adoption is permitted. In the fiscal 2016 first quarter the Company elected to early adopt ASU 2015-04 and apply it on a prospective basis. The Company's Plan that provides postretirement medical and other benefits, further described in Note 6 Employee Postretirement Benefits, did not have an event occur that would trigger a remeasurement in the period of adoption; therefore, the early adoption of this guidance in fiscal 2016 first quarter did not have any impact on the Company's consolidated financial statements or results of operations for the period.

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with a credit facility discussed further in Note 8 Financing Arrangements have been presented as prescribed by ASU 2015-03.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, this guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. This guidance became effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in first and second quarter fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

#14

(Dollars in thousands, except per-share amounts)

New Accounting Standards not yet adopted
In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11). The amendments in ASU 2015-11 clarifies an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In April 2015 the Financial Accounting Standards Board FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 adds guidance to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The amendments maybe applied prospectively to all arrangements entered into or materially altered after the effective date or retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position, results of operations, and cash flows.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or using a modified retrospective approach. The Company is evaluating the impact of this guidance on its consolidated legal entities and on its consolidated financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB approved a one-year deferral of the effective date and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

#15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q and the Company's Annual Report on Form 10-K for the year ended January 31, 2015.

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

#16

The following discussion highlights the consolidated operating results for the three and six months ended July 31, 2015 and 2014. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2015	July 31, 2014	% Change	July 31, 2015	July 31, 2014	% Change
Net sales	$67,518	$94,485	(28.5)%	$137,791	$196,995	(30.1)%
Gross profit	17,858	25,658	(30.4)%	38,217	57,424	(33.4)%
Gross margins(a)	26.4%	27.2%		27.7%	29.1%
Operating income	$6,429	$10,696	(39.9)%	$13,643	$27,228	(49.9)%
Operating margins	9.5%	11.3%		9.9%	13.8%
Net income attributable to Raven Industries, Inc.	$4,191	$7,719	(45.7)%	$9,046	$18,757	(51.8)%
Diluted earnings per share	$0.11	$0.21		$0.24	$0.51

Consolidated net sales excluding contract manufacturing sales (b)	$65,990	$88,368	(25.3)%	$134,161	$184,532	(27.3)%

Operating cash flow				$23,701	$31,038	(23.6)%
Capital expenditures				$(7,333)	$(7,297)	0.5%
Cash dividends				$(9,834)	$(8,826)	11.4%

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

	Three Months Ended			Six Months Ended
(dollars in thousands)	July 31, 2015	July 31, 2014	% Change	July 31, 2015	July 31, 2014	% Change
Applied Technology
Reported net sales	$20,411	$36,247	(43.7)%	$52,821	$82,535	(36.0)%
Less: Contract manufacturing sales	(1)	1,267	(100.1)%	546	2,782	(80.4)%
Applied Technology net sales, excluding contract manufacturing sales	$20,412	$34,980	(41.6)%	$52,275	$79,753	(34.5)%

Aerostar
Reported net sales	$11,328	$19,257	(41.2)%	$17,882	$36,922	(51.6)%
Less: Contract manufacturing sales	1,529	7,817	(80.4)%	3,084	16,034	(80.8)%
Aerostar net sales, excluding contract manufacturing sales	$9,799	$11,440	(14.3)%	$14,798	$20,888	(29.2)%

Consolidated Raven
Reported net sales	$67,518	$94,485	(28.5)%	$137,791	$196,995	(30.1)%
Less: Contract manufacturing sales	1,528	9,084	(83.2)%	3,630	18,816	(80.7)%
Plus: Aerostar sales to Applied Technology	—	2,967	(100.0)%	—	6,353	(100.0)%
Consolidated net sales, excluding contract manufacturing sales	$65,990	$88,368	(25.3)%	$134,161	$184,532	(27.3)%

#17

For the fiscal 2016 second quarter, net sales were $67.5 million, down $27.0 million, or 28.5%, from $94.5 million in the comparative period. The Company's operating income was $6.4 million, down $4.3 million, or 39.9% from $10.7 million in the fiscal 2015 second quarter. All divisions reported lower net sales and operating income. The decline was principally due to weakness in Applied Technology and Engineered Films as each division is facing weak end-market demand conditions. For Aerostar, the timing of orders and contract wins relative to the prior year within the Vista radar business, lower volumes of stratospheric balloon sales, and the planned exit of contract manufacturing business led to lower sales and operating income. In the second quarter of fiscal 2016, net sales excluding contract manufacturing sales decreased $22.4 million, or 25.3%, to $66.0 million as compared to $88.4 million in the prior year second quarter. Net income attributable to Raven decreased $3.5 million from $7.7 million ($0.21 per diluted share) for the fiscal 2015 second quarter to $4.2 million ($0.11 per diluted share) for the fiscal 2016 second quarter.

For the six-month period, net sales were $137.8 million compared to $197.0 million, down 30.1% from one year earlier. The Company’s operating income was $13.6 million, down 49.9% from the prior year period. Like the second quarter results, the fiscal 2016 first half results were heavily impacted by weakness in Applied Technology and Engineered Films due to weak end-market demand conditions and in Aerostar the planned exit of contract manufacturing business and lower sales of proprietary products. For the six-month period, net sales excluding contract manufacturing sales decreased $50.4 million, or 27.3%, to $134.2 million as compared to $184.5 million in the prior year. For the same period, net income attributable to Raven was $9.0 million, or $0.24 per diluted share, down 51.8% from $18.8 million, or $0.51 per diluted share, in fiscal 2015.

Engineered Films’ fiscal 2016 second quarter net sales decreased $6.5 million, or 15.4%, to $35.8 million, compared to the fiscal 2015 second quarter. Fiscal 2016 first half net sales decreased $17.4 million, or 20.6%, to $67.1 million as compared to the prior year. The decline in sales in both periods was driven primarily by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year, partially offset by the benefit to sales due to the acquisition of Integra Plastics, Inc. (Integra).

Engineered Films’ operating income decreased 7.8% and 15.8%, respectively, for the second quarter and year-to-date fiscal 2016 results as compared to the fiscal 2015 comparable periods. While value engineering efforts, favorable raw material comparisons, and expense reductions benefited operating income, they were not enough to offset the impact of lower sales volume.

Applied Technology's fiscal 2016 second quarter net sales decreased $15.8 million, or 43.7%, compared to the fiscal 2015 second quarter and operating income decreased $4.8 million, or 54.2%, to $4.0 million. For the six-month period, net sales declined $29.7 million, or 36.0%, to $52.8 million from $82.5 million and operating income decreased $11.9 million, or 48.2%, to $12.8 million. These declines in sales were driven by a significant contraction in end-market demand. Sales to original equipment manufacturer (OEM) and aftermarket customers declined by 48.8% and 34.3%, respectively, for the three months ended July 31, 2015 and 45.4% and 23.9%, respectively, for the first half of fiscal 2016.

Applied Technology’s operating income decreased 54.2% and 48.2%, respectively, for the second quarter and year-to-date fiscal 2016 results as compared to the fiscal 2015 comparable periods. These declines in operating income were primarily due to lower volume, partially offset by savings from cost reduction actions beginning in March 2015.

Aerostar's fiscal 2016 second quarter net sales were $11.3 million compared to $19.3 million in the fiscal 2015 second quarter, a 41.2% decrease. Fiscal 2016 year-to-date net sales were $17.9 million compared to $36.9 million, down $19.0 million. These net sales decreases were due primarily to a shift away from Aerostar's contract manufacturing business. In addition, the timing of contract wins within Vista and lower sales of stratospheric balloons also contributed to the decline in sales for the division. Excluding contract manufacturing sales, Aerostar's net sales for second quarter fiscal 2016 were down $1.6 million, or 14.3%, to $9.8 million as compared to $11.4 million in the prior year. On a year-to-date basis, Aerostar’s net sales excluding contract manufacturing sales decreased 29.2%, or $6.1 million, to $14.8 million in fiscal 2015.

Aerostar’s operating income decreased by $0.3 million and $1.2 million, respectively, from the prior year quarter and year-to-date results primarily due to the lower sales volume of proprietary products.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs, and improve yields for the global agriculture market.

#18

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2015	July 31, 2014	$ Change	% Change	July 31, 2015	July 31, 2014	$ Change	% Change
Net sales	$20,411	$36,247	$(15,836)	(43.7)%	$52,821	$82,535	$(29,714)	(36.0)%
Gross profit	7,507	15,272	(7,765)	(50.8)%	20,758	36,860	(16,102)	(43.7)%
Gross margins	36.8%	42.1%			39.3%	44.7%
Operating expenses	$3,466	$6,443	$(2,977)	(46.2)%	$7,976	$12,175	$(4,199)	(34.5)%
Operating expenses as % of sales	17.0%	17.8%			15.1%	14.8%
Operating income	$4,041	$8,829	$(4,788)	(54.2)%	$12,782	$24,685	$(11,903)	(48.2)%
Operating margins	19.8%	24.4%			24.2%	29.9%

Applied Technology net sales, excluding contract manufacturing sales	$20,412	$34,980	$(14,568)	(41.6)%	$52,275	$79,753	$(27,478)	(34.5)%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Deteriorating conditions in the agriculture market put pressure on Applied Technology during the first half of fiscal 2016. End-market demand has deteriorated from the beginning of the year and we believe these conditions will continue through our fiscal year 2016, and may persist well into next year. Corn prices have continued to slide since the beginning of the year, despite a short-lived increase during the second quarter, and are at 8-year lows. Farmer sentiment is weak and productivity investments are being delayed. With the world’s population growing toward nine billion and income growth in emerging economies, greater demand for food will ultimately support healthy growth.

•
Sales volume. Second quarter fiscal 2016 net sales decreased $15.8 million, or 43.7%, to $20.4 million compared to $36.2 million in the prior year second quarter. Year-to-date sales declined 36.0% to $52.8 million as compared to $82.5 million in the prior year. Virtually all of Applied Technology’s product lines were impacted by deteriorating end-market demand. The sales decline was driven by this continued lower demand, OEM shutdowns, and customers managing down inventory levels. Sales in the OEM and aftermarket channels were down about 48.8% and 34.3%, respectively, for the fiscal 2016 second quarter and 45.4% and 23.9% for the six months ended July 31, 2015.

•
Strategic Sales. Applied Technology’s net sales, excluding contract manufacturing sales, for fiscal 2016 second quarter were $20.4 million, a decrease of $14.6 million, or 41.6%, compared to fiscal 2015 second quarter net sales, excluding contract manufacturing sales, of $35.0 million. Fiscal 2016 year-to-date net sales, excluding contract manufacturing sales, were $52.3 million compared to $79.8 million in the prior year period, a 34.5% decrease,

•
International sales. For the three-month period, international sales totaled $5.5 million, down 51.3% from the prior year comparative period and represent 27% of segment revenue compared to 31% of segment revenue in the comparative period. Year-to-date international sales totaled $14.4 million, a decrease of $6.4 million from a year ago. Primary drivers of this year-over-year decline were lower sales in Brazil and Canada, partially offset by $3.4 million of European revenue growth due to the acquisition of SBG in fiscal 2015 second quarter. Year-to-date net sales outside the U.S. accounted for 27% of segment sales compared to 25% in the comparable prior year period.

•
Gross margins. Gross margins decreased to 36.8% for the three months ended July 31, 2015 from 42.1% for the three months ended July 31, 2014. Fiscal 2016 first-half gross margins declined to 39.3% from 44.7% in the comparative period in fiscal 2015. Lower sales volumes and a reduced leverage of fixed manufacturing costs contributed to these lower margins.

•
Restructuring expenses. Fiscal 2016 first half results included severance and other related exit activity totaling $0.6 million. These costs were offset by completion of the St. Louis contract manufacturing exit activities. There were no impairments recorded as a result of the exit of this business and gains of $0.2 million and $0.6 million were recorded in the three and six-month periods ended July 31, 2015, respectively. No restructuring or exit costs were incurred in the three- or six-month periods ended July 31, 2014.

•
Operating expenses. Fiscal 2016 second quarter operating expense as a percentage of net sales was 17.0%, down from 17.8% in the prior year second quarter. Year-to-date operating expenses as a percentage of net sales was 15.1% compared to 14.8% for fiscal 2015. Lower spending levels in both research and development (R&D) and selling expense as a result of the costs savings initiatives were not enough to offset the lower sales volumes for the year-to-date comparison. However, operating expenses in the fiscal year 2016 second quarter were 46.2% lower while sales volumes were 43.7% lower.

#19

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

The Company acquired Integra in November 2014. This acquisition expanded Engineered Films’ production capacity, broadened its product offerings, and enhanced converting capabilities. Adding Integra's fabrication and conversion skill sets with Raven's ability to develop value-added innovative products enhanced customer service and expanded the converting capabilities of the division.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2015	July 31, 2014	$ Change	% Change	July 31, 2015	July 31, 2014	$ Change	% Change
Net sales	$35,789	$42,299	$(6,510)	(15.4)%	$67,110	$84,506	$(17,396)	(20.6)%
Gross profit	7,283	7,200	83	1.2%	13,561	14,401	(840)	(5.8)%
Gross margins	20.3%	17.0%			20.2%	17.0%
Operating expenses	$1,918	$1,384	$534	38.6%	$3,725	$2,722	$1,003	36.8%
Operating expenses as % of sales	5.4%	3.3%			5.6%	3.2%
Operating income	$5,365	$5,816	$(451)	(7.8)%	$9,836	$11,679	$(1,843)	(15.8)%
Operating margins	15.0%	13.7%			14.7%	13.8%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. The fiscal 2015 acquisition of Integra better positioned Engineered Films to adapt to sales channel changes and customers' complex conversion needs emerging in the energy market. However, challenging end-market conditions have persisted in Engineered Films' energy market. The decline in oil prices has resulted in land-based rig counts decreasing more than 50% year-over-year, significantly decreasing demand for films in the energy market. While the decline in oil prices has reduced demand for products in the energy market, it has also led to favorable raw material cost comparisons versus the prior year. Despite the overall contraction in demand in the agricultural equipment market served by Applied Technology, demand has continued to strengthen for Engineered Films' agricultural barrier films used in high-value crop production.

•
Sales volume and selling prices. Second quarter net sales were down 15.4% to $35.8 million compared to prior year second quarter net sales of $42.3 million. First half fiscal 2016 net sales were down $17.4 million, or 20.6%, to $67.1 million compared to $84.5 million first half fiscal 2015 net sales. The decline in sales for both periods was driven primarily by sharp declines in energy market sales of approximately 75%. These declines were partially offset by growth in agricultural and construction markets. Sales volume for the fiscal 2016 six-month period was down 26.3% and average selling prices for the same period were up approximately 8% compared to the prior year period.

•
Gross margins. For the three- and six-month periods, margins of 20% continued the trend of higher gross margins that started during the second half of fiscal 2015. These margins reflect the impact of value engineering and favorable raw material cost comparisons.

•
Operating expenses. Second quarter operating expense as a percentage of net sales was 5.4% compared to 3.3% in the prior year three-month period. The year-to-date operating expenses increased similarly compared to the prior year. Higher selling expense due to increased expenses associated with the Integra acquisition over lower sales volumes increased operating expense as a percentage of sales.

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

#20

positions the Company to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista products and services enhance Aerostar’s security solutions.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2015	July 31, 2014	$ Change	% Change	July 31, 2015	July 31, 2014	$ Change	% Change
Net sales	$11,328	$19,257	$(7,929)	(41.2)%	$17,882	$36,922	$(19,040)	(51.6)%
Gross profit	3,043	3,268	(225)	(6.9)%	3,814	6,183	(2,369)	(38.3)%
Gross margins	26.9%	17.0%			21.3%	16.7%
Operating expenses	$1,729	$1,640	$89	5.4%	$3,353	$4,544	$(1,191)	(26.2)%
Operating expenses as % of sales	15.3%	8.5%			18.8%	12.3%
Operating (loss) income	$1,314	$1,628	$(314)	(19.3)%	$461	$1,639	$(1,178)	(71.9)%
Operating margins	11.6%	8.5%			2.6%	4.4%

Aerostar net sales, excluding contract manufacturing sales	$9,799	$11,440	$(1,641)	(14.3)%	14,798	20,888	$(6,090)	(29.2)%

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

•
Sales volumes. Net sales for the current quarter did not reach last year's second quarter levels, declining 41.2% from $19.3 million to $11.3 million. Year-to-date sales were $17.9 million, down $19.0 million, a year-over-year decrease of 51.6%. The decline was the result of both lower sales of proprietary products and the planned reduction in contract manufacturing sales.

•
Proprietary revenues. As discussed previously, Aerostar's growth strategy centers on proprietary products. Fiscal 2016 second quarter proprietary sales included two aerostat system sales associated with a tethered aerostat contract awarded in June 2015. Aerostat sales for the three months ended July 31, 2015 were $3.1 million compared to $1.5 million in the comparable prior year period. For the fiscal 2016 six-month period, revenues for proprietary products were $14.8 million; a $6.1 million, or 29.2%, decrease from the prior year period. Sales of proprietary products were impacted partially by the timing of orders and contract wins relative to the prior year within the Vista radar business and lower volumes of stratospheric balloons.

•
Gross Margins. For the three- and six-month periods, margins increased 9.9 percentage points and 4.6 percentage points, respectively, compared to the prior year period.   The reduction in contract manufacturing business together with higher aerostat sales relative to the prior year primarily drove the margin improvement.

•
Operating expenses. Second quarter operating expense was $1.7 million, or 15.3% of net sales, an increase from 8.5% of net sales in the second quarter of fiscal 2015. Year-to-date operating expense as a percentage of net sales was 18.8%, up from 12.3% in the prior year period. Operating spending was constrained beginning in the second quarter of fiscal 2015, driving lower spending levels the first half of fiscal 2016. Operating expenses for the second quarter of fiscal 2016 includes a loss of $0.1 million on the sale of the Huron, South Dakota facility.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2015	July 31, 2014	July 31, 2015	July 31, 2014
Administrative expenses	$4,316	$5,495	$9,520	$10,755
Administrative expenses as a % of sales	6.4%	5.8%	6.9%	5.5%
Other (expense), net	$(266)	$(59)	$(310)	$(138)
Effective tax rate	31.5%	27.2%	31.9%	30.7%

#21

Administrative spending for the three- and six-month periods ended July 31, 2015 was down $1.2 million as compared to the fiscal 2015 comparable periods. Both fiscal 2016 periods reflect the Company's cost control measures put in place starting in the fiscal 2015 second quarter to manage expenses relative to anticipated lower sales levels, but these costs savings were partially offset by expenses related to acquisition and integration activity. The three months ended July 31, 2015 also include reductions in management incentive and performance-based restricted stock unit expenses based upon the fiscal 2016 results.

Other income (expense), net consists primarily of activity related to the Company's equity investment, interest income and expense, and foreign currency transaction gains or losses.

The Company's fiscal 2016 year-to-date effective tax rate increased to 31.9% compared to 30.7% in the prior year. The fiscal 2015 second quarter included recognition of a $0.7 million R&D tax credit based upon a tax study undertaken for fiscal years 2011 to 2014.

OUTLOOK

At Raven our enduring success is built on our ability to balance the Company’s purpose and core values with necessary shifts in business strategy demanded by an ever-changing world.

For Applied Technology, end-market demand has deteriorated since the beginning of the year and the Company believes conditions will remain challenging throughout fiscal 2016, and persist well into fiscal 2017. Despite a short-lived increase during the fiscal 2016 second quarter, corn prices are at 8-year lows. Management believes it will take time for the market to return a more balanced and stable demand profile where growth in precision agriculture markets can resume. As a result, the Company will continue to be vigilant on expense management, scrutinizing all expenses, managing attrition, and looking for opportunities to further reduce its cost structure. At the same time, management will prudently invest for the future of the business by funding key R&D initiatives and growth-related capital projects to maintain competitive advantage in the marketplace to preserve growth potential when conditions improve.

For Engineered Films, the prolonged, dramatic decline in oil prices continues to impact rig counts and oil well completion rates continue to decline. With oil prices recently testing new lows, Engineered Films is not anticipating a quick recovery. Improvement is most likely delayed until sometime in fiscal 2017, with a strong rebound probably a few years out. Although sales to the remaining markets, in aggregate, are growing, the division faces a sales development challenge due to the depressed energy market. Management continues to invest in and develop new capabilities in the markets Engineered Films serves and internal resources are being realigned to grow these markets at a faster pace.

For Aerostar, the second half of the year is the seasonally-stronger half for proprietary products and the Company expects momentum to build throughout the year. With the exit of low-growth contract manufacturing business complete, Aerostar continues to develop new opportunities and make progress on key strategic programs relating to both radar and stratospheric balloon opportunities. The breakout potential of Project Loon and Vista Research are intact and Aerostar continues to realize meaningful progress and management remains intently focused on successfully executing its strategy regarding these opportunities.

In addition to restructuring actions taken in fiscal 2015, on March 10, 2015 the Company announced and implemented a $13.0 million restructuring plan to further lower Raven’s cost structure. The cost reductions covered all divisions and included the corporate offices, but were heavily weighted to Applied Technology. These cost reduction measures will continue to benefit the year and help protect the Company’s profit margin percentages in the quarters ahead. The Company continues to manage expenses very closely to take additional costs out of the business while continuing to invest for the future through R&D and strategic capital projects.

In aggregate, more than half of the Company’s consolidated businesses continue to face severe end-market demand challenges. These conditions are expected to persist longer than previously anticipated. As a result, the Company does not expect consolidated sales to grow over the prior fiscal year. The Company has adjusted its cost structure and continues to look for opportunities to reduce expenses and further optimize its structure as necessary. While current end-market conditions are not conducive to growth, the Company believes in the long-term fundamentals of the markets it serves. Management is committed and confident that the Company will return to the growth rates consistent with its strategic objectives when commodity market conditions cycle in its favor. In the short term, the Company will continue to manage expenses, work diligently on margin improvement initiatives, and take the necessary actions to preserve the core capabilities of the organization, with focus on the factors in its direct control.

#22

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

Cash and cash equivalents totaled $47.3 million at July 31, 2015, a decrease of $4.6 million from $51.9 million at January 31, 2015. The comparable balance one year earlier was $62.2 million. The decrease from fiscal year-end was driven by increased working capital cash outflows and cash outflow for shares repurchased under the authorized $40.0 million share buyback plan.

At July 31, 2015 the Company held cash and cash equivalents of $4.3 million and $0.3 million of short-term investments in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $2.0 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.3 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 8 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings against the Credit Agreement in the fiscal quarter ended July 31, 2015 or outstanding balance under the Credit Agreement at July 31, 2015.

Letters of credit totaling $0.9 million as of July 31, 2015, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company is in the process of moving these outstanding letters of credit under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement.

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

Cash provided by operating activities was $23.7 million for the first six months of fiscal 2016 compared with $31.0 million in the first six months of fiscal 2015. Changes in inventory and accounts receivable generated $15.3 million of cash in the first six months of fiscal 2016 compared to generating $8.4 million one year ago. Inventory levels have decreased from $55.2 million at January 31, 2015 to $54.1 million at July 31, 2015. The Company's inventory turnover rate decreased from the prior year primarily due to higher average inventory levels at Engineered Films (trailing 12-month inventory turn of 4.1X in fiscal 2016 versus 5.1X in fiscal 2015). From an accounts receivable perspective, the end-market strategy for the energy market will continue to impact accounts receivable by stretching out cash collections and increasing days sales outstanding during fiscal 2016. The trailing 12 months days sales outstanding was 57 days at July 31, 2015 and 51 days at July 31, 2014.

Investing Activities
Cash used in investing activities decreased from $12.4 million in the first six months of fiscal 2015 to $5.8 million in the first six months of fiscal 2016. The decline was due to the acquisition of SBG in fiscal 2015 and $1.5 million in cash provided in fiscal 2016 from the disposal of assets related to the exit of contract manufacturing in Applied Technology and Aerostar. The cash inflows from the exit of contract manufacturing were from selling the Company's St. Louis operations and related assets as well as our idle facility in Huron, South Dakota. Capital expenditures totaled $7.3 million in the first six months of both fiscal 2016 and fiscal 2015. The fiscal 2016 spending primarily relates to Engineered Films capacity expansion.

Management anticipates fiscal 2016 capital spending to be in the range of approximately $13-15 million. Expansion of Engineered Films' capacity and Applied Technology's capital spending to advance product development are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

#23

Cash inflow related to business acquisitions during the first half of fiscal 2016 related to the Company receiving a $0.4 million settlement of the working capital adjustment to the Integra purchase price. Cash outflow related to business acquisition in the prior year related to the SBG business acquisition, totaling $4.7 million.

Financing Activities
Cash used in financing activities was $22.5 million for the six months ended July 31, 2015 compared to $9.4 million one year ago. Dividends of $9.8 million, or 13.0 cents per share, were paid to Raven shareholders in the current year compared to dividends of $8.8 million, or 12.0 cents per share in the prior year. During the six months ended July 31, 2015 and July 31, 2014, the Company made payments of $0.7 million and $0.5 million respectively, on acquisition-related contingent liabilities.

The Company began purchasing common shares as part of the $40.0 million share repurchase plan authorized in by the Company’s Board of Directors in fiscal 2015. During first half of fiscal 2016, the Company paid $10.8 million for share purchases. No shares were repurchased during first half of fiscal 2015.

During the six months ended July 31, 2015, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement previously discussed. No debt issuance costs were paid during the six months ended July 31, 2014. No borrowings or repayment has occurred on the Credit Agreement during the first half of fiscal 2016. Long-term debt of $0.6 million, consisting of a bank note and debts to the former owners assumed in the acquisition of SBG, was repaid in first half of fiscal 2015.

Financing cash outflows in the first half of fiscal 2016 included employee taxes paid in relation to net settlement of restricted stock units (RSUs) that vested during the year. No RSUs vested in the first half of fiscal 2015.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Except as described above, there have been no material changes since the fiscal year ended January 31, 2015.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company’s critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

As described in those policies, the Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be impairment. Impairment tests of goodwill are done at the reporting unit level.
During the fiscal quarter ended July 31, 2015 the Company evaluated each of its reporting units and determined the Engineered Films reporting unit had experienced a triggering event based on the following:

•
The Company's Engineered Films Division energy market sales have constituted about 35% of its net sales for the past two fiscal years. Oil prices have continued to decline since the fourth quarter of fiscal 2015 and are at levels that have not been seen since 2003. The economic outlook indicates oil prices are not likely to recover and lead to increased drilling activity during fiscal 2016.

•
The Company acquired Integra in November 2014, prior to the decline in oil prices, to help expand Engineered Films' production capacity, broaden its product offerings and enhance its conversion capabilities. The former Integra business was fully integrated into the Engineered Films Division and is included in the Engineered Films reporting unit. A significant part of the Company's acquisition strategy was growth into the energy market, which is impacted by the price of oil.

•
The model used for the fiscal 2015 fourth quarter valuation (the most recent valuation) of the goodwill resulting from the Integra acquisition did not factor in a prolonged decrease of this magnitude in the price of oil.

•
Engineered Films' sales in the energy market are down approximately 75% in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Internal sales outlooks for this market do not include an expected recovery in end-market demand during fiscal 2016.

As a result of these changes in circumstances indicating that this asset might be impaired, the Company concluded that an interim goodwill impairment assessment for the Engineered Films reporting unit was necessary. The Company compared the carrying value of the Engineered Films reporting unit, including goodwill, to its estimated fair value. In calculating the estimated fair value, the Company used the income approach. The income approach is a valuation technique under which the Company estimated future cash flows using the Engineered Films reporting unit's financial forecast from the perspective of an unrelated market

#24

participant. Using historical trending and internal forecasting techniques, the Company projected revenues and applied projected gross margins and operating expense ratios to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the Company’s estimated weighted average cost of capital derived using both known and estimated customary market metrics. The estimated fair value was also compared to comparable market information for reasonableness.

In determining the estimated fair value of the Engineered Films reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates our July 31, 2015 analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded its carrying values by $50.7 million or 37.2%. Using the discount rate to illustrate the sensitivity of this estimated fair value to each of the estimates previously described, a one-half percentage point increase in the discount rate would reduce the estimated fair value of the Engineered Films reporting unit by approximately $9.7 million.
ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively. Early adoption is permitted. In the fiscal 2016 first quarter the Company elected to early adopt ASU 2015-04 and apply it on a prospective basis. The Company's Plan that provides postretirement medical and other benefits, further described in Note 6 Employee Postretirement Benefits, did not have an event occur that would trigger a remeasurement in the period of adoption; therefore, the early adoption of this guidance in fiscal 2016 first quarter did not have any impact on the Company's consolidated financial statements or results of operations for the period.

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with a credit facility discussed further in Note 8 Financing Arrangements have been presented as prescribed by ASU 2015-03.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, this guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. This guidance became effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

#25

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in first and second quarter fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

New Accounting Standards not yet adopted
In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11). The amendments in ASU 2015-11 clarifies an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In April 2015 the Financial Accounting Standards Board FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 adds guidance to Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The amendments maybe applied prospectively to all arrangements entered into or materially altered after the effective date or retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position, results of operations, and cash flows.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or using a modified retrospective approach. The Company is evaluating the impact of this guidance on its consolidated legal entities and on its consolidated financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In July 2015, the FASB approved a one-year deferral of the effective date and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

#26

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and energy; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2015 under Item 1A. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements are made. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of July 31, 2015. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations or cash flows.

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

As of July 31, 2015, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date.

Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of July 31, 2015.

#27

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:
The Company is involved as a defendant in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of business. The potential costs and liability of such claims cannot be determined at this time. Management believes that liability resulting from these claims will in many cases be substantially mitigated by insurance coverage. Management does not believe the ultimate outcome of any pending matters will be significant to its results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:
On November 3, 2014 the Company announced that its Board of Directors had authorized a $40.0 million stock buyback program.

The Company made purchases of its own equity securities during second quarter of 2016 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan		Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
May 1 to May 31, 2015	185,986		$19.50	$3,630,826
June 1 to June 30, 2015	127,200		19.56	2,490,753
July 1 to July 31, 2015	87,413	(a)	18.96	1,659,386
Total as of and for the fiscal quarter ended July 31, 2015	400,599		$19.40	$7,780,965	$29,174,979

(a) Includes purchase of 1,400 shares not settled as of July 31, 2015.

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

#28

Item 6. Exhibits:

Exhibit Number	Description

4.1
Raven Industries, Inc. Amended and Restated 2010 Stock Incentive Plan filed on June 8, 2015 as Exhibit 4.1 of Raven Industries, Inc. Registration Statement on Form S-8, and incorporated herein by reference.

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

#29

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 28, 2015

#30