Form 10-Q
period 2015-10-31
RAVEN INDUSTRIES INC
filed 2015-12-04
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of November 27, 2015 there were 36,505,845 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	October 31, 2015	January 31, 2015	October 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$32,287	$51,949	$66,358
Short-term investments	250	250	250
Accounts receivable, net	39,293	56,576	54,533
Inventories	48,624	55,152	51,800
Deferred income taxes	3,296	3,958	3,299
Other current assets	2,915	3,094	2,881
Total current assets	126,665	170,979	179,121

Property, plant and equipment, net	117,760	117,513	100,369
Goodwill	44,796	52,148	25,234
Amortizable intangible assets, net	16,586	18,490	9,005
Other assets	3,859	3,743	3,734
TOTAL ASSETS	$309,666	$362,873	$317,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,160	$11,545	$11,614
Accrued liabilities	11,906	19,187	16,922
Customer advances	907	1,111	1,540
Total current liabilities	19,973	31,843	30,076

Other liabilities	17,057	25,793	20,432

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,006; 66,947; and 65,400, respectively	67,006	66,947	65,400
Paid-in capital	54,342	53,237	14,579
Retained earnings	236,922	244,180	242,973
Accumulated other comprehensive loss	(3,026)	(5,849)	(2,693)
Treasury stock at cost, 30,500; 28,897; and 28,897 shares, respectively	(82,700)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	272,544	305,153	266,897
Noncontrolling interest	92	84	58
Total shareholders' equity	272,636	305,237	266,955
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$309,666	$362,873	$317,463

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per-share data)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net sales	$67,611	$91,292	$205,402	$288,287
Cost of sales	51,440	66,953	151,014	206,524
Gross profit	16,171	24,339	54,388	81,763

Research and development expenses	4,005	4,318	10,757	13,675
Selling, general, and administrative expenses	7,480	9,862	25,302	30,701
Goodwill impairment loss	7,413	—	7,413	—
Operating (loss) income	(2,727)	10,159	10,916	37,387

Other (expense), net	(123)	(72)	(433)	(210)
(Loss) income before income taxes	(2,850)	10,087	10,483	37,177

Income taxes	(1,291)	3,290	2,960	11,599
Net (loss) income	(1,559)	6,797	7,523	25,578

Net income attributable to the noncontrolling interest	22	14	58	38

Net (loss) income attributable to Raven Industries, Inc.	$(1,581)	$6,783	$7,465	$25,540

Net (loss) income per common share:
─ Basic	$(0.04)	$0.19	$0.20	$0.70
─ Diluted	$(0.04)	$0.18	$0.20	$0.70

Cash dividends paid per common share	$0.13	$0.13	$0.39	$0.37

Comprehensive income:
Net (loss) income	$(1,559)	$6,797	$7,523	$25,578

Other comprehensive income (loss), net of tax:
Foreign currency translation	2	(463)	(172)	(588)
Postretirement benefits, net of income tax benefit of $1,606, $14, $1,572, and $40, respectively	2,794	24	2,995	74
Other comprehensive income (loss), net of tax	2,796	(439)	2,823	(514)

Comprehensive income	1,237	6,358	10,346	25,064

Comprehensive income attributable to noncontrolling interest	22	14	58	38

Comprehensive income attributable to Raven Industries, Inc.	$1,215	$6,344	$10,288	$25,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2014	$65,318	$10,556	28,897	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income	—	—	—	—	25,540	—	25,540	38	25,578
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(588)	(588)	—	(588)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $40	—	—	—	—	—	74	74	—	74
Cash dividends ($0.37 per share)	—	104	—	—	(13,596)	—	(13,492)	—	(13,492)
Dividends of less than wholly-owned subsidiary attributable to non-controlling interest	—	—	—	—	—	—	—	(80)	(80)
Director shares issued	18	(18)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	64	510	—	—	—	—	574	—	574
Share-based compensation	—	3,336	—	—	—	—	3,336	—	3,336
Tax benefit from exercise of stock options	—	91	—	—	—	—	91	—	91
Balance October 31, 2014	$65,400	$14,579	28,897	$(53,362)	$242,973	$(2,693)	$266,897	$58	$266,955

Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	7,465	—	7,465	58	7,523
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(172)	(172)	—	(172)
Change in postretirement benefits due to plan amendments after tax benefit of $1,591	—	—	—	—	—	2,770	2,770	—	2,770
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($19)	—	—	—	—	—	225	225	—	225
Cash dividends ($0.39 per share)	—	125	—	—	(14,723)	—	(14,598)	—	(14,598)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(50)	(50)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	1,603	(29,338)	—	—	(29,338)	—	(29,338)
Share-based compensation	—	1,826	—	—	—	—	1,826	—	1,826
Income tax impact related to share-based compensation	—	(267)	—	—	—	—	(267)	—	(267)
Balance October 31, 2015	$67,006	$54,342	30,500	$(82,700)	$236,922	$(3,026)	$272,544	$92	$272,636

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in thousands)	October 31, 2015	October 31, 2014
OPERATING ACTIVITIES:
Net income	$7,523	$25,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,201	12,538
Change in fair value of acquisition-related contingent consideration	(930)	514
Goodwill impairment loss	7,413	—
Loss from equity investment	126	138
Deferred income taxes	(4,765)	(2,420)
Share-based compensation expense	1,826	3,336
Change in operating assets and liabilities:
Accounts receivable	16,144	2,108
Inventories	4,832	2,768
Other assets	228	(555)
Operating liabilities	(12,012)	1,623
Other operating activities, net	1,595	67
Net cash provided by operating activities	35,181	45,695

INVESTING ACTIVITIES:
Capital expenditures	(10,771)	(12,797)
Proceeds (payments) related to business acquisitions	351	(4,711)
Proceeds from sales of short-term investments	—	250
Purchase of short-term investments	—	(250)
Proceeds from sale of assets	1,960	—
Other investing activities	(506)	(604)
Net cash used in investing activities	(8,966)	(18,112)

FINANCING ACTIVITIES:
Dividends paid	(14,648)	(13,572)
Payments for common shares repurchased	(29,338)	—
Payments of acquisition-related debt	—	(648)
Payments of acquisition-related contingent liability	(773)	(491)
Debt issuance costs paid	(548)	—
Restricted stock units vested and issued	(458)	—
Employee stock option exercises net of tax benefit	(85)	665
Other financing activities, net	(15)	—
Net cash used in financing activities	(45,865)	(14,046)

Effect of exchange rate changes on cash	(12)	(166)

Net (decrease) increase in cash and cash equivalents	(19,662)	13,371
Cash and cash equivalents at beginning of year	51,949	52,987
Cash and cash equivalents at end of period	$32,287	$66,358

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim nine-month period ended October 31, 2015 are not necessarily indicative of the results that may be expected for the year ending January 31, 2016. The January 31, 2015 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prospectively adopted the straight-line method of depreciation for manufacturing equipment, office equipment, and furniture and fixtures placed in service on or after February 1, 2015. This change was made as a straight-line method of depreciation more accurately reflects the economic consumption of these assets than did the accelerated method previously used. This prospective change in the depreciation method did not have a material effect on the Company’s financial position or results of operations for the three- or nine-month periods ended October 31, 2015.
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
In the fiscal 2016 second quarter the Company performed a Step 1 impairment analysis using fair value techniques on the Engineered Films reporting unit as a result of changes in market conditions indicating that goodwill might be impaired. The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50,700 or 37.2%. No significant changes were noted in the market conditions in fiscal 2016 third quarter and operating income was consistent with expectations at the end of second quarter. Although oil prices continue to be lower and sales are down, the profitability of the division continues to be higher than the trailing months at the time of the impairment analysis given the lower material costs in comparison to the selling price. As such, the Company concluded a triggering event did not occur in the current quarter for Engineered Films.

In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division. In addition to the Company making a change in the executive leadership of the Vista reporting unit

#7

(Dollars in thousands, except per-share amounts)

during the quarter, financial expectations for sales and operating income of the reporting unit were lowered due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities, one of which was expected to be awarded during the current quarter. While Vista has been in the process of negotiating a large international contract, the contract did not materialize in the fiscal 2016 third quarter as expected. The likelihood of being awarded this or other such contracts in the next twelve months is now lower than it was in the second quarter. The Company continues to pursue these international opportunities, but the timing of any contract award is less certain. As a result of a delay in being awarded this large international contract, the Company lowered its financial forecast for the business. As a result of these factors, the Company performed a Step 1 impairment analysis using fair value techniques as of October 31, 2015.

The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. The analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value by $8,357, or 35.0%. Based on these results, a Step 2 impairment analysis was performed. The fair value determined in Step 1 was allocated to the assets and liabilities of the reporting unit. Based on the Step 2 impairment analysis the Company determined that the goodwill balance was impaired as of October 31, 2015 and an impairment loss of $7,413 was recorded. This goodwill impairment loss is described further in Note 6 Goodwill Impairment Loss And Other Charges.
Although the profitability of the Company’s other two reporting units, Aerostar (all operations other than Vista) and Applied Technology, has been down as compared to the prior year, the Company identified no triggering events requiring a Step 1 impairment analysis for either of these reporting units. The Company will conduct its planned annual assessment of goodwill for impairment in the fourth quarter.

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

(3) NET (LOSS) INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding which includes the shares issuable upon exercise of employee stock options (net of shares assumed purchased with the option proceeds), stock units, and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. Weighted average common and common equivalent shares outstanding are excluded from the diluted loss per share calculation as their inclusion would have an antidilutive effect.
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method.
The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Anti-dilutive options and restricted stock units	1,216,318	846,205	1,150,227	574,631

#8

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Numerator:
Net (loss) income attributable to Raven Industries, Inc.	$(1,581)	$6,783	$7,465	$25,540

Denominator:
Weighted average common shares outstanding	36,785,140	36,499,018	37,481,675	36,462,441
Weighted average stock units outstanding	92,470	68,721	84,597	69,616
Denominator for basic calculation	36,877,610	36,567,739	37,566,272	36,532,057

Weighted average common shares outstanding	36,785,140	36,499,018	37,481,675	36,462,441
Weighted average stock units outstanding	92,470	68,721	84,597	69,616
Dilutive impact of stock options and restricted stock units	—	165,504	47,773	188,713
Denominator for diluted calculation	36,877,610	36,733,243	37,614,045	36,720,770

Net (loss) income per share - basic	$(0.04)	$0.19	$0.20	$0.70
Net (loss) income per share - diluted	$(0.04)	$0.18	$0.20	$0.70

#9

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2015	January 31, 2015	October 31, 2014
Accounts receivable, net:
Trade accounts	$40,062	$56,895	$54,889
Allowance for doubtful accounts	(769)	(319)	(356)
	$39,293	$56,576	$54,533

Inventories:
Finished goods	$5,211	$8,127	$7,981
In process	2,157	1,317	2,063
Materials	41,256	45,708	41,756
	$48,624	$55,152	$51,800

Other current assets:
Insurance policy benefit	$728	$733	$517
Federal tax receivable	—	713	—
Receivable from sale of business	420	—	—
Prepaid expenses and other	1,767	1,648	2,364
	$2,915	$3,094	$2,881

Property, plant and equipment, net:
Held for use:
Land	$2,974	$3,246	$2,077
Buildings and improvements	76,775	78,140	69,353
Machinery and equipment	138,921	131,766	124,057
Accumulated depreciation	(102,263)	(96,545)	(95,118)
	$116,407	$116,607	$100,369

Held for sale:
Land	$324	$11	$—
Buildings and improvements	2,597	1,522	—
Machinery and equipment	639	—	—
Accumulated depreciation	(2,207)	(627)	—
	1,353	906	—
	$117,760	$117,513	$100,369

Other assets, net:
Investment in affiliate	$2,720	$3,217	$3,175
Other, net	1,139	526	559
	$3,859	$3,743	$3,734

Accrued liabilities:
Salaries and related	$1,177	$4,063	$1,875
Benefits	3,925	5,001	5,778
Insurance obligations	1,852	1,590	1,426
Warranties	1,639	3,120	2,456
Income taxes	1,013	536	1,140
Other taxes	977	1,240	1,052
Acquisition-related contingent consideration	492	1,375	1,191
Other	831	2,262	2,004
	$11,906	$19,187	$16,922

Other liabilities:
Postretirement benefits	$7,898	$11,812	$8,264
Acquisition-related contingent consideration	2,229	3,631	3,587
Deferred income taxes	3,665	7,091	1,406
Uncertain tax positions	3,265	3,259	7,175
	$17,057	$25,793	$20,432

#10

(Dollars in thousands, except per-share amounts)

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Integra
Related to the fourth quarter fiscal 2015 acquisition of Integra Plastics, Inc. (Integra), the Company received $351 in settlement of the working capital adjustment to the purchase price and finalized deferred tax calculations in fiscal 2016 first quarter. These transactions resulted in an adjustment of about $20 to the purchase price allocation. As of as October 31, 2015, the purchase price valuation was $48,262 with fair value of goodwill of $27,422. None of this goodwill is tax deductible.

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to prior year acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista in January 2012 . The fair value of such contingent consideration is estimated using forecasted discounted cash flows. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues under the subject contingent agreement and the appropriate discount rate. Such valuations techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At October 31, 2015, the fair value of this contingent consideration was $1,338, of which $329 was classified as "Accrued liabilities" and $1,009 was classified as "Other liabilities" in the Consolidated Balance Sheets. At October 31, 2014, the fair value of this contingent consideration was $1,583, of which $298 was classified as "Accrued liabilities" and $1,285 as "Other liabilities." The Company paid $38 and $188 in earn-out payments in the three- and nine-month periods ended October 31, 2015. There were $37 earn-out payments in the three- and nine-month periods ended October 31, 2014.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000.

As a result of the triggering event described in Note 2 Significant Accounting Policies, the Company performed a Step 1 and Step 2 impairment analysis for the Vista reporting unit. The result of the Step 2 analysis is more fully described in Note 6 Goodwill Impairment Loss And Other Charges. Prior to performing the Step 2 analysis, the Company evaluated the fair value of the remaining assets and liabilities including acquisition-related contingent consideration. This analysis included a reduction of $1,483 in the fair value of this contingent consideration. This benefit was recognized in "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income for the three- and nine-month periods ended October 31, 2015. At October 31, 2015 the fair value of this contingent consideration was $1,340, of which $120 was classified in "Accrued liabilities" and $1,220 as "Other liabilities" in the Consolidated Balance Sheets. At October 31, 2014 the fair value of this contingent consideration was $2,841, of which $539 was classified as "Accrued liabilities" and $2,302 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $585 and $454 in the nine-month periods ended October 31, 2015 and 2014, respectively. The Company made no earn-out payments in the three-month periods ended October 31, 2015 or 2014, respectively.

(6) GOODWILL IMPAIRMENT LOSS AND OTHER CHARGES

Pre-contract Deferred Cost Write-offs
From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common with Vista's business pursuits. As described in Note 2 Summary of Significant Accounting Policies, Vista has been pursuing international opportunities and was in the process of negotiating a large international contract that did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. While the Company continues to pursue international opportunities, it is not likely that major contracts will be successfully executed within the next twelve months as previously expected. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2,933, (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015) for the write-off of these pre-contract costs. This charge is recorded in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income.
Goodwill Impairment Loss
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities, one of which was expected to be awarded during the quarter. In addition, the Company made a change in the executive leadership of

#11

(Dollars in thousands, except per-share amounts)

the reporting unit during the quarter. As previously discussed, the Step 1 impairment analysis was completed using fair value techniques as of October 31, 2015. In determining the estimated fair value of the Vista reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates, the October 31, 2015 analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value. The carrying value exceeded the estimated fair value by $8,357, or 35.0%.
Pursuant to the applicable accounting guidance, the Company performed a Step 2 impairment analysis. In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the reporting unit. The resulting implied fair value of the Vista goodwill was $4,084 compared to the carrying value recorded for the reporting unit, $11,497. This $7,413 shortfall was recorded in the current quarter as an impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statements of Income and Comprehensive Income.
There were no impairment losses reported in the three- or nine-month periods ended October 31, 2014 nor were there any accumulated impairment losses prior to October 31, 2015. Goodwill gross and net of accumulated impairment losses at October 31, 2015 was $52,209 and $44,796, respectively. Goodwill gross and net of accumulated impairment losses at October 31, 2014 was $25,234.
(7) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. On August 25, 2015 the Company amended the employment agreements with five of its senior executive officers eliminating the postretirement medical benefits to these individuals and their spouses. In consideration of eliminating this retiree benefit, the senior executive officers received lump sum payments in amounts ranging from $8 to $15 based on each officer’s years of service to the Company. The Company’s current senior executive officers that either already qualified for retirement or had twenty or more years of service to the Company are still eligible for benefits under their employment agreements.

The reduction in active plan participants was accounted for as a negative plan amendment and eliminated the accrual for defined benefits for future services from these individuals and resulted in the subsequent remeasurement of the Company's benefit obligation as of August 31, 2015. The effect of the August 31, 2015 remeasurement of the benefit obligation is as follows:

Benefit obligation at January 31, 2015	$12,125
Service cost	252
Interest cost	244
Prior service (credit) due to plan amendment	(958)
Actuarial (gain) due to assumption changes	(3,403)
Retiree benefits paid	(89)
Benefit obligation at August 31, 2015	$8,171
Fair value of plan assets	—
Funded status at August 31, 2015	$(8,171)
Net actuarial loss in accumulated other comprehensive income	2,710
Unrecognized prior service (credit)	(958)
Accrued postretirement benefit cost at August 31, 2015	$(6,419)

#12

(Dollars in thousands, except per-share amounts)

The actuarial gain from assumptions changes is primarily the result of an increase in the discount rate at the measurement date. The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. Medical trend rates were developed using a combination of a trend survey and a trend rate model. For the years 2015 through 2017, the rates are based on survey data and client market expectations. The trend rate model was then used to determine the trend rates between the years 2017 through 2030, based on reasonable macro-economic assumptions for the growth of health care expenditures during this period relative to the general economy. The assumptions used to measure the benefit obligation were as follows:

Assumptions used to calculate benefit obligation:
Measurement date	August 31, 2015	January 31, 2015
Discount rate	4.25%	3.50%
Wage inflation rate	4.00%	4.00%
Average remaining years of service	15.14	16.05
Health care cost trend rates:
Health care cost trend rate assumed for next year	7.00%	7.20%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2030	2025

The negative plan amendment and assumption changes will reduce the net periodic benefit cost for fiscal year 2016 by approximately $300 compared to the amount expected prior to the remeasurement. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Service cost	$49	$49	$265	$147
Interest cost	92	91	302	274
Amortization of actuarial losses	38	38	206	114
Net periodic benefit cost	$179	$178	$773	$535

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

(8) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Beginning balance	$1,752	$2,617	$3,120	$2,525
Accrual for warranties	571	676	1,319	2,065
Settlements made	(684)	(837)	(2,800)	(2,134)
Ending balance	$1,639	$2,456	$1,639	$2,456

(9) FINANCING ARRANGEMENTS

On April 15, 2015 the Company's uncollateralized credit agreement with Wells Fargo Bank, N.A. (Wells Fargo) providing a line of credit of $10,500 and maturing on November 30, 2016 was terminated upon the Company's entering into a new credit facility.

This new credit facility, the Credit Agreement dated as of April 15, 2015 among Raven Industries, Inc., JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent,

#13

(Dollars in thousands, except per-share amounts)

and each lender from time to time party thereto (the Credit Agreement), provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Unamortized debt issuance costs associated with this Credit Agreement were $489 at October 31, 2015.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. $125,000 was available under the Credit Agreement for borrowings as of October 31, 2015. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Letters of credit totaling $850, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company expects to have these outstanding letters of credit issued under the credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under either credit agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q.

(10) CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that the ultimate outcome of these matters is not expected to be significant to the Company’s results of operations, financial position, or cash flows.

(11) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, tax-exempt captive insurance premiums, and tax benefits on qualified production activities. The Company’s effective tax rates for the nine-month periods ended October 31, 2015 and 2014 were 28.2% and 31.2%, respectively. Although the fiscal 2015 effective tax rates include the impact of recognition of a $709 research and development tax credit in the fiscal second quarter based upon a tax study undertaken for fiscal years 2011 through 2014, the fiscal 2016 rate decreased 3.0 percentage points from the prior year. The decrease in the effective rate is primarily due to an increased tax benefit for qualified production activities. While pre-tax income is lower in the current year, this benefit is based on estimated taxable income. Taxable income is higher in comparison to pre-tax income for the three- and nine-month periods ended October 31, 2015 due to the goodwill impairment loss recorded. This impairment, described further in Note 6 Goodwill Impairment Loss And Other Charges, does not reduce taxable income. Rather, goodwill is amortized over 15 years for tax purposes.

As of October 31, 2015, undistributed earnings of approximately $1,720 of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $270 net of foreign tax credits.

(12) RESTRUCTURING COSTS

On March 10, 2015 the Company announced and implemented a restructuring plan to further lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were weighted to Applied Technology as a result of the decline in this business and the expectation of continued end-market weakness for this division. This action was taken in addition to a preemptive restructuring of the Engineered Films Division in the fourth quarter of fiscal 2015 to address the expected decline in demand in the energy sector as the result of falling oil prices, as well as the Applied Technology restructuring announced in November 2014.

The Company incurred restructuring costs for severance benefits of $588 in the nine-month period ended October 31, 2015. This restructuring plan was completed during fiscal 2016 second quarter so no costs were incurred related to this restructuring plan in

#14

(Dollars in thousands, except per-share amounts)

the three-month period ended October 31, 2015 and there were no unpaid costs at October 31, 2015. The Company reported $407 of this expense in "Cost of sales" and the remaining $181 in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income. Substantially all of these restructuring costs related to the Applied Technology Division. The Company incurred no restructuring costs in the three- or nine-month periods ended October 31, 2014.

Subsequent to the end of fiscal 2015, the Company announced that Applied Technology's remaining contract manufacturing operations in the St. Louis, Missouri area had been successfully sold and transferred. The exit activities related to this sale and transfer were substantially completed during the first quarter. There were no impairments recorded as a result of the exit activity and gains of $611 were recorded in the nine-month period ended October 31, 2015. There were no gains recorded in the three-month period ended October 31, 2015. Receivables for inventory and estimated future royalties pursuant to the sale agreements were $420 and were reflected in "Other current assets" in the Consolidated Balance Sheet at October 31, 2015.

Aerostar Division (Vista) restructuring plan
In addition to the restructuring plan announced in first quarter, the Company's Aerostar segment implemented a restructuring plan at Vista in October 2015 due to reduced demand expectations primarily related to delays and uncertainty surrounding international pursuits. The lower cost structure will preserve the Company's capabilities to pursue domestic and international opportunities for Vista's radar products and technology.

Vista incurred restructuring costs for severance benefits of $73 in the three- and nine-month periods ended October 31, 2015. The restructuring plan was implemented late in third quarter so virtually all of these costs were unpaid at October 31, 2015. The Company reported $58 of this expense in "Cost of sales" and the remaining $15 in "Research and development expenses" in the Consolidated Statements of Income and Comprehensive Income. In addition to these restructuring costs, Vista incurred a goodwill impairment loss and a write-off of some deferred pre-contract costs. These one-time charges are further described in Note 6 Goodwill Impairment Loss And Other Charges. Vista incurred no restructuring costs in the three- or nine-month periods ended October 31, 2014.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders for the three and nine months ended October 31, 2015 were $4,764 and $14,598, or 13.0 cents and 39.0 cents per share, respectively. Dividends paid to Raven shareholders for the three and nine months ended October 31, 2014 were $4,745 and $13,492, or 13.0 cents and 37.0 cents per share, respectively.

On November 30, 2014 the Company announced that its Board of Directors had authorized a $40,000 stock buyback program. The Company repurchased 1,052,587 and 1,602,545 shares in the three- and nine-month periods ended October 31, 2015, respectively. These purchases totaled $18,513 and $29,338, respectively. The remaining dollar value that may be purchased under the plan at October 31, 2015 is $10,662.

(14) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the nine months ended October 31, 2015 and October 31, 2014.

Stock Option Awards
The Company granted 289,600 and 194,900 non-qualified stock options during the nine-month periods ended October 31, 2015 and 2014, respectively. None of these options were granted during the three-month periods ended October 31, 2015 or October 31, 2014. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

#15

(Dollars in thousands, except per-share amounts)

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Nine Months Ended
	October 31, 2015	October 31, 2014
Risk-free interest rate	1.33%	1.32%
Expected dividend yield	2.59%	1.53%
Expected volatility factor	36.81%	38.65%
Expected option term (in years)	3.75	4.00

Weighted average grant date fair value	$4.77	$9.18

Restricted Stock Unit Awards (RSUs)
The Company granted 27,696 and 19,040 time-vested RSUs to employees in the nine-month periods ended October 31, 2015 and 2014, respectively. The Company granted 8,446 awards in the three-month period ended October 31, 2015. There were no awards granted during the three-month period ended October 31, 2014. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The weighted average grant date fair value per share of the time-vested RSUs granted in the nine months ended October 31, 2015 was $19.90. The weighted average grant date fair value per share of the time-vested RSUs granted for the nine-month period ended October 31, 2014 was $32.75. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the nine-month period ended October 31, 2015. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2016 and 2015 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the nine-month periods ended October 31, 2015 and 2014, the Company granted 68,570 and 54,490 performance-based RSUs, respectively. None of the performance-based RSUs were granted in the three-month period ended October 31, 2015 or October 31, 2014. The weighted average grant date fair value per share of these performance-based RSUs was $20.10 and $32.75, respectively.

(15) SEGMENT REPORTING

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

#16

(Dollars in thousands, except per-share amounts)

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Net sales
Applied Technology Division	$21,344	$33,161	$74,165	$115,696
Engineered Films Division	36,919	41,249	104,029	125,755
Aerostar Division	9,456	19,257	27,338	56,179
Intersegment eliminations (a)	(108)	(2,375)	(130)	(9,343)
Consolidated net sales	$67,611	$91,292	$205,402	$288,287

Operating income (loss)
Applied Technology Division (b)	$3,299	$6,447	$16,081	$31,132
Engineered Films Division	6,145	5,486	15,981	17,165
Aerostar Division (c)	(8,378)	3,027	(7,917)	4,666
Intersegment eliminations (a)	9	134	93	114
Total reportable segment income	1,075	15,094	24,238	53,077
Administrative and general expenses	(3,802)	(4,935)	(13,322)	(15,690)
Consolidated operating (loss) income	$(2,727)	$10,159	$10,916	$37,387
(a) Fiscal 2016 intersegment sales were primarily sales from Engineered Films to Aerostar. Fiscal 2015 intersegment sales were comprised primarily of contract manufacturing sales from Aerostar to Applied Technology.
(b) Includes gains of $611 for the nine-month period ended October 31, 2015 on disposal of assets related to the exit of contract manufacturing operations.
(c) The three- and nine-month periods ended October 31, 2015 include pre-contract cost write-offs of $2,933 (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015), a goodwill impairment loss of $7,413, and a reduction of $1,483 of an acquisition-related contingent liability for Vista as a result of changes in expected sales and cash flows.

(16) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively. Early adoption is permitted. In the fiscal 2016 first quarter the Company elected to early adopt ASU 2015-04 and apply it on a prospective basis. The Company's plan that provides postretirement medical and other benefits was amended on August 25, 2015. As a result of this plan amendment, the Company elected the practical expedient pursuant to this guidance and a valuation was completed using an August 31, 2015 measurement date.

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015 the FASB issued ASU No. 2015-15 "Interest

#17

—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in ASU 2015-15, issued in August 2015, FASB adopted SEC staff comments that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 and 2015-15 are both effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter and ASU 2015-15 in fiscal 2016 third quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with the credit facility discussed further in Note 9 Financing Arrangements have been presented as an asset and are being amortized ratably over the term of the line of credit arrangement. The adoption of this guidance did not have an impact on the Company's results of operations for the period.

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

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in first, second and third quarter fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

New Accounting Standards Not Yet Adopted
In November 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes “ (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The Company may apply the standard either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and working capital.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments“ (ASU 2015-16). The amendments ASU 2015-16 apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and, during the measurement period, have an adjustment to provisional amounts recognized. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with earlier application permitted for financial statements that have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

#18

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11). The amendments in ASU 2015-11 clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In April 2015 the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 adds guidance to Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The amendments may be applied prospectively to all arrangements entered into or materially altered after the effective date or retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position, results of operations, and cash flows.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

#19

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

Information reported as net sales excluding contract manufacturing sales on both a consolidated and segment basis exclude sales generated from contract manufacturing activities and do not conform to generally accepted accounting principles (GAAP). As such, these are non-GAAP measures.

As described in the Notes to the Financial Statements of this Quarterly Report on Form 10-Q, three significant one-time charges were recorded in the Aerostar Division in the fiscal 2016 third quarter. To allow evaluation of operating income and net income for the Company’s core business, the Company used two additional measures. The additional measurements are:

•	Segment operating income excluding Vista charges (adjusted operating income)

•	Net income excluding Vista charges (adjusted net income)

Information reported as adjusted operating income and adjusted net income excluding Vista charges, on both a consolidated and segment basis, do not conform to GAAP and are non-GAAP measures.

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

#20

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

The following discussion highlights the consolidated operating results for the three- and nine-month periods ended October 31, 2015 and 2014. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2015	October 31, 2014	% Change	October 31, 2015	October 31, 2014	% Change
Net sales	$67,611	$91,292	(25.9)%	$205,402	$288,287	(28.8)%
Gross profit	16,171	24,339	(33.6)%	54,388	81,763	(33.5)%
Gross margins(a)	23.9%	26.7%		26.5%	28.4%
Operating (loss) income	$(2,727)	$10,159	(126.8)%	$10,916	$37,387	(70.8)%
Operating margins	(4.0)%	11.1%		5.3%	13.0%
Net (loss) income attributable to Raven Industries, Inc.	$(1,581)	$6,783	(123.3)%	$7,465	$25,540	(70.8)%
Diluted earnings per share	$(0.04)	$0.18		$0.20	$0.70

Consolidated net sales excluding contract manufacturing sales (b)	$66,981	$85,121	(21.3)%	$201,142	$269,653	(25.4)%

Adjusted net income attributable to Raven Industries, Inc. (b)	$4,783	$6,783	(29.5)%	$13,829	$25,540	(45.9)%

Adjusted operating income (b)	$6,136	$10,159	(39.6)%	$19,779	$37,387	(47.1)%

Operating cash flow				$35,181	$45,695	(23.0)%
Capital expenditures				$(10,771)	$(12,797)	(15.8)%
Cash dividends				$(14,648)	$(13,572)	7.9%

(a)The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

(b)Non-GAAP measure reconciled to GAAP in the following tables.

#21

The following table reconciles the reported net sales to adjusted sales, a non-GAAP financial measure. Adjusted sales exclude contract manufacturing and represent the Company's sales from proprietary products.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	% Change	October 31, 2015	October 31, 2014	% Change
Applied Technology
Reported net sales	$21,344	$33,161	(35.6)%	$74,165	$115,696	(35.9)%
Less: Contract manufacturing sales	—	1,535	(100.0)%	546	4,317	(87.4)%
Applied Technology net sales, excluding contract manufacturing sales	$21,344	$31,626	(32.5)%	$73,619	$111,379	(33.9)%

Aerostar
Reported net sales	$9,456	$19,257	(50.9)%	$27,338	$56,179	(51.3)%
Less: Contract manufacturing sales	630	6,841	(90.8)%	3,714	22,875	(83.8)%
Aerostar net sales, excluding contract manufacturing sales	$8,826	$12,416	(28.9)%	$23,624	$33,304	(29.1)%

Consolidated Raven
Reported net sales	$67,611	$91,292	(25.9)%	$205,402	$288,287	(28.8)%
Less: Contract manufacturing sales	630	8,376	(92.5)%	4,260	27,192	(84.3)%
Plus: Aerostar sales to Applied Technology	—	2,205	(100.0)%	—	8,558	(100.0)%
Consolidated net sales, excluding contract manufacturing sales	$66,981	$85,121	(21.3)%	$201,142	$269,653	(25.4)%

The following table reconciles the reported operating (loss) income to adjusted operating income, a non-GAAP financial measure. On both a consolidated and segment basis, adjusted operating income excludes the goodwill impairment loss, pre-contract cost write-offs, and an acquisition-related contingent consideration benefit, all of which relate to the Vista Research, Inc. business within the Aerostar Division.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	% Change	October 31, 2015	October 31, 2014	% Change
Aerostar
Reported operating (loss) income	$(8,378)	$3,027	(376.8)%	$(7,917)	$4,666	(269.7)%
Plus:
Goodwill impairment loss	7,413	—		7,413	—
Pre-contract costs written off (a)	2,933	—		2,933	—
Less:
Acquisition-related contingent liability benefit	1,483	—		1,483	—
Aerostar adjusted operating income	$485	$3,027	(84.0)%	$946	$4,666	(79.7)%
Aerostar adjusted operating income % of net sales	5.1%	15.7%		3.5%	8.3%

Consolidated Raven
Reported operating (loss) income	$(2,727)	10,159	(126.8)%	$10,916	37,387	(70.8)%
Plus:
Goodwill impairment loss	7,413	—		7,413	—
Pre-contract costs written off (a)	2,933	—		2,933	—
Less:
Acquisition-related contingent liability benefit	1,483	—		1,483	—
Consolidated adjusted operating income	$6,136	$10,159	(39.6)%	$19,779	$37,387	(47.1)%
Consolidated adjusted operating income % of net sales	9.1%	11.1%		9.6%	13.0%

(a) The $2,933 pre-contract costs written off is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015.

#22

The following table reconciles the reported net (loss) income to adjusted net income, a non-GAAP financial measure. Adjusted net income excludes the goodwill impairment loss, pre-contract cost write-offs, an acquisition-related contingent consideration benefit, and the income tax effect of these items, all of which relate to the Vista Research, Inc. business within the Aerostar Division.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	% Change	October 31, 2015	October 31, 2014	% Change
Consolidated Raven
Reported net (loss) income attributable to Raven Industries, Inc.	$(1,581)	$6,783	(123.3)%	$7,465	$25,540	(70.8)%
Plus:
Goodwill impairment loss	7,413	—		7,413	—
Pre-contract costs written off (a)	2,933	—		2,933	—
Less:
Acquisition-related contingent liability benefit	1,483	—		1,483	—
Net tax benefit on adjustments	2,499	—		2,499	—
Adjusted net income attributable to Raven Industries, Inc.	$4,783	$6,783	(29.5)%	$13,829	$25,540	(45.9)%

Adjusted net income per common share:
─ Basic	$0.13	$0.19	(31.6)%	$0.37	$0.70	(47.1)%
─ Diluted	$0.13	$0.18	(27.8)%	$0.37	$0.70	(47.1)%

(a) The $2,933 pre-contract costs written off is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015.

For the fiscal 2016 third quarter, net sales were $67.6 million, down $23.7 million, or 25.9%, from $91.3 million in the comparative period. The Company's operating loss for the third quarter of fiscal 2016 was $2.7 million versus operating income of $10.2 million in the third quarter of fiscal 2015. This year’s third quarter results include a goodwill impairment charge of $7.4 million, deferred pre-contract cost write-offs of $2.9 million (of which $2.1 million was related to amounts deferred in prior periods), and a benefit of $1.5 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability), all of which are related to the Company’s Vista Research, Inc. (Vista) business. Excluding these specific Vista items, adjusted operating income for the third quarter was $6.1 million, down $4.0 million or 39.6% compared to the third quarter of last year. The decline in adjusted operating income was principally due to lower sales volumes in all three divisions, partially offset by lower corporate spending. Consistent with the first half of the year, depressed market conditions within the agriculture and energy markets have continued to heavily impact the sales developments of both Applied Technology and Engineered Films. Vista’s lack of radar sales led to sales declines in Aerostar. In the third quarter of fiscal 2016, net sales excluding contract manufacturing sales decreased $18.1 million, or 21.3%, to $67.0 million as compared to $85.1 million in the prior year third quarter. The net loss for the third quarter of 2016 was $1.6 million, or $0.04 per diluted share, compared to net income of $6.8 million, or $0.18 per diluted share, in last year's third quarter. Excluding the goodwill impairment, pre-contract cost write-offs, and earn-out reduction benefit related to Vista, adjusted net income attributable to Raven for the third quarter of 2016 was $4.8 million, or $0.13 per diluted share.

For the nine-month period, net sales were $205.4 million compared to $288.3 million, down 28.8% from one year earlier. The Company’s year-to-date operating income was $10.9 million, down 70.8% from the prior year period. Like the third quarter results, the fiscal 2016 year-to-date results were heavily impacted by the Vista goodwill impairment and write-off of deferred pre-contract costs, partially offset by the reduction of the earn-out liability, but were also impacted by weakness in Applied Technology and Engineered Films due to weak end-market demand conditions and in Aerostar the planned exit of contract manufacturing business and lower sales of proprietary products. For the nine-month period, net sales excluding contract manufacturing sales decreased $68.5 million, or 25.4%, to $201.1 million as compared to $269.7 million in the prior year. For the same period, adjusted net income attributable to Raven was $13.8 million, or $0.37 per diluted share, down 47.1% from $25.5 million, or $0.70 per diluted share, in fiscal 2015.

Engineered Films’ fiscal 2016 third quarter net sales were $36.9 million, a decrease of $4.3 million, or 10.5%, compared to the fiscal 2015 third quarter. Fiscal 2016 year-to-date net sales decreased $21.7 million, or 17.3%, to $104.0 million as compared to the prior year. The decline in sales in both periods was primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year, partially offset by the benefit to sales due to the acquisition of Integra Plastics, Inc. (Integra) in November 2015.

Engineered Films’ operating income for the third quarter of fiscal 2016 increased 12.0% compared to the prior year third quarter.

#23

The increase in operating income was driven primarily by the sales attributable to the Integra acquisition and favorable raw material cost developments, offset somewhat by markedly lower sales into the energy market. For the fiscal 2016 nine-month period, operating income was down $1.2 million, or 6.9%, from the prior year period. While value engineering efforts, favorable raw material comparisons, and expense reductions benefited operating income, they were not enough to offset the impact of lower sales volume.

Applied Technology's fiscal 2016 third quarter net sales were $21.3 million, a decrease of $11.8 million, or 35.6%, compared to the fiscal 2015 third quarter. Fiscal 2016 net sales for the nine-month period decreased $41.5 million, or 35.9%, to $74.2 million from $115.7 million. These declines in sales were driven by a significant contraction in end-market demand. Year-over-year sales to original equipment manufacturer (OEM) and aftermarket customers declined by 41.1% and 25.9%, respectively, for the three months ended October 31, 2015 and 44.2% and 24.5%, respectively, for the first nine months of fiscal 2016.

Applied Technology’s operating income decreased 48.8% and 48.3%, respectively, for the third quarter and year-to-date fiscal 2016 as compared to the fiscal 2015 comparable periods. These declines in operating income were primarily due to lower volume, partially offset by savings from cost reduction actions beginning in March 2015.

Aerostar's fiscal 2016 third quarter net sales were $9.5 million, a decrease of $9.8 million, or 50.9%, compared to the fiscal 2015 third quarter. This decrease was due to the shift away from Aerostar’s contract manufacturing business and the timing of contract wins in Vista. Fiscal 2016 year-to-date net sales were $27.3 million compared to $56.2 million, down $28.8 million. In addition to the shift away from Aerostar's contract manufacturing business and the timing of contract wins within Vista, lower sales of stratospheric balloons contributed to the year-to-date decline in sales for the division. Excluding contract manufacturing sales, Aerostar's net sales for third quarter fiscal 2016 were down $3.6 million, or 28.9%, to $8.8 million as compared to $12.4 million in the prior year. On a year-to-date basis, Aerostar’s net sales excluding contract manufacturing sales decreased 29.1%, or $9.7 million, to $23.6 million in fiscal 2015.

Aerostar reported an operating loss of $8.4 million in the third quarter of fiscal 2016 compared to operating income of $3.0 million in the prior third quarter. The operating loss is due to a goodwill impairment charge of $7.4 million and deferred pre-contract cost write-offs of $2.9 million (of which $2.1 million was related to amounts deferred in prior periods) partially offset by a benefit of $1.5 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability), all of which are related to Vista business. Excluding these specific items, adjusted Aerostar operating income was $0.5 million for the fiscal 2016 third quarter. For the nine months ended October 31, 2015, adjusted operating income was $0.9 million, or 79.7% below the prior year-to-date operating income of $4.7 million. The decline of adjusted operating income in both periods was primarily due to the lower sales volume of proprietary products, particularly sales declines at Vista.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs, and improve yields for the global agriculture market.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	$ Change	% Change	October 31, 2015	October 31, 2014	$ Change	% Change
Net sales	$21,344	$33,161	$(11,817)	(35.6)%	$74,165	$115,696	$(41,531)	(35.9)%
Gross profit	7,309	12,597	(5,288)	(42.0)%	28,067	49,457	(21,390)	(43.2)%
Gross margins	34.2%	38.0%			37.8%	42.7%
Operating expenses	$4,010	$6,150	$(2,140)	(34.8)%	$11,986	$18,325	$(6,339)	(34.6)%
Operating expenses as % of sales	18.8%	18.5%			16.2%	15.8%
Operating income	$3,299	$6,447	$(3,148)	(48.8)%	$16,081	$31,132	$(15,051)	(48.3)%
Operating margins	15.5%	19.4%			21.7%	26.9%

Applied Technology net sales, excluding contract manufacturing sales	$21,344	$31,626	$(10,282)	(32.5)%	$73,619	$111,379	$(37,760)	(33.9)%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

#24

•
Market conditions. Deteriorating conditions in the agriculture market put pressure on Applied Technology during the first nine months of fiscal 2016. End-market demand has deteriorated from the beginning of the year and the Company believes these conditions will continue through our fiscal year 2016, and may persist into next year. Corn prices have stabilized since the beginning of the year. Farmer sentiment is weak and productivity investments are being delayed. With the world’s population growing toward nine billion and income growth in emerging economies, greater demand for food will ultimately support healthy growth.

•
Sales volume. Third quarter fiscal 2016 net sales decreased $11.8 million, or 35.6%, to $21.3 million compared to $33.2 million in the prior year third quarter. Year-to-date sales declined 35.9% to $74.2 million as compared to $115.7 million in the prior year. These sales declines were driven by continued lower demand, OEM shutdowns, and customers managing down inventory levels. Sales in the OEM and aftermarket channels were down about 41.1% and 25.9%, respectively, for the fiscal 2016 third quarter and 44.2% and 24.5%, respectively, for the nine months ended October 31, 2015.

•
Strategic sales. Applied Technology’s net sales, excluding contract manufacturing sales, for fiscal 2016 third quarter were $21.3 million, a decrease of $10.3 million, or 32.5%, compared to fiscal 2015 third quarter net sales, excluding contract manufacturing sales, of $31.6 million. Fiscal 2016 year-to-date net sales, excluding contract manufacturing sales, were $73.6 million compared to $111.4 million in the prior year period, a 33.9% decrease.

•
International sales. For the three-month period, international sales totaled $4.3 million, down 40.5% from the prior year comparative period and represent 20% of segment revenue compared to 22% of segment revenue in the comparative period. Year-to-date international sales totaled $18.7 million, a decrease of $9.3 million from a year ago. The three-month decline was primarily due to lower sales in Brazil and Canada. The nine-month sales decline was also driven by lower sales in Brazil and Canada but these declines were partially offset by $3.4 million of European revenues contributed in the current year by SBG which was not acquired until the fiscal 2015 second quarter. Year-to-date net sales outside the U.S. accounted for 25% of segment sales compared to 24% in the comparable prior year period.

•
Gross margins. Gross margins decreased to 34.2% for the three months ended October 31, 2015 from 38.0% for the three months ended October 31, 2014. Year-to-date gross margins declined to 37.8% from 42.7% in the comparative period in fiscal 2015. Lower sales volumes and a reduced leverage of fixed manufacturing costs contributed to these lower margins.

•
Restructuring expenses. Year-to-date fiscal 2016 results included severance and other related exit activity totaling $0.6 million. These costs were offset by completion of the St. Louis contract manufacturing exit activities which resulted in gains of $0.6 million recorded in the nine-month period ended October 31, 2015. There were no impairments recorded as a result of the exit of this business. No restructuring or exit costs were incurred in the three-month period ended October 31, 2015 or the three- or nine-month periods ended October 31, 2014.

•
Operating expenses. Fiscal 2016 third quarter operating expense as a percentage of net sales was 18.8%, up slightly from 18.5% in the prior year third quarter. Restructuring efforts and cost containment actions are reducing expenses as planned but sales development for the period was below expectations. Year-to-date operating expenses as a percentage of net sales was 16.2% compared to 15.8% for fiscal 2015. Lower spending levels in both research and development (R&D) and selling expense as a result of the costs savings initiatives were not enough to offset the lower sales volumes for the year-to-date comparison.

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

#25

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	$ Change	% Change	October 31, 2015	October 31, 2014	$ Change	% Change
Net sales	$36,919	$41,249	$(4,330)	(10.5)%	$104,029	$125,755	$(21,726)	(17.3)%
Gross profit	7,705	7,091	614	8.7%	21,266	21,492	(226)	(1.1)%
Gross margins	20.9%	17.2%			20.4%	17.1%
Operating expenses	$1,560	$1,605	$(45)	(2.8)%	$5,285	$4,327	$958	22.1%
Operating expenses as % of sales	4.2%	3.9%			5.1%	3.4%
Operating income	$6,145	$5,486	$659	12.0%	$15,981	$17,165	$(1,184)	(6.9)%
Operating margins	16.6%	13.3%			15.4%	13.6%

The following factors were the primary drivers of the three and nine month year-over-year changes:

•
Market conditions. The fiscal 2015 acquisition of Integra better positioned Engineered Films to adapt to sales channel changes and customers' complex conversion needs emerging in the energy market. However, challenging end-market conditions have persisted in Engineered Films' energy market. The decline in oil prices has resulted in land-based rig counts decreasing more than 60% year-over-year, significantly decreasing demand for films in the energy market. While the decline in oil prices has reduced demand for products in the energy market, it has also led to favorable raw material cost comparisons versus the prior year. Despite the overall contraction in demand in the agricultural equipment market served by Applied Technology, demand has continued to strengthen for both Engineered Films' agricultural barrier films used in high-value crop production and grain and silage covers used to protect grain and feed.

•
Sales volume and selling prices. Third quarter net sales were down 10.5% to $36.9 million compared to prior year third quarter net sales of $41.2 million. For the first nine months of fiscal 2016, net sales were down 17.3% to $104.0 million compared to $125.8 million in the comparative period. The decline in sales for both periods was driven primarily by sharp declines, approximately 80%, in energy market sales. These declines were partially offset by the acquisition of Integra. Sales volume for the fiscal 2016 nine-month period was down 24.1%. Average selling prices for the same period were up approximately 9% compared to the prior year period primarily due to product mix.

•
Gross margins. For the three- and nine-month periods, margins of 20.9% and 20.4%, respectively, continued the trend of higher gross margins that started during the last half of fiscal 2015. These margins reflect the impact of value engineering and favorable raw material cost comparisons.

•
Operating expenses. Third quarter operating expense spending was down 2.8% due to continued focus on cost containment. As a percentage of net sales, however, operating expense was 4.2% in the current three-month period as compared to 3.9% in the prior year comparative period. The dollar level decrease was due to continued focus on cost containment given the lower sales levels. The year-to-date operating expense as a percentage of net sales was 5.1% compared to 3.4% in the prior year. Higher selling expense incurred earlier in the year due to costs associated with the Integra acquisition over lower sales volumes increased operating expense as a percentage of sales.

Aerostar
Aerostar serves aerospace and situational awareness markets and produces products as a contract manufacturing services provider. These contract manufacturing products have included military parachutes, uniforms, and protective wear as well as electronics manufacturing services. Aerostar designs and manufactures proprietary products including stratospheric balloons, tethered aerostats, and radar processing systems for aerospace and situational awareness markets. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Like Applied Technology, Aerostar has largely completed its planned exit of low-growth contract manufacturing business to focus on growing strategic proprietary product sales.
Through Vista and a separate business venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. and foreign governments. Vista positions the Company to meet growing global demand for lower-cost detection and tracking systems used by government and law enforcement agencies. As a leading provider of surveillance systems that enhance the effectiveness of radar using sophisticated algorithms, Vista products and services enhance Aerostar’s security solutions.

#26

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	$ Change	% Change	October 31, 2015	October 31, 2014	$ Change	% Change
Net sales	$9,456	$19,257	$(9,801)	(50.9)%	$27,338	$56,179	$(28,841)	(51.3)%
Gross profit	1,148	4,517	(3,369)	(74.6)%	4,962	10,700	(5,738)	(53.6)%
Gross margins	12.1%	23.5%			18.2%	19.0%
Operating expenses	$2,113	$1,490	$623	41.8%	$5,466	$6,034	$(568)	(9.4)%
Operating expenses as % of sales	22.3%	7.7%			20.0%	10.7%
Goodwill impairment loss	$7,413	$—	$7,413		$7,413	$—	$7,413
Operating (loss) income	(8,378)	3,027	(11,405)	(376.8)%	(7,917)	4,666	(12,583)	(269.7)%
Operating margins	(88.6)%	15.7%			(29.0)%	8.3%

Aerostar net sales, excluding contract manufacturing sales	$8,826	$12,416	$(3,590)	(28.9)%	23,624	33,304	$(9,680)	(29.1)%

Aerostar adjusted operating income	$485	$3,027	$(2,542)	(84.0)%	$946	$4,666	$(3,720)	(79.7)%

The following factors were the primary drivers of the year-over-year changes for the three- and nine-month periods:

•
Market conditions. Aerostar’s growth strategy emphasizes proprietary products and its focus is on proprietary technology including stratospheric balloons, advanced radar systems, and sales of aerostats in international markets. Certain of Aerostar's markets are subject to significant variability due to government spending. Uncertain demand in these markets continues in fiscal 2016. Aerostar continues to pursue substantial targeted international opportunities but the conflicts plaguing the Middle East North Africa region makes these opportunities and their timing less certain. As part of its strategy to sell proprietary products into new markets, Aerostar is pioneering leading-edge applications of its high-altitude balloons in collaboration with Google on Project Loon. Project Loon is a program to provide high-speed wireless Internet accessibility and telecommunications to rural, remote, and under-served areas of the world.

•
Sales volumes. Net sales for the current quarter did not reach last year's third quarter levels, declining 50.9% from $19.3 million to $9.5 million. Year-to-date sales were $27.3 million, down $28.8 million, a year-over-year decrease of 51.3%. The decline was the result of both lower sales of proprietary products, particularly Vista radar sales, and the planned reduction in contract manufacturing sales.

•
Proprietary revenues. As discussed previously, Aerostar's growth strategy centers on proprietary products. Fiscal 2016 third quarter proprietary sales were $8.8 million or $3.6 million less than the comparative period despite including additional aerostat sales. Aerostat sales for the three months ended October 31, 2015 were $2.9 million compared to $1.8 million in the comparable prior year period. For the fiscal 2016 nine-month period, net sales of proprietary products were $23.6 million; down $9.7 million, or 29.1%, versus the prior year period. Sales of proprietary products were impacted partially by the timing of orders and contract wins relative to the prior year within the Vista radar business and to a lesser extent, lower sales volumes of stratospheric balloons.

•
Gross margins. For the three- and nine- month periods, margins decreased 11.4 percentage points and 0.8 percentage points, respectively, compared to the prior year periods. Fiscal 2016 third quarter margins reflect net charges of $1.4 million. Vista has been pursuing international opportunities and was in the process of negotiating a large international contract that did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2.9 million for the write-off of these pre-contract costs. Partially offsetting this impairment charge, Vista recorded a benefit of $1.5 million to reflect a reduction in acquisition-related contingent liabilities due to lower expected payouts.

•
Goodwill impairment loss. Aerostar recorded a goodwill impairment loss of $7.4 million for the three- and nine-month periods ended October 31, 2015 compared to no impairment in the fiscal 2015 comparable periods. The goodwill impairment charge was recorded on the Vista reporting unit. This impairment loss is described more fully in Note 6 Goodwill Impairment Loss And Other Charges to the Consolidated Financial Statements in Part 1 of this Quarterly Report on Form 10-Q and the Critical Accounting Estimates in Item 2. of this Quarterly Report on Form 10-Q.

•
Operating expenses. Third quarter operating expense was $2.1 million, or 22.3% of net sales, an increase from 7.7% of net sales in the third quarter of fiscal 2015. Year-to-date operating expense as a percentage of net sales was 20.0%, up

#27

from 10.7% in the prior year period. The increase in both fiscal 2016 periods is due to strategic R&D spending on radar and stratospheric technologies over lower sales. Operating expenses for the fiscal 2016 year-to-date includes a loss of $0.1 million on the sale of the Huron, South Dakota facility.

•
Aerostar adjusted operating income. Excluding the unusual items discussed above, the fiscal 2016 third quarter operating income was $0.5 million compared to $3.0 million in the prior year third quarter. Year-to-date fiscal 2016 adjusted operating income was $0.9 million, down from $4.7 million in the comparative fiscal 2015 period. These operating income declines were driven primarily by the significant declines in sales from the comparative periods.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014
Administrative expenses	$3,802	$4,935	$13,322	$15,690
Administrative expenses as a % of sales	5.6%	5.4%	6.5%	5.4%
Other (expense), net	$(123)	$(72)	$(433)	$(210)
Effective tax rate	45.3%	32.6%	28.2%	31.2%

Administrative spending for the three- and nine-month periods ended October 31, 2015 was down $1.1 million and $2.4 million, respectively, as compared to the fiscal 2015 comparable periods. Both fiscal 2016 periods reflect the Company's cost control measures put in place starting in the fiscal 2015 second quarter to manage expenses relative to anticipated lower sales levels plus reductions in management incentive and performance-based restricted stock unit expenses based upon the fiscal 2016 results.

Other income (expense), net consists primarily of activity related to the Company's equity investment, interest income and expense, and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate decreased to 28.2% compared to 31.2% in the prior year. Although the fiscal 2015 effective tax rates include the impact of recognition of a $709 research and development tax credit in the fiscal second quarter based upon a tax study undertaken for fiscal years 2011 through 2014, the fiscal 2016 rate decreased 3.0 percentage points from the prior year. The decrease in the effective tax rate is primarily due to an increased tax benefit for qualified production activities. While pre-tax income is lower in the current year, this benefit is based on estimated taxable income. Taxable income is higher in comparison to pre-tax income for the three- and nine-month periods ended October 31, 2015 due to the goodwill impairment loss recorded. This impairment, described further in Note 6 Goodwill Impairment Loss And Other Charges, does not reduce taxable income. Rather, goodwill is amortized over 15 years for tax purposes.

OUTLOOK

At Raven our enduring success is built on our ability to balance the Company’s purpose and core values with necessary shifts in business strategy demanded by an ever-changing world.

For Applied Technology, end-market demand has deteriorated since the beginning of the year and the Company believes conditions are not likely to improve significantly for the foreseeable future. The fourth quarter will be challenging for the division given planned OEM shutdowns, but management believes the division may be reaching a market bottom and the velocity of sales declines appears to be easing. While the Company will continue its focus on managing expenses, management has proactively made the decision not to execute additional cost-cutting measures. With optimism in new products and opportunities for international growth, the Company is preserving its technical capabilities and enhancing its sales focus to capitalize on opportunities in anticipation of expected market share gains and growth from new products in fiscal 2017.

For Engineered Films, the prolonged, dramatic decline in oil prices continues to negatively impact rig counts and oil well completion rates. Engineered Films is not anticipating a quick recovery and year-over-year comparisons will be difficult in the fourth quarter, which was particularly strong in fiscal 2015 as the division transitioned to a new distribution model prior to the energy market decline which had not yet fully occurred. Improvement in the energy market is most likely delayed until sometime in fiscal 2017, with a strong rebound probably a few years out. Although sales to the remaining markets, in aggregate, are growing, the division faces a sales development challenge due to the depressed energy market. A recently completed new production line providing new product capabilities is expected to contribute growth in fiscal 2017.

For Aerostar, with lower expectations as to the timing and likelihood of completing certain international pursuits and a challenging comparison for Vista in the fourth quarter as a result of last year’s strong radar sales levels, the division’s fiscal 2016 fourth quarter

#28

is likely to be similar to the just-ended third quarter. Aerostar continues to develop new opportunities and make progress on key strategic programs relating to both stratospheric balloon and radar opportunities. Management continues to see growth opportunity for the Vista business and will continue pursuit of international opportunities on a more measured basis. This approach will likely push-out the development of sizable Vista business pursuits over a period of time. Following the third quarter restructuring activities in Vista, management will focus on managing expenses as the year’s challenges persist. At the same time, management expects to drive key initiatives such as continuing the design and manufacturing improvements of the stratospheric balloon product line in Aerostar.

In aggregate, the Company’s consolidated businesses continue to face difficult end-market demand challenges. These conditions are expected to persist and the Company does not expect fiscal 2016 consolidated sales to grow over the prior fiscal year. As a result of the actions the Company has taken to adjust its cost structure by focusing on the most promising projects with high-growth potential and delivering process improvements, management expects revenue and profit growth in fiscal 2017.

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

Cash and cash equivalents totaled $32.3 million at October 31, 2015, a decrease of $19.6 million from $51.9 million at January 31, 2015. The comparable balance one year earlier was $66.4 million. The decrease from fiscal year-end was primarily driven by increased cash outflow for shares repurchased under the authorized $40.0 million share buyback plan. In the current quarter the Company repurchased approximately 1.1 million shares at an average price of $17.59 for a total of $18.5 million. Year-to-date, the Company has repurchased 1.6 million shares at an average price of $18.31 for a total of $29.3 million.

At October 31, 2015 the Company held cash and cash equivalents of $3.9 million and $0.3 million of short-term investments in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $1.7 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.3 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 9 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings against the Credit Agreement in the fiscal quarter ended October 31, 2015 or outstanding balance under the Credit Agreement at October 31, 2015.

Letters of credit totaling $0.9 million as of October 31, 2015, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company expects to have these outstanding letters of credit issued under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement.

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

Cash provided by operating activities was $35.2 million for the first nine months of fiscal 2016 compared with $45.7 million in the first nine months of fiscal 2015. Changes in inventory and accounts receivable generated $21.0 million of cash in the first nine months of fiscal 2016 compared to generating $4.9 million one year ago. Inventory levels have decreased from $55.2 million at January 31, 2015 to $48.6 million at October 31, 2015. The Company's inventory turnover rate decreased from the prior year (trailing 12-month inventory turn of 3.9X at October 31, 2015 versus 5.0X at October 31, 2014) primarily due to higher average inventory levels at Engineered Films. From an accounts receivable perspective, the end-market strategy for the energy market

#29

will continue to impact accounts receivable by stretching out cash collections and increasing days sales outstanding during fiscal 2016. The trailing 12 months days sales outstanding was 58 days at October 31, 2015 and 52 days at October 31, 2014.

Investing Activities
Cash used in investing activities decreased from $18.1 million in the first nine months of fiscal 2015 to $9.0 million in the first nine months of fiscal 2016. The prior year was higher due to the $4.7 million acquisition of SBG. This year benefited from $2.0 million in cash provided by the disposal of assets related to the exit of contract manufacturing in Applied Technology and Aerostar. The cash inflows from the exit of contract manufacturing were from selling the Company's St. Louis operations and related assets as well as our idle facility in Huron, South Dakota. Capital expenditures totaled $10.8 million and $12.8 million in the first nine months of fiscal 2016 and fiscal 2015, respectively. The fiscal 2016 spending primarily relates to Engineered Films capacity expansion. Management anticipates fiscal 2016 capital spending to be approximately $13 million with the remaining spending including final payments on the recently completed Engineered Films' production line and Applied Technology and Aerostar spending to advance product development. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Cash inflow related to business acquisitions in fiscal 2016 relate to the Company receiving a $0.4 million settlement of the working capital adjustment to the Integra purchase price. Cash outflow related to business acquisition in the prior year related to the SBG business acquisition, totaling $4.7 million.

Financing Activities
Cash used in financing activities was $45.9 million for the nine months ended October 31, 2015 compared to $14.0 million one year ago. Dividends of $14.6 million, or 39.0 cents per share, were paid to Raven shareholders in the current year compared to dividends of $13.6 million, or 37.0 cents per share in the prior year. During the nine months ended October 31, 2015 and October 31, 2014, the Company made payments of $0.8 million and $0.5 million respectively, on acquisition-related contingent liabilities.

The Company began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors in fiscal 2015. Year-to-date, the Company paid $29.3 million for share purchases. No shares were repurchased during the first nine months of fiscal 2015.

During the nine months ended October 31, 2015, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement previously discussed. No debt issuance costs were paid during the nine months ended October 31, 2014. No borrowings or repayment has occurred on the Credit Agreement during the first nine months of fiscal 2016. Long-term debt of $0.6 million, consisting of a bank note and debts to the former owners assumed in the acquisition of SBG, was repaid in the first nine months of fiscal 2015.

Financing cash outflows in the first nine months of fiscal 2016 included employee taxes paid in relation to net settlement of restricted stock units (RSUs) that vested during the year. No RSUs vested during the nine months ended October 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Except as described above and in Note 5 Acquisitions of and Investments in Businesses and Technologies along with Note 7 Employee Post Retirement Benefits of the Notes to Consolidated Financial Statements in Part 1 of this Quarterly Report on Form 10-Q, there have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2015.
As a result of the amendment of the postretirement benefit plan, the undiscounted accumulated postretirement benefit obligation of the plan decreased approximately $10.2 million. As a result of the lower revenue expectations for Vista, expected earn-out payments related to the acquisition of Vista decreased approximately $2.9 million. In a transaction separate from the Vista acquisition, the Company agreed to fund a revenue-based bonus pool, not to exceed $15.0 million, which is being accrued (using the same earn-out percentages as the acquisition-related contingent liability) when the revenue stream is recorded. Accordingly, the expected payout of this obligation also decreased $2.9 million. The table below shows the updated amounts for these obligations at October 31, 2015.

#30

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Postretirement benefits	$19,270	$209	$703	$712	$17,646
Acquisition-related contingent payments -Vista(a)	3,466	250	1,202	2,014	—

(a) Excludes future earn-out payments for SBG of $1,978 included in January 31, 2015 acquisition-related contingent payments as these did not materially change.

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
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities, one of which was expected to be awarded during the quarter. In addition, the Company made a change in the executive leadership of the reporting unit during the quarter. While Vista has been in the process of negotiating a large international contract, the contract did not materialize in the fiscal 2016 third quarter as expected. The likelihood of being awarded this or other such contracts in the next twelve months is now lower than it was in the second quarter. The Company continues to pursue these international opportunities, but the timing of any contract award is less certain. As a result of a delay in being awarded this large international contract, the Company lowered its financial forecast for the business. As a result of these factors, the Company performed a Step 1 impairment analysis using fair value techniques as of October 31, 2015.

The Company compared the carrying value of the reporting unit, including goodwill, to its estimated fair value. In calculating the estimated fair value, the Company used the income approach. The income approach is a valuation technique under which the Company estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, the Company projected revenues and applied projected gross margins and operating expense ratios to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the Company’s estimated weighted average cost of capital derived using both known and estimated customary market metrics. The estimated fair value was also compared to comparable market information for reasonableness.

In determining the estimated fair value of the Vista reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates, the October 31, 2015 analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value. The carrying value exceeded the estimated fair value by $8.4 million or 35.0%. Using the discount rate to illustrate the sensitivity of this estimated fair value to each of the estimates previously described, a one-half percentage point increase in the discount rate would reduce the estimated fair value of the Vista reporting unit by approximately $0.5 million.
The Company completed a Step 2 analysis by allocating the enterprise value calculated in Step 1 to the fair value of the remaining assets and liabilities as of the October 31st balance sheet date. Prior to performing the Step 2 analysis, the Company also evaluated the fair value of the remaining assets and liabilities including acquisition-related contingent consideration, or contingent earn-out liability, based on the revised forecast. This liability is more fully described in Note 5 Acquisitions and Investments in Business Technologies. The reduction in Vista's estimated future discounted cash flows resulted in a reduction in the liability and a benefit of $1.5 million recorded in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income.

In the Step 2 impairment analysis, the fair value determined in Step 1 was allocated to the remaining assets and liabilities of the reporting unit. The focus of the Step 2 analysis was the fair valuation of the intangible assets, which include existing technology, customer relationships, and non-compete agreements. The resulting implied fair value of the Vista goodwill was $4.1 compared to the carrying value recorded for the reporting unit, $11.5 million. This $7.4 million shortfall was recorded in the current quarter

#31

as an impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statement of Income and Comprehensive Income.
In the previous quarter, the Company evaluated each of its reporting units and determined the Engineered Films reporting unit had experienced a triggering event based on the following:

•
The Company's Engineered Films Division energy market sales constituted about 35% of its net sales for the past two fiscal years. Oil prices had continued to decline since the fourth quarter of fiscal 2015 and were at levels that had not been seen since 2003. The economic outlook indicated oil prices were not likely to recover and lead to increased drilling activity during fiscal 2016.

•
The Company acquired Integra in November 2014, prior to the decline in oil prices, to help expand Engineered Films' production capacity, broaden its product offerings and enhance its conversion capabilities. The former Integra business was fully integrated into the Engineered Films Division and is included in the Engineered Films reporting unit. A significant part of the Company's acquisition strategy was growth into the energy market, which was impacted by the price of oil.

•
The model used for the most recent valuation, the fiscal 2015 fourth quarter valuation, of the goodwill resulting from the Integra acquisition did not factor in a prolonged decrease of this magnitude in the price of oil.

•
Engineered Films' sales in the energy market were down approximately 75% in the first six months of fiscal 2016 compared to the first six months of fiscal 2015. Internal sales outlooks for this market did not include an expected recovery in end-market demand during fiscal 2016.

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

In determining the estimated fair value of the Engineered Films reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates the July 31, 2015 analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded its carrying values by $50.7 million or 37.2%. Using the discount rate to illustrate the sensitivity of this estimated fair value to each of the estimates previously described, a one-half percentage point increase in the discount rate would reduce the estimated fair value of the Engineered Films reporting unit by approximately $9.7 million.
The Company concluded that no triggering events occurred for Engineered Films in the third quarter. No significant changes were noted in the energy market conditions since last quarter. Although oil prices continue to be lower and Engineered Film's business is still down 75 to 80% year-over-year in the energy market, the profitability of the reporting unit continues to be higher than the date of the last impairment test given the lower material costs in comparison to the selling price.

Although the profitability of the Company’s other two reporting units, Aerostar (all operations other than Vista) and Applied Technology, has been down as compared to the prior year, the Company identified no triggering events requiring a Step 1 impairment analysis for either of these reporting units. Further, the fiscal 2015 fourth quarter calculated fair value of each of these reporting units significantly exceeded the carrying value of its net assets. The Company will conduct its planned annual assessment of goodwill for impairment in the fourth quarter.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in

#32

market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively. Early adoption is permitted. In the fiscal 2016 first quarter the Company elected to early adopt ASU 2015-04 and apply it on a prospective basis. The Company's plan that provides postretirement medical and other benefits was amended on August 25, 2015. As a result of this plan amendment, the Company elected the practical expedient pursuant to this guidance and a valuation was completed using an August 31, 2015 measurement date.

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015 the FASB issued ASU No. 2015-15 "Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in ASU 2015-15, issued in August 2015, FASB adopted SEC staff comments that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 and 2015-15 are both effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter and ASU 2015-15 in fiscal 2016 third quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with the credit facility discussed further in Note 9 Financing Arrangements have been presented as an asset and are being amortized ratably over the term of the line of credit arrangement. The adoption of this guidance did not have an impact on the Company's results of operations for the period.

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

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in first, second and third quarter fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

New Accounting Standards Not Yet Adopted
In November 2015 the FASB issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes “ (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The Company may apply the standard either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and working capital.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments“ (ASU 2015-16). The amendments ASU 2015-16 apply to all entities that have reported

#33

provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and, during the measurement period, have an adjustment to provisional amounts recognized. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with earlier application permitted for financial statements that have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11). The amendments in ASU 2015-11 clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments are to be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In April 2015 the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a cloud computing arrangement with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. ASU 2015-05 adds guidance to Subtopic 350-40, Intangibles-Goodwill and Other-Internal-Use Software, which will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance does not change GAAP for a customer’s accounting for service contracts. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. ASU 2015-05 is effective for fiscal years beginning after December 15, 2015. The amendments may be applied prospectively to all arrangements entered into or materially altered after the effective date or retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position, results of operations, and cash flows.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for

#34

the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of October 31, 2015. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. Additionally, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations, or cash flows.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the statement of income. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in accumulated other comprehensive income (loss) within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated

#35

and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure.

As of October 31, 2015, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date.

Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of October 31, 2015.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved as a defendant in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of business. The potential costs and liability of such claims cannot be determined at this time. Management believes that liability resulting from these claims will in many cases be substantially mitigated by insurance coverage. Management does not believe the ultimate outcome of any pending matters will be significant to its results of operations, financial position, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company announced that its Board of Directors had authorized a $40.0 million stock buyback program.

The Company made purchases of its own equity securities during the third quarter of 2016 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
August 1 to August 31, 2015	386,068	$18.01	$6,954,158
September 1 to September 30, 2015	495,152	17.05	8,444,452
October 1 to October 31, 2015	171,367	18.17	3,114,190
Total as of and for the fiscal quarter ended October 31, 2015	1,052,587	$17.59	$18,512,800	$10,662,179

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

#36

Item 6. Exhibits:

Exhibit Number	Description

4.1
Raven Industries, Inc. Amended and Restated 2010 Stock Incentive Plan filed on June 8, 2015 as Exhibit 4.1 of Raven Industries, Inc. Registration Statement on Form S-8, and incorporated herein by reference.

10.1
Amended Employment agreements between Raven Industries, Inc. and the following senior executive officers: Lon E. Stroschein, Brian E. Meyer, Janet L. Matthiesen, Stephanie Herseth Sandlin, and Steven E. Brazones dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed August 31, 2015). †

10.2
Schedule A to the Amended Employment Agreements between Raven Industries, Inc. and the following senior executive officers: Lon E. Stroschein, Brian E. Meyer, Janet L. Matthiesen, Stephanie Herseth Sandlin, and Steven E. Brazones dated August 25, 2015 (incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed August 31, 2015). †

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

† Management contract or compensatory plan arrangement

#37

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: December 4, 2015

#38