Form 10-K
period 2016-01-31
RAVEN INDUSTRIES INC
filed 2016-03-29
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2016
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter)during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
	☑	Yes	☐	No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2015 was approximately $724,165,854. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $19.43, on July 31, 2015, which was as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 22, 2016 was 36,279,928.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 24, 2016, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS
Raven Industries, Inc. (the Company or Raven) was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The Company is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, and defense markets. The Company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into product lines that extended from technologies and production methods of this original balloon business. The Company employs approximately 910 people and is headquartered at 205 E. Sixth Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The Company's Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the ticker symbol RAVN. The Company has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on the website. Information on the Company's website is not part of this filing.

All reports (including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K) and proxy and information statements filed with the Securities and Exchange Commission (SEC) are available through a link from the Company's website to the SEC website. All such information is available as soon as reasonably practicable after it has been electronically filed. Filings can also be obtained free of charge by contacting the Company or the SEC. The SEC can be contacted through its website at http://www.sec.gov or through the SEC's Office of FOIA/PA Operations at 100 F Street N.E., Washington, DC 20549-2736, or by calling the SEC at 1-800-732-0330.

BUSINESS SEGMENTS

The Company has three unique operating units, or divisions, that are also its reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Many of the past and present product lines are an extension of technology and production methods developed in the original balloon business. Product lines have been grouped in these segments based on common technologies, production methods, and inventories; however, more than one business segment may serve each of the product markets identified above. The Company measures the profitability performance of its segments primarily based on their operating income excluding administrative and general expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Business segment financial information is found on the following pages of this Annual Report on Form 10-K (Form 10-K):
16	Business Segments
22	Results of Operations – Segment Analysis
72	Note 15 Business Segments and Major Customer Information

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, decrease inputs, and improve farm yields around the world.  The Applied Technology product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, planter controls, and harvest controls. Applied Technology's services include high-speed in-field Internet connectivity and cloud-based data management. The Company's investment in Site-Specific Technology Development Group, Inc. (SST), a software company, and the continued build-out of the Slingshot™ platform have positioned Applied Technology as an information platform that improves grower decision-making and business efficiencies for our agriculture retail partners.

Applied Technology sells its precision agriculture control products to both original equipment manufacturers (OEMs) and through aftermarket distribution partners in the United States and in most major agricultural areas around the world. Applied Technology has personnel and third-party distribution representatives located in the U.S. and key geographic areas throughout the world. The Company's competitive advantage in this segment is designing and selling easy to use, reliable, and innovative value-added products that are supported by an industry-leading service and support team.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

Engineered Films primarily sells plastic sheeting to independent third-party distributors in each of the various markets it serves. Through the acquisition of Integra Plastics, Inc. (Integra) in November 2014, Engineered Films also leverages a direct sales channel in the division’s energy market. The Company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States in the markets it serves. Engineered Films believes its ability to both extrude and convert films allows it to provide a more customized solution to customers. A number of suppliers of sheeting compete with the Company on both price and product availability. Engineered Films is the Company's most capital-intensive business segment, and historically has made sizable investments in new extrusion capacity and conversion equipment. This segment's capital expenditures were $10.8 million in fiscal 2016, $8.2 million in fiscal 2015, and $6.7 million in fiscal 2014.

Aerostar
Aerostar serves the defense/aerospace and situational awareness markets. Aerostar's products include high-altitude balloons, tethered aerostats, and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar’s growth strategy emphasizes the design and manufacture of proprietary products in these markets. In previous years, Aerostar also provided contract manufacturing services. During this last year the Company largely exited this business. Net sales from contract manufacturing in fiscal 2016 were $4.7 million, compared to $31.7 million in fiscal 2015 and $51.3 million in fiscal 2014. The planned wind-down of contract manufacturing is now complete.

The acquisition of Vista Research, Inc. (Vista) in January 2012 positioned the Company to meet global demand for lower-cost target detection and tracking systems used by government agencies. Through Vista and a separate business venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government as well as sales of advanced radar systems, high-altitude balloons, and aerostats in international markets. In some cases, such sales will be Direct Commercial Sales to foreign governments rather than Foreign Military Sales through the U.S. government.

Aerostar sells to government agencies or commercial users primarily as a sub-contractor. The projects Aerostar bids on can be large-scale, with opportunities in the $10-$50 million range. Further, Direct Commercial Sales to foreign governments often involve large contracts subject to frequent delays because of budget uncertainties, regional military conflicts, and protracted negotiation processes. The timing of contract wins results in volatility in Aerostar’s results.

MAJOR CUSTOMER INFORMATION

No customers accounted for 10% or more of consolidated sales in fiscal 2016. Sales to Brawler Industrial Fabrics, a customer in the Engineered Films Division, accounted for 14%, and 13% of consolidated sales in fiscal years 2015 and 2014.

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

Engineered Films also sees seasonal demand peak in the second and third fiscal quarters.

FINANCIAL INSTRUMENTS

The principal financial instruments that the Company maintains are cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and acquisition-related contingent payments. The Company manages the interest rate, credit, and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in accordance with Company policies. The Company does not use off-balance sheet financing, except to enter into operating leases.

The Company uses derivative financial instruments to manage foreign currency risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition, or cash flows.

RAW MATERIALS

The Company obtains a wide variety of materials from numerous vendors. Principal materials include electronic components for Aerostar and Applied Technology, various plastic resins for Engineered Films, and fabrics for Aerostar. Engineered Films has experienced volatile resin prices over the past three years. Price increases could not always be passed on to customers due to weak demand and a competitive pricing environment. Predicting future material volatility and the related potential impact on the Company is not possible.

PATENTS

The Company owns a number of patents. The Company does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. As the Company continues to develop more technology-based offerings, protection of the Company’s intellectual property has become an increasingly important strategic objective. Along with a more aggressive posture toward patenting new technology and protecting trade secrets, the Company has restrictions on the disclosure of our technology to industry and business partners to ensure that our intellectual property is maintained and protected.

RESEARCH AND DEVELOPMENT

The business segments conduct ongoing research and development efforts. Most of the Company's research and development expenditures are directed toward new product development, particularly in the Applied Technology Division. Total Company research and development costs are presented in the Consolidated Statements of Income and Comprehensive Income.

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

The Company and the purchasers of the Company's Glasstite subsidiary conducted environmental assessments of the properties. Although these assessments continue to be evaluated by the MPCA on the basis of the data available, the Company believes that any activities that might be required as a result of the findings of the assessments will not have a material effect on the Company's results of operations, financial position, or cash flows. The Company had $37 thousand accrued at January 31, 2016, representing its best estimate of probable costs to be incurred related to this and all other environmental matters.

BACKLOG

As of February 1, 2016, the Company's order backlog totaled approximately $18.6 million. Backlog amounts as of February 1, 2015 and 2014 were $26.7 million and $51.8 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the Company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

EMPLOYEES

As of January 31, 2016, the Company had approximately 910 employees. Following is a summary of active employees by segment: Applied Technology - 363; Engineered Films - 298; Aerostar - 175; and Corporate Services - 75. Management believes its employee relations are satisfactory.

EXECUTIVE OFFICERS

Name, Age and Position	Biographical Data
Daniel A. Rykhus, 51
Mr. Rykhus became the Company's President and Chief Executive Officer in 2010. He joined the Company in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from1998 through 2009, and served as Executive Vice President from 2004 through 2010.

President and Chief Executive Officer

Steven E. Brazones, 42
Mr. Brazones joined the Company in December 2014 as its Vice President, Chief Financial Officer, and Treasurer. From 2002 to 2014, Mr. Brazones held a variety of positions with H.B. Fuller Company. Most recently, he served as H.B. Fuller's Americas Region Finance Director. Previously, he served as the Assistant Treasurer and the Director of Investor Relations. Prior to his tenure with H.B. Fuller, Mr. Brazones held various roles at Northwestern Growth.

Vice President and Chief Financial Officer

Stephanie Herseth Sandlin, 45
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

Janet L. Matthiesen, 58
Ms. Matthiesen joined the Company in 2010 as Director of Administration and has been the Company's Vice President of Human Resources since 2012. Prior to joining Raven, Ms. Matthiesen was a Human Resource Manager at Science Applications International Corporation from 2002 to 2010.

Vice President of Human Resources

Brian E. Meyer, 53
Mr. Meyer was named Division Vice President and General Manager of the Applied Technology Division in May 2015. He joined the Company in 2010 as Chief Information Officer. Prior to joining the Company, Mr. Meyer was an information and technology executive in the health insurance industry and vice president of systems development in the property and casualty insurance industry.

Division Vice President and General Manager -
Applied Technology Division

Anthony D. Schmidt, 44
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

RISKS RELATING TO THE COMPANY

The Company's business is subject to many risks. Set forth below are the most important risks we face. In evaluating our business and your investment in us, you should also consider the other information presented in or incorporated by reference into this Annual Report on Form 10-K.

Weather conditions could affect certain of the Company's markets such as agriculture and construction.
The Company's Applied Technology Division is largely dependent on the ability of farmers, agricultural service providers, and custom operators to purchase agricultural equipment that includes its products. If such farmers experience adverse weather conditions resulting in poor growing conditions, or experience unfavorable crop prices or expenses, potential buyers may be less likely to purchase agricultural equipment. Conversely, if farmers experience favorable weather and growing conditions, high yields could result in unfavorable crop prices and lower farm income making potential buyers less likely to purchase agricultural equipment. Accordingly, weather conditions may adversely affect sales in the Applied Technology Division.

Weather conditions can also adversely affect sales in the Company's Engineered Films Division. To the extent weather conditions curtail construction or agricultural activity, such as a late spring or drought, sales of the segment's plastic sheeting would likely decrease.

Seasonal, weather-related and market demand variation could also affect quarterly results. If expected sales are deferred in a fiscal quarter while inventory has been built and operating expenses incurred, financial results could be negatively impacted.

Price fluctuations in and shortages of raw materials could have a significant impact on the Company's ability to sustain and grow earnings.
The Company's Engineered Films Division consumes significant amounts of plastic resin, the cost of which depends upon market prices for natural gas and oil and other market forces. These prices are subject to worldwide supply and demand as well as other factors beyond the control of the Company. Although the Engineered Films Division is sometimes able to pass on such price increases to its customers, significant variations in the cost of plastic resins can affect the Company's operating results from period to period. Unusual supply disruptions, such as one caused by a natural disaster, could cause suppliers to invoke “force majeure” clauses in their supply agreements, causing shortages of material. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. If the Company is not able to fully offset the effects of adverse materials availability and correspondingly higher costs, financial results could be adversely affected.

Electronic components used by both the Applied Technology Division and Aerostar Division, are sometimes in short supply, impacting our ability to meet customer demand.

If a supplier of raw materials or components were unable to deliver due to shortage or financial difficulty, any of the Company's segments could be adversely affected.

Fluctuations in commodity prices can increase our costs and decrease our sales.
Agricultural income levels are affected by agricultural commodity prices and input costs. As a result, changes in commodity prices that reduce agricultural income levels could have a negative effect on the ability of growers and their service providers to purchase the Company's precision agriculture products manufactured by its Applied Technology Division.

Exploration for oil and natural gas fluctuates with their price and recent energy market conditions suggest that while end-market conditions are not likely to deteriorate further, they are not likely to improve in the near term. Plastic sheeting manufactured and sold by our Engineered Films Division is sold as pit and pond liners to contain water used in the drilling process. Lower prices for oil and natural gas could reduce exploration activities and demand for our products.

Plastic sheeting manufacturing uses plastic resins, which can be subject to changes in price as the cost of natural gas or oil changes. Accordingly, volatility in oil and natural gas prices may negatively affect our raw material costs and cost of goods sold and potentially cause us to increase prices, which could adversely affect our sales and/or profitability.

Failure to develop and market new technologies and products could impact the Company's competitive position and have an adverse effect on the Company's financial results.
The Company's operating results in Applied Technology, Engineered Films, and Aerostar depend upon the ability to renew the pipeline of new products and to bring those products to market. This ability could be adversely affected by difficulties or delays in product development such as the inability to identify viable new products, successfully complete research and development, obtain relevant regulatory approvals, obtain intellectual property protection or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges, and intense competition, there can be no assurance that any of the products the Company is currently developing, or could begin to develop in the future, will achieve substantial commercial success. Technical advancements in products may also increase the risk of product failure, increasing product returns or warranty claims and settlements. In addition, sales of the Company's new products could replace sales of some of its current products, offsetting the benefit of even a successful product introduction.

The Company's sales of products which are specialized and highly technical in nature are subject to uncertainties, start-up costs and inefficiencies, as well as market, competitive, and compliance risks.
The Company’s growth strategy relies on the design and manufacture of proprietary products. Highly technical, specialized product inventories may be more susceptible to fluctuations in market demand. If demand is unexpectedly low, write-downs or impairments of such inventory may become necessary. Either of these outcomes could adversely affect our results of operations. Start-up costs and inefficiencies can adversely affect operating results and such costs may not be recoverable in a proprietary product environment because the Company may not receive reimbursement from its customers for such costs.

Competition in agriculture markets could come from our current customers if original equipment manufacturers develop and integrate precision agriculture technology products themselves rather than purchasing from third parties, reducing demand for Applied Technology’s products.

Regulatory restrictions could be placed on hydraulic fracturing because of environmental and health concerns, reducing demand for Engineered Film’s products. For Engineered Films, the development of alternative technologies, such as closed loop drilling processes that would reduce the need for pit liners in energy exploration, could also reduce demand for the Company’s products.

Aerostar’s future growth relies on sales of high-altitude balloons, advanced radar systems, and aerostats to international markets. In some cases, such sales will be Direct Commercial Sales to foreign governments rather than Foreign Military Sales through the U.S. government. Direct Commercial Sales to foreign governments often involve large contracts subject to frequent delays because of budget uncertainties, regional military conflicts, and protracted negotiation processes. Such delays could adversely affect our results of operations. The nature of these markets for Vista's radar systems and Aerostar's aerostats makes these products particularly susceptible to fluctuations in market demand. Demand fluctuations and the likelihood of delays in sales involving large contracts for such products also increase the risk of these products becoming obsolete, increasing risk associated with expected sales of such products. The value of aerostat and radar systems inventory at January 31, 2016 is approximately $12 million. This valuation is based on an estimate that the market demand for these products will be sufficient in future periods such that these inventories will be sold at a price greater than carrying value. Write-downs or impairment of the value of such products carried in inventory could adversely affect our results of operations. To the extent products become obsolete or anticipated sales are not realized, our expected future cash flows could be adversely impacted. An impairment could adversely impact the Company's results of operations and financial condition.

Sales of certain of Aerostar’s products into international markets increase the compliance risk associated with regulations such as The International Traffic in Arms Regulations (ITAR), as well as others, exposing the Company to fines and its employees to fines, imprisonment, or civil penalties. Potential consequences of a material violation of such regulations include damage to our reputation, litigation, and increased costs.

The Company's Aerostar segment depends on the U.S. government for a significant portion of its sales, creating uncertainty in the timing of and funding for projected contracts.
A significant portion of Aerostar's sales are to the U.S. government or U.S. government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in U.S. government defense or near-space research spending or changes in spending allocations could result in one or more of the Company's programs being reduced, delayed, or terminated. Reductions in the Company's existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The Company's U.S. government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels, reduced program funding due to U.S government debt limitations, automatic budget cuts ("sequestration") or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.

In addition, many U.S. government contracts are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government's convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the Company's future sales and earnings.

The Company derives a portion of its revenues from foreign markets, which subjects the Company to business risks, including risk of changes in government policies and laws or worldwide economic conditions.
The Company's sales outside the U.S. were $27.8 million in fiscal 2016, representing 11% of consolidated net sales. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations, along with changes in worldwide economic conditions. These conditions include, but are not limited to, changes in a country's or region's economic or political condition; trade regulations affecting production, pricing, and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; the impact of fluctuations in foreign currency exchange rates, which may affect product demand and may adversely affect the profitability of our products in U.S. dollars in foreign markets where payments are made in the local currency; burdensome taxes and tariffs; and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficulty in enforcing agreements or collecting receivables, and increased transportation or other shipping costs. Any of these such risks could lead to reduced sales and reduced profitability associated with such sales.

Adverse economic conditions in the major industries the Company serves may materially affect segment performance and consolidated results of operations.
The Company's results of operations are impacted by the market fundamentals of the primary industries served. Significant declines of economic activity in the agricultural, oil and gas exploration, construction, industrial, aerospace/aviation, defense and other major markets served may adversely affect segment performance and consolidated results of operations.

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

Total goodwill and intangible assets account for approximately $60.6 million, or 20%, of the Company's total assets as of January 31, 2016. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. Our expected future cash flows are dependent on several factors including revenue growth in certain of our product lines and an expectation that the pricing in commodities markets will recover in future periods. Our expected future cash flows could be adversely impacted if our anticipated revenue growth is not realized or if pricing in commodities markets does not recover in future periods. An impairment could adversely impact the Company's results of operations and financial condition.

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
The Company has developed significant proprietary technology and other rights that are used in its businesses. The Company relies on trade secret, copyright, trademark, and patent laws and contractual provisions to protect the Company's intellectual property. While the Company takes enforcement of these rights seriously, other companies such as competitors or persons in related markets in which the Company does not participate may attempt to copy or use the Company's intellectual property for their own benefit.

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

Raven's corporate office is located in Sioux Falls, South Dakota. Along with the corporate headquarters building, the Company also owns separate manufacturing facilities for each of our business segments as well as various warehouses, training, and product development facilities in the immediate Sioux Falls area.

In addition to its Sioux Falls facilities, Applied Technology owns a product development facility in Austin, Texas and an idle manufacturing facility in St. Louis, Missouri that is actively being marketed for sale. Applied Technology also leases manufacturing, research, and office facilities in Middenmeer, Netherlands and Geel, Belgium and office/warehouse space in Stockholm, Saskatchewan Canada. In addition, Applied Technology leases smaller research and office facilities in South Dakota.

Engineered Films has additional owned production and conversion facilities located in Madison and Brandon, South Dakota and Midland, Texas.

Aerostar owns manufacturing, sewing, and research facilities located in Madison, South Dakota, and Sulphur Springs, Texas. Aerostar's subsidiary Vista also leases facilities in Arlington, Virginia and in Monterey, Chatsworth, and Sunnyvale, California.

Most of the Company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering, and manufacturing support staff. The Company believes that its properties are suitable and adequate to meet existing production needs. Although there is idle capacity available in the Engineered Films Division, the productive capacity in the Company's facilities is substantially being used. The Company also owns approximately 29.6 acres of undeveloped land adjacent to the other owned property, which is available for expansion.

The following is the approximate square footage of the Company's owned or leased facilities by segment: Applied Technology - 182,000; Engineered Films - 606,000; Aerostar - 331,000; and Corporate - 150,000.

ITEM 3.	LEGAL PROCEEDINGS

The Company is responsible for investigation and remediation of environmental contamination at one of its sold facilities (see Item 1, Business - Environmental Matters of this Form 10-K). In addition, the Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the NASDAQ Global Select Market under the ticker symbol RAVN. The following table shows quarterly unaudited financial results, quarterly high and low trade prices per share of the Company's common stock, as reported by NASDAQ, and dividends declared for the periods indicated:

QUARTERLY INFORMATION (UNAUDITED)
(Dollars in thousands, except per-share amounts)
	Net Sales	Gross Profit	Operating Income	Pre-tax Income	Net Income Attributable to Raven	Net Income Per Share(a)		Common Stock Market Price		Cash Dividends Per Share

						Basic	Diluted	High	Low
FISCAL 2016
First Quarter	$70,273	$20,359	$7,214	$7,170	$4,855	$0.13	$0.13	$22.85	$16.91	$0.13
Second Quarter	67,518	17,858	6,429	6,163	4,191	0.11	0.11	22.36	18.52	0.13
Third Quarter	67,611	16,171	(2,727)	(2,850)	(1,581)	(0.04)	(0.04)	19.53	15.77	0.13
Fourth Quarter	52,827	11,397	176	299	1,024	0.03	0.03	19.61	13.87	0.13
Total Year	$258,229	$65,785	$11,092	$10,782	$8,489	$0.23	$0.23	$22.85	$13.87	$0.52

FISCAL 2015
First Quarter	$102,510	$31,766	$16,532	$16,453	$11,038	$0.30	$0.30	$40.06	$30.29	$0.12
Second Quarter	94,485	25,658	10,696	10,637	7,719	0.21	0.21	34.56	27.75	0.12
Third Quarter	91,292	24,339	10,159	10,087	6,783	0.19	0.18	30.74	22.13	0.13
Fourth Quarter	89,866	21,483	6,414	6,324	6,193	0.16	0.16	26.56	20.75	0.13
Total Year	$378,153	$103,246	$43,801	$43,501	$31,733	$0.86	$0.86	$40.06	$20.75	$0.50

FISCAL 2014
First Quarter	$103,680	$34,916	$20,934	$20,736	$14,003	$0.38	$0.38	$34.04	$25.46	$0.12
Second Quarter	93,421	26,735	12,568	12,349	8,333	0.23	0.23	35.68	28.82	0.12
Third Quarter	104,938	31,940	18,132	18,089	12,289	0.34	0.34	34.83	28.38	0.12
Fourth Quarter	92,638	25,763	12,360	12,449	8,278	0.23	0.23	42.99	32.64	0.12
Total Year	$394,677	$119,354	$63,994	$63,623	$42,903	$1.18	$1.17	$42.99	$25.46	$0.48
(a)	Net income per share is computed discretely by quarter and may not add to the full year.
As of January 31, 2016, the Company had approximately 12,800 beneficial holders, which includes a substantial amount of the Company's common stock held of record by banks, brokers, and other financial institutions.

On November 3, 2014, the Company announced that its Board of Directors (Board) had authorized a $40.0 million stock buyback program. During fiscal 2016, the Company made purchases of 1,602,545 common shares under this plan for a total cost of $29.3 million or $18.31 per share. None of these common shares were repurchased during the fourth quarter of fiscal 2016. There is approximately $10.7 million still available for share repurchases under this Board-authorized program which remains in place until such time as the authorized spending limit is reached or is otherwise revoked by the Board.

# 11

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, INC.,
S&P 1500 INDUSTRIAL MACHINERY INDEX AND RUSSELL 2000 INDEX

The above graph compares the cumulative total shareholders return on the Company's stock with the cumulative return of the S&P 1500 Industrial Machinery Index and the Russell 2000 index. Investors who bought $100 of the Company's stock on January 31, 2011, held this for five years and reinvested the dividends would have seen its value decrease to $69.48. Stock performance on the graph is not necessarily indicative of future price performance.

	Years Ended January 31,						5-Year
Company / Index	2011	2012	2013	2014	2015	2016	CAGR(a)

Raven Industries, Inc.	$100.00	$139.18	$117.20	$165.39	$96.45	$69.48	(7.0)%
S&P 1500 Industrial Machinery Index	100.00	99.63	120.00	151.19	156.74	142.97	7.4%
Russell 2000 Index	100.00	102.86	118.78	150.88	157.53	141.90	7.3%
(a) compound annual growth rate (CAGR)

# 12

(This page is intentionally left blank)

# 13

ITEM 6.	SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(In thousands, except employee counts and per-share amounts)	For the years ended January 31,
	2016	2015	2014
OPERATIONS
Net sales	$258,229	$378,153	$394,677
Gross profit	65,785	103,246	119,354
Operating income(a)	11,092	43,801	63,994
Income before income taxes(a)	10,782	43,501	63,623
Net income attributable to Raven Industries, Inc.	8,489	31,733	42,903
Net income % of sales	3.3%	8.4%	10.9%
Net income % of average equity	3.0%	11.4%	18.2%
Cash dividends(b)	$19,426	$18,519	$17,465
FINANCIAL POSITION
Current assets	$125,733	$170,979	$169,405
Current liabilities	18,819	31,843	29,819
Working capital	$106,914	$139,136	$139,586
Current ratio	6.68	5.37	5.68
Property, plant and equipment	$116,162	$117,513	$98,076
Total assets	306,610	362,873	301,819
Long-term debt, less current portion	—	—	—
Raven Industries, Inc. shareholders' equity	$268,791	$305,153	$251,362
Long-term debt / total capitalization	—%	—%	—%
Inventory turnover (cost of sales / average inventory)	3.6	4.9	5.2
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$44,008	$60,083	$52,836
Investing activities	(11,074)	(29,986)	(31,615)
Financing activities	(50,684)	(30,665)	(17,354)
Change in cash and cash equivalents	(18,167)	(1,038)	3,634
COMMON STOCK DATA
EPS — basic	$0.23	$0.86	$1.18
EPS — diluted	0.23	0.86	1.17
Cash dividends per share(b)	0.52	0.50	0.48
Book value per share(c)	7.34	8.01	6.89
Stock price range during the year
High	$22.85	$40.06	$42.99
Low	13.87	20.75	25.46
Close	$15.01	$21.44	$37.45
Shares and stock units outstanding, year-end	36,600	38,119	36,492
Number of shareholders, year-end	12,791	13,861	11,764
OTHER DATA
Price / earnings ratio(d)	65.3	24.9	32.0
Average number of employees	936	1,251	1,264
Sales per employee	$276	$302	$312
Backlog	$18,567	$26,718	$51,793

All per-share, shares outstanding and market price data reflect the July 2012 two-for-one stock split.
(a)  The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $7,413, and a reduction of $1,483 acquisition-related contingent liability for Vista.

(b) Includes special dividends of $0.625 per share in fiscal 2011 and 2009.
(c) Raven Industries, Inc. shareholders' equity, excluding equity attributable to noncontrolling interests, divided by common shares and stock units outstanding.
(d) Closing stock price divided by EPS — diluted.

# 14

2013	2012	2011	2010	2009	2008	2007	2006

$406,175	$381,511	$314,708	$237,782	$279,913	$233,957	$217,529	$204,528
127,673	116,192	91,429	67,852	73,448	63,676	57,540	55,714
77,692	75,641	60,203	43,220	46,394	41,145	38,302	37,284
77,646	75,698	60,282	43,322	46,901	42,224	38,835	37,494
52,545	50,569	$40,537	$28,574	$30,770	$27,802	$25,441	$24,262
12.9%	13.3%	12.9%	12.0%	11.0%	11.9%	11.7%	11.9%
26.2%	31.4%	29.5%	23.2%	26.6%	25.7%	27.9%	32.3%
$15,244	$13,025	$34,095	$9,911	$31,884	$7,966	$6,507	$5,056

$156,748	$147,559	$128,181	$117,747	$98,073	$100,869	$73,219	$71,345
33,061	40,646	34,335	25,960	23,322	22,108	16,464	20,050
$123,687	$106,913	$93,846	$91,787	$74,751	$78,761	$56,755	$51,295
4.74	3.63	3.73	4.54	4.21	4.56	4.45	3.56
$81,238	$61,894	$41,522	$33,029	$35,880	$35,743	$36,264	$25,602
273,210	245,703	187,760	170,309	144,415	147,861	119,764	106,157
—	—	—	—	—	—	—	9
$221,346	$180,499	$141,214	$133,251	$113,556	$118,275	$98,268	$84,389
—%	—%	—%	—%	—%	—%	—%	—%
5.4	5.4	5.6	5.3	5.2	5.3	5.4	5.9

$76,456	$43,831	$42,085	$47,643	$39,037	$27,151	$26,313	$21,189
(29,930)	(40,313)	(11,418)	(13,396)	(7,000)	(4,433)	(18,664)	(11,435)
(23,007)	(15,234)	(33,834)	(9,867)	(36,969)	(8,270)	(10,277)	(6,946)
23,511	(11,721)	(3,121)	24,417	(5,005)	14,489	(2,626)	2,790

$1.45	$1.40	$1.12	$0.79	$0.86	$0.77	$0.71	$0.67
1.44	1.39	1.12	0.79	0.85	0.77	0.70	0.66
0.42	0.36	0.95	0.28	0.89	0.22	0.18	0.14
6.09	4.97	3.91	3.69	3.15	3.26	2.73	2.34

$37.73	$34.65	$24.80	$16.59	$23.91	$22.93	$21.35	$16.58
23.01	21.62	13.27	7.69	10.30	13.10	12.73	8.27
$26.93	$32.45	$23.62	$14.29	$10.91	$15.01	$14.22	$15.80
36,326	36,284	36,178	36,102	36,054	36,260	36,088	36,144
10,439	10,618	7,456	7,767	8,268	8,700	8,992	9,263

18.7	23.4	21.1	18.1	12.8	19.6	20.5	23.9
1,350	1,252	1,036	930	1,070	930	884	845
$301	$305	$304	$256	$262	$252	$246	$242
$51,121	$66,641	$75,972	$74,718	$80,361	$66,628	$44,237	$43,619

# 15

BUSINESS SEGMENTS
(Dollars in thousands)
	For the years ended January 31,
	2016	2015	2014	2013	2012	2011
APPLIED TECHNOLOGY DIVISION
Sales	$92,599	$142,154	$170,461	$171,778	$145,261	$107,910
Operating income(a)	18,319	34,557	57,000	59,590	49,750	33,197
Assets(b)	65,490	88,764	93,395	84,224	73,872	55,740
Capital expenditures	664	3,478	9,324	10,780	11,971	1,947
Depreciation and amortization	4,428	5,569	4,332	3,874	2,571	2,483
ENGINEERED FILMS DIVISION
Sales	$129,465	$166,634	$147,620	$141,976	$133,481	$105,838
Operating income(c)	17,892	21,802	18,154	25,115	21,501	19,622
Assets(b)	134,942	140,023	71,602	65,801	65,100	46,519
Capital expenditures	10,780	8,241	6,681	11,539	10,937	8,450
Depreciation and amortization	7,735	6,096	5,808	5,814	4,313	3,452
AEROSTAR DIVISION
Sales	$36,368	$80,772	$90,605	$102,051	$107,811	$104,384
Operating income(d)	(8,100)	8,983	7,816	10,341	18,308	17,209
Assets(b)	40,156	59,274	63,017	60,689	72,089	38,366
Capital expenditures	941	2,799	7,507	2,081	4,105	2,621
Depreciation and amortization	3,770	3,474	2,616	2,272	1,684	1,335
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(8)	$(231)	$(386)	$(974)	$(460)	$(226)
Engineered Films Division	(195)	(652)	(505)	(124)	(193)	(307)
Aerostar Division	—	(10,524)	(13,118)	(8,532)	(4,389)	(2,891)
Operating income	91	163	(111)	(61)	(188)	(41)
Assets	(57)	(148)	(311)	(347)	(286)	(98)
CORPORATE & OTHER
Operating (loss) from administrative expenses	$(17,110)	$(21,704)	$(18,865)	$(17,293)	$(13,730)	$(9,784)
Assets(b)(e)	66,079	74,960	74,116	62,843	34,928	47,233
Capital expenditures	661	2,523	7,189	5,275	2,002	954
Depreciation and amortization	1,676	2,230	1,439	1,138	700	361
TOTAL COMPANY
Sales	$258,229	$378,153	$394,677	$406,175	$381,511	$314,708
Operating income(a)(c)(d)	11,092	43,801	63,994	77,692	75,641	60,203
Assets	306,610	362,873	301,819	273,210	245,703	187,760
Capital expenditures	13,046	17,041	30,701	29,675	29,015	13,972
Depreciation and amortization	17,609	17,369	14,195	13,098	9,268	7,631

(a) The year ended January 31, 2016 includes gains of $611 on disposal of assets related to the exit of contract manufacturing operations.
(b) Certain facilities owned by the Company are shared by more than one reporting segment. Beginning with fiscal year 2016 all facilities are reported as an asset based on the business segment that acquired the asset as we believe this better reflects the total assets of the business segment. In prior fiscal years (which have not been recast in this table), the book value of certain shared facilities was allocated across reporting segments based on usage. Expenses and costs related to these facilities, including depreciation expense, are allocated and reported in each reporting segment's operating income for each fiscal year presented.

(c) The fiscal year ended January 31, 2011 includes a $451 pre-tax gain on disposition of assets.
(d)  The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $7,413, and a reduction of $1,483 acquisition-related contingent liability for Vista.

(e) Assets are principally cash, investments, deferred taxes, and other receivables.

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

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, defense/aerospace, and situational awareness markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division, Engineered Films Division, and Aerostar Division. As strategic actions, such as the wind-down of its contract manufacturing business, have changed the Company’s business over the last several years, Raven has remained committed to providing high-quality, high-value products.

Management uses a number of measures to assess the Company's performance:

•	Consolidated net sales, gross margin, operating income, operating margins, net income, and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, average assets, and average equity

•	Segment net sales, gross profit, gross margin, operating income, and operating margins

Raven's growth strategy focuses on its proprietary product lines and the Company made the decision in fiscal year 2015 to largely wind-down its non-strategic contract manufacturing business. To assess the effectiveness of this strategy during the transition period, management has used two additional measures:

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

As described in the Notes to the Financial Statements of this Annual Report on Form 10-K, three significant one-time charges were recorded in the Aerostar Division in the fiscal 2016 third quarter. To allow evaluation of operating income and net income for the Company’s core business, the Company used three additional measures. The additional measurements are:

•	Segment operating income excluding Vista charges (adjusted operating income)

•	Consolidated operating income excluding Vista charges (consolidated adjusted operating income)

•	Net income excluding Vista charges (adjusted net income)

Information reported as adjusted operating income and adjusted net income excluding Vista charges, on both a consolidated and segment basis, do not conform to GAAP and are non-GAAP measures.

# 17

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
The Raven business model is our platform for success. Our business model is defensible, sustainable, and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three business segments, is summarized as follows:

•	Intentionally serve a set of diversified market segments with attractive near- and long-term growth prospects;

•	Consistently manage a pipeline of growth initiatives within our market segments;

•	Aggressively compete on quality, service, innovation, and peak performance;

•	Hold ourselves accountable for continuous improvement;

•	Value our balance sheet as a source of strength and stability with which to pursue strategic acquisitions; and

•	Make corporate responsibility a top priority.

	For the years ended January 31,
dollars in thousands, except per-share data	2016	% change	2015	% change	2014
Results of Operations
Net sales	$258,229	(31.7)%	$378,153	(4.2)%	$394,677
Gross margin(a)	25.5%		27.3%		30.2%
Operating income	$11,092	(74.7)%	$43,801	(31.6)%	$63,994
Operating margin(a)	4.3%		11.6%		16.2%
Net income attributable to Raven Industries, Inc.	$8,489	(73.2)%	$31,733	(26.0)%	$42,903
Diluted income per share	$0.23	(73.3)%	$0.86	(26.5)%	$1.17

Consolidated net sales, excluding contract manufacturing sales(b)	$252,982	(28.0)%	$351,205	1.8%	$344,919

Adjusted net income attributable to Raven Industries, Inc.(b)	$14,853	(53.2)%	$31,733	(26.0)%	$42,903

Cash Flow and Shareholder Returns
Cash flow from operating activities	$44,008		$60,083		$52,836
Cash outflow for capital expenditures	$13,046		$17,041		$30,701
Cash dividends	$19,426		$18,519		$17,465
Common share repurchases	$29,338		$—		$—

Performance Measures
Return on net sales(c)	3.3%		8.4%		10.9%
Return on average assets(d)	2.5%		9.5%		14.9%
Return on average equity(e)	3.0%		11.4%		18.2%

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.
(b) Non-GAAP measure reconciled to GAAP in the applicable table below.
(c) Net income divided by sales.
(d) Net income divided by average assets.
(e) Net income divided by average equity.

# 18

The following table reconciles the reported net sales to adjusted sales, a non-GAAP financial measure. Adjusted sales excludes contract manufacturing and represents the Company's sales from proprietary products.

	For the years ended January 31,
		% change		% change
dollars in thousands	2016		2015		2014
Applied Technology
Reported net sales	$92,599	(34.9)%	$142,154	(16.6)%	$170,461
Less: Contract manufacturing sales	546	(90.6)%	5,832	(48.5)%	11,324
Applied Technology net sales, excluding contract manufacturing sales	$92,053	(32.5)%	$136,322	(14.3)%	$159,137

Aerostar
Reported net sales	$36,368	(55.0)%	$80,772	(10.9)%	$90,605
Less: Contract manufacturing sales	4,701	(85.2)%	31,669	(38.3)%	51,311
Aerostar net sales, excluding contract manufacturing sales	$31,667	(35.5)%	$49,103	25.0%	$39,294

Consolidated Raven
Reported net sales	$258,229	(31.7)%	$378,153	(4.2)%	$394,677
Less: Contract manufacturing sales	5,247	(86.0)%	37,501	(40.1)%	62,635
Plus: Aerostar sales to Applied Technology	—	(100.0)%	10,553	(18.0)%	12,877
Consolidated net sales, excluding contract manufacturing sales	$252,982	(28.0)%	$351,205	1.8%	$344,919

The following table reconciles the reported operating (loss) income to adjusted operating income, a non-GAAP financial measure. On both a segment and consolidated basis, adjusted operating income excludes the goodwill impairment loss and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within the Aerostar Division and all of which occurred in the fiscal 2016 third quarter.

	For the years ended January 31,
		% change		% change
(dollars in thousands)	2016		2015		2014
Aerostar
Reported operating (loss) income	$(8,100)	(190.2)%	$8,983	14.9%	$7,816
Plus:
Goodwill impairment loss	7,413	—	—	—	—
Pre-contract costs written off	2,933	—	—	—	—
Less:
Acquisition-related contingent liability benefit	1,483	—	—	—	—
Aerostar adjusted operating income	$763	(91.5)%	$8,983	14.9%	$7,816
Aerostar adjusted operating income % of net sales	2.1%		11.1%		8.6%

Consolidated Raven
Reported operating income	$11,092	(74.7)%	$43,801	(31.6)%	$63,994
Plus:
Goodwill impairment loss	7,413	—	—	—	—
Pre-contract costs written off	2,933	—	—	—	—
Less:
Acquisition-related contingent liability benefit	1,483	—	—	—	—
Consolidated adjusted operating income	$19,955	(54.4)%	$43,801	(31.6)%	$63,994
Consolidated adjusted operating income % of net sales	7.7%		11.6%		16.2%

# 19

The following table reconciles the reported net (loss) income to adjusted net income, a non-GAAP financial measure. On a consolidated basis adjusted net income excludes the goodwill impairment loss and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within the Aerostar Division and all of which occurred in the fiscal 2016 third quarter.

	For the years ended January 31,
		% change		% change
(dollars in thousands)	2016		2015		2014
Consolidated Raven
Reported net income attributable to Raven Industries, Inc.	$8,489	(73.2)%	$31,733	(26.0)%	$42,903
Plus:
Goodwill impairment loss	7,413		—		—
Pre-contract costs written off	2,933		—		—

Less:
Acquisition-related contingent liability benefit	1,483		—		—
Net tax benefit on adjustments	2,499		—		—
Adjusted net income attributable to Raven Industries, Inc.	$14,853	(53.2)%	$31,733	(26.0)%	$42,903

Adjusted net income per common share:
─ Basic	$0.40	(53.5)%	$0.86	(27.1)%	$1.18
─ Diluted	$0.40	(53.5)%	$0.86	(26.5)%	$1.17
Results of Operations - Fiscal 2016 compared to Fiscal 2015
The Company's net sales in fiscal 2016 were $258.2 million, a decrease of $120.0 million, or 31.7%, from last year's net sales of $378.2 million. Excluding sales from contract manufacturing, fiscal year 2016 net sales were $253.0 million, down 28.0 % from $351.2 million in fiscal year 2015. All divisions saw significant sales declines and continue to experience reduced end-market demand in their primary markets of focus. Adverse commodity market conditions are driving reduced demand for both Applied Technology and Engineered Films, while reductions and delays in governmental defense spending are reducing demand for Aerostar, and Vista in particular.

Operating income for fiscal year 2016 was $11.1 million compared to $43.8 million in fiscal year 2015. Operating income for fiscal year 2016, adjusted for the third quarter Vista goodwill impairment and associated financial impacts, was $20.0 million compared to $43.8 million in fiscal year 2015, down 54.4% year-over-year. The adjusted operating income decline year-over-year was primarily due to the overall sales decline and lower operating margins in Applied Technology and lower Aerostar profitability driven by Vista. The Company initiated cost reduction measures in fiscal 2016 to reduce overall spending. These cost control measures contributed to decreases of $2.8 million in research and development (R&D) spending and $9.4 million in selling, general and administrative expenses in fiscal year 2016 compared to fiscal 2015. The cost controls and restructuring savings were not enough to offset lower sales volumes in Applied Technology and Aerostar.

Net income for fiscal year 2016 was $8.5 million, or $0.23 per diluted share, compared to net income of $31.7 million, or $0.86 per diluted share, in fiscal year 2015. Net income for fiscal year 2016, adjusted for the Vista goodwill impairment and associated financial impacts, was $14.9 million, down 53.2% compared to fiscal year 2015.

Engineered Films Division
Engineered Films’ fiscal 2016 net sales were $129.5 million, a decrease of $37.2 million, or 22.3%, compared to fiscal 2015. The decline in sales was primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year, and lower sales into the geomembrane market, partially offset by the benefit to sales due to the acquisition of Integra Plastics, Inc. (Integra) in November 2015. The Company does not specifically model comparative market share position for any of its operating divisions, but based on customer feedback and evaluation of publicly-available financial information on competitors, we do not believe that revenue trends have been the result of a material loss of market share.

The acquisition of Integra improved the Company’s ability to meet customer’s complex conversion needs and leverage a more direct sales channel into the energy market. However, significant and sustained declines in energy market demand have instead resulted in declining sales to this market. With oil prices at multi-decade lows, sales into the energy market are down approximately 80% year-over-year. Rig counts and well-completion rates continue to fall, driving down demand for Engineered Films’ energy market products. Data available from Baker Hughes, a worldwide oil field service company, shows that land-based rig counts for the Permian Basin, the division’s primary market for its energy products are down approximately 60% year-over-year as of January

# 20

31, 2016 and well-completion rates are also down. The operations of Integra were fully integrated into Engineered Films’ operations in early fiscal 2016 and, as a result, separate quantification of its impact to net sales is not determinable.

Applied Technology Division
Fiscal 2016 net sales decreased $49.6 million, or 34.9%, to $92.6 million from $142.2 million in fiscal 2015. This decline in sales was driven by a significant contraction in end-market demand. The Company believes that its market share in the United States has been largely sustained, but that international market share has declined, particularly in Latin America. Year-over-year sales to original equipment manufacturer (OEM) and aftermarket customers declined by 42.1% and 23.8%, respectively.

Applied Technology's operating income decreased by 47.0% due primarily to lower sales volumes. End-market demand conditions seemed to stabilize beginning in the fiscal 2016 third quarter, and the velocity of sequential sales declines have eased from the levels earlier in the year. The price of corn has declined to 8-year lows which has led to significant declines in farmer incomes. Such macro-level market conditions impact both grower sentiment and the manufacturing decisions of our strategic OEM partners. Although OEMs initiated longer than usual planned plant shutdowns during the year due to these economic conditions, the Company’s persistent stream of new agricultural technology continue to make Raven an attractive technology partner for OEMs serving agriculture. The Company’s new product introductions, if successful, can help to partially offset some of the end-market demand weakness.

Aerostar Division
Fiscal 2016 net sales were $36.4 million compared to $80.8 million in fiscal 2015, down $44.4 million. Excluding contract manufacturing sales, Aerostar's net sales decreased 35.5%, or $17.4 million, to $31.7 million for fiscal 2016. The decline in sales for the division was principally driven by Vista, but lower sales of stratospheric balloons also contributed to the decline.

Aerostar reported an operating loss of $8.1 million in fiscal 2016 compared to operating income of $9.0 million in fiscal 2015. The operating loss included a goodwill impairment charge of $7.4 million, pre-contract cost write-off of $2.9 million, and a $1.5 million acquisition-related contingent consideration benefit reported in the Company's fiscal 2016 third quarter. Excluding these items, adjusted Aerostar operating income was $0.8 million, or 91.5% below fiscal 2015 operating income of $9.0 million. This was primarily due to the lower sales volume of proprietary products, particularly within the Vista business. Aerostar’s adjusted operating income of $0.8 million excludes the effect of the goodwill impairment loss, pre-contract cost write-off, and the acquisition-related contingent consideration benefit.

From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common with Vista's business pursuits. As described in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Form 10-K, pre-contract costs are evaluated for recoverability periodically. The Company was in negotiations throughout most of fiscal 2016 on a large international contract and also had a preauthorization letter from the prime contractor, but the contract did not materialize in the fiscal 2016 third quarter as expected. As a result, expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off and Vista recorded a charge of $2.9 million reported in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income. These charges were partially offset by a benefit of $1.5 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability) due to the lowered forecast for the Aerostar Division.

Results of Operations - Fiscal 2015 compared to Fiscal 2014
The Company's net sales in fiscal 2015 were $378.2 million, a decrease of $16.5 million, or 4.2%, from fiscal year 2014 net sales of $394.7 million. Engineered Films' fiscal 2015 net sales were up 12.9% over fiscal 2014, primarily driven by the agricultural and construction markets and the acquisition of Integra. Applied Technology's net sales declined reflecting persistent weakness in the precision agriculture markets, both domestic and international, and the planned decline of contract manufacturing sales to non-strategic legacy customers. Aerostar's net sales decrease was due primarily to a shift away from Aerostar's contract manufacturing business. Increased sales of proprietary products, such as lighter-than-air products, aerostat products, and Vista radar system sales partially offset these expected decreases. Excluding contract manufacturing sales, Aerostar's net sales were up 25.0% year-over-year.

Fiscal 2015 operating income decreased 31.6% from fiscal 2014 due primarily to the overall sales decline, lower gross profit margin in Applied Technology, and higher corporate general and administrative expense. Applied Technology's operating income decreased by 39.4% due to lower sales volumes as well as strategic investment in pursuing international market growth, new product development, and broadening OEM relationships. Engineered Films' operating income increased 20.0% as a result of overall selling price increases, higher sales of more profitable value-added films, continued operating improvements, and leveraging

# 21

the Company's reclaim production line. Aerostar posted an increase of 14.9% from the prior year operating income due to a lower level of contract manufacturing revenue relative to net sales and less operating expenses.

Cash Flow and Payments to Shareholders
The Company continues to generate stable operating cash flows and maintains strong liquidity as reflected in the $33.8 million cash and short-term investments balance as of January 31, 2016.

Capital expenditures totaled $13.0 million in fiscal 2016 compared to $17.0 million in fiscal 2015. Capital spending consisted primarily of expenditures to expand Engineered Films' manufacturing capacity.

During fiscal 2016, $19.4 million was returned to shareholders though quarterly dividends. Fiscal 2016 quarterly dividends were 13 cents per share each quarter. Dividends paid to shareholders in fiscal 2015 totaled $18.5 million.

In fiscal 2016 the Company paid $29.3 million for share repurchases made pursuant to the $40.0 million share repurchase plan authorized by the Company’s Board of Directors in fiscal 2015. No shares were repurchased during fiscal 2015.

Performance Measures
Returns on net sales, average assets and average equity are important gauges of Raven's success in efficiently producing profits. The Company’s fiscal 2016 returns were not at the level of the prior two years’ results due to the declining sales levels and the three significant one-time charges recorded in the Aerostar Division in the fiscal 2016 third quarter reported in the tables above. The Company continues to make strategic investments in research and development for product development to retain a competitive advantage in niche markets.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS
Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs, and improve yields for the global agriculture market.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2016	% change	2015	% change	2014
Net sales	$92,599	(34.9)%	$142,154	(16.6)%	$170,461
Gross profit	33,969	(41.8)%	58,325	(26.6)%	79,499
Gross margin	36.7%		41.0%		46.6%
Operating expense	$15,650	(34.2)%	$23,768	5.6%	$22,499
Operating expense as % of sales	16.9%		16.7%		13.2%
Operating income	$18,319	(47.0)%	$34,557	(39.4)%	$57,000
Operating margin	19.8%		24.3%		33.4%
Applied Technology net sales, excluding contract manufacturing sales	$92,053	(32.5)%	$136,322	(14.3)%	$159,137

For fiscal 2016, net sales decreased $49.6 million, or 34.9%, to $92.6 million as compared to $142.2 million in fiscal 2015. Operating income decreased $16.2 million, or 47.0%, to $18.3 million as compared to fiscal 2015.

Fiscal 2016 fourth quarter net sales declined $8.0 million, or 30.3%, to $18.4 million and operating income decreased $1.2 million, or 34.7%, to $2.2 million compared to fourth quarter fiscal 2015.

A number of factors contributed to the full-year and fourth-quarter comparative results:

•
Market conditions. Deteriorating conditions in the agriculture market put pressure on Applied Technology during fiscal 2016. End-market demand has deteriorated from the beginning of the year and the Company believes these conditions will continue into next fiscal year. Corn prices have stabilized since the beginning of the year but are still at multi-year lows. Farm incomes and farmer sentiment are weak, resulting in productivity investments in precision agriculture equipment being delayed.

# 22

•
Sales volume. Fiscal 2016 sales declined 34.9% to $92.6 million as compared to $142.2 million in the prior fiscal year. These sales declines were driven by continued lower demand, OEM shutdowns, and customers managing down inventory levels. Sales in the OEM and aftermarket channels were down 42.1% and 23.8%, respectively, for fiscal 2016. Fiscal 2016 domestic sales were down 37.6% while international sales were down 25.2%.

•	Strategic Sales. Applied Technology’s net sales, excluding contract manufacturing sales, for fiscal 2016 were $92.1 million, a decrease of 32.5%, compared to $136.3 million in fiscal 2015.

•
International sales. Net sales outside the U.S. accounted for 25.1% of segment sales in fiscal 2016 compared to 21.9% in fiscal 2015. International sales decreased $7.9 million, or 25.2%, to $23.3 million in fiscal 2016 compared to fiscal 2015. Lower sales in Latin America, Canada, and South Africa were the primary drivers of the decline. These declines were partially offset by higher European revenues. European revenues were favorably impacted by the acquisition of SBG in fiscal 2015 second quarter. For the fourth quarter, international sales totaled $4.6 million, an increase of 45.6% from the prior year comparative quarter. The fiscal fourth quarter 2015 sales were reduced by credits issued related to quality issues on products sold in Latin America and without these credits, the year-over-year fourth quarter increase would have been approximately 19%.

•	Gross margin. Gross margin declined from 41.0% in fiscal 2015 to 36.7% in fiscal 2016. Lower sales volumes and a reduced leverage of fixed manufacturing costs contributed to the lower margin.

•
Restructuring expenses. Fiscal 2016 results included severance and other related exit activity totaling $0.6 million. These costs were offset by completion of the St. Louis contract manufacturing exit activities which resulted in gains of $0.6 million recorded in the fiscal 2016 results. There were no impairments recorded as a result of the exit of this business. No restructuring or exit costs were incurred in the three-month period ended January 31, 2016. Restructuring costs of $0.3 million were incurred for the three-month period ended January 31, 2015.

•
Operating expenses. Fiscal 2016 operating expenses were 16.9% of net sales compared to 16.7% for the prior year. Restructuring efforts and cost containment actions reduced both selling expense and research and development (R&D) expense as planned, but were not enough to offset the lower sales volumes.

For fiscal 2015, net sales decreased $28.3 million, or 16.6%, to $142.2 million as compared to $170.5 million in fiscal 2014. Operating income decreased $22.4 million, or 39.4%, to $34.6 million as compared to $57.0 million in fiscal 2014.

Fiscal 2015 results were primarily driven by the following factors:

•
Market conditions. Softness in the agriculture market put pressure on Applied Technology throughout fiscal 2015. Falling corn prices, historically high corn inventories, cyclically high input costs, and waning grower sentiment subdued demand. Contraction of end-market demand was even more pronounced than expected as several OEMs reduced production levels.

•
Sales volume and new products. Persistent demand headwinds in the agriculture equipment markets continued in the second half of the year. Lower end-market demand drove sales lower in most of Applied Technology's product lines. Fiscal 2015 sales declined 16.6% to $142.2 million as compared to $170.5 million in the prior year. The sales decline reflected both lower international sales and weakness in the North American precision agriculture equipment market, in particular with OEM sales. Aftermarket conditions were slightly better throughout the year.

•
International sales. Net sales outside the U.S. accounted for 21.9% of segment sales in fiscal 2015 compared to 24.5% in fiscal 2014. International sales decreased $10.5 million, or 25.3%, to $31.1 million in fiscal 2015 compared to fiscal 2014. Lower sales in Brazil and Canada were the main drivers of the decline, partially offset by increased sales in South Africa and $3.2 million of European revenues from the acquisition of SBG in May 2014.

•	Gross margin. Gross margin declined from 46.6% in fiscal 2014 to 41.0% in fiscal 2015. Lower net sales, lower production levels, and higher warranty expense contributed to the lower gross margin.

•
Operating expenses. Fiscal 2015 operating expenses were 16.7% of net sales compared to 13.2% for the prior year. This increase is attributable to higher spending in R&D, to preserve future growth opportunities, on lower sales volumes.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

The Company acquired Integra in November 2014. This acquisition expanded Engineered Films’ production capacity, broadened its product offerings, and enhanced converting capabilities. Adding Integra's fabrication and conversion skill sets with Raven's ability to develop value-added innovative products resulted in enhanced customer service and expanded the converting capabilities of the division.

# 23

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2016	% change	2015	% change	2014
Net sales	$129,465	(22.3)%	$166,634	12.9%	$147,620
Gross profit	25,076	(10.8)%	28,104	19.1%	23,592
Gross margin	19.4%		16.9%		16.0%
Operating expenses	$7,184	14.0%	$6,302	15.9%	$5,438
Operating expenses as % of sales	5.5%		3.8%		3.7%
Operating income	$17,892	(17.9)%	$21,802	20.1%	$18,154
Operating margin	13.8%		13.1%		12.3%

For fiscal 2016, net sales decreased $37.2 million, or 22.3%, to $129.5 million as compared to fiscal 2015. Operating income was down to $17.9 million, or 17.9%, for fiscal 2016 as compared to $21.8 million for fiscal 2015.

For fiscal 2016 fourth quarter net sales decreased $15.4 million, or 37.8%, to $25.5 million as compared to $40.9 million in the fiscal 2015 fourth quarter. Operating income was down $2.7 million, or 58.8%, to $1.9 million as compared to $4.6 million in the prior year fourth quarter.

A number of factors contributed to the full-year and fourth-quarter comparative results:

•
Market conditions. Challenging end-market conditions have persisted in the energy market for Engineered Films. The decline in oil prices resulted in land-based rig counts decreasing more than 60% year-over-year and declining well-completion rates. While the decline in oil prices has reduced demand for sales of film into the energy market, it has also led to favorable raw material cost comparisons versus the prior year. While the energy market has experienced challenging end-market conditions, demand has continued to strengthen for both Engineered Films' agricultural barrier films used in high-value crop production and grain and silage covers used to protect grain and feed.

•
Sales volume and selling prices. Fiscal 2016 net sales were down 22.3% to $129.5 million compared to fiscal 2015 net sales of $166.6 million. The decline in sales was driven primarily by an 80% decline in energy market sales. These declines were partially offset by the acquisition of Integra. Sales volume for fiscal 2016 was down 27.5%. Average selling prices for the same period were up approximately 7% compared to the prior fiscal year primarily due to product mix. Fourth quarter fiscal 2016 sales volumes were down approximately 38% compared to fourth quarter fiscal 2015. Fourth quarter average selling prices remained flat year-over-year.

•
Gross margin. Fiscal 2016 gross margin was 19.4%, 2.5 percentage points higher than the prior fiscal year. This increase was the result of gross margin expansion from value engineering, reformulation efforts, pricing discipline, and favorable raw material cost comparisons. During fiscal 2016 fourth quarter, the gross margin was 15.0% compared to 16.2% in the prior year fourth quarter. The decline was due to significantly lower volumes and the resulting decline in fixed cost absorption.

•
Operating expenses. Fiscal 2016 operating expenses, as a percentage of net sales, increased to 5.5%, from 3.8% in the prior year. Higher selling expenses resulting from the Integra acquisition, additional R&D costs for new product development activities and higher bad debt expense over lower sales volumes increased operating expense as a percentage of sales.

For fiscal 2015, net sales increased $19.0 million, or 12.9%, to $166.6 million while operating income was up $3.6 million, or 20.1%, to $21.8 million compared to fiscal 2014.

Fiscal 2015 results were primarily driven by the following factors:

•
Market conditions. Declines in oil prices tempered demand for films in the energy market but favorably impacted raw material costs for the division. Strength in the construction market and efforts to increase market share created opportunities to meet shifting market conditions and offset competitive pressures in the energy market.

•
Sales volume and selling prices. Fiscal 2015 net sales were up 12.9% to $166.6 million compared to fiscal 2014 net sales of $147.6 million. Net sales of construction film and barrier films for specific high-value agriculture applications were the primary drivers of these increases in fiscal 2015. Sales volume and selling prices for fiscal 2015 were up approximately 5% and 7%, respectively, compared to the prior-year period.

•
Gross margin. Fiscal 2015 gross margins were 16.9%, continuing the trend of higher gross margins than fiscal 2014. These margins reflected the impact of higher average selling prices, higher sales of more profitable value-added films, and continued operating improvements and leveraging the Company's reclaim production line.

# 24

•	Operating expenses. Fiscal 2015 operating expenses, as a percentage of net sales, increased to 3.8%, compared to 3.7% in the prior year. Higher selling expenses drove the year-over-year increase.

Aerostar
Aerostar serves the defense/aerospace and situational awareness markets. The Division also provided contract manufacturing services in the past, but largely exited this business in fiscal 2016. Aerostar designs and manufactures proprietary products including stratospheric balloons, tethered aerostats, and radar processing systems for aerospace and situational awareness markets. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

Through Vista and a separate business venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. and foreign governments. Vista positions the Company to meet global demand for lower-cost target detection and tracking systems used by government agencies.

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2016	% change	2015	% change	2014
Net sales	$36,368	(55.0)%	$80,772	(10.9)%	$90,605
Gross profit	6,649	(60.1)%	16,654	1.7%	16,374
Gross margin	18.3%		20.6%		18.1%
Operating expenses	$7,336	(4.4%)	$7,671	(10.4)%	$8,558
Operating expenses as % of sales	20.2%		9.5%		9.4%
Goodwill impairment loss	$7,413		—		—
Goodwill impairment loss as % of sales	20.4%		—		—
Operating (loss) income	$(8,100)	(190.2)%	8,983	14.9%	7,816
Operating margin	(22.3)%		11.1%		8.6%
Aerostar net sales, excluding contract manufacturing sales	$31,667	(35.5)%	$49,103	25.0%	$39,294

Net sales declined 55.0% to $36.4 million from last year’s net sales of $80.8 million. Operating loss was $8.1 million, down $17.1 million, compared to fiscal 2015 operating income of $9.0 million. Fiscal 2016 operating loss includes a goodwill impairment loss of $7.4 million and associated financial impacts ($2.9 million pre-contract cost write-off and a $1.5 million acquisition-related contingent consideration benefit) all of which relate to Vista.

Fiscal 2016 fourth quarter net sales declined $15.6 million, or 63.3%, to $9.0 million. Aerostar reported a fiscal 2016 fourth quarter operating loss of $0.2 million compared to an operating income of $4.3 million in the prior year fourth quarter.

Fiscal 2016 comparative results were primarily driven by the following factors:

•
Market conditions. Aerostar’s growth strategy emphasizes proprietary products and its focus is on proprietary technology including stratospheric balloons, advanced radar systems, and sales of aerostats in international markets. Certain of Aerostar's markets are subject to significant variability due to government spending. Uncertain demand in these markets continues in fiscal 2016 as defense spending is down. Aerostar continues to pursue substantial targeted international opportunities but the conflicts plaguing the Middle East North Africa region make these opportunities and their timing less certain. Aerostar is pioneering new markets with leading-edge applications of its high-altitude balloons in collaboration with Google on Project Loon. Project Loon is a program to provide high-speed wireless Internet accessibility and telecommunications to rural, remote, and under-served areas of the world.

•
Sales volumes. Fiscal 2016 net sales decreased $44.4 million from the prior year, a year-over-year decrease of 55.0%. The decline was the result of both lower sales of proprietary products, particularly Vista radar sales, and the planned reduction in contract manufacturing sales.

•
Proprietary net sales. For fiscal 2016, net sales for proprietary products were $31.7 million, down $17.4 million, or 35.5%, from the prior fiscal year. Sales of proprietary products were down primarily due to Vista’s lack of success in winning certain international contracts and declines in government defense spending that greatly reduced revenues for Vista.

•
Gross margin. For fiscal 2016, gross margin decreased 2.3 percentage points compared to the prior fiscal year. Fiscal 2016 gross margin reflects net charges of $1.4 million which are discussed further below. Vista has been pursuing international opportunities and throughout the first half of fiscal 2016 was in the process of negotiating a large international

# 25

contract for which it also had a pre-authorization letter from the prime contractor. When the contract did not materialize in the fiscal 2016 third quarter as expected, expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2.9 million for the write-off of these pre-contract costs. Partially offsetting this impairment charge, Vista recorded a benefit of $1.5 million to reflect a reduction in acquisition-related contingent liabilities due to lower expected payouts.

•
Goodwill impairment loss. Aerostar recorded a goodwill impairment loss of $7.4 million for fiscal 2016. The goodwill impairment charge was recorded on the Vista reporting unit. This impairment loss is described more fully in Note 6 Goodwill and Other Intangibles of the Notes to the Consolidated Financial Statements and in Critical Accounting Estimates in Item 7 of this Annual Report on Form 10-K. No impairment losses were recorded in fiscal 2015.

•
Operating expenses. Fiscal 2016 operating expenses of $7.3 million were 20.2% of net sales compared to $7.7 million, or 9.5% of net sales in fiscal 2015. The increase is due to continued strategic R&D spending on radar and stratospheric technologies over lower sales.

•
Aerostar adjusted operating income. Excluding the unusual items discussed above, the fiscal 2016 operating income was $0.8 million, down from $9.0 million in the prior year. These operating income declines were driven primarily by the significant declines in sales volumes for the year for both contract manufacturing and proprietary products, in particular Vista.

For fiscal 2015, net sales decreased $9.8 million, or 10.9%, to $80.8 million compared to fiscal 2014. Operating income increased $1.2 million, or 14.9%, to $9.0 million as compared to fiscal 2014.

Fiscal 2015 results were driven by the following:

•
Market conditions. Certain of Aerostar’s markets are subject to variability due to government spending. Aerostar’s growth strategy emphasizes proprietary products over contract manufacturing. Focus is on proprietary technology opportunities, including advanced radar systems, high-altitude balloons, and sales of aerostats to international markets. Aerostar is pioneering new markets with leading-edge applications of its high-altitude balloons in collaboration with Google on Project Loon, a program to provide high-speed wireless Internet accessibility and telecommunications to rural, remote and under-served areas of the world.

•
Sales volumes. Fiscal 2015 net sales decreased $9.8 million from the prior year, a year-over-year decrease of 10.9%. The drivers of this decline were lower sales of parachutes and planned declines in avionics sales and other contract manufacturing sales. These decreases were partially offset by higher Vista revenues for support activities under existing contracts and increased aerostat product and service revenues associated with a government contract.

•
Gross margin. Gross margin increased from 18.1% in fiscal 2014 to 20.6% for fiscal 2015. Despite the lower sales levels, gross profit margins continued to increase in fiscal 2015. This improvement in gross margin was favorably impacted by additional proprietary product revenues, including Vista radar sales that normally carry higher margins than other products, as well as efficiencies achieved on last-run contract manufacturing business.

•
Operating expenses. Fiscal 2015 operating expenses of $7.7 million were 9.5% of net sales compared to $8.6 million, or 9.4% of net sales in fiscal 2014. Operating spending was constrained beginning in the second quarter, driving lower spending levels in fiscal 2015.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	For the years ended January 31,
dollars in thousands	2016	2015	2014
Administrative expenses	$17,110	$21,704	$18,865
Administrative expenses as a % of sales	6.6%	5.7%	4.8%
Other (expense) income, net	$(310)	$(300)	$(371)
Effective tax rate	20.6%	26.9%	32.6%

Administrative expenses decreased $4.6 million in fiscal 2016 compared with fiscal 2015. Fiscal 2016 expenses reflect the Company's cost control measures put in place starting in the fiscal 2016 second quarter to manage expenses relative to anticipated lower sales levels as well as reductions in management incentive and performance-based restricted stock unit expense based upon the fiscal 2016 results. These incentive compensation plans are based on certain financial results and reflect the decline in fiscal 2016 financial performance as compared to fiscal 2015. Fiscal 2015 expenses include acquisition and integration costs associated with the SBG and Integra acquisitions.

# 26

Other income (expense), net consists primarily of activity related to the Company's equity investment, interest income, and foreign currency transaction gains or losses.

The Company's fiscal 2016 effective tax rate decreased to 20.6% compared to 26.9% in the prior year. The decrease in the effective tax rate is partially due to the R&D tax credit legislation passed by Congress enacting this credit into law retroactively.

The goodwill impairment loss recorded also had a significant impact on decreasing the effective tax rate due to its impact on the calculation of the tax benefit for qualified production activities. The Company recognized an increased tax benefit for qualified production activities. While pre-tax income is lower in the current year, this benefit is based on estimated taxable income. Taxable income is higher in comparison to pre-tax income for the year ended January 31, 2016 due to the goodwill impairment loss recorded. This impairment, described further in Note 6 Goodwill and Other Intangibles of the Notes to the Consolidated Financial Statements in this Form 10-K, does not reduce taxable income; rather, goodwill is amortized over 15 years for tax purposes.

OUTLOOK

At Raven our enduring success is built on our ability to balance the Company’s purpose and core values with necessary shifts in business strategy demanded by an ever-changing world. As the Company begins fiscal year 2017, the markets served by our core businesses remain very challenging.

For Applied Technology, the precision agriculture market is expected to decline for the third straight year. Momentum is building within the division but the Company believes conditions are not likely to improve significantly for the foreseeable future. OEM interest in our new product portfolio is strong and we are seeing promising developments in the international markets we serve, particularly in Europe and Latin America. While the division will continue its focus on reducing expenses, management has proactively made the decision not to execute additional restructuring measures. The Company is preserving its technical capabilities to capitalize on opportunities in anticipation of expected market share gains and growth from new products in fiscal 2017.

For Engineered Films, the prolonged, dramatic decline in oil prices continues to negatively impact rig counts and oil well completion rates. Although the energy market will be even more challenging this next fiscal year, we are intently focused on driving growth in our other markets by capitalizing on our new production capabilities. Sales to these other markets, in aggregate, are growing, but the division continues to face sales development challenges due to the depressed energy market. Cost reduction efforts are ongoing to partially offset the impact of declines in volume. A recently completed new production line providing new product capabilities is expected to contribute to sales in fiscal 2017.

For Aerostar, lower expectations continue with the timing and likelihood of completing certain international pursuits uncertain and the curtailment of government defense spending likely to continue. Aerostar continues to develop new opportunities and make progress on key strategic programs relating to both stratospheric balloon and radar opportunities. Management continues to see growth opportunity for the Vista business and will continue pursuit of international opportunities on a more measured basis. This approach will likely push-out the development of sizable Vista business pursuits over a period of time. Management is focused on managing expenses as the year’s challenges persist.

The Company believes a number of strong opportunities are in front of us to drive market share gains in fiscal year 2017. The Company is cautiously optimistic that the sequential year-over-year sales comparisons will continue to improve and expects to maintain flat sales and adjusted operating income in fiscal 2017, with potential to achieve very modest growth in each.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing and financing activities.

The Company's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

Cash and cash equivalents totaled $33.8 million at January 31, 2016 compared to $51.9 million on the same date in 2015, a decrease of $18.1 million. The decrease was primarily driven by increased cash outflow for shares repurchased under the authorized $40.0 million share buyback plan. The Company has repurchased 1.6 million shares at an average price of $18.31 for a total of $29.3 million during fiscal 2016. No shares were repurchased during fiscal 2015. These cash outflows were partially offset by positive

# 27

cash flows from operating activities. The Company had no short-term investments at January 31, 2016. Short-term investments were $0.3 million as of January 31, 2015 and 2014.

At January 31, 2016 the Company held cash and cash equivalents of $4.1 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of $2.0 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.3 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

The Company entered into a new credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings against the Credit Agreement during the year or outstanding under the Credit Agreement at January 31, 2016.

Letters of credit totaling $0.7 million, issued under the previous line of credit with Wells Fargo Bank, N.A. (Wells Fargo) primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company expects to have these outstanding letters of credit issued under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the new Credit Agreement.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Management evaluates working capital levels through the computation of average days sales outstanding and inventory turnover. Average days sales outstanding is a measure of the Company’s ability to negotiate favorable terms with its customers and its efficiency in enforcing its credit policy. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.

Cash provided by operating activities was $44.0 million in fiscal 2016 compared with $60.1 million in fiscal 2015. The $16.1 million decrease in operating cash flows is primarily the result of lower earnings. While the Company's earnings were $23.2 million lower, these earnings reflected the impact of a $7.4 million non-cash goodwill impairment charge.

Year-over-year changes in inventory and accounts receivable are primary sources of changes in operating cash flows. In fiscal 2016, changes in inventory and accounts receivable generated $24.3 million of cash compared to generating $11.5 million one year ago.

Cash provided by the change in inventory was $7.5 million in fiscal 2016 compared to $6.8 million in fiscal 2015. Inventory levels have decreased from $55.2 million at January 31, 2015 to $45.9 million at January 31, 2016. The Company's inventory turnover rate decreased from the prior year (trailing 12-month inventory turn of 3.6X at January 31, 2016 versus 4.9X at January 31, 2015) primarily due to higher average inventory levels at Aerostar and Engineered Films.

For accounts receivable cash provided in fiscal 2016 was $16.8 million compared to $4.7 million in fiscal 2015. The trailing 12 months days sales outstanding was 60 days at January 31, 2016 and 52 days at January 31, 2015. This increase reflects the impact of conditions within Engineered Films' energy market. This ratio stabilized during the fourth quarter at 58-60 days outstanding.

Year-over-year changes in inventory and accounts receivable were the primary sources of changes in fiscal 2015 operating cash flows. Inventory generated $6.8 million of cash versus consuming $9.2 million in fiscal 2014. The Company's inventory turnover rate decreased slightly from the prior year primarily due to the higher average inventory levels at Engineered Films (trailing 12-month inventory turn of 4.9X in fiscal 2015 and 5.2X in fiscal 2014).

Accounts receivable generated $4.7 million in cash in fiscal 2015 as compared to generating $1.3 million cash in fiscal 2014. Cash collections were efficient despite the increase in trailing 12 months days sales outstanding from 51 days in fiscal 2014 to 52 days in fiscal 2015.

In fiscal 2015, uncertain tax positions consumed $3.3 million of cash compared to generating cash of $0.7 million in fiscal 2014 due to a payment made to settle a state tax liability.

# 28

Investing Activities
Cash used in investing activities totaled $11.1 million in fiscal 2016, $30.0 million in fiscal 2015 and $31.6 million in fiscal 2014. Capital expenditures totaled $13.0 million in fiscal 2016 compared to $17.0 million in fiscal 2015 and $30.7 million in fiscal 2014. This fiscal 2016 spending primarily relates to Engineered Films capacity expansion.

Fiscal 2016 benefited from $2.1 million in cash provided by the disposal of assets related to the exit of contract manufacturing in Applied Technology and Aerostar. These cash inflows from the exit of contract manufacturing were due to selling the Company's St. Louis operations and related assets as well as our idle facility in Huron, South Dakota. There were no material cash flows from the disposal of assets in fiscal 2015 or fiscal 2014.

Cash inflow related to business acquisitions in fiscal 2016 relate to the Company receiving a $0.4 million settlement of the working capital adjustment to the Integra purchase price. Cash outflows totaling $12.5 million in fiscal 2015 related to the Integra and SBG business acquisitions. There were no businesses acquired or sold in fiscal 2014.

Management anticipates capital spending of approximately $9 million in fiscal 2017. Maintaining Engineered Films' capacity and Applied Technology's capital spending to advance product development are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Financing Activities
Financing activities consumed cash of $50.7 million in fiscal 2016 compared with $30.7 million in fiscal 2015 and $17.4 million in fiscal 2014.

Quarterly dividends paid in fiscal 2016 were $19.4 million, or $0.52 per share ($0.13 per share per quarter), compared to $18.5 million in fiscal 2015 and $17.5 million in fiscal 2014.

In fiscal 2016, the Company began to repurchase common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors. During fiscal 2016, the Company paid $29.3 million for share repurchases. No shares were repurchased during fiscal 2015 or fiscal 2014.

The Company made $0.8 million of acquisition-related contingent liability payments related to the Vista and SBG acquisitions. During fiscal 2015 and fiscal 2014, the Company made payments of $0.5 million and $0.4 million, respectively, of acquisition-related contingent liabilities.

During fiscal 2016, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement previously discussed. No debt issuance costs were paid during the fiscal 2015 or fiscal 2014. No borrowings or repayment have occurred on the Credit Agreement during fiscal 2016. In fiscal 2015, the Company made net debt repayments totaling $12.0 million for debt assumed as part of the Integra and SBG acquisitions. No borrowings or debt repayments occurred in fiscal 2014.

Financing cash outflows in fiscal 2016 included $0.5 million of employee taxes in relation to the net settlement of restricted stock units (RSUs) that vested during the year. No RSUs vested during fiscal 2015 or fiscal 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of January 31, 2016, the Company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment and unconditional purchase obligations, primarily for raw materials, in the amounts listed below. The Company's known off-balance sheet debt and other unrecorded obligations are noted in the table below.

# 29

A summary of the obligations and commitments at January 31, 2016 is shown below.

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,510	$1,661	$2,520	$2,329	$—
Unconditional purchase obligations	24,265	24,265	—	—	—
Postretirement benefits(a)	19,389	329	702	712	17,646
Acquisition-related contingent payments(b)	5,561	418	1,792	3,278	73
Uncertain tax positions(c)	—	—	—	—	—
Line of credit(d)	897	213	425	259	—
	$56,622	$26,886	$5,439	$6,578	$17,719
(a)	Postretirement benefit amounts represent expected payments on the accumulated postretirement benefit obligation before it is discounted.
(b)
Amounts reflect the future earn-out payments with respect to business acquisitions. Actual payments on these obligations may vary from the reported amounts since the total payment amount due depends upon certain future conditions. See below for further detail on the specific obligations.

(c)	See below for further details on specific obligations.
(d)	Amounts reflect administrative and unborrowed capacity fees under the line of credit described below.

Acquisition-related obligations
The Company has future obligations for earn-out payments associated with the acquisition of Vista completed in fiscal 2012 and of SBG completed in fiscal 2015. The total liability recorded on the Consolidated Balance Sheet as of January 31, 2016 related to these future obligations was $2.8 million, of which $0.3 million was classified as "Accrued liabilities" and $2.5 million as "Other liabilities". These liabilities represent the present value of earn-out payments classified as consideration at the acquisition date. Specific to the SBG acquisition, the Company may pay up to $2.5 million in additional earn-out payments calculated and paid quarterly over the next 10 years contingent upon SBG achieving certain revenues. Specific to the Vista acquisition, the Company agreed to pay additional contingent consideration not to exceed $15.0 million, based upon earn-out percentages on specific revenue streams until January 31, 2019. In a transaction separate from the Vista acquisition but related to Vista, the Company agreed to fund a revenue-based bonus pool, also not to exceed $15.0 million, which will be accrued when the specific revenue stream is recorded using those same earn-out percentages over the same time period.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $3.3 million at January 31, 2016. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or applicable tax year is no longer subject to examination by the tax authorities.

Line of credit
On April 15, 2015 the Company's uncollateralized credit agreement with Wells Fargo providing a line of credit of $10.5 million and maturing on November 30, 2016 was terminated upon the Company's entering into a new credit facility.

This new credit facility, the Credit Agreement dated as of April 15, 2015 among Raven Industries, Inc., JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement), provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees of $0.2 million. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. $125 million was available under the Credit Agreement for borrowings as of January 31, 2016. The loan proceeds may be utilized by Raven for strategic business purposes, including acquisitions, and for working capital needs.

Letters of credit totaling $0.7 million, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company expects to have these outstanding letters of credit issued under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement. There have been no borrowings under either credit agreement in the last three fiscal years and there were no borrowings outstanding under either credit agreement for any of the fiscal periods covered by this Annual Report on Form 10-K. The Company is in compliance with all covenants set forth in the Credit Agreement.

# 30

In the event the bank group chooses not to renew the Company's line of credit, the letters of credit would cease and alternative methods of support for the insurance obligations would be necessary, these would be more expensive and would require additional cash outlays. Management believes the chances of this happening to be remote.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. These policies are discussed below because a fluctuation in actual results versus expected results could materially affect operating results and because the policies require significant judgments and estimates to be made. Accounting related to these policies is initially based on best estimates at the time of original entry in the accounting records. Adjustments are periodically recorded when the Company's actual experience differs from the expected experience underlying the estimates. These adjustments could be material if experience were to change significantly in a short period of time. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, Raven has used derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates on transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. The use of these financial instruments had no material effect on the Company's financial condition, results of operations, or cash flows in fiscal year 2016, 2015, or 2014.

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

Pre-Contract Costs
From time to time, the Company incurs costs to begin fulfilling the statement of work under a specific anticipated contract still being negotiated with the customer. If the Company determines that it is probable it will be awarded the specific anticipated contract, the pre-contract costs incurred, excluding start-up costs which are expensed as incurred, are deferred to the balance sheet and included in “Inventories.” Deferred pre-contract costs are periodically reviewed and assessed for recoverability under the contract based on the Company’s assessment of the nature of the costs, the probability and timing of the award, and other relevant facts and circumstances. Write-offs of pre-contract costs are charged to cost of sales when it becomes probable such costs will not be recoverable.

Warranties
Estimated warranty liability costs are based on historical warranty costs and average time elapsed between purchases and returns for each business segment. Warranty issues that are unusual in nature are accrued for individually.

Allowance for Doubtful Accounts
Determining the level of the allowance for doubtful accounts requires management's best estimate of the amount of probable credit losses based on historical write-off experience by segment and an estimate of the ability to collect any known problem accounts. Factors that are considered beyond historical experience include the length of time the receivables are outstanding, the current business climate, and the customer's current financial condition. Accounts receivable and any related allowance are written off after all collection efforts have been exhausted.

Revenue Recognition
Estimated returns or sales allowances are recognized upon shipment of a product. The Company sells directly to customers or distributors that incur the expense and commitment for any post-sale obligations beyond stated warranty terms.

For certain service-related contracts, the Company recognizes revenue under the percentage-of-completion method of accounting, whereby contract revenues are recognized on a pro-rata basis based upon the ratio of costs incurred compared to total estimated contract costs. Contract costs include labor, material, subcontracting costs, as well as allocation of indirect costs. Revenues, including estimated profits, are recorded as costs are incurred. Losses estimated to be incurred upon completion of contracts are charged to operations when they become known.

# 31

Certain contracts contain provisions for incentive payments that the Company may receive based on performance criteria related to product design, development and production standards. Revenue related to the incentive payments is recognized when ultimate realization by the Company is assured, which generally occurs when the provisions and performance criteria required by the contract are met.

Goodwill
Management assesses goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired, using fair value measurement techniques. For goodwill, the Company performs impairment reviews by reporting units which are determined to be: Engineered Films Division; Applied Technology Division (including SBG which was integrated into the existing operations of this division in fiscal year 2016); and two separate reporting units in the Aerostar Division, one of which is Vista and one of which is all other Aerostar operations (Aerostar excluding Vista).

The Company has the option to perform a qualitative impairment assessment based on relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the book value of net assets. Certain events and circumstances reviewed are financial outlooks, industry and economic conditions, cost inputs, overall financial performance, and other relevant entity-specific events. If events and circumstances indicate the fair value of a reporting unit is more likely than not greater than the book value of its net assets, then no further goodwill impairment testing is needed. If events and circumstances indicate the fair value of a reporting unit is less than the book value of its net assets, or the Company does not elect to do the qualitative assessment, then the Company performs step one of the goodwill impairment analysis.

In step one of the impairment analysis (Step 1), the fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate.

In developing the discounted cash flow analysis, assumptions about the revenue growth rate, operating profit margin percentage, capital expenditures, and changes in working capital are based on our annual operating plan and long-term business plan for each of the Company’s reporting units.

Discount rate assumptions for each reporting unit are the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics and take into consideration management’s assessment of risks inherent in the future cash flows of the respective reporting unit. One of the metrics considered by the Company in its selection of a discount rate is the relevant small company size premium appropriate to the reporting unit for which the valuation is being assessed. With other factors such as the optimal capital structure assumed for the reporting unit, this may result in a different discount rate assumption for each reporting unit being evaluated.

The estimated fair value of the reporting unit is then compared with the book value of its net assets. If the estimated fair value of the reporting unit is less than the book value of the net assets of the reporting unit, an impairment loss is possible and a more refined measurement of the impairment loss would take place. This is the second step of the goodwill impairment testing (Step 2), in which management may use market comparisons and recent transactions to assign the fair value of the reporting unit to all of the assets and liabilities of that unit. The valuation methodologies in both steps of goodwill impairment testing use significant estimates and assumptions. Management evaluates the merits of each significant assumption and the overall basket of assumptions used to determine the fair value of the reporting unit.

In fiscal 2016, as discussed below, the Company determined that there were triggering events with respect to the Engineered Films and Vista reporting units that resulted in impairment tests during the fiscal year. The impairment test with respect to Vista resulted in an impairment charge, as discussed below.

Engineered Films Reporting Unit
In the fiscal 2016 second quarter the Company determined that a triggering event occurred for its Engineered Films reporting unit primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year. The Company performed a Step 1 impairment analysis using fair value techniques on the Engineered Films reporting unit as a result of changes in market conditions indicating that goodwill might be impaired. The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the net book value of the assets of the reporting unit. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50 million. Therefore, no Step 2 analysis was done.

# 32

The most significant assumptions used to determine the fair value of the Engineered Films reporting unit include: revenue growth rate (including assumptions regarding economic conditions, particularly those related to the energy markets served by the division), operating profit margin percentage, capital expenditures (particularly those impacting changes in capacity), and the discount rate.

For the Step 1 analysis performed in the second quarter, ten-year revenue expectations were built using a bottom-up approach for each market served focusing primarily on current product pipelines and new product developments, customer changes, market conditions and drivers, and production capacity. Regarding the revenue growth assumptions, energy market revenues were of particular focus due to current weak end-market demand. The Company estimated the energy market would achieve a modest rebound in demand relative to historical highs during the middle of the 10-year forecast. The resulting compound annual growth rate for net sales for the first 5 years (fiscal 2016-2020) of the forecast was approximately 6% while the compound annual growth rate (CAGR) for net sales for years 6 through 10 (fiscal 2021-2025) of the forecast was approximately 5%. The 4-year historical CAGR was approximately 11% from fiscal 2011 through fiscal 2015 on an organic basis (excluding the impact of the Integra acquisition in the fourth quarter of fiscal 2015). The perpetual growth factor selected was 3.0%, in line with average long-term GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average revenue growth rate over the 10-year forecast period (and the terminal growth rate in perpetuity) would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $7 million.

The operating profit margin percentage assumption for the forecast period averaged approximately 13% of sales. This compares to an average operating profit margin percentage of approximately 11% of sales during fiscal years 2011-2015. The expansion in operating profit margin during the forecast period is based on the Company’s expectation of the product sales mix, including new products made possible by completion of a new extrusion line, and overall higher capacity utilization, among other factors. Higher-value products, higher margins on such products, and leverage of fixed costs at higher production levels are expected to drive increased operating margins. Using the operating profit margin percentage to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin percentage over the forecast period would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $7 million.

Capital expenditures are a significant input to the valuation of the Engineered Films reporting unit because of a recurring pattern of maintenance spending and spending for capacity increases. Typically, new capacity expansion occurs every three to four years. As a result of the Integra acquisition and the completion of a production line in fiscal 2016 at a cost of approximately $12 million, Engineered Films currently has excess capacity and will continue to have excess capacity for some time. Historical capital expenditures from fiscal 2011 through fiscal 2015 were approximately $23 million. The average annual capital expenditure amount used in the fair value model for the Engineered Films reporting unit was $7.0 million for the next ten years. Using capital expenditures to illustrate the sensitivity on this estimated fair value, each additional $1.0 million in average capital expenditures over the forecast period would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $2 million.

The discount rate used in the determination of the fair value was 13.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $10 million.

There were no significant changes in market conditions or expected operating income for the Engineered Films reporting unit and no triggering events were deemed to have occurred in the third or fourth quarter of fiscal 2016. As such, the Company completed its regular annual goodwill impairment testing in the fourth quarter for the Engineered Films reporting unit based on November 30, 2015 information.

For the annual testing, because of the triggering event in the second quarter and continued weak demand in the energy market, the Company performed another Step 1 analysis. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $35 million; therefore, no Step 2 analysis was performed. The prolonged energy market decline was the primary reason for this $15 million decline in the excess of estimated fair value over the net book value determined in the Step 1 analysis completed at the end of the fiscal second quarter. In that Step 1 analysis, the Company estimated the energy market would achieve a modest rebound in demand relative to historical highs during the middle of the 10-year forecast. For the annual testing, no significant energy market rebound was included in the revenue growth rate expected in the forecast period used for the annual analysis. This reduced the resulting annual growth rate for net sales for the first 5 years of the forecast to approximately 3% while the compound annual growth rate for net sales for years 6 through 10 increased slightly. The perpetual growth factor selected was 3.0%, in line with average long-term GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average growth rate over the forecast period would reduce the estimated fair value of the Engineered Films reporting unit by approximately $8 million.

# 33

The operating profit margin percentage assumption for the forecast period averaged approximately 13% of sales. Using the operating profit margin percentage to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would reduce the estimated fair value of the Engineered Films reporting unit by approximately $7 million.

For the annual Step 1 analysis, expected capital expenditures were increased approximately 2% compared to the second quarter valuation. Engineered Films currently has excess capacity and will continue to have excess capacity for some time. Using capital expenditures to illustrate the sensitivity on this estimated fair value, each additional $1.0 million in average capital expenditures over the forecast period would reduce the estimated fair value of the Engineered Films reporting unit by approximately $2 million.

The discount rate used in the determination of the fair value was 13.0%, consistent with the second quarter analysis. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would have reduced the estimated fair value of the Engineered Films reporting unit for the annual testing by approximately $9 million.

Engineered Films' results for the last two months of fiscal 2016 subsequent to November 30, the date of the annual impairment analysis, were substantially consistent with the forecast and no new impairment indicators were noted in the fiscal fourth quarter.

Vista Reporting Unit
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division. In addition to the Company making a change in the executive leadership of the Vista reporting unit during the quarter, financial expectations for sales and operating income of the reporting unit were lowered due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities, one of which was expected to be awarded during the third quarter. While Vista had been in the process of negotiating a large international contract throughout fiscal 2016 and had a pre-authorization letter from the prime contractor, the contract did not materialize in the fiscal 2016 third quarter as expected and the likelihood of being awarded this or other such contracts in the next twelve months was determined to be substantially lower than it was in the second quarter. As a result of a delay in being awarded this large international contract, the Company lowered its financial forecast for the business. As a result of these factors, the Company performed a Step 1 impairment analysis using fair value techniques as of October 31, 2015.

The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. The analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value by $8.4 million, or 35.0%. Based on these results, a Step 2 impairment analysis was performed. The fair value determined in Step 1 was allocated to the assets and liabilities of the reporting unit. Based on the Step 2 impairment analysis the Company determined that the goodwill balance was impaired as of October 31, 2015 and an impairment loss of $7.4 million was recorded in the fiscal 2016 third quarter. This goodwill impairment loss is described further in Note 6 Goodwill and Other Intangibles of the Notes to the Consolidated Financial Statements of this Form 10-K.

The most significant assumptions used to determine the fair value of the Vista reporting unit include: Revenue growth rate (particularly those related to being successful in being awarded large, international contracts and the timing thereof), operating profit margin percentage, and the discount rate.

For the third quarter testing, ten-year revenue expectations were built using a bottom-up approach for each of Vista’s markets of focus. A key driver of growth for Vista was the timing and magnitude of larger international contract awards. The resulting CAGR for net sales for the first 5 years (fiscal 2016-2020) of the forecast was approximately 1.5% while the CAGR for net sales for years 6 through 10 (fiscal 2021-2025) of the forecast was approximately 6%. The 2-year historical CAGR since we acquired this business was approximately 31%. The perpetual growth factor selected was 3.0%, in line with long-term average GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average revenue growth rate over the 10-year forecast period (and the terminal growth rate in perpetuity) would have reduced the estimated fair value of the Vista reporting unit by approximately $500 thousand.

Operating profit margin assumptions for the forecast period averaged approximately 10% of sales. This compares to an average operating profit margin of approximately 8% of sales during fiscal years 2013-2015. The expansion in operating profit margin during the forecast period is driven primarily by the expected savings from the restructuring plan implemented in the third quarter of fiscal 2016 (several million dollars on an annualized basis are expected) as well as leverage of operating expenses on assumed growth in sales. Using the operating profit margin to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would have reduced the estimated fair value of the Vista reporting unit by approximately $500 thousand.

# 34

The discount rate used in the determination of the fair value was 19.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would have reduced the estimated fair value of the Vista reporting unit by approximately $500 thousand.

The Company completed its annual goodwill impairment testing in the fourth quarter for the Vista reporting unit based on November 30, 2015 information. Because of the triggering event one month earlier in the third quarter and the level of expectation concerning large international contracts, the Company performed another Step 1 analysis. This analysis indicated that the estimated fair value of the Vista reporting unit exceeded the net book value (which reflected the impairment charge recognized in the third quarter) by approximately $200 thousand.

In the annual testing, the revenue growth rate expected in the forecast period used for the annual analysis increased slightly from the growth rate used in the third quarter analysis. This reduced the resulting annual growth rate for net sales for the first 5 years of the forecast to approximately 3% while the compound annual growth rate for net sales for years 6 through 10 increased slightly. The perpetual growth factor selected was 3.0%, in line with average long-term GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average growth rate over the forecast period would reduce the estimated fair value of the Vista reporting unit by approximately $800 thousand.

In the annual testing, operating profit margin assumption for the forecast period averaged approximately 4% of sales. Using the operating profit margin to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would reduce the estimated fair value of the Vista reporting unit by approximately $600 thousand.

In the annual testing, the discount rate used in the determination of the fair value was 19.0%, consistent with the third quarter analysis. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would reduce the estimated fair value of the Vista reporting unit by approximately $600 thousand.

Vista's results for the last two months of fiscal 2016 subsequent to November 30, the date of the annual impairment analysis, were substantially consistent with the forecast and no new impairment indicators were noted in the fiscal fourth quarter.

Aerostar (excluding Vista)
The Company completed its annual Step 1 analysis for the Aerostar reporting unit (excluding Vista) based on November 30, 2015 information. This analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the net book value by approximately $12 million. The most significant assumptions used to determine the fair value of the Aerostar reporting unit include: revenue growth rate, operating profit margin percentage, and the discount rate.

The revenue growth rate expected in the forecast period used for the annual analysis was significantly lower than the historical CAGR due to the planned exit contract manufacturing business and was based solely on management’s estimates of growth of proprietary revenues during the forecast period. The operating profit margin percentage assumption for the forecast period, however, increased based on management’s estimates as proprietary products are expected to carry a significantly higher margin than contract manufacturing business. The perpetual growth factor selected was 3.0%, in line with average long-term GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average growth rate over the forecast period would reduce the estimated fair value of the Aerostar reporting unit by approximately $1 million. Using the operating profit margin to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would reduce the estimated fair value of the Aerostar reporting unit by approximately $1 million.

The discount rate used in the determination of the fair value was 17.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would reduce the estimated fair value of the Aerostar reporting unit by approximately $1 million.

Aerostar's results for the last two months of fiscal 2016 subsequent to November 30, the date of the annual impairment analysis, were substantially consistent with the forecast and no impairment indicators were noted in the fiscal fourth quarter.

Applied Technology
The Company completed its annual Step 1 analysis for the Applied Technology reporting unit based on November 30, 2015 information. This analysis indicated that the estimated fair value of the Applied Technology reporting unit exceeded the net book value by approximately $130 million. The most significant assumptions used to determine the fair value of the Applied Technology reporting unit include: revenue growth rate, operating profit margin percentage, and the discount rate.

# 35

The revenue growth rate expected for the annual analysis was significantly lower than the 5-year historical CAGR of 8.6% due to weak end-market conditions that resulted in declining sales beginning in fiscal 2014 for Applied Technology. The operating profit margin assumption for the forecast period was assumed to be in line with current results as the prior periods operating profit margin benefited significantly from high production levels. The perpetual growth factor selected was 3.0%, in line with average long-term GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average growth rate over the forecast period would reduce the estimated fair value of the Applied Technology reporting unit by approximately $10 million. Using the operating profit margin to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would reduce the estimated fair value of the Applied Technology reporting unit by approximately $5 million.

The discount rate used in the determination of the fair value was 13.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would reduce the estimated fair value of the Applied Technology reporting unit by approximately $12 million.

Aerostar's results for the last two months of fiscal 2016 subsequent to November 30, the date of the annual impairment analysis, were substantially consistent with the forecast and no impairment indicators were noted in the fiscal fourth quarter.

Long-Lived Assets
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

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration represents an obligation of the Company to transfer additional assets or equity interests if specified future events occur or conditions are met. This contingency is accounted for at fair value either as a liability or equity depending on the terms of the acquisition agreement. The Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period.  In doing so, the Company makes significant estimates and assumptions regarding future events or conditions being achieved under the subject contingent agreement as well as the appropriate discount rate to apply.  Such valuation techniques include one or more significant inputs that are not observable.

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

# 36

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

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015 the FASB issued ASU No. 2015-15 "Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in ASU 2015-15, FASB adopted SEC staff comments that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 and 2015-15 are both effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter and ASU 2015-15 in fiscal 2016 third quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with the credit facility discussed further in Note 10 Financing Arrangements have been presented as an asset and are being amortized ratably over the term of the line of credit arrangement.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, this guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. This guidance became effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, results of operations, or disclosures.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

New Accounting Standards Not Yet Adopted
In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In January of 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The updated accounting guidance requires changes to the reporting model for financial instruments. The amendments in this guidance supersede the guidance to classify equity securities with readily

# 37

determinable fair values into different categories (that is, trading or available-for sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application guidance is provided by the update but except as discussed in the guidance, early adoption is not permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements, results of operations, and disclosures.

In November 2015 the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The Company may apply the standard either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and working capital.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). The amendments in ASU 2015-16 apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and, during the measurement period, have an adjustment to provisional amounts recognized. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with earlier application permitted for financial statements that have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

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

# 38

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

In February 2015 the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or using a modified retrospective approach. The Company is evaluating the impact of this guidance on its consolidated legal entities and on its consolidated financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

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

# 39

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of January 31, 2016. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.
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
The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in currency other than its functional currency, which is the U.S. dollar. Such transactions are principally Canadian dollar-denominated transactions. The use of these financial instruments had no material effect on the Company's financial condition, results of operations, or cash flows.

# 40

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

		Page
Management's Report on Internal Control Over Financial Reporting		42
Report of Independent Registered Public Accounting Firm		43
Consolidated Financial Statements
	Consolidated Balance Sheets	44
	Consolidated Statements of Income and Comprehensive Income	45
	Consolidated Statements of Shareholders' Equity	46
	Consolidated Statements of Cash Flows	47
	Notes to Consolidated Financial Statements	48
Quarterly Information (Unaudited) - included in Item 5		11

# 41

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

Management has assessed effectiveness of the Company's internal control over financial reporting as of January 31, 2016. In making its assessment of effectiveness of internal control over financial reporting, management used the criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, we concluded that, as of January 31, 2016, the Company's internal control over financial reporting was effective at a reasonable assurance level.

The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ DANIEL A. RYKHUS	/s/ STEVEN E. BRAZONES
Daniel A. Rykhus	Steven E. Brazones
President and Chief Executive Officer	Vice President and Chief Financial Officer

March 29, 2016

# 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries at January 31, 2016, 2015, and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 29, 2016

# 43

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per-share amounts)

	As of January 31,
	2016	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$33,782	$51,949	$52,987
Short-term investments	—	250	250
Accounts receivable, net	38,069	56,576	54,643
Inventories	45,888	55,152	54,865
Deferred income taxes	3,110	3,958	3,372
Other current assets	4,884	3,094	3,288
Total current assets	125,733	170,979	169,405

Property, plant and equipment, net	116,162	117,513	98,076
Goodwill	44,756	52,148	22,274
Amortizable intangible assets, net	15,832	18,490	8,156
Other assets	4,127	3,743	3,908
TOTAL ASSETS	$306,610	$362,873	$301,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,038	$11,545	$12,324
Accrued liabilities	12,042	19,187	16,248
Customer advances	739	1,111	1,247
Total current liabilities	18,819	31,843	29,819

Other liabilities	18,926	25,793	20,538

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,006; 66,947; and 65,318, respectively	67,006	66,947	65,318
Paid-in capital	54,830	53,237	10,556
Retained earnings	233,156	244,180	231,029
Accumulated other comprehensive loss	(3,501)	(5,849)	(2,179)
Less treasury stock at cost, 30,500; 28,897; and 28,897 shares, respectively	(82,700)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	268,791	305,153	251,362
Noncontrolling interest	74	84	100
Total shareholders' equity	268,865	305,237	251,462
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$306,610	$362,873	$301,819

The accompanying notes are an integral part of the consolidated financial statements.

# 44

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2016	2015	2014
Net sales	$258,229	$378,153	$394,677
Cost of sales	192,444	274,907	275,323
Gross profit	65,785	103,246	119,354

Research and development expenses	14,686	17,440	16,576
Selling, general and administrative expenses	32,594	42,005	38,784
Goodwill impairment loss	7,413	—	—
Operating income	11,092	43,801	63,994

Other (expense), net	(310)	(300)	(371)
Income before income taxes	10,782	43,501	63,623

Income taxes	2,221	11,705	20,721
Net income	8,561	31,796	42,902

Net income (loss) attributable to the noncontrolling interest	72	63	(1)

Net income attributable to Raven Industries, Inc.	$8,489	$31,733	$42,903

Net income per common share:
─ Basic	$0.23	$0.86	$1.18
─ Diluted	$0.23	$0.86	$1.17

Comprehensive income:
Net income	$8,561	$31,796	$42,902

Other comprehensive income (loss), net of tax:
Foreign currency translation	(729)	(1,466)	(424)
Postretirement benefits, net of income tax (expense) benefit of ($1,620), $1,187, and ($183), respectively	3,077	(2,204)	340
Other comprehensive income (loss), net of tax	2,348	(3,670)	(84)

Comprehensive income	10,909	28,126	42,818

Comprehensive income (loss) attributable to noncontrolling interest	72	63	(1)

Comprehensive income attributable to Raven Industries, Inc.	$10,837	$28,063	$42,819
The accompanying notes are an integral part of the consolidated financial statements.

# 45

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non-controlling Interest	Total Equity
			Shares	Cost
Balance January 31, 2013	$65,223	$5,885	28,897	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income	—	—	—	—	42,903	—	42,903	(1)	42,902
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(84)	(84)	—	(84)
Cash dividends ($0.48 per share)	—	104	—	—	(17,569)	—	(17,465)	—	(17,465)
Shares issued on stock options exercised, net of shares withheld for employee taxes	95	70	—	—	—	—	165	—	165
Share-based compensation	—	4,198	—	—	—	—	4,198	—	4,198
Tax benefit from exercise of stock options	—	299	—	—	—	—	299	—	299
Balance January 31, 2014	65,318	10,556	28,897	(53,362)	231,029	(2,179)	251,362	100	251,462
Net income	—	—	—	—	31,733	—	31,733	63	31,796
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(3,670)	(3,670)	—	(3,670)
Cash dividends ($0.50 per share)	—	142	—	—	(18,582)	—	(18,440)	—	(18,440)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(79)	(79)
Shares issued in connection with business combination (net of issuance costs of $38)	1,542	37,672	—	—	—	—	39,214	—	39,214
Director shares issued	18	(18)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	69	572	—	—	—	—	641	—	641
Share-based compensation	—	4,213	—	—	—	—	4,213	—	4,213
Tax benefit from exercise of stock options	—	100	—	—	—	—	100	—	100
Balance January 31, 2015	66,947	53,237	28,897	(53,362)	244,180	(5,849)	305,153	84	305,237
Net income	—	—	—	—	8,489	—	8,489	72	8,561
Other comprehensive income, net of income tax	—	—	—	—	—	2,348	2,348	—	2,348
Cash dividends ($0.52 per share)	—	169	—	—	(19,513)	—	(19,344)	—	(19,344)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(82)	(82)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)					(458)	—	(458)
Shares repurchased	—	—	1,603	(29,338)	—	—	(29,338)	—	(29,338)
Share-based compensation	—	2,311	—	—	—	—	2,311	—	2,311
Income tax impact related to share-based compensation	—	(308)	—	—	—	—	(308)	—	(308)
Balance January 31, 2016	$67,006	$54,830	30,500	$(82,700)	$233,156	$(3,501)	$268,791	$74	$268,865
The accompanying notes are an integral part of the consolidated financial statements.

# 46

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$8,561	$31,796	$42,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,951	14,761	12,449
Amortization of intangible assets	3,658	2,608	1,746
Goodwill impairment loss	7,413	—	—
Change in fair value of acquisition-related contingent consideration	(721)	714	540
Income from equity investment	(83)	(28)	(116)
Deferred income taxes	(3,021)	(958)	623
Share-based compensation expense	2,311	4,213	4,198
Change in operating assets and liabilities	9,847	7,973	(10,449)
Other operating activities, net	2,092	(996)	943
Net cash provided by operating activities	44,008	60,083	52,836

INVESTING ACTIVITIES:
Capital expenditures	(13,046)	(17,041)	(30,701)
Proceeds (payments) related to business acquisitions	351	(12,472)	—
Proceeds from sale of short-term investments	250	500	—
Purchases of investments	(250)	(750)	(250)
Proceeds from sale of assets	2,124	—	—
Other investing activities, net	(503)	(223)	(664)
Net cash used in investing activities	(11,074)	(29,986)	(31,615)

FINANCING ACTIVITIES:
Dividends paid	(19,426)	(18,519)	(17,465)
Payments for common shares repurchased	(29,338)	—	—
Proceeds from revolving line of credit	—	2,127	—
Payment of revolving line of credit and acquisition-related debt	—	(14,116)	—
Payment of acquisition-related contingent liabilities	(814)	(533)	(353)
Debt issuance costs paid	(548)	—	—
Restricted stock units vested and issued	(458)	—	—
Employee stock option exercises net of tax benefit	(85)	702	464
Other financing activities, net	(15)	(326)	—
Net cash used in financing activities	(50,684)	(30,665)	(17,354)
Effect of exchange rate changes on cash	(417)	(470)	(233)
Net (decrease) increase in cash and cash equivalents	(18,167)	(1,038)	3,634
Cash and cash equivalents at beginning of year	51,949	52,987	49,353
Cash and cash equivalents at end of year	$33,782	$51,949	$52,987

The accompanying notes are an integral part of the consolidated financial statements.

# 47

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per-share amounts)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, and defense markets. The Company conducts this business through the following direct and indirect subsidiaries: Aerostar International, Inc. (Aerostar); Vista Research, Inc. (Vista); Raven International Holding Company BV (Raven Holdings); Raven Industries Canada, Inc. (Raven Canada); SBG Innovatie BV; Navtronics BVBA; Raven Industries GmbH (Raven GmbH); Raven Industries Australia Pty Ltd (Raven Australia) and Raven Do Brazil Participacoes E Servicos Technicos LTDA (Raven Brazil). The Company and these subsidiaries comprise three unique operating units, or divisions, classified into reportable segments (Applied Technology, Engineered Films, and Aerostar).

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

Noncontrolling Interest
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. The Company owns 75% of a business venture to pursue potential product and support services contracts for agencies and instrumentalities of the United States government. The business venture, Aerostar Integrated Systems (AIS), is included in the Aerostar business segment. No capital contributions were made by the noncontrolling interest since the initial capitalization in fiscal year 2013. Given the Company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture.

Investments in Affiliate
The Company owns an interest of approximately 22% in Site-Specific Technology Development Group, Inc. (SST). The Company has significant influence, but neither a controlling interest nor a majority interest in the risks or rewards of SST and as such, this affiliate investment is accounted for using the equity method. The investment balance is included in “Other assets” while the Company's share of the SST’s results of operations is included in “Other income (expense), net.” The Company considers whether the value of any of its equity method investments has been impaired whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary (based on various factors, including historical financial results, product development activities, and the overall health of the affiliate's industry), an impairment loss would be recorded.

Use of Estimates
Preparing the financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's forecasts, based principally on estimates, are critical inputs to asset valuations such as those for inventory or goodwill. These assumptions and estimates require significant judgment and actual results could differ from assumed and estimated amounts.

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

# 48

(Dollars in thousands, except per-share amounts)

Cash and Cash Equivalents
The Company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking, money market, and savings accounts. Certificates of deposit that mature in over 90 days but less than one year are considered short-term investments. Certificates of deposit that mature in one year or more are considered to be other long-term assets and are carried at cost.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and are considered past due based on invoice terms. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses. This is based on historical write-off experience by segment and an estimate of the collectability of any known problem accounts. Unbilled receivables arise when revenues have been earned, but not billed, and are related to differences in timing. Unbilled receivables were not material as of January 31, 2016, 2015, or 2014.

Inventory Valuation
Inventories are carried at the lower of cost or market, with cost determined on the first-in, first-out basis. Market value encompasses consideration of all business factors including expected future sales, price, contract terms, and usefulness.

Pre-Contract Costs
From time to time, the Company incurs costs to begin fulfilling the statement of work under a specific anticipated contract still being negotiated with the customer. If the Company determines that it is probable it will be awarded the specific anticipated contract, the pre-contract costs incurred, excluding start-up costs which are expensed as incurred, are deferred to the balance sheet and included in "Inventories". Deferred pre-contract costs are periodically reviewed and assessed for recoverability under the contract based on the Company’s assessment of the nature of the costs, the probability and timing of the award, and other relevant facts and circumstances. Write-offs of pre-contract costs are charged to cost of sales when it becomes probable that such costs will not be recoverable.

The Company recorded a charge of $2,933 for the write-off of pre-contract costs specific to one international contract that was not awarded to Vista in the third quarter of fiscal 2016. No deferred pre-contract costs were written-off in the periods ended January 31, 2015 or 2014. No pre-contract costs were included in "Inventories" at January 31, 2016 or January 31, 2015.

Property, Plant and Equipment
Property, plant and equipment held for use is carried at the asset's cost and depreciated over the estimated useful life of the asset. With the prospective adoption of the straight-line method of depreciation for manufacturing equipment, office equipment, and furniture and fixtures placed in service on or after February 1, 2015, the Company no longer primarily uses accelerated methods of computing depreciation. This change was made as a straight-line method of depreciation more accurately reflects the economic consumption of these assets than did the accelerated method previously used. This prospective change in the depreciation method did not have a material effect on the Company’s financial position or results of operations for the fiscal year ended January 31, 2016.

The estimated useful lives used for computing depreciation are as follows:

Building and improvements	15 - 39 years
Manufacturing equipment by segment
Applied Technology	3 - 5 years
Engineered Films	5 - 12 years
Aerostar	3 - 5 years
Furniture, fixtures, office equipment, and other	3 - 7 years

The cost of maintenance and repairs is charged to expense in the period incurred, and renewals and betterments are capitalized. The cost and related accumulated depreciation of assets sold or disposed are removed from the accounts and the resulting gain or loss is reflected in operations.

The Company capitalizes certain internal costs incurred in connection with developing or obtaining internal-use software in accordance with the accounting guidance for such costs. There were no capitalized software costs in fiscal year 2016 or 2015 and capitalized software costs totaled $203 in fiscal 2014. The costs are included in “Property, plant and equipment, net” on the Consolidated Balance Sheets. Software costs that do not meet capitalization criteria are expensed as incurred. Amortization expense related to capitalized software is computed on the straight-line basis over the estimated lives ranging from 3 to 5 years and is included in depreciation expense.

# 49

(Dollars in thousands, except per-share amounts)

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
For all acquisitions, the Company is required to measure the fair value of the net identifiable tangible and intangible assets acquired. In addition, the Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Fair value measurements associated with acquisitions, including acquisition-related contingent liabilities, are described in Note 5 Acquisition of and Investments in Businesses and Technologies.
Intangible Assets
Intangible assets, primarily comprised of technologies acquired through acquisition, are recorded at cost and are presented net of accumulated amortization. Amortization is computed using an amortization method that best approximates the pattern of economic benefits which the asset provides. The Company has used both the straight-line method and the undiscounted cash flows method to appropriately allocate the cost of intangible assets to earnings in each reporting period.

The straight-line method allocates the cost of such intangible assets ratably over the asset’s life. Under the undiscounted cash flow method, the estimated cash flow attributable to each year of an intangible asset’s life is calculated as a percentage of the total of the cash flows over the asset’s life and that percentage is applied to the initial value of the asset to determine the annual amortization to be recorded.

The estimated useful lives of the Company’s intangible assets range from 3 to 20 years.

Goodwill
The Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Acquisition earn-out payments are accrued at fair value as of the purchase date and payments reduce the accrual without affecting goodwill. Any change in the fair value of the contingent consideration after the acquisition date is recognized in the Consolidated Statements of Income and Comprehensive Income.

Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are performed at the reporting unit level. A qualitative impairment assessment over relevant events and circumstances may be assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If events and circumstances indicate the fair value of a reporting unit may be less than its carrying value, then the fair values are estimated based on discounted cash flows and are compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, the amount of the impairment loss must be measured and then recognized to the extent the carrying value of the goodwill exceeds the implied fair value. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

# 50

(Dollars in thousands, except per-share amounts)

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

Acquisition-Related Contingent Consideration
Acquisition-related contingent consideration represents an obligation of the Company to transfer additional assets or equity interests if specified future events occur or conditions are met. This contingency is accounted for at fair value either as a liability or equity depending on the terms of the acquisition agreement. The Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period.  In doing so, the Company makes significant estimates and assumptions regarding future events or conditions being achieved under the subject contingent agreement as well as the appropriate discount rate to apply.  Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

Insurance Obligations
The Company utilizes insurance policies to cover workers' compensation and general liability costs. Liabilities are accrued related to claims filed and estimates for claims incurred but not reported. To the extent these obligations are expected to be reimbursed by insurance, the probable insurance policy benefit is included as a component of “Other current assets.”

Contingencies
The Company is involved as a defendant in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of business. While the ultimate settlement of these claims cannot be easily estimated, management believes that any liability resulting from these claims will, in many cases, be substantially covered by insurance. Management does not believe that the ultimate outcome of any pending matters will be material to its results of operations, financial position, or cash flows.

The Company also has contingencies related to potential asset impairments or contingent liabilities. An estimate of the loss on these matters is charged to operations when it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. Management does not believe any such contingent asset impairment or liability will be material to its results of operations, financial position, or cash flows.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and has been earned. Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured, and shipment or delivery has occurred (depending on the terms of the sale). The Company sells directly to customers or distributors who incur the expense and commitment for any post-sale obligations beyond stated warranty terms. Estimated returns, sales allowances, or warranty charges are recognized upon shipment of a product.

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

# 51

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

The Company's research and development expenditures consist primarily of internal direct and indirect costs associated with development of technologies to support its proprietary product lines in each of its divisions. These research and development costs are expensed as incurred.

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

# 52

(Dollars in thousands, except per-share amounts)

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015 the FASB issued ASU No. 2015-15 "Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in ASU 2015-15, FASB adopted SEC staff comments that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 and 2015-15 are both effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter and ASU 2015-15 in fiscal 2016 third quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with the credit facility discussed further in Note 10 Financing Arrangements have been presented as an asset and are being amortized ratably over the term of the line of credit arrangement.

In April 2014 the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" (ASU No. 2014-08). ASU No. 2014-08 changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. Additionally, this guidance requires that a business that qualifies as held for sale upon acquisition should be reported as discontinued operations. This guidance became effective for the Company on February 1, 2015 and applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this guidance did not have an impact on the Company's consolidated financial statements, results of operations, or disclosures.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in fiscal 2016. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, or disclosures for the period.

New Accounting Standards Not Yet Adopted
In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In January of 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The updated accounting guidance requires changes to the reporting model for financial instruments. The amendments in this guidance supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form

# 53

(Dollars in thousands, except per-share amounts)

of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application guidance is provided by the update but except as discussed in the guidance, early adoption is not permitted. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statements, results of operations, and disclosures.

In November 2015 the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). Current GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016. The Company may apply the standard either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and working capital.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). The amendments in ASU 2015-16 apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and, during the measurement period, have an adjustment to provisional amounts recognized. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. ASU 2015-16 is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the update with earlier application permitted for financial statements that have not been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

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

# 54

(Dollars in thousands, except per-share amounts)

the effective date or retrospectively to all prior periods presented. Early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial position, results of operations, and cash flows.

In February 2015 the FASB issued ASU No. 2015-02, "Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. ASU 2015-02 may be applied retrospectively or using a modified retrospective approach. The Company is evaluating the impact of this guidance on its consolidated legal entities and on its consolidated financial position, results of operations, and cash flows.

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

# 55

(Dollars in thousands, except per-share amounts)

NOTE 2	SELECTED BALANCE SHEET INFORMATION

Following are the components of selected balance sheet items:

	As of January 31,
	2016	2015	2014
Accounts receivable, net:
Trade accounts	$39,103	$56,895	$54,962
Allowance for doubtful accounts	(1,034)	(319)	(319)
	$38,069	$56,576	$54,643
Inventories:
Finished goods	$4,896	$8,127	$7,232
In process	1,845	1,317	2,131
Materials	39,147	45,708	45,502
	$45,888	$55,152	$54,865
Other current assets:
Insurance policy benefit	$716	$733	$733
Federal income tax receivable	2,176	713	1,197
Prepaid expenses and other	1,992	1,648	1,358
	$4,884	$3,094	$3,288
Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,246	$2,077
Buildings and improvements	77,827	78,140	66,278
Machinery and equipment	140,995	131,766	114,345
Accumulated depreciation	(106,514)	(96,545)	(84,624)
	$115,362	$116,607	$98,076

Held for sale:
Land	$244	$11	$—
Buildings and improvements	1,595	1,522	—
Machinery and equipment	329	—	—
Accumulated depreciation	(1,368)	(627)	—
	800	906	—
	$116,162	$117,513	$98,076
Other assets:
Investment in affiliate	$2,805	$3,217	$3,684
Other	1,322	526	224
	$4,127	$3,743	$3,908
Accrued liabilities:
Salaries and related	$1,883	$4,063	$2,210
Benefits	3,864	5,001	5,538
Insurance obligations	1,730	1,590	1,598
Warranties	1,835	3,120	2,525
Income taxes	475	536	362
Other taxes	1,117	1,240	1,097
Acquisition-related contingent consideration	407	1,375	890
Other	731	2,262	2,028
	$12,042	$19,187	$16,248
Other liabilities:
Postretirement benefits	$7,662	$11,812	$7,998
Acquisition-related contingent consideration	2,499	3,631	2,457
Deferred income taxes	5,426	7,091	3,526
Uncertain tax positions	3,339	3,259	6,557
	$18,926	$25,793	$20,538

# 56

(Dollars in thousands, except per-share amounts)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders' equity but are excluded from net income. The changes in the components of accumulated other comprehensive income (loss) (AOCI) are shown below:

	Cumulative foreign currency translation adjustment	Postretirement benefits	Total
Balance at January 31, 2013	$142	$(2,237)	$(2,095)
Other comprehensive (loss) before reclassifications	(424)	—	(424)
Amounts reclassified from accumulated other comprehensive (loss) after tax expense of ($183)	—	340	340
Balance at January 31, 2014	(282)	(1,897)	(2,179)
Other comprehensive (loss) before reclassifications	(1,466)	—	(1,466)
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $1,187	—	(2,204)	(2,204)
Balance at January 31, 2015	(1,748)	(4,101)	(5,849)
Other comprehensive (loss) before reclassifications	(729)	—	(729)
Amounts reclassified from accumulated other comprehensive (loss) after tax expense of ($1,620)	—	3,077	3,077
Balance at January 31, 2016	$(2,477)	$(1,024)	$(3,501)

Postretirement benefit cost components are reclassified in their entirety from AOCI to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

NOTE 4	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2016	2015	2014
Changes in operating assets and liabilities:
Accounts receivable	$16,847	$4,699	$1,297
Inventories	7,516	6,753	(9,190)
Prepaid expenses and other assets	(111)	195	(239)
Accounts payable	(5,059)	(3,578)	(994)
Accrued and other liabilities	(8,978)	48	(1,150)
Customer advances	(368)	(144)	(173)
	$9,847	$7,973	$(10,449)

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,558	$14,011	$20,002
Interest paid	$129	$160	$—

Significant non-cash transactions:
Issuance of common stock for business acquisition	$—	$39,252	$—
Capital expenditures included in accounts payable	$161	$564	$1,083
Capital expenditures converted from inventory	$1,036	$491	$418

# 57

(Dollars in thousands, except per-share amounts)

NOTE 5	ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Integra
On November 3, 2014 the Company acquired all of the issued and outstanding shares of Integra Plastics, Inc. (Integra). Integra, which was a privately-held company headquartered in Madison, South Dakota, specialized in the manufacture and conversion of high-quality plastic film and sheeting. This acquisition expanded Raven's Engineered Films Division's production capacity with additional extrusion and lamination operations in Brandon, South Dakota and fabrication locations in Madison, South Dakota and Midland, Texas, as well as broadened Engineered Films' product offerings and enhanced its converting capabilities. Integra's results of operations subsequent to acquisition are included in the Engineered Films segment.

At the acquisition date, the total purchase price was valued at approximately $48,200 net of an estimated working capital adjustment included in the terms of the merger and acquisition agreement. These terms provided for payment through the issuance of 1,541,696 shares of the Company's common stock valued at $39,252, based on the closing stock price on the date of acquisition and cash payments of $9,361. The Company received $351 in settlement of the working capital adjustment to the purchase price and finalized deferred tax calculations in fiscal 2016 first quarter. These transactions resulted in an adjustment of about $20 to the purchase price allocation.

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. The fair value of the goodwill recorded as part of the purchase price allocation was $27,422. None of this goodwill is tax deductible. Goodwill resulting from this business combination is largely attributable to the experienced workforce of the acquired business and synergies expected to arise after integration of Integra products and operations into Engineered Films. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles for customer relationships and other intangibles valued at $10,000 and $200, respectively. These intangible assets are being amortized using the straight-line method over their estimated useful life as follows: customer relationships - twelve years and other intangibles - two years. Liabilities assumed from Integra included a revolving line of credit and long-term notes with Wells Fargo Bank N.A. (Wells Fargo). The Company has a related party relationship with Wells Fargo described in Note 10 Financing Arrangements. This debt was repaid by the Company in fiscal 2015 and there was no debt outstanding at January 31, 2015.

The purchase price was finalized in the fiscal 2016 first quarter after the working capital adjustment was settled. The total purchase price allocated to the estimated fair values of assets acquired and liabilities assumed as follows:

Cash	$1,600
Accounts receivable	4,808
Inventory	7,575
Deferred income taxes	543
Other current assets	24
Property, plant and equipment, net	17,088
Goodwill	27,422
Customer relationships and other definite-lived intangibles	10,200
Short-term and long-term debt	(11,341)
Current liabilities	(4,084)
Other liabilities	(5,573)
Total purchase price	$48,262

Integra net sales and net loss recognized in fiscal 2015 from the acquisition date to January 31, 2015 were $5,627 and $(874), respectively. The operations of Integra were fully integrated into Engineered Films’ existing operations at the beginning of fiscal year 2016. The Company does not manage such operations or report these results separate and apart from the Engineered Films segment.

# 58

(Dollars in thousands, except per-share amounts)

SBG
On May 1, 2014, the Company completed the purchase of all issued and outstanding shares of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG). SBG has operations in the Netherlands just outside of Amsterdam and at Navtronics in Geel, Belgium. The acquisition broadened Applied Technology Division’s guided steering system product line by adding high-accuracy implement steering applications. Additionally, SBG’s headquarters have become the home office for Raven in Europe, expanding the Company’s global presence and reach into key European markets.

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

At January 31, 2016, the fair value of this contingent consideration was $1,499 of which $249 was classified as "Accrued liabilities" and $1,250 was classified as "Other liabilities". The fair value of this contingent consideration at January 31, 2015 was $1,432, of which $236 was classified as "Accrued liabilities" and $1,196 was classified as "Other liabilities." The Company has paid a total of $308 of this potential earn-out liability including $229 and $79 in earn-out payments during fiscal 2016 and 2015, respectively.

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $3,250, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $2,104, and included definite-lived intangibles, such as customer relationships and proprietary technology. Amortization is being computed over the estimated useful life using the undiscounted cash flows method as follows: twelve years for customer relationships and five years for proprietary technology. Liabilities acquired included debts to the former owners, a long-term note with a third-party bank, and deferred income taxes. As further described in Note 10 Financing Arrangements, this debt was repaid by the Company and there was no debt outstanding at January 31, 2015.

SBG net sales and net income recognized in fiscal 2015 from the acquisition date to January 31, 2015 were $3,245 and $152, respectively. The operations of SBG were integrated into the existing operations of the Applied Technology Division at the beginning of fiscal year 2016.

The following pro forma consolidated condensed financial results of operations are presented as if the fiscal year 2015 acquisitions described above had been completed at the beginning of the period presented (unaudited):

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

# 59

(Dollars in thousands, except per-share amounts)

As a result of the triggering event that occurred in fiscal 2016 third quarter described in Note 6 Goodwill and Other Intangibles, the Company performed both a Step 1 and Step 2 impairment analysis for the Vista reporting unit. The results of these analyses are also more fully described in Note 6 Goodwill and Other Intangibles. Prior to performing the Step 2 analysis, the Company evaluated the fair value of the remaining assets and liabilities including acquisition-related contingent consideration. This analysis included a reduction of $1,483 in the fair value of this contingent consideration. This benefit was recognized in "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended October 31, 2015 and the twelve-month period ended January 31, 2016. The fair value of these contingent considerations at January 31, 2016 was $1,327, of which $78 was classified in "Accrued liabilities" and $1,249 as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2015, the fair value of the contingent consideration for the Vista acquisition was $2,989 of which $554 was classified in "Accrued liabilities" and $2,435 as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2014, the fair value of the contingent consideration for the Vista acquisition was $3,347, of which $890 was classified in “Accrued liabilities” and $2,457 as “Other liabilities” in the Consolidated Balance Sheet. These fair values were estimated using forecasted discounted cash flows. The Company has paid a total of $1,392 of this potential earn-out liability including $585, $454, and $353 in earn-out payments in fiscal year 2016, 2015, and 2014, respectively.

Equity Method Investment SST
The Company’s owned interest of approximately 22% in SST is accounted for using the equity method. SST is a privately-held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage data in the precision agriculture market.

Changes in the net carrying value of the investment in SST were as follows:

	As of January 31,
	2016	2015	2014
Balance at beginning of year	$3,217	$3,684	$4,063
Income from equity investment	83	28	116
Amortization of intangible assets	(495)	(495)	(495)
Balance at end of year	$2,805	$3,217	$3,684

NOTE 6	GOODWILL AND OTHER INTANGIBLES

Goodwill
For goodwill, the Company performs impairment reviews by reporting unit which are determined to be Engineered Films Division, Applied Technology Divisions, and two separate reporting units in the Aerostar Division, one of which is Vista and one of which is all other Aerostar operations (Aerostar excluding Vista).

The changes in the carrying amount of goodwill by reporting unit are shown below:

	Applied Technology	Engineered Films	Aerostar (exc. Vista)	Vista	Total
Balance at January 31, 2013	$9,892	$96	$789	$11,497	$22,274
Balance at January 31, 2014	9,892	96	789	11,497	22,274
Acquired goodwill	3,250	27,216	—	—	30,466
Foreign currency translation adjustment	(592)	—	—	—	(592)
Balance at January 31, 2015	12,550	27,312	789	11,497	52,148
Purchase price adjustment to acquired goodwill(a)	—	206	—	—	206
Goodwill disposed from sale of business	(69)	—	—	—	(69)
Goodwill impairment loss	—	—	—	(7,413)	(7,413)
Foreign currency translation adjustment	(116)	—	—	—	(116)
Balance at January 31, 2016	$12,365	$27,518	$789	$4,084	$44,756
(a) Working capital adjustment and final deferred tax adjustment for Integra acquisition (see Note 5 Acquisitions Of And Investments In Businesses And Technologies).

# 60

(Dollars in thousands, except per-share amounts)

Goodwill is tested for impairment on an annual basis and between annual tests whenever a triggering event indicates there may be an impairment. The annual impairment tests were completed for each reporting unit in the fourth quarter based on a November 30th valuation date. No triggering events were deemed to have occurred in the fourth quarter and no impairments were recorded as a result of these tests. Two of the reporting units were also tested earlier in fiscal 2016 as a result of triggering events that had occurred.

In the fiscal 2016 second quarter the Company performed a Step 1 impairment analysis using fair value techniques on the Engineered Films reporting unit as a result of changes in market conditions indicating that goodwill might be impaired. The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. In determining the estimated fair value of the Engineered films reporting unit, the Company was required to make assumptions and estimate a number of factors, including projected revenue growth rate, operating profit margin percentage, capital expenditures, and the discount rate. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50,000.

No significant changes were noted in the market conditions faced by Engineered Films in the fiscal 2016 third quarter and operating income for the year was consistent with expectations at the end of second quarter when the test was completed. Although oil prices continued to be lower and Engineered Films' sales were down, the profitability of the division continued to be higher than the trailing months at the time of the impairment analysis given lower material costs in comparison to selling price. With actual cash flows largely in line with forecasted cash flows derived for the fiscal 2016 second quarter impairment analysis, the Company concluded no triggering event occurred in the fiscal 2016 third quarter.

Goodwill Impairment Loss
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities. Despite the Company having a pre-authorization letter from the prime contractor and being in negotiations on a large international contract through the fiscal 2016 second quarter, the contract did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. In addition, the Company made a change in the executive leadership of the reporting unit during the third quarter. The Step 1 impairment analysis was completed using fair value techniques as of October 31, 2015. In determining the estimated fair value of the Vista reporting unit, the Company was required to make assumptions and estimate a number of factors, including projected revenue growth rates (particularly those related to being successful in being awarded large, international contracts and the timing thereof), operating profit margin percentage, and the discount rate. On the basis of these estimates, the October 31, 2015 analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value. The carrying value exceeded the estimated fair value by approximately $8,000.
Pursuant to the applicable accounting guidance, the Company performed a Step 2 impairment analysis for the Vista reporting unit. In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the reporting unit. The resulting implied fair value of the Vista goodwill was $7,413 less than the carrying value recorded for the reporting unit. This $7,413 shortfall was recorded in the fiscal 2016 third quarter as an impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statements of Income and Comprehensive Income.
Goodwill gross of accumulated impairment losses at January 31, 2016, 2015, and 2014 was $52,169, $52,148, and $22,274, respectively. Goodwill net of accumulated impairment losses at January 31, 2016, 2015 and 2014 was $44,756, $52,148, and $22,274, respectively.
Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2016			2015			2014
		Accumulated			Accumulated			Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$8,825	$(6,487)	$2,338	$8,870	$(5,239)	$3,631	$7,840	$(4,164)	$3,676
Customer relationships	14,101	(2,794)	11,307	14,128	(1,271)	12,857	3,494	(525)	2,969
Other intangibles	4,065	(1,878)	2,187	3,657	(1,655)	2,002	2,891	(1,380)	1,511
Total	$26,991	$(11,159)	$15,832	$26,655	$(8,165)	$18,490	$14,225	$(6,069)	$8,156

# 61

(Dollars in thousands, except per-share amounts)

The estimated future amortization expense for these definite-lived intangible assets, as well as definite-lived intangible assets held by SST, during the next five years is as follows:

	2017	2018	2019	2020	2021
Estimated amortization expense	$3,514	$2,873	$2,018	$1,464	$1,067

NOTE 7	EMPLOYEE POSTRETIREMENT BENEFITS

The Company has two 401(k) plans covering substantially all employees as of January 31, 2016. One plan, which covers the majority of employees, matches employee contributions up to 4%. Under this plan all account balances and future contributions and related earnings can be invested in several investment alternatives as well as the Company's common stock in accordance with each participant's elections. Participants' contributions to the 401(k) and the employer matching contributions are limited to 20% investment in the Company's common stock. Participants may choose to make separate investment choices for current account balances and for future contributions. Officers of the Company may not include Raven's common stock in their 401(k) plan elections.

The other 401(k) plan was assumed as part of the Vista acquisition. Employee contributions under this plan are matched up to 4% under an amendment in fiscal 2015 to eliminate a 3% annual contribution and to eliminate a provision allowing an additional annual discretionary contribution. The Company also assumed an additional 401(k) profit sharing plan as part of the Integra acquisition. This plan was merged into Raven's 401(k) plan on December 31, 2014. The Company also contributes to post-retirement and pensions as are required or customary for employees in foreign locations. Total contribution expense to all such plans was $1,952, $2,416, and $2,412 for fiscal 2016, 2015, and 2014, respectively.

In addition, the Company provides postretirement medical and other benefits to senior executive officers and senior managers. These plan obligations are unfunded. On August 25, 2015 the Company amended the employment agreements with five of its senior executive officers eliminating the postretirement medical benefits to these individuals and their spouses. In consideration of eliminating this retiree benefit, the senior executive officers received lump sum payments in amounts ranging from $8 to $15 based on each officer’s years of service to the Company. The Company’s current senior executive officers that either already qualified for retirement or had twenty or more years of service to the Company are still eligible for benefits under their employment agreements. The elimination of coverage for these executives reduced the benefit obligation due to prior service by approximately
$1,000 as of August 31, 2015. The amount was recognized as a negative plan amendment and amortized over the average remaining years of service to full eligibility for active participants not yet fully eligible for benefits as of August 31, 2015. The accumulated benefit obligation, including the impact of the August 31, 2015 remeasurement resulting from the plan amendment, for these benefits is as follows:

	For the years ended January 31,
	2016	2015	2014
Benefit obligation at beginning of year	$12,125	$8,254	$8,307
Service cost	285	195	202
Interest cost	386	366	348
Amendments	(958)	—	—
Actuarial (gain) loss and assumption changes	(3,544)	3,543	(340)
Retiree benefits paid	(303)	(233)	(263)
Benefit obligation at end of year	$7,991	$12,125	$8,254

# 62

(Dollars in thousands, except per-share amounts)

The following tables set forth the plan's pre-tax adjustment to accumulated other comprehensive income/loss:

	For the years ended January 31,
	2016	2015	2014
Amounts not yet recognized in net periodic benefit cost:
Net actuarial loss	$2,504	$6,309	$2,918
Prior service cost	(892)	—	—
Total pre-tax accumulated other comprehensive loss	$1,612	$6,309	$2,918

Pre-tax accumulated other comprehensive loss - beginning of year related to benefit obligation	$6,309	$2,918	$3,441
Reclassification adjustments recognized in benefit cost:
Recognized net (loss)	(261)	(152)	(183)
Amortization of prior service cost	66	—	—
Amounts recognized in AOCI during the year:
Prior service cost from amendments	(958)	—	—
Net actuarial (gain) loss	(3,544)	3,543	(340)
Pre-tax accumulated other comprehensive loss - end of year related to benefit obligation	$1,612	$6,309	$2,918

The net actuarial gain for fiscal year 2016 was the result of an increase in the discount rate, lower than expected claims, updated trend rates, and application of updated mortality assumptions. The net actuarial loss for fiscal year 2015 was the result of a decrease in the discount rate and application of updated mortality assumptions. The net actuarial gain in fiscal year 2014 was driven by an increase in the discount rate.

# 63

(Dollars in thousands, except per-share amounts)

The liability and net periodic benefit cost reflected in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income were as follows:

	For the years ended January 31,
	2016	2015	2014
Beginning liability balance	$12,125	$8,254	$8,307
Net periodic benefit cost	866	713	733
Other comprehensive (income) loss	(4,697)	3,391	(523)
Total recognized in net periodic benefit cost and other comprehensive income	(3,831)	4,104	210
Retiree benefits paid	(303)	(233)	(263)
Ending liability balance	$7,991	$12,125	$8,254

Current portion in accrued liabilities	$329	$313	$255
Long-term portion in other liabilities	$7,662	$11,812	$7,999

Assumptions used to calculate benefit obligation:
Discount rate	4.25%	3.50%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Health care cost trend rates:
Health care cost trend rate assumed for next year	6.83%(a) | 7.00%(b)	7.20%	7.70%
Ultimate health care cost trend rate	4.50%(a) | 5.00%(b)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2030(a) | 2025(b)	2025	2025
Assumptions used to calculated the net periodic benefit cost:
Discount rate	4.25%(a) | 3.50%(b)	4.50%	4.25%
Rate of compensation increase	4.00%	4.00%	4.00%

(a) Assumptions used for the five months of fiscal 2016 following the August 31, 2015 remeasurement.
(b) Assumptions used for the seven months of fiscal 2016 prior to the plan amendment triggering the August 31, 2015 remeasurement.

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years. The total estimated cost to be recognized from AOCI into net periodic benefit cost over the next fiscal year is $(13); $146 of recognized net loss and
$(159) of amortized prior service cost.

The assumed health care cost trend rate has a significant effect on the amounts reported. The impact of a one-percentage point change in assumed health care rates would have the following effects:

	January 31, 2016
	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost components	$89	$(68)
Effect on accumulated postretirement benefit obligation	$1,445	$(1,129)

The Company expects to make $329 in postretirement medical and other benefit payments in fiscal 2017. The following postretirement other than pension benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Fiscal	2017	$329
Fiscal	2018	350
Fiscal	2019	352
Fiscal	2020	347
Fiscal	2021 - 2025	2,299

# 64

(Dollars in thousands, except per-share amounts)

NOTE 8	WARRANTIES

Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2016	2015	2014
Beginning balance	$3,120	$2,525	$1,888
Acquired	—	50	—
Accrual for warranties	1,945	3,467	4,561
Settlements made	(3,230)	(2,922)	(3,924)
Ending balance	$1,835	$3,120	$2,525

NOTE 9	INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2016	2015	2014
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal tax benefit	2.1	(0.3)	1.5
Tax credit for research activities	(8.8)	(3.9)	(1.2)
Tax benefit on insurance premiums	(3.9)	(1.0)	—
Tax benefit on qualified production activities	(3.8)	(3.6)	(2.9)
Other, net	—	0.7	0.2
	20.6%	26.9%	32.6%

The decrease in the effective rate for fiscal 2015 is primarily due to the permanent extension of the research and development tax credit retroactive to January 1, 2015. The tax benefit for qualified production activities is also slightly higher as a percentage. While pre-tax income is lower in the current year, the tax benefit for qualified production activities is based on estimated taxable income. Taxable income is higher in comparison to pre-tax income for period ended January 31, 2016 due to the goodwill impairment loss recorded. This impairment, described further in Note 6 Goodwill and Other Intangible Assets, does not reduce taxable income. Rather, goodwill is amortized over 15 years for tax purposes.

The effective tax rate for fiscal 2015 was impacted favorably by recognition of a $776 research and development tax credit based upon a tax study undertaken for fiscal years 2011 through 2014. The Company also recorded a $963 discrete tax benefit in fiscal 2015 after reaching a favorable tax settlement with a state tax authority on a previously recorded uncertain tax position.

Significant components of the Company's income tax provision were as follows:

	For the years ended January 31,
	2016	2015	2014
Income taxes:
Currently payable	$5,242	$12,663	$20,098
Deferred (benefit) expense	(3,021)	(958)	623
	$2,221	$11,705	$20,721

# 65

(Dollars in thousands, except per-share amounts)

Deferred Tax Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2016	2015	2014
Current deferred tax assets:
Accounts receivable	$355	$194	$111
Inventories	602	873	583
Accrued vacation	836	940	1,032
Insurance obligations	350	271	276
Accrued benefit liabilities	99	261	291
Warranty obligations	670	1,225	898
Other accrued liabilities	198	194	181
	3,110	3,958	3,372

Non-current deferred tax assets (liabilities):
Postretirement benefits	2,797	4,243	2,799
Depreciation and amortization	(12,195)	(16,099)	(11,522)
Uncertain tax positions	1,047	1,002	2,219
Share-based compensation	3,593	4,410	3,196
Other	(668)	(647)	(218)
	(5,426)	(7,091)	(3,526)
Net deferred tax (liability)	$(2,316)	$(3,133)	$(154)

Pre-tax book income (loss) for the U.S. companies and the foreign subsidiaries was $9,980 and $802, respectively. As of January 31, 2016, undistributed earnings of $1,975 of the Canadian and European subsidiaries and were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $319 net of foreign tax credits.

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2016	2015	2014
Gross unrecognized tax benefits at beginning of year	$2,307	$4,660	$4,213
Increases in tax positions related to the current year	209	909	795
Decreases as a result of lapses in applicable statutes of limitation	(227)	(393)	(348)
Tax settlement with tax authorities	—	(2,869)	—
Gross unrecognized tax benefits at end of year	$2,289	$2,307	$4,660

Fiscal year 2016 changes to uncertain tax positions related to prior years resulted from lapses of applicable statutes of limitation and fiscal year 2015 included a favorable settlement reached with a state tax authority. The total unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate were $1,631, $1,617, and $3,029 as of January 31, 2016, 2015, and 2014, respectively. The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2016, 2015, and 2014, accrued interest and penalties were $1,051, $952, and $1,897, respectively.

The Company files tax returns, including returns for its subsidiaries, with various federal, state, and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2016, federal tax returns filed in the U.S., Canada and Switzerland for fiscal years ended January 31, 2010 through January 31, 2015 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2008 through January 31, 2015 remain subject to examination by state and local tax authorities.

# 66

(Dollars in thousands, except per-share amounts)

NOTE 10	FINANCING ARRANGEMENTS

On April 15, 2015 the Company's uncollateralized credit agreement with Wells Fargo providing a line of credit of $10,500 and maturing on November 30, 2016 was terminated upon the Company's entering into a new credit facility.

This new credit facility, the Credit Agreement dated as of April 15, 2015 among Raven Industries, Inc., JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement), provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Wells Fargo, a participating lender under the Credit agreement holds the majority of the Company's cash and cash equivalents. One member of the Company's Board of Directors is also on the Board of Directors of Wells Fargo & Company, the parent company of Wells Fargo.

Unamortized debt issuance costs associated with this Credit Agreement were $461 at January 31, 2016. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees of $213. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. $125,000 was available under the Credit Agreement for borrowings as of January 31, 2016. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Letters of credit totaling $664, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company expects to have these outstanding letters of credit issued under the credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the new Credit Agreement.

There were no borrowings outstanding under either credit agreement for any of the fiscal periods covered by this Annual Report on Form 10-K. There have been no borrowings under either credit agreement in the last three fiscal years. The Company is in compliance with all financial covenants set forth in the Credit Agreement.

Pursuant to the acquisition of SBG and Integra in fiscal year 2015 as described in Note 5 Acquisitions of and Investments in Businesses and Technologies, the Company assumed liabilities including debts to former owners, a line of credit and long-term notes. Although there was a short-term working capital borrowing under Integra's line of credit, such borrowing and assumed debt was subsequently paid in full and the line of credit was closed. There was no assumed debt outstanding at January 31, 2016, 2015 and 2014. The changes in the outstanding debt are shown below:

	Line of credit	Long-term notes	Notes with former owners and others	Debt Outstanding
Balance at January 31, 2013	$—	$—	$—	$—
Balance at January 31, 2014	—	—	—	—
Acquired in business combination	1,465	9,876	648	11,989
Additional borrowings	2,127	—	—	2,127
Debt repayment	(3,592)	(9,876)	(648)	(14,116)
Balance at January 31, 2015	$—	$—	$—	$—
Balance at January 31, 2016	$—	$—	$—	$—
(a) The line of credit and long-term notes were assumed in the Integra business combination. The notes with former owners and others were assumed in the SBG business combination.

The Company leases certain vehicles, equipment, and facilities under operating leases. Total rent and lease expense was $2,095, $1,977 and $2,395 in fiscal 2016, 2015, and 2014, respectively.

# 67

(Dollars in thousands, except per-share amounts)

Future minimum lease payments under non-cancelable operating leases are as follows:

	2017	2018	2019	2020	2021	Thereafter
Minimum lease payments	$1,661	$1,394	$1,126	$1,150	$1,179	$—

NOTE 11	CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that the ultimate outcome of these matters is not expected to be material to the Company’s results of operations, financial position, or cash flows.

NOTE 12	RESTRUCTURING COSTS

In the fiscal 2015 fourth quarter, the Company announced and implemented a restructuring plan to lower Applied Technology’s cost structure in response to weak commodity prices, eroding grower sentiment, reduced demand for precision agricultural equipment, and the anticipated revenue decline of non-strategic legacy customers. In the same period, Engineered Films implemented a preemptive restructuring plan to address the decline in demand in the energy sector as the result of falling oil prices. In addition to reducing its international sales infrastructure, scaling back marketing initiatives, lowering general manufacturing overhead, and focusing R&D spending on core product lines, the Company initiated the exit of Applied Technology’s non-strategic St. Louis, Missouri contract manufacturing facility.

As a result of these actions, the Company incurred restructuring costs of approximately $399 for the fiscal year ended January 31, 2015. Such costs were principally severance benefits which were $308 for Applied Technology and $91 for Engineered Films. The Company reported $250 of this expense in "Cost of sales" and $149 in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income. Approximately $344 of these restructuring costs were paid in fiscal 2015 and $55 were paid in fiscal 2016.

Subsequent to the end of fiscal 2015, the Company announced that Applied Technology's remaining contract manufacturing operations in the St. Louis, Missouri area had been successfully sold and transferred. The exit activities related to this sale and transfer were substantially completed during the fiscal 2016 first quarter. Gains of $611 were recorded in fiscal 2016 as a result of the exit activity. Receivables for inventory and estimated future royalties pursuant to the sale agreements were $255 and are reflected in "Other current assets" in the Consolidated Balance Sheet at January 31, 2016.

With continued weak end-market demand in the Engineered Films and Applied Technology divisions, on March 10, 2015 the Company announced and implemented an additional restructuring plan to further lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were weighted to Applied Technology as a result of the decline in this business and the expectation of continued end-market weakness for this division.

As a result of this action, the Company incurred restructuring costs for severance benefits of $588 for the year ended January 31, 2016. The Company reported $407 of restructuring expense in "Cost of sales" and $181 in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income for fiscal 2016. Substantially all of these restructuring costs related to Applied Technology. This restructuring plan was completed during the fiscal 2016 second quarter.

In October 2015, the Company's Aerostar Division implemented a restructuring plan at Vista due to reduced demand expectations primarily related to delays and uncertainty surrounding international pursuits. The lower cost structure will help to preserve the Company's capabilities to pursue domestic and international opportunities for Vista's radar products and technology.

Restructuring costs for severance benefits were $73 for the year ended January 31, 2016. The Company reported $58 of this expense in "Cost of sales" and $15 in "Research and development expenses" in the Consolidated Statements of Income and Comprehensive Income. This restructuring plan was completed during fiscal 2016 fourth quarter and there were no unpaid costs at January 31, 2016.

# 68

(Dollars in thousands, except per-share amounts)

NOTE 13	SHARE-BASED COMPENSATION

At January 31, 2016, the Company had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2016	2015	2014
Share-based compensation cost	$2,311	$4,213	$4,198
Tax (expense) benefit	(692)	1,504	1,460

Share-based compensation cost capitalized as part of inventory is not significant.

Equity Compensation Plans
The Company reserved shares of its common stock for issuance to directors, officers, employees, and certain advisors of the Company through incentive stock options and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (RSUs), and performance awards to be granted under the Amended and Restated 2010 Stock Incentive Plan (the Plan) which was approved by shareholders on May 22, 2012. The aggregate number of shares initially available for which options may be granted under the Plan was 2,000,000. As of January 31, 2016, the number of shares available for grant under the Plan was 1,293,876. Option exercises under the Plan are settled in newly issued common shares.

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

Stock Option Awards
The Company granted 289,600 non-qualified stock options during fiscal 2016. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises, employee terminations, and volatility within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	For the years ended January 31,
	2016	2015	2014
Risk-free interest rate	1.33%	1.32%	0.59%
Expected dividend yield	2.59%	1.53%	1.46%
Expected volatility factor	36.81%	38.65%	41.39%
Expected option term (in years)	3.75	4.00	3.75

Weighted average grant date fair value	$4.77	$9.18	$9.34

# 69

(Dollars in thousands, except per-share amounts)

Outstanding stock options as of January 31, 2016 and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2015	1,015,275	$29.04
Granted	289,600	20.09
Exercised	(50,000)	15.49
Forfeited	(72,400)	27.42
Expired	(256,525)	24.18
Outstanding, January 31, 2016	925,950	$28.44	$—	2.48

Outstanding exercisable, January 31, 2016	453,425	$31.30	$—	1.48

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $172, $1,467, and $3,019 during the years ended January 31, 2016, 2015, and 2014, respectively. As of January 31, 2016, the total unrecognized compensation cost for non-vested awards was $2,089, net of the effect of estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.23 years.

Restricted Stock Unit Awards
The Company granted 39,025 time-vested RSUs to employees during the year ended January 31, 2016. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the date of grant. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

Activity for time-vested RSUs under the Plan in fiscal 2016 was as follows:

	Number of restricted stock units	Weighted average grant date fair value
Outstanding, January 31, 2015	68,137	$31.27
Granted	39,025	19.25
Vested	(18,526)	31.66
Forfeited	(6,710)	29.97
Outstanding, January 31, 2016	81,926	$25.53

Cumulative dividends, January 31, 2016	3,107

The Company also granted performance-based RSUs during the year ended January 31, 2016. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2015 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity for the fiscal year. The target award for the fiscal 2014 grant is based on return on sales (ROS), which is defined as net income divided by net sales. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Performance-based RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the grant date. The number of restricted stock units granted is based on 100% of the target award. The number of RSUs that will vest is determined by the estimated ROE or ROS target over the three-year performance period. The estimated performance factor used to estimate the number of restricted stock units expected to vest is evaluated quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

# 70

(Dollars in thousands, except per-share amounts)

Activity for performance-based RSUs under the Plan in fiscal 2016 was as follows:

	Number of restricted stock units expected to vest	Weighted average grant date fair value
Outstanding, January 31, 2015	152,439	$32.40
Granted	68,570	20.09
Vested	(52,502)	31.66
Forfeited	(17,783)	28.27
Performance-based adjustment	(84,656)	29.02
Outstanding, January 31, 2016	66,068	$25.65

Cumulative dividends, January 31, 2016	7,557

As of January 31, 2016, the total unrecognized compensation cost for nonvested RSU awards was $576 net of the effect for estimated forfeitures. This amount is expected to be recognized over a weighted average period of 2.01 years.

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

Outstanding stock units as of January 31, 2016 and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2015	69,347	$21.44
Granted	18,721	19.23
Deferred retainers	3,120	19.23
Dividends	2,546	17.67
Outstanding, January 31, 2016	93,734	$20.82

NOTE 14	NET INCOME PER SHARE

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

# 71

(Dollars in thousands, except per-share amounts)

The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	For the years ended January 31,
	2016	2015	2014
Anti-dilutive options and restricted stock units	1,107,733	781,988	577,213

The computation of earnings per share is presented below:

	For the years ended January 31,
	2016	2015	2014
Numerator:
Net income attributable to Raven Industries, Inc.	$8,489	$31,733	$42,903

Denominator:
Weighted average common shares outstanding	37,237,717	36,859,026	36,379,356
Weighted average stock units outstanding	86,745	69,484	67,724
Denominator for basic calculation	37,324,462	36,928,510	36,447,080

Weighted average common shares outstanding	37,237,717	36,859,026	36,379,356
Weighted average stock units outstanding	86,745	69,484	67,724
Dilutive impact of stock options and RSUs	75,481	174,784	198,295
Denominator for diluted calculation	37,399,943	37,103,294	36,645,375

Net income per share - basic	$0.23	$0.86	$1.18
Net income per share - diluted	$0.23	$0.86	$1.17

NOTE 15	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

The Company's reportable segments are defined by their product lines which have been grouped based on common technologies, production methods, and inventories. The Company's reportable segments are Applied Technology Division, Engineered Films Division, and Aerostar Division. Raven Canada, SBG, Raven GmbH, Raven Australia, and Raven Brazil are included in the Applied Technology Division. Vista and AIS are included in the Aerostar Division. Substantially all of the Company's long-lived assets are located in the United States.

Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, save time, and improve farm yields around the world.  Their product families include field computers, application controls, GPS-guidance and assisted-steering systems, automatic boom controls, yield monitoring and planter and seeder controls, harvest controls, and an integrated real-time kinematic (RTK) and information platform called Slingshot™. Applied Technology services include high-speed, in-field internet connectivity and cloud-based data management.

The Company's Engineered Films Division manufactures high-performance plastic films and sheeting for major markets throughout the United States and abroad. An important part of this business is highly technical, engineered geomembrane films that protect environmental resources through containment linings and coverings for energy, agriculture, construction, and industrial markets.

Aerostar designs and manufactures proprietary products including high-altitude balloons, tethered aerostats, and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness to government and commercial customers. As the Company focused its growth strategy on its proprietary products, the Company made the decision to largely wind-down its contract manufacturing operations. For Aerostar, product lines such as manufacturing military parachutes, uniforms and protective wear and electronics manufacturing services were phased out during fiscal 2016.
Through Vista and AIS, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government and to foreign governments as Direct Commercial Sales and Foreign Military Sales through the U.S. Government. Vista positions the Company to meet the global demand for lower-cost detection and tracking systems used by government agencies.
The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 1 Summary of Significant

# 72

(Dollars in thousands, except per-share amounts)

Accounting Policies. Other income, interest expense, and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Business segment information is as follows:
	For the years ended January 31,
	2016	2015	2014
APPLIED TECHNOLOGY DIVISION
Sales	$92,599	$142,154	$170,461
Operating income(a)	18,319	34,557	57,000
Assets(b)	65,490	88,764	93,395
Capital expenditures	664	3,478	9,324
Depreciation and amortization	4,428	5,569	4,332
ENGINEERED FILMS DIVISION
Sales	$129,465	$166,634	$147,620
Operating income	17,892	21,802	18,154
Assets(b)	134,942	140,023	71,602
Capital expenditures	10,780	8,241	6,681
Depreciation and amortization	7,735	6,096	5,808
AEROSTAR DIVISION
Sales	$36,368	$80,772	$90,605
Operating income(c)	(8,100)	8,983	7,816
Assets(b)	40,156	59,274	63,017
Capital expenditures	941	2,799	7,507
Depreciation and amortization	3,770	3,474	2,616
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	(8)	(231)	(386)
Engineered Films Division	(195)	(652)	(505)
Aerostar Division	—	(10,524)	(13,118)
Operating income	91	163	(111)
Assets	(57)	(148)	(311)
REPORTABLE SEGMENTS TOTAL
Sales	$258,229	$378,153	$394,677
Operating income	28,202	65,505	82,859
Assets	240,531	287,913	227,703
Capital expenditures	12,385	14,518	23,512
Depreciation and amortization	15,933	15,139	12,756
CORPORATE & OTHER
Operating (loss) from administrative expenses	$(17,110)	$(21,704)	$(18,865)
Assets(b) (d)	66,079	74,960	74,116
Capital expenditures	661	2,523	7,189
Depreciation and amortization	1,676	2,230	1,439
TOTAL COMPANY
Sales	$258,229	$378,153	$394,677
Operating income	11,092	43,801	63,994
Assets	306,610	362,873	301,819
Capital expenditures	13,046	17,041	30,701
Depreciation and amortization	17,609	17,369	14,195
(a) The fiscal year ended January 31, 2016 includes gains of $611 on disposal of assets related to the exit of contract manufacturing operations.
(b) Certain facilities owned by the Company are shared by more than one reporting segment. Beginning with fiscal year 2016 all facilities are reported as an asset based on the segment that acquired the asset as we believe this better reflects total assets of the business segment. In prior fiscal years (which have not been recast in this table), the book value of certain shared facilities was allocated across reporting segments based on usage. Expenses and costs related to these facilities including depreciation expense, are allocated and reported in each reporting segment's operating income for each fiscal year presented.
(c) The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $7,413, and a $1,483 reduction of an acquisition-related contingent liability for Vista as a result of changes in expected sales and cash flows.
(d) Assets are principally cash, investments, deferred taxes, and other receivables.

# 73

(Dollars in thousands, except per-share amounts)

No customers accounted for 10% or more of consolidated sales in fiscal 2016. Sales to a customer of the Engineered Films segment accounted for 14% and 13% of consolidated sales in fiscal years 2015 and 2014, respectively, and accounted for 5% and 2% of consolidated accounts receivable at January 31, 2015 and 2014, respectively.

Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2016	2015	2014
Canada	$11,789	$14,432	$16,141
Europe	10,526	8,243	4,131
Latin America	2,676	9,921	22,124
Other foreign sales	2,858	4,239	3,497
Total foreign sales	27,849	36,835	45,893
United States	230,380	341,318	348,784
	$258,229	$378,153	$394,677

NOTE 16	SUBSEQUENT EVENTS

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place and described more fully in Part II Item 5. Market For Registrant's Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities of this Form 10-K.

An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit has been reached. With the $10,700 available under the original authorization as of January 31, 2016, a total of $20,700 is available for share repurchases until such time as the authorized spending limit is reached or is revoked by the Board.

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

As of January 31, 2016, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date.

Based on their evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2016.

Management's Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included management’s assessment of the design and effectiveness of its internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2016. Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned “Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

# 74

Changes in Internal Control Over Financial Reporting
There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the “Proxy Statement”) relating to the Company's 2016 Annual Meeting of Shareholders. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

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

# 75

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

4(a)
Raven Industries Inc. Amended and Restated 2010 Stock Incentive Plan filed on June 11, 2012 as Exhibit 4.1 of Raven Industries, Inc. Registration Statement on Form S-8, and incorporated herein by reference).

4(b)
Raven Industries, Inc. Amended and Restated 2010 Stock Incentive Plan filed on June 8, 2015 as Exhibit 4.1 of Raven Industries, Inc. Registration Statement on Form S-8, and incorporated herein by reference.

10.1
Form of Amended and Restated Change in Control Agreements between Raven Industries, Inc. and the following senior executive officers: Daniel A. Rykhus, Steven E. Brazones, Stephanie Herseth Sandlin, Anthony D. Schmidt, Brian E. Meyer, and Janet L. Matthiesen dated as of March 28, 2016 and filed herewith as Exhibit 10.1. †

10.2
Form of Amended and Restated Change in Control Agreements between Raven Industries, Inc. and the following senior executives: Lon E. Stroschein and Scott W. Wickersham dated as of March 28, 2016 and filed herewith as Exhibit 10.2. †

10(a)	Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus dated as of February 1, 2009 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed February 1, 2009). †

10(b)
Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed February 1, 2012). †

10(c)
Schedule A to Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus (incorporated herein by reference to the corresponding exhibit number of the Company's 10-K filed March 31, 2011). †

10(d)
Change in Control Agreement between Raven Industries, Inc. and Daniel A. Rykhus, dated as of January 31, 2008 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed December 17, 2007). †

10(e)	Raven Industries, Inc. 2000 Stock Option and Compensation Plan adopted May 24, 2000 (incorporated herein by reference to Exhibit A of the Company's definitive Proxy Statement filed April 19, 2000). †

10(f)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed May 24, 2007). †

10(g)
Schedule A to Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt (incorporated herein by reference to the corresponding exhibit number of the Company's 10-K filed March 31, 2011). †

10(h)
Change in Control Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated February 1, 2012 (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed February 1, 2012). †

10(i)	Change in Control Agreement between Raven Industries, Inc. and Janet L. Matthiesen (incorporated herein by reference to Exhibit 10.3 of the Company's 8-K filed April 20, 2012). †

10(j)
Schedule A to Employment Agreement between Raven Industries, Inc. and Stephanie Herseth Sandlin dated August 27, 2012(incorporated herein by reference to Exhibit 10.2 of the Company's 10-K filed March 29, 2013). †

10(k)
Change in Control Agreement between Raven Industries, Inc. and Steven E. Brazones dated December 1, 2014 (incorporated herein by reference to Exhibit 10.2 of the Company's 8-K filed December 4, 2014). †

10(l)	Offer Letter between Raven Industries, Inc. and Steven E. Brazones, dated as of October 10, 2014 incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 27, 2015). †

10(m)
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

10(n)
Guaranty dated April 15, 2015, made by each of the Guarantors (Raven Industries, Inc., Aerostar International, Inc., Vista Research, Inc., and Integra Plastics, Inc.) in favor of JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the guaranteed parties (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed April 16, 2015).

10(o)
Amended Employment agreements between Raven Industries, Inc. and the following senior executive officers: Brian E. Meyer, Janet L. Matthiesen, Stephanie Herseth Sandlin, and Steven E. Brazones dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed August 31, 2015). †

# 76

10(p)
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

# 77

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer
(principal executive officer) and Director

/s/ STEVEN E. BRAZONES	/s/ KEVIN T. KIRBY
Steven E. Brazones	Kevin T. Kirby
Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

/s/ THOMAS S. EVERIST	/s/ MARC E. LEBARON
Thomas S. Everist	Marc E. LeBaron
Chairman of the Board	Director

/s/ JASON M. ANDRINGA	/s/ CYNTHIA H. MILLIGAN
Jason M. Andringa	Cynthia H. Milligan
Director	Director

/s/ MARK E. GRIFFIN	/s/ HEATHER A. WILSON
Mark E. Griffin	Heather A. Wilson
Director	Director

Date: March 29, 2016

# 78

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2016, 2015 and 2014
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2016	$319	$1,066	$—	$351	$1,034
Year ended January 31, 2015	$319	$211	$19	$230	$319
Year ended January 31, 2014	$205	$129	$—	$15	$319

Note:

(1)	Represents uncollectable accounts receivable written off during the year, net of recoveries.

# 79