Form 10-Q
period 2016-04-30
RAVEN INDUSTRIES INC
filed 2016-05-27
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of May 23, 2016 there were 36,158,806 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	April 30, 2016	January 31, 2016	April 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$32,790	$33,782	$47,452
Short-term investments	—	—	250
Accounts receivable, net	41,013	38,069	45,233
Inventories	46,950	45,888	58,981
Deferred income taxes	—	3,110	3,581
Other current assets	5,343	4,884	6,361
Total current assets	126,096	125,733	161,858

Property, plant and equipment, net	113,767	116,162	118,429
Goodwill	44,900	44,756	52,216
Amortizable intangible assets, net	15,660	15,832	17,735
Other assets	4,245	4,127	4,359
TOTAL ASSETS	$304,668	$306,610	$354,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,356	$6,038	$9,123
Accrued liabilities	12,739	12,042	16,735
Customer advances	809	739	1,008
Total current liabilities	22,904	18,819	26,866

Other liabilities	17,259	18,926	25,581

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,041; 67,006; and 66,999, respectively	67,041	67,006	66,999
Paid-in capital	54,755	54,830	53,275
Retained earnings	233,926	233,156	244,055
Accumulated other comprehensive loss	(2,891)	(3,501)	(5,863)
Treasury stock at cost, 30,882; 30,500; and 29,047 shares, respectively	(88,402)	(82,700)	(56,406)
Total Raven Industries, Inc. shareholders' equity	264,429	268,791	302,060
Noncontrolling interest	76	74	90
Total shareholders' equity	264,505	268,865	302,150
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$304,668	$306,610	$354,597

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Dollars in thousands, except per-share data)	April 30, 2016	April 30, 2015
Net sales	$68,360	$70,273
Cost of sales	48,684	49,914
Gross profit	19,676	20,359

Research and development expenses	4,409	3,536
Selling, general, and administrative expenses	7,660	9,609
Operating income	7,607	7,214

Other (expense), net	(97)	(44)
Income before income taxes	7,510	7,170

Income taxes	1,985	2,309
Net income	5,525	4,861

Net income attributable to the noncontrolling interest	2	6

Net income attributable to Raven Industries, Inc.	$5,523	$4,855

Net income per common share:
─ Basic	$0.15	$0.13
─ Diluted	$0.15	$0.13

Cash dividends paid per common share	$0.13	$0.13

Comprehensive income:
Net income	$5,525	$4,861

Other comprehensive income, net of tax:
Foreign currency translation	612	(69)
Postretirement benefits, net of income tax (expense) benefit of $(1) and $29, respectively	(2)	55
Other comprehensive income, net of tax	610	(14)

Comprehensive income	6,135	4,847

Comprehensive income attributable to noncontrolling interest	2	6

Comprehensive income attributable to Raven Industries, Inc.	$6,133	$4,841

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	4,855	—	4,855	6	4,861
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(69)	(69)	—	(69)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $29	—	—	—	—	—	55	55	—	55
Cash dividends ($0.13 per share)	—	40	—	—	(4,980)	—	(4,940)	—	(4,940)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	150	(3,044)	—	—	(3,044)	—	(3,044)
Share-based compensation	—	752	—	—	—	—	752	—	752
Income tax impact related to share-based compensation	—	(229)	—	—	—	—	(229)	—	(229)
Balance April 30, 2015	$66,999	$53,275	29,047	$(56,406)	$244,055	$(5,863)	$302,060	$90	$302,150

Balance January 31, 2016	$67,006	$54,830	30,500	$(82,700)	$233,156	$(3,501)	$268,791	$74	$268,865
Net income	—	—	—	—	5,523	—	5,523	2	5,525
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	612	612	—	612
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($1)	—	—	—	—	—	(2)	(2)	—	(2)
Cash dividends ($0.13 per share)	—	52	—	—	(4,753)	—	(4,701)	—	(4,701)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Shares repurchased	—	—	382	(5,702)	—	—	(5,702)	—	(5,702)
Share-based compensation	—	456	—	—	—	—	456	—	456
Income tax impact related to share-based compensation	—	(292)	—	—	—	—	(292)	—	(292)
Balance April 30, 2016	$67,041	$54,755	30,882	$(88,402)	$233,926	$(2,891)	$264,429	$76	$264,505

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in thousands)	April 30, 2016	April 30, 2015
OPERATING ACTIVITIES:
Net income	$5,525	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,186	4,363
Change in fair value of acquisition-related contingent consideration	82	212
Loss (gain) from equity investment	3	(2)
Deferred income taxes	1,554	110
Share-based compensation expense	456	752
Change in operating assets and liabilities:
Accounts receivable	(2,648)	10,756
Inventories	(980)	(4,496)
Other assets	(1,071)	(3,218)
Operating liabilities	4,075	(4,105)
Other operating activities, net	(78)	(210)
Net cash provided by operating activities	11,104	9,023

INVESTING ACTIVITIES:
Capital expenditures	(791)	(5,000)
Proceeds related to business acquisitions	—	351
Purchases of investments	(500)	—
Proceeds from sale of assets	50	380
Other investing activities	(194)	(164)
Net cash used in investing activities	(1,435)	(4,433)

FINANCING ACTIVITIES:
Dividends paid	(4,701)	(4,940)
Payments for common shares repurchased	(5,702)	(2,563)
Payments of acquisition-related contingent liability	(138)	(614)
Debt issuance costs paid	—	(454)
Restricted stock units vested and issued	(256)	(458)
Other financing activities, net	—	(15)
Net cash used in financing activities	(10,797)	(9,044)

Effect of exchange rate changes on cash	136	(43)

Net (decrease) increase in cash and cash equivalents	(992)	(4,497)
Cash and cash equivalents at beginning of year	33,782	51,949
Cash and cash equivalents at end of period	$32,790	$47,452

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017. The January 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described in Note 1 Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016, the Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

Based on the Company’s review of each reporting unit’s operating results for the three-month period ended April 30, 2016, no triggering events were identified and no further impairment analysis was required under the applicable accounting guidance.

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

#7

(Dollars in thousands, except per-share amounts)

The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended
	April 30, 2016	April 30, 2015
Anti-dilutive options and restricted stock units	1,005,163	1,103,707

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2016	April 30, 2015
Numerator:
Net income attributable to Raven Industries, Inc.	$5,523	$4,855

Denominator:
Weighted average common shares outstanding	36,319,918	38,000,775
Weighted average stock units outstanding	93,986	69,492
Denominator for basic calculation	36,413,904	38,070,267

Weighted average common shares outstanding	36,319,918	38,000,775
Weighted average stock units outstanding	93,986	69,492
Dilutive impact of stock options and restricted stock units	52,234	131,637
Denominator for diluted calculation	36,466,138	38,201,904

Net income per share - basic	$0.15	$0.13
Net income per share - diluted	$0.15	$0.13

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2016	January 31, 2016	April 30, 2015
Accounts receivable, net:
Trade accounts	$42,041	$39,103	$45,686
Allowance for doubtful accounts	(1,028)	(1,034)	(453)
	$41,013	$38,069	$45,233

Inventories:
Finished goods	$4,570	$4,896	$9,127
In process	1,751	1,845	2,533
Materials	40,629	39,147	47,321
	$46,950	$45,888	$58,981

Other current assets:
Insurance policy benefit	$742	$716	$683
Federal tax receivable	1,719	2,176	—
Receivable from sale of business	205	255	789
Prepaid expenses and other	2,677	1,737	4,889
	$5,343	$4,884	$6,361

Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,054	$3,246
Buildings and improvements	77,901	77,827	78,661
Machinery and equipment	141,798	140,995	135,154
Accumulated depreciation	(109,786)	(106,514)	(99,538)
	$112,967	$115,362	$117,523

Held for sale:
Land	$244	$244	$11
Buildings and improvements	1,595	1,595	1,522
Machinery and equipment	329	329	—
Accumulated depreciation	(1,368)	(1,368)	(627)
	800	800	906
	$113,767	$116,162	$118,429

Other assets:
Equity investments	$2,813	$2,805	$3,095
Deferred income taxes	25	—	—
Other	1,407	1,322	1,264
	$4,245	$4,127	$4,359

Accrued liabilities:
Salaries and related	$1,874	$1,883	$3,035
Benefits	3,945	3,864	4,655
Insurance obligations	1,893	1,730	1,629
Warranties	2,316	1,835	2,285
Income taxes	654	475	1,824
Other taxes	1,008	1,117	936
Acquisition-related contingent consideration	454	407	938
Other	595	731	1,433
	$12,739	$12,042	$16,735

Other liabilities:
Postretirement benefits	$7,678	$7,662	$11,976
Acquisition-related contingent consideration	2,338	2,499	3,046
Deferred income taxes	4,202	5,426	7,278
Uncertain tax positions	3,041	3,339	3,281
	$17,259	$18,926	$25,581

#9

(Dollars in thousands, except per-share amounts)

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Ag-Eagle Aerial Systems, Inc.
In February 2016, the Applied Technology Division acquired an interest of approximately 5% in AgEagle Aerial Systems, Inc. (AgEagle). AgEagle is a privately held company that is a leading provider of unmanned aerial systems (UAS) used for agricultural applications. Contemporaneously with the execution of this agreement, AgEagle and the Company entered into a distribution agreement whereby the Company was appointed as the sole and exclusive distributor worldwide of the existing AgEagle system as it pertains to the agriculture market. This investment and distribution agreement will allow the Company to expand into the UAS market for agriculture, enhancing its existing product offerings to provide actionable data that customers can use to make important input decisions.

AgEagle is considered a variable interest entity (VIE) and the Company’s equity ownership interest in AgEagle is considered a variable interest. The Company accounts for its investment in AgEagle under the equity method of accounting as the Company has the ability to exercise significant influence over the operating policies of AgEagle through the Company's representation on AgEagle's Board of Directors and the distribution agreement. However, the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the entity.

At the acquisition date, the Company determined that the exclusivity of the distribution agreement resulted in an intangible asset. The purchase price was allocated between the equity ownership interest and this intangible asset which will be amortized on a straight-line basis over the four-year life of the distribution agreement.

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to prior year acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuations techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At April 30, 2016, the fair value of this contingent consideration was $1,491, of which $237 was classified as "Accrued liabilities" and $1,254 was classified as "Other liabilities" in the Consolidated Balance Sheets. At April 30, 2015, the fair value of this contingent consideration was $1,410, of which $287 was classified as "Accrued liabilities" and $1,123 as "Other liabilities." The Company paid $59 and $29 in earn-out payments in the three-month periods ended April 30, 2016 and 2015, respectively. To date, the Company has paid a total of $367 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. At April 30, 2016, the fair value of this contingent consideration was $1,279, of which $195 was classified in "Accrued liabilities" and $1,084 as "Other liabilities" in the Consolidated Balance Sheets. At April 30, 2015 the fair value of this contingent consideration was $2,571, of which $648 was classified as "Accrued liabilities" and $1,923 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $79 and $585 in the three-month periods ended April 30, 2016 and 2015, respectively. To date, the Company has paid a total of $1,471 of this potential earn-out liability.

(6) GOODWILL AND OTHER INTANGIBLES

The Company performs impairment reviews of goodwill by reporting unit. At the end of fiscal 2016, the Company determined it had four reporting units: Engineered Films Division; Applied Technology Division; and two separate reporting units in the Aerostar Division, one of which is Vista and one of which is all other Aerostar operations (Aerostar excluding Vista).

During the first quarter of fiscal 2017, management implemented operations and reporting changes within Vista and Aerostar to further integrate the operations of Vista into Aerostar operations. Integration actions included leadership re-alignment, including selling and business development functions; re-deployment of employees across the division; and consolidation of administrative functions, among other actions. Based on the changes made, the Company has consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such as of April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division.

#10

(Dollars in thousands, except per-share amounts)

(7) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2016	April 30, 2015
Service cost	$20	$108
Interest cost	83	105
Amortization of actuarial losses	37	84
Amortization of unrecognized prior service cost	(40)	—
Net periodic benefit cost	$100	$297

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

(8) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2016	April 30, 2015
Beginning balance	$1,835	$3,120
Accrual for warranties	824	359
Settlements made	(343)	(1,194)
Ending balance	$2,316	$2,285

(9) FINANCING ARRANGEMENTS

The Company entered into a credit facility on April 15, 2015 with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Wells Fargo Bank, N.A. (Wells Fargo), a participating lender under the Credit Agreement, holds the majority of the Company's cash and cash equivalents. One member of the Company's Board of Directors is also on the Board of Directors of Wells Fargo & Company, the parent company of Wells Fargo.

Unamortized debt issuance costs associated with this Credit Agreement were $434 and $548 at April 30, 2016 and 2015. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Letters of credit (LOCs) totaling $850 issued under a previous line of credit with Wells Fargo were outstanding at April 30, 2015. These LOCs, which primarily support self-insured workers' compensation bonding requirements, are being transitioned to the Credit Agreement. As such, LOCs totaling $1,114 issued under each credit facility were outstanding at April 30, 2016, including

#11

(Dollars in thousands, except per-share amounts)

$464 of LOCs issued under the Credit Agreement. Until such time as the transition of the remaining LOCs is complete, any draws required under the Wells Fargo LOCs would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under either credit agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2016 was $124,536.

(10) CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that the ultimate outcome of these matters is not expected to be material to the Company’s results of operations, financial position, or cash flows.

(11) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s effective tax rates for the three-month periods ended April 30, 2016 and 2015 were 26.4% and 32.2%, respectively. The decrease in the effective tax rate is primarily due to the permanent extension of the research and development tax credit in fourth quarter of fiscal 2016 and a discrete tax benefit related to the prior fiscal year that was recorded in fiscal 2017 first quarter.

As of April 30, 2016, undistributed earnings of approximately $3,243 of the Canadian and European subsidiaries were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $539 net of foreign tax credits.

(12) RESTRUCTURING COSTS

At April 30, 2016, there are no ongoing restructuring plans or unpaid restructuring costs. No restructuring costs were incurred in the three-month period ended April 30, 2016.

In the fiscal 2015 fourth quarter, the Company announced and implemented a restructuring plan to lower Applied Technology’s cost structure. In the same period, Engineered Films implemented a preemptive restructuring plan to address the decline in demand in the energy sector as the result of falling oil prices. The Company also initiated the exit of Applied Technology’s non-strategic St. Louis, Missouri contract manufacturing facility.

Exit activities related to this sale and transfer of these contract manufacturing operations were substantially completed during the fiscal 2016 first quarter. Gains of $364 were recorded for the three-month period ended April 30, 2015 as a result of the exit activity. Receivables for inventory and estimated future royalties pursuant to the sale agreements of $789 were included in "Other current assets" in the Consolidated Balance Sheet at April 30, 2015. At April 30, 2016, such receivables were $205.

The land, building, and remaining equipment in St. Louis is still owned and held for sale at April 30, 2016. The Company is actively marketing this facility at a sales price above the net book value of $800. Based on such activity, the Company does not believe an impairment is indicated as of April 30, 2016.

In the fiscal 2016 first quarter, the Company announced and implemented a restructuring plan to further lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were weighted to Applied Technology as a result of the decline in this business and the expectation of continued end-market weakness for this division.

The Company incurred restructuring costs for severance benefits of $477 in the three-month period ended April 30, 2015, including $55 of unpaid costs at April 30, 2015. The Company reported $393 of this expense in "Cost of sales" and the remaining $84 in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income. Substantially all of these restructuring costs related to the Applied Technology Division.

This restructuring plan was completed during fiscal 2016 second quarter.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were $4,701 or 13.0 cents per share during the three months ended April 30, 2016 and $4,940, or 13.0 cents during the three months ended April 30, 2015.

#12

(Dollars in thousands, except per-share amounts)

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached.

Pursuant to these authorizations, the Company repurchased 382,065 and 149,359 shares in the three-month periods ended April 30, 2016 and 2015, respectively. These purchases totaled $5,702 and $3,044, respectively. All such share repurchases were paid at April 30, 2016. At April 30, 2015, $481 of such share repurchases were unpaid. The remaining dollar value authorized for share repurchases at April 30, 2016 is $14,959. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the three months ended April 30, 2016 and April 30, 2015.

Stock Option Awards
The Company granted 274,200 and 280,200 non-qualified stock options during the three-month periods ended April 30, 2016 and 2015, respectively. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Three Months Ended
	April 30, 2016	April 30, 2015
Risk-free interest rate	1.05%	1.34%
Expected dividend yield	3.33%	2.59%
Expected volatility factor	32.61%	36.81%
Expected option term (in years)	4.00	3.75

Weighted average grant date fair value	$3.05	$4.78

Restricted Stock Unit Awards (RSUs)
The Company granted 66,370 and 19,250 time-vested RSUs to employees in the three-month periods ended April 30, 2016 and 2015, respectively. The grant date fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The grant date fair value per share of the time-vested RSUs granted in the three months ended April 30, 2016 and 2015 was $15.61 and $20.10, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the three-month period ended April 30, 2016. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2017 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award.

#13

(Dollars in thousands, except per-share amounts)

During the three-month periods ended April 30, 2016 and 2015, the Company granted 72,950 and 66,330 performance-based RSUs, respectively. The weighted average grant date fair value per share of these performance-based RSUs was $15.61 and $20.10, respectively.

(15) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on common technologies, production methods, and inventories. Raven's reportable segments are Applied Technology, Engineered Films, and Aerostar. The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2016	April 30, 2015
Net sales
Applied Technology	$31,456	$32,410
Engineered Films	29,100	31,321
Aerostar	7,895	6,554
Intersegment eliminations (a)	(91)	(12)
Consolidated net sales	$68,360	$70,273

Operating income
Applied Technology	$8,693	$8,741
Engineered Films	3,878	4,471
Aerostar	(621)	(853)
Intersegment eliminations (a)	(5)	59
Total reportable segment income	11,945	12,418
Administrative and general expenses	(4,338)	(5,204)
Consolidated operating income	$7,607	$7,214
(a) Intersegment sales for both fiscal 2017 and 2016 were primarily sales from Engineered Films to Aerostar.

(16) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). Currently GAAP requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company early adopted ASU 2015-17 in the fiscal 2017 first quarter using the prospective method. No current deferred tax assets or liabilities are recorded on the balance sheet. Since the Company adopted the guidance prospectively, the prior periods were not retrospectively adjusted.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). The amendments in ASU 2015-16 apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and, during the measurement period, have an adjustment to provisional amounts recognized. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires

#14

that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted ASU 2015-16 when it became effective in the fiscal 2017 first quarter with no impact on its consolidated financial statements or results of operations.

In April 2015 the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (CCA)" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a CCA with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met the fees paid are accounted for as a prepaid service contract and expensed. The Company has historically accounted for all fees in a CCA as a prepaid service contract. The Company adopted ASU 2015-05 in first quarter fiscal 2017 when it became effective using the prospective method. The Company did not pay any fees in a CCA in the current period that met the criteria to be in scope of the internal-use software guidance and it had no impact on the consolidated financial statements, results of operations, or cash flows.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The Company adopted ASU 2015-02 when it became effective in first quarter fiscal 2017. The Company reevaluated all of it legal entities and one investment accounted for using the equity method during the first quarter. In addition, this guidance was applied to the evaluation of the Company's investment in Ag Eagle in first quarter fiscal 2017 further discussed in Note 5 Acquisitions of and Investments in Businesses and Technologies of this Form 10-Q. Under ASU 2015-02 neither of these equity method investments qualify for consolidation. The adoption of this guidance had no impact on the legal entities consolidated or the Company's consolidated financial position, results of operations, or cash flows. No prior period retrospective adjustments were required.

In January 2015 the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (ASU 2015-01). The amendments in ASU 2015-01 eliminate the GAAP concept of extraordinary items and no longer requires that transactions that met the criteria for classification as extraordinary items be separately classified and reported in the financial statements. ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands them to include items that are both unusual in nature and infrequently occurring. The Company adopted ASU 2015-01when it became effective in fiscal 2017 first quarter using the prospective method. The adoption of this guidance did not have any impact on the Company's consolidated financial statements or disclosures.

In August 2014 the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (ASU 2014-15). The amendments in ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 requires certain financial statement disclosures when there is "substantial doubt about the entity's ability to continue as a going concern" within one year after the date that the financial statements are issued (or available to be issued). The Company adopted ASU 2014-15 in the fiscal 2017 first quarter when it became effective. The adoption of this guidance did not have any impact on the Company's consolidated financial statements or disclosures.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in fiscal 2017 first quarter. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, cash flows, or disclosures for the period.

#15

New Accounting Standards Not Yet Adopted
In March 2016 the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, this guidance requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The guidance also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the guidance also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. ASU 2016-09 requires that the various amendments be adopted using different methods. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. In April 2016 FASB issued (ASU) No. 2016-10, "Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing" and in March 2016 FASB issued (ASU) No. 2016-08, "Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The effective date and transition requirements for these amendments to Topic 606 are same as ASU 2014-09. The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 and all subsequent amendments to Topic 606, will have on the Company’s consolidated financial position, results of operations, and disclosures.

#16

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K for the year ended January 31, 2016.

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, defense/aerospace, and situational awareness markets. The Company is comprised of three unique operating divisions, classified into reportable segments: Applied Technology, Engineered Films, and Aerostar. As strategic actions have changed the Company’s business over the last several years, Raven has remained committed to providing high-quality, high-value products. The Company’s performance reflects our ongoing adjustment to conditions and opportunities.

Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margins, operating income, operating margins, net income, and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets, and equity

•	Segment net sales, gross profit, gross margins, operating income, and operating margins

Vision and Strategy
At Raven, our purpose is to solve great challenges. Great challenges require great solutions. Raven’s three unique operating units share resources, ideas, and a passion to create technology that helps the world grow more food, produce more energy, protect the environment, and live safely.

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

The following discussion highlights the consolidated operating results for the three-month periods ended April 30, 2016 and 2015. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#17

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2016	April 30, 2015	% Change
Net sales	$68,360	$70,273	(2.7)%
Gross profit	19,676	20,359	(3.4)%
Gross margin	28.8%	29.0%
Operating income	$7,607	$7,214	5.4%
Operating margin	11.1%	10.3%
Net income attributable to Raven Industries, Inc.	$5,523	$4,855	13.8%
Diluted earnings per share	$0.15	$0.13

Operating cash flow	$11,104	$9,023	23.1%
Capital expenditures	$(791)	$(5,000)	(84.2)%
Cash dividends	$(4,701)	$(4,940)	(4.8)%
Common share repurchases	$(5,702)	$(3,044)	87.3%

(a)The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2017 first quarter, net sales were $68.4 million, down $1.9 million, or 2.7%, from $70.3 million in last year’s first quarter. The Company's operating income for the first quarter of fiscal 2017 was $7.6 million compared to operating income of $7.2 million in the first quarter of fiscal 2016. The net income for the first quarter of 2017 was $5.5 million, or $0.15 per diluted share, compared to net income of $4.9 million, or $0.13 per diluted share, in last year's first quarter.

Net sales for Applied Technology in the first quarter of fiscal 2017 were $31.5 million, down 2.9% compared to the first quarter of fiscal 2016. Sales to the aftermarket channel increased 5.7% compared to the prior year while the original equipment manufacturer (OEM) channel sales decreased 11.9% year-over-year. Geographically, domestic sales were down 16.3% year-over-year and international sales were up 26.3% year-over-year. Operating income was $8.7 million, essentially flat compared to the first quarter of fiscal 2016 as the impacts from lower sales volumes were virtually offset by the benefits of ongoing expense controls and the prior year restructuring.

In February 2016, the Applied Technology Division acquired an interest of approximately 5% in AgEagle Aerial Systems, Inc. (AgEagle). AgEagle is a privately held company that is a leading provider of unmanned aerial systems (UAS) used for agricultural applications. Contemporaneously with the execution of this agreement, AgEagle and the Company entered into a distribution agreement whereby the Company was appointed as the sole and exclusive distributor worldwide of the existing AgEagle system as it pertains to the agriculture market. This investment and distribution agreement will allow the Company to expand into the UAS market for agriculture, enhancing its existing product offerings to provide actionable data that customers can use to make important input decisions. The investment in AgEagle is more fully described in Note 5 Acquisitions of and Investments in Businesses and Technologies in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Engineered Films’ fiscal 2017 first quarter net sales were $29.1 million, a decrease of $2.2 million, or 7.1%, compared to the fiscal 2016 first quarter. The decline in sales was principally driven by lower sales into the energy and geomembrane markets. Energy markets deteriorated with active U.S. land-based rig counts declining approximately 55% year-over-year. Operating income for the first quarter of fiscal 2017 decreased 13.3% to $3.9 million as compared to $4.5 million for the prior year first quarter. The primary driver of the decrease was lower production volumes.

Net sales for Aerostar in the first quarter of fiscal 2017 were $7.9 million, up $1.3 million compared to the first quarter of fiscal 2016. This increase was driven primarily by growth in stratospheric balloon business. Operating loss in the first quarter of fiscal 2017 was $0.6 million compared to an operating loss of $0.9 million in the first quarter of last year. Benefits from the restructuring actions taken in the fourth quarter of last year, together with improved sales volumes, principally led to the reduction in operating loss year-over-year.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs, and improve yields for the global agriculture market.

#18

Applied Technology’s operations include operations of SBG Innovatie BV and its affiliate (collectively, SBG) based in the Netherlands.

	Three Months Ended
(dollars in thousands)	April 30, 2016	April 30, 2015	$ Change	% Change
Net sales	$31,456	$32,410	$(954)	(2.9)%
Gross profit	13,147	13,251	(104)	(0.8)%
Gross margin	41.8%	40.9%
Operating expenses	$4,454	$4,510	$(56)	(1.2)%
Operating expenses as % of sales	14.2%	13.9%
Operating income	$8,693	$8,741	$(48)	(0.5)%
Operating margin	27.6%	27.0%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Conditions in the agriculture market appear to be stabilizing, but the underlying market strength has been subdued, keeping pressure on Applied Technology through the first quarter of fiscal 2017. OEM demand remained challenging. In the aftermarket sales channel, new product introductions and enhanced sales force effectiveness led to increased sales versus the prior year.

•
Sales volume. First quarter fiscal 2017 net sales decreased 2.9% to $31.5 million compared to $32.4 million in the prior year first quarter. Sales in the aftermarket channel were up 5.7%, while OEM sales were down 11.9%.

•
International sales. For the three-month period, international sales totaled $11.2 million, up 26.3% from the prior year comparative period. International sales represented 35.7% of segment revenue compared to 27.4% of segment revenue in the comparative period. Higher sales in Europe and Canada were the main drivers of the increase. The sales increases in Europe reflect commercial synergies realized by the acquisition of SBG in fiscal 2015 as Applied Technology products are increasingly sold into this market.

•
Gross margin. Gross margin increased to 41.8% for the three months ended April 30, 2016 from 40.9% for the three months ended April 30, 2015. Lower manufacturing costs contributed to the higher margin.

•
Operating expenses. Fiscal 2017 first quarter operating expense as a percentage of net sales was 14.2%, up slightly from 13.9% in the prior year first quarter. Lower selling expense, the result of prior year restructuring actions in the fiscal 2016 first quarter, were not enough to offset lower sales volumes and increased research and development (R&D) spending.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

	Three Months Ended
(dollars in thousands)	April 30, 2016	April 30, 2015	$ Change	% Change
Net sales	$29,100	$31,321	$(2,221)	(7.1)%
Gross profit	5,384	6,278	(894)	(14.2)%
Gross margin	18.5%	20.0%
Operating expenses	$1,506	$1,807	$(301)	(16.7)%
Operating expenses as % of sales	5.2%	5.8%
Operating income	$3,878	$4,471	$(593)	(13.3)%
Operating margin	13.3%	14.3%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Challenging end-market conditions have persisted in the energy market for Engineered Films. Declines in oil prices resulted in a decrease of approximately 55% in land-based U.S. rig counts in first quarter fiscal 2017 compared to the prior year first quarter. The sustained decline resulted in decreasing demand for films in the energy market.

#19

•
Sales volume and selling prices. First quarter net sales were down 7.1% to $29.1 million compared to prior year first quarter net sales of $31.3 million. The decline in sales was driven primarily by sharp declines, approximately 61%, in energy market sales. These declines were partially offset by 29.3% sales growth in the industrial market. Sales volume and average selling prices for the fiscal first quarter were each down approximately 4% compared to the prior year period.

•
Gross margin. For the first quarter of fiscal 2017 gross margin was 18.5% which was down 1.5 percentage points from the 20.0% gross margin in the first quarter of fiscal 2016 driven principally by lower production volumes and spending on new production lines.

•
Operating expenses. First quarter operating expense was down $0.3 million, or 16.7%, due to continued focus on cost containment and benefits from the prior year restructuring actions. As a percentage of net sales, operating expense was 5.2% in the current three-month period as compared to 5.8% in the prior year comparative period.

Aerostar
Aerostar serves the defense/aerospace and situational awareness markets. Aerostar also provided significant contract manufacturing services in the past, but largely exited this business in fiscal 2016. Aerostar designs and manufactures proprietary products including stratospheric balloons, tethered aerostats, and radar processing systems for aerospace and situational awareness markets. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Through its Vista Research, Inc. (Vista) operations and a separate venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. and foreign governments.

	Three Months Ended
(dollars in thousands)	April 30, 2016	April 30, 2015	$ Change	% Change
Net sales	$7,895	$6,554	$1,341	20.5%
Gross profit	1,150	771	379	49.2%
Gross margin	14.6%	11.8%
Operating expenses	$1,771	$1,624	$147	9.1%
Operating expenses as % of sales	22.4%	24.8%
Operating (loss) income	$(621)	$(853)	$232	(27.2)%
Operating margin	(7.9)%	(13.0)%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Aerostar’s growth strategy emphasizes proprietary products and its focus is on proprietary technology including stratospheric balloons, advanced radar systems, and sales of aerostats in international markets. Certain of Aerostar's markets are subject to significant variability due to government spending. Uncertain demand in these markets continues in fiscal 2017. Aerostar continues to pursue substantial targeted international opportunities but the conflicts plaguing the Middle East North Africa region makes these opportunities and their timing less certain. Aerostar is pioneering new markets with leading-edge applications of its high-altitude balloons and remains in active collaboration with Google on Project Loon.

•
Sales volumes. Fiscal 2017 first quarter net sales were $7.9 million, up 20.5% from $6.6 million compared to the prior year first quarter. The increase was primarily the result of higher sales of stratospheric balloons. These sales were led by Project Loon, but Aerostar also generated sales from two new government customers, validating alternative uses of stratospheric balloons.

•	Gross margin. For the three-month period, gross margin increased 2.8 percentage points, compared to the prior year first quarter.

•
Operating expenses. First quarter operating expense was $1.8 million, or 22.4% of net sales, a decrease from 24.8% of net sales in the first quarter of fiscal 2016. The decrease was a result of the restructuring action taken in the fourth quarter of fiscal 2016 together with higher sales volumes.

#20

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2016	April 30, 2015
Administrative expenses	$4,338	$5,204
Administrative expenses as a % of sales	6.3%	7.4%
Other (expense), net	$(97)	$(44)
Effective tax rate	26.4%	32.2%

Administrative spending for the three-month periods ended April 30, 2016 was down $0.9 million as compared to the fiscal 2016 comparable period. This decrease reflects the Company's continued emphasis on cost control measures and the benefits of the prior year restructuring actions.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate decreased to 26.4% compared to 32.2% in the prior year. The decrease in the effective tax rate is primarily due to inclusion of an estimate of the fiscal 2017 R&D tax credit resulting from Congress enacting this credit into law permanently in the fourth quarter of fiscal 2016. No estimate of the R&D tax credit was included in the provision for income taxes at April 30, 2015. $268 of discrete tax benefits were also recorded in the current fiscal year.

OUTLOOK

At Raven our enduring success is built on our ability to balance the Company’s purpose and core values with necessary shifts in business strategy demanded by an ever-changing world.

For Applied Technology, the precision agricultural market remains subdued but appears to be stabilizing. With steady market conditions, new products are gaining traction and showing early success in growing market share position. The enhanced quality of Applied Technology’s product portfolio is expected to continue to improve OEM sales both domestically and internationally. Through fiscal 2017, Applied Technology will continue to expand OEM relationships and grow share in a down market and drive for growth by leveraging the new product portfolio and investing intently to drive international sales.

For Engineered Films, the decline in oil prices and drilling activities continues to negatively impact the energy market and the Company is expecting this to continue throughout fiscal 2017. Engineered Films is working to capitalize on its production capabilities to expand market share in the other markets. Sales in the construction and industrial markets were strong in the first quarter of fiscal 2017 and management is focused on building on this momentum and making meaningful progress during the year toward returning Engineered Films to growth. Engineered Films is focused on ramping up sales in the industrial market, leveraging its new production line, and driving strong performances in the agricultural and construction markets to increase sales volumes.

For Aerostar, the second half of the year is the seasonally-stronger half for proprietary products and the Company expects momentum to build throughout the year, but uncertainties remain. The pipeline of new business opportunities has improved significantly with the number of radar-related proposals increasing significantly versus the prior year. Aerostar must continue progress made towards improved financial performance. To sustain this progress, the division must establish a regular cadence of new business wins across product platforms. Resources are aligned to continue the progress, but Aerostar must be successful in turning these opportunities into revenue in order to achieve our expectations.

In addition to each division’s sales initiatives, the Company will remain vigilant on costs, drive down inventory levels, and generate additional value engineering benefits. Driving growth when end-market conditions are weak, while maintaining operational discipline, is the Company’s focus for the rest of the year. Given the performance in the first quarter, the Company is on track to deliver revenues and operating profit consistent with prior year revenue and adjusted operating profit with the potential to achieve modest growth in both for the full year.

Adjusted operating profit is a non-GAAP measure. On both a segment and consolidated basis, adjusted operating income excludes a goodwill impairment loss and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within Aerostar and all of which occurred in the fiscal 2016 third quarter. Such adjusted operating profit relates to fiscal 2016 results and is more fully described in Item 7. Management’s

#21

Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

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

Cash and cash equivalents totaled $32.8 million at April 30, 2016, a decrease of $1.0 million from $33.8 million at January 31, 2016. The comparable balance one year earlier was $47.5 million. The decrease from fiscal 2016 year-end was primarily driven by increased cash outflow for shares repurchased under the authorized $50.0 million share buyback plan. In the current quarter the Company repurchased approximately 0.4 million shares at an average price of $14.93 for a total of $5.7 million, but this impact was largely offset by free cash flow generation driven by lower net working capital requirements and reduction in capital spending.

At April 30, 2016 the Company held cash and cash equivalents of $2.6 million and in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $3.2 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.5 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 9 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2016 was $124.5 million.

Letters of credit (LOCs) totaling $0.6 million issued under a previous line of credit with Wells Fargo Bank, N.A. were outstanding at April 30, 2016. These LOCs, which primarily support self-insured workers' compensation bonding requirements, are being transitioned to the Credit Agreement. As such, LOCs totaling $1.1 million issued under each credit facility were outstanding at April 30, 2016, including $0.5 million of LOCs issued under the Credit Agreement. Until such time as the transition of the remaining LOCs is complete, any draws required under the Wells Fargo LOCs would be settled with available cash or borrowings under the Credit Agreement.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Operating cash flows are evaluated based on net working capital. Net working capital is defined as accounts receivable (net) plus inventories less accounts payable. Management evaluates net working capital levels through the computation of average days sales outstanding and inventory turnover. Average days sales outstanding is a measure of the Company's efficiency in enforcing its credit policy and managing credit terms. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries.

Cash provided by operating activities was $11.1 million for the first three months of fiscal 2017 compared with $9.0 million in the first three months of fiscal 2016. This increase is primarily the result of lower net working capital requirements in the three-month period ended April 30, 2016.

Accounts receivable levels have increased from $38.1 million at January 31, 2016 to $41.0 million at April 30, 2016. The trailing 12 months days sales outstanding was 57 days at April 30, 2016 and 55 days at April 30, 2015. This increase reflects the impact of conditions within Engineered Films’ energy market as the end-market strategy continues to impact accounts receivable, extending cash collections and increasing days sales outstanding. This ratio has been stable sequentially versus the fourth quarter of fiscal 2016.

Inventory levels have increased from $45.9 million at January 31, 2016 to $47.0 million at April 30, 2016. The Company's inventory turnover rate decreased from the prior year (trailing 12-month inventory turn of 3.7X at April 30, 2016 versus 4.5X at

#22

April 30, 2015) primarily due to higher average inventory levels at Aerostar and Engineered Films for a substantial part of the 12-month period.

Investing Activities
Cash used in investing activities decreased from $4.4 million in the first three months of fiscal 2016 to $1.4 million in the first three months of fiscal 2017. The prior year cash outflows included a higher level of capital expenditures. Capital expenditures totaled $0.8 million and $5.0 million in the first three months of fiscal 2017 and fiscal 2016, respectively. The fiscal 2016 spending primarily related to Engineered Films capacity expansion. Management anticipates fiscal 2017 capital spending to be approximately $9 million. There are no significant capacity expansions planned for Engineered Films and the other divisions are expected to maintain a disciplined approach to capital spending. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Cash outflow for purchases of investments in fiscal 2017 reflect the Company’s investment in AgEagle more fully described in Note 5 Acquisitions of and Investments in Businesses and Technologies in the Notes to the Consolidated Financial Statements of this Form 10-Q.

Cash inflow related to business acquisitions in fiscal 2016 relate to the Company receiving a $0.4 million settlement for the working capital adjustment to the Integra purchase price.

Financing Activities
Cash used in financing activities was $10.8 million for the three months ended April 30, 2016 compared to $9.0 million one year ago.

In the fiscal 2016 first quarter, the Company began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors. In fiscal 2017 first quarter, the Board of Directors authorized a $10.0 million increase, bringing the total authorized under the plan to $50.0 million. The Company repurchased $5.7 million and $3.0 million in shares in the three-month periods ended April 30, 2016 and 2015, respectively. All such share repurchases were paid at April 30, 2016. At April 30, 2015, $0.4 million of such share repurchases were unpaid.

Dividends per share were flat at 13.0 cents per share, while total cash outflows for dividends declined $0.2 million in the three-month period ended April 30, 2016 as compared to the prior year period due to the decrease in outstanding shares as a result of share repurchases made since the end of the prior year period.

During the three months ended April 30, 2016 and April 30, 2015, the Company made payments of $0.1 million and $0.6 million respectively, on acquisition-related contingent liabilities.

During the three months ended April 30, 2015, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement previously discussed. No borrowing or repayment occurred on the Credit Agreement during the first three months of fiscal 2017 or fiscal 2016.

Financing cash outflows in the first three months of fiscal 2017 and 2016 included employee taxes paid in relation to net settlement of restricted stock units that vested during the year.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Except as described above, there have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. There have been no material changes to the Company’s critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2016.

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

#23

information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

The Company performs impairment reviews of goodwill by reporting unit. At the end of fiscal 2016, the Company determined it had four reporting units: Engineered Films Division; Applied Technology Division; and two separate reporting units in the Aerostar Division, one of which was Vista and one of which was all other Aerostar operations (Aerostar excluding Vista).

During the first quarter of fiscal 2017, management implemented operations and reporting changes within Vista and Aerostar to further integrate the operations of Vista into Aerostar operations. Integration actions included leadership re-alignment, including selling and business development functions; re-deployment of employees across the division; and consolidation of administrative functions, among other actions. Based on the changes made, the Company has consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such as of April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division.

Based on the Company’s review of each of these three reporting unit’s operating results for the three-month period ended April 30, 2016, no triggering events were identified and no further impairment analysis was required under the applicable accounting guidance.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). Currently generally accepted accounting principles (GAAP) requires the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. To simplify presentation, ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The Company early adopted ASU 2015-17 in the fiscal 2017 first quarter using the prospective method. No current deferred tax assets or liabilities are recorded on the balance sheet. Since the Company adopted the guidance prospectively, the prior periods were not retrospectively adjusted.

In September 2015 the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments" (ASU 2015-16). The amendments in ASU 2015-16 apply to all entities that have reported provisional amounts for items in a business combination for which the accounting is incomplete by the end of the reporting period in which the combination occurs and, during the measurement period, have an adjustment to provisional amounts recognized. ASU 2015-16 requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted ASU 2015-16 when it became effective in the fiscal 2017 first quarter with no impact on its consolidated financial statements or results of operations.

In April 2015 the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (CCA)" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a CCA with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met the fees paid are accounted for as a prepaid service contract and expensed. The Company has historically accounted for all fees in a CCA as a prepaid service contract. The Company adopted ASU 2015-05 in first quarter fiscal 2017 when it became effective using the prospective method. The Company did not pay any fees in a CCA in the current period that met the criteria to be in scope of the internal-use software guidance and it had no impact on the consolidated financial statements, results of operations, or cash flows.

#24

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The Company adopted ASU 2015-02 when it became effective in first quarter fiscal 2017. The Company reevaluated all of it legal entities and one investment accounted for using the equity method during the first quarter. In addition, this guidance was applied to the evaluation of the Company's investment in Ag Eagle in first quarter fiscal 2017 further discussed in Note 5 Acquisitions of and Investments in Businesses and Technologies of this Form 10-Q. Under ASU 2015-02 neither of these equity method investments qualify for consolidation. The adoption of this guidance had no impact on the legal entities consolidated or the Company's consolidated financial position, results of operations, or cash flows. No prior period retrospective adjustments were required.

In January 2015 the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (ASU 2015-01). The amendments in ASU 2015-01 eliminate the GAAP concept of extraordinary items and no longer requires that transactions that met the criteria for classification as extraordinary items be separately classified and reported in the financial statements. ASU 2015-01 retains the presentation and disclosure guidance for items that are unusual in nature or occur infrequently and expands them to include items that are both unusual in nature and infrequently occurring. The Company adopted ASU 2015-01when it became effective in fiscal 2017 first quarter using the prospective method. The adoption of this guidance did not have any impact on the Company's consolidated financial statements or disclosures.

In August 2014 the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" (ASU 2014-15). The amendments in ASU 2014-15 require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. ASU 2014-15 requires certain financial statement disclosures when there is "substantial doubt about the entity's ability to continue as a going concern" within one year after the date that the financial statements are issued (or available to be issued). The Company adopted ASU 2014-15 in the fiscal 2017 first quarter when it became effective. The adoption of this guidance did not have any impact on the Company's consolidated financial statements or disclosures.

In addition to the accounting pronouncements adopted and described above, the Company adopted various other accounting pronouncements that became effective in fiscal 2017 first quarter. None of this guidance had a significant impact on the Company's consolidated financial statements, results of operations, cash flows, or disclosures for the period.

New Accounting Standards Not Yet Adopted
In March 2016 the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, this guidance requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The guidance also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the guidance also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. ASU 2016-09 requires that the various amendments be adopted using different methods. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

#25

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. In April 2016 FASB issued (ASU) No. 2016-10, "Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing" and in March 2016 FASB issued (ASU) No. 2016-08, "Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The effective date and transition requirements for these amendments to Topic 606 are same as ASU 2014-09. The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 and all subsequent amendments to Topic 606, will have on the Company’s consolidated financial position, results of operations, and disclosures.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and energy; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2016 under Item 1A. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements are made. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

#26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of April 30, 2016. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

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

As of April 30, 2016, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date.

Based on their evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of April 30, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage or would be immaterial. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position, or cash flows.

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2016, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and

#27

uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company's Board of Directors (Board) authorized a $40,000 stock buyback program. Effective March 21, 2016 the Board authorized an extension and increase of this stock buyback program. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached. This authorization remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

The Company made purchases of its own equity securities during the first quarter of 2017 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
February 1 to February 29, 2016	—	$—	$—
March 1 to March 31, 2016	245,770	14.63	3,596,413
April 1 to April 30, 2016	136,295	15.45	2,106,435
Total as of and for the fiscal quarter ended April 30, 2016	382,065	$14.93	$5,702,848	$14,959,331

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

28

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 27, 2016

#29