Form 10-Q/A
period 2015-10-31
RAVEN INDUSTRIES INC
filed 2017-02-02
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☐ Yes ☑ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this Amendment) amends the Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2015 originally filed with the Securities and Exchange Commission (SEC) on December 4, 2015 (the Original Filing) by Raven Industries, Inc. (the Company).

Restatement
As further discussed in Note 2 to our unaudited consolidated financial statements in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q/A, subsequent to the issuance of the Original Filing, we and our Audit Committee concluded that we should restate our previously issued consolidated financial statements to correct for errors related to (i) the impairment of goodwill, finite-lived intangibles, and other long-lived assets related to our Vista reporting unit; (ii) the fair value of acquisition-related contingent consideration; and (iii) income tax accounting. In connection with the restatement, the Company also recorded adjustments for certain other errors which management has concluded are immaterial. These corrections will also result in a restatement of our consolidated financial statements for the year ended January 31, 2016 and of our unaudited consolidated financial statements for the quarter ended April 30, 2016. We will file an amended Form 10-K and amended Form 10-Q to address these corrections.

Disclosure Controls and Procedures
Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2015. As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting which existed at that date. For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to address the material weaknesses, see Part 1, Item 4. "Controls and Procedures" of this Amended Quarterly Report on form 10-Q/A.

Amendment
Accordingly, the purpose of this Amendment is to (i) restate our previously issued unaudited consolidated financial statements and related disclosures in Part I, Item 1. "Financial Statements" for the three and nine months ended October 31, 2015 as well as related disclosures in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," to reflect the correction of the errors described above and which were described in the Company’s Form 8-K filed with the SEC on November 23, 2016, and (ii) to amend and restate in its entirety Part I, Item 4. "Controls and Procedures" of the Original Filing to reflect the conclusions by the Company’s management that internal control over financial reporting and disclosure controls and procedures were not effective as of October 31, 2015 due to the identification of the material weaknesses which resulted in the errors described above and which were described in the Company’s Form 8-K filed with the SEC on November 23, 2016.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above and to enhance disclosures in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," to be consistent with the enhanced disclosures included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

The Company will also file an amendment to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016, originally filed with the SEC on March 29, 2016, to restate the Company's previously issued audited consolidated financial statements for the fiscal year ended January 31, 2016 to correct the errors referenced above. The Company will restate management's report on internal control over financial reporting and its evaluation of disclosure controls and procedures (to be included in its amended Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016) and will receive an adverse opinion on internal control over financial reporting as of January 31, 2016 from its independent registered public accounting firm, PricewaterhouseCoopers LLP. With respect to its Form 10-Q for the quarterly period ended April 30, 2016, the Company will also restate its previously issued unaudited consolidated financial statements as well as Part I, Item 4. "Controls and Procedures."

References in this Amendment to Raven Industries, Inc., the Company, "we", "our" or "us" refer to Raven Industries, Inc. and its wholly-owned and consolidated subsidiaries, net of a noncontrolling interest recorded for the noncontrolling investor's interests in the net assets of a 75% owned business venture.

Items Amended in this Filing
For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

In accordance with the applicable SEC rules, this Amendment includes new certifications required by Rule 12a-14 under the Securities Exchange Act of 1934, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	October 31, 2015 (As Restated)	January 31, 2015	October 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$32,287	$51,949	$66,358
Short-term investments	250	250	250
Accounts receivable, net	39,293	56,576	54,533
Inventories	48,636	55,152	51,800
Deferred income taxes	3,296	3,958	3,299
Other current assets	2,915	3,094	2,881
Total current assets	126,677	170,979	179,121

Property, plant and equipment, net	117,206	117,513	100,369
Goodwill	40,712	52,148	25,234
Amortizable intangible assets, net	13,327	18,490	9,005
Other assets	3,859	3,743	3,734
TOTAL ASSETS	$301,781	$362,873	$317,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,160	$11,545	$11,614
Accrued liabilities	11,597	19,187	16,922
Customer advances	907	1,111	1,540
Total current liabilities	19,664	31,843	30,076

Other liabilities	14,511	25,793	20,432

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,006; 66,947; and 65,400, respectively	67,006	66,947	65,400
Paid-in capital	53,919	53,237	14,579
Retained earnings	232,315	244,180	242,973
Accumulated other comprehensive loss	(3,026)	(5,849)	(2,693)
Treasury stock at cost, 30,500; 28,897; and 28,897 shares, respectively	(82,700)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	267,514	305,153	266,897
Noncontrolling interest	92	84	58
Total shareholders' equity	267,606	305,237	266,955
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$301,781	$362,873	$317,463

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per-share data)	October 31, 2015 (As Restated)	October 31, 2014	October 31, 2015 (As Restated)	October 31, 2014
Net sales	$67,611	$91,292	$205,402	$288,287
Cost of sales	50,639	66,953	150,213	206,524
Gross profit	16,972	24,339	55,189	81,763

Research and development expenses	4,005	4,318	10,757	13,675
Selling, general, and administrative expenses	7,480	9,862	25,302	30,701
Goodwill impairment loss	11,497	—	11,497	—
Long-lived asset impairment loss	3,813	—	3,813	—
Operating (loss) income	(9,823)	10,159	3,820	37,387

Other (expense), net	(123)	(72)	(433)	(210)
(Loss) income before income taxes	(9,946)	10,087	3,387	37,177

Income taxes (benefit) provision	(3,780)	3,290	471	11,599
Net (loss) income	(6,166)	6,797	2,916	25,578

Net income attributable to the noncontrolling interest	22	14	58	38

Net (loss) income attributable to Raven Industries, Inc.	$(6,188)	$6,783	$2,858	$25,540

Net (loss) income per common share:
─ Basic	$(0.17)	$0.19	$0.08	$0.70
─ Diluted	$(0.17)	$0.18	$0.08	$0.70

Cash dividends paid per common share	$0.13	$0.13	$0.39	$0.37

Comprehensive income:
Net (loss) income	$(6,166)	$6,797	$2,916	$25,578

Other comprehensive income (loss), net of tax:
Foreign currency translation	2	(463)	(172)	(588)
Postretirement benefits, net of income tax benefit of $1,606, $14, $1,572, and $40, respectively	2,794	24	2,995	74
Other comprehensive income (loss), net of tax	2,796	(439)	2,823	(514)

Comprehensive (loss) income	(3,370)	6,358	5,739	25,064

Comprehensive income attributable to noncontrolling interest	22	14	58	38

Comprehensive (loss) income attributable to Raven Industries, Inc.	$(3,392)	$6,344	$5,681	$25,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2014	$65,318	$10,556	28,897	$(53,362)	$231,029	$(2,179)	$251,362	$100	$251,462
Net income	—	—	—	—	25,540	—	25,540	38	25,578
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(588)	(588)	—	(588)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $40	—	—	—	—	—	74	74	—	74
Cash dividends ($0.37 per share)	—	104	—	—	(13,596)	—	(13,492)	—	(13,492)
Dividends of less than wholly-owned subsidiary attributable to non-controlling interest	—	—	—	—	—	—	—	(80)	(80)
Director shares issued	18	(18)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	64	510	—	—	—	—	574	—	574
Share-based compensation	—	3,336	—	—	—	—	3,336	—	3,336
Tax benefit from exercise of stock options	—	91	—	—	—	—	91	—	91
Balance October 31, 2014	$65,400	$14,579	28,897	$(53,362)	$242,973	$(2,693)	$266,897	$58	$266,955

Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	2,858	—	2,858	58	2,916
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(172)	(172)	—	(172)
Change in postretirement benefits due to plan amendments after tax benefit of $1,591	—	—	—	—	—	2,770	2,770	—	2,770
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($19)	—	—	—	—	—	225	225	—	225
Cash dividends ($0.39 per share)	—	125	—	—	(14,723)	—	(14,598)	—	(14,598)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(50)	(50)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	1,603	(29,338)	—	—	(29,338)	—	(29,338)
Share-based compensation	—	1,826	—	—	—	—	1,826	—	1,826
Income tax impact related to share-based compensation	—	(690)	—	—	—	—	(690)	—	(690)
Balance October 31, 2015 (As Restated)	$67,006	$53,919	30,500	$(82,700)	$232,315	$(3,026)	$267,514	$92	$267,606

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#7

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in thousands)	October 31, 2015 (As Restated)	October 31, 2014
OPERATING ACTIVITIES:
Net income	$2,916	$25,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,201	12,538
Change in fair value of acquisition-related contingent consideration	(1,720)	514
Goodwill impairment loss	11,497	—
Long-lived asset impairment loss	3,813	—
Loss from equity investment	126	138
Deferred income taxes	(6,685)	(2,420)
Share-based compensation expense	1,826	3,336
Change in operating assets and liabilities:
Accounts receivable	16,144	2,108
Inventories	4,820	2,768
Other assets	228	(555)
Operating liabilities	(12,580)	1,623
Other operating activities, net	1,595	67
Net cash provided by operating activities	35,181	45,695

INVESTING ACTIVITIES:
Capital expenditures	(10,771)	(12,797)
Proceeds (payments) related to business acquisitions	351	(4,711)
Proceeds from sales of short-term investments	—	250
Purchase of short-term investments	—	(250)
Proceeds from sale of assets	1,960	—
Other investing activities	(506)	(604)
Net cash used in investing activities	(8,966)	(18,112)

FINANCING ACTIVITIES:
Dividends paid	(14,648)	(13,572)
Payments for common shares repurchased	(29,338)	—
Payments of acquisition-related debt	—	(648)
Payments of acquisition-related contingent liability	(773)	(491)
Debt issuance costs paid	(548)	—
Restricted stock units vested and issued	(458)	—
Employee stock option exercises net of tax benefit	(85)	665
Other financing activities, net	(15)	—
Net cash used in financing activities	(45,865)	(14,046)

Effect of exchange rate changes on cash	(12)	(166)

Net (decrease) increase in cash and cash equivalents	(19,662)	13,371
Cash and cash equivalents at beginning of year	51,949	52,987
Cash and cash equivalents at end of period	$32,287	$66,358

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#8

(Dollars in thousands, except per-share amounts)

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

(2) RESTATEMENT OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Management has identified certain financial statement errors as further described below.

Vista
In conjunction with the identification of the material weakness in internal controls related to the Company’s accounting for goodwill and long-lived assets, including finite-lived assets, the Company reassessed the impairment analysis of the Vista reporting unit that had been performed during the quarter ended October 31, 2015. Based on that reassessment, the Company concluded that there were errors in certain forecast assumptions and in the determination of the unit of account for long-lived asset impairment testing which resulted in a $3,813 understatement of impairment charges related to certain long-lived assets that should have been recorded in the quarter ended October 31, 2015. The Company has corrected this error by recording an impairment charge of $3,813, reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment adjustment, $3,259 was related to amortizable intangible assets related to radar technology, radar customers, and patents and $554 was related to property, plant, and equipment.

The Company also determined that the forecast assumption errors resulted in an understatement of the amount of goodwill impairment originally recognized in the quarter ended October 31, 2015 and that the tax-deductible goodwill of the Vista reporting unit should have been fully impaired as of that date. The Company has corrected this error by recording an additional goodwill impairment charge of $4,084 in the quarter ended October 31, 2015.

In connection with the acquisition of Vista in 2012, the Company entered into an agreement to make annual payments based upon percentages of specific revenue streams for seven years after the acquisition date. In connection with the errors in the forecast assumptions noted above, the Company determined that there was also an error in determining the fair value of the acquisition-related contingent consideration liability in the quarter ended October 31, 2015. The Company has corrected this error by recording a reduction in "Accrued liabilities" (acquisition-related contingent consideration) of $44, "Other liabilities" (acquisition-related contingent consideration) of $746, and "Cost of sales" of $790 for the quarter ended October 31, 2015.

#9

(Dollars in thousands, except per-share amounts)

As a result of the material weakness in internal controls related to the Company’s monitoring of inventory existence, the Company identified a net $12 understatement of the carrying value of inventory as of October 31, 2015. The Company corrected the error by increasing inventory and reducing "Cost of sales" for the quarter ended October 31, 2015.

Other
The financial statements are also being adjusted to correct the income tax benefit for the impact of the goodwill, intangibles and acquisition-related contingent consideration liability error corrections noted above, as well as to correct for other tax accounting errors. The aggregate impact of tax accounting errors resulted in a $2,489 increase of "Income tax (benefit) provision", a reduction of "Accrued liabilities" (income tax payable) of $265, a reduction of "Other Liabilities" (deferred income taxes) of $1,460, a reduction of "Other liabilities" (uncertain tax positions) of $340, and a $423 reduction of "Paid-in capital" for the quarter ended October 31, 2015.

The effects of the restatement on the Company's unaudited consolidated balance sheets as of October 31, 2015 are as follows (in thousands):

	October 31, 2015
Consolidated Balance Sheets (unaudited):	As Previously Reported	Restatement Adjustments	As Restated
Inventories	$48,624	$12	$48,636
Total current assets	126,665	12	126,677
Property, plant and equipment, net	117,760	(554)	117,206
Goodwill	44,796	(4,084)	40,712
Amortizable intangible assets, net	16,586	(3,259)	13,327
Total assets	309,666	(7,885)	301,781
Accrued liabilities	11,906	(309)	11,597
Total current liabilities	19,973	(309)	19,664
Other liabilities	17,057	(2,546)	14,511
Paid-in capital	54,342	(423)	53,919
Retained earnings	236,922	(4,607)	232,315
Total Raven Industries, Inc. shareholders' equity	272,544	(5,030)	267,514
Total shareholders' equity	272,636	(5,030)	267,606
Total liabilities and shareholders' equity	309,666	(7,885)	301,781

#10

(Dollars in thousands, except per-share amounts)

The effects of the restatement on the Company's unaudited consolidated statements of income and comprehensive income for the three and nine months ended October 31, 2015 are as follows (in thousands):

	Three Months Ended October 31, 2015			Nine Months Ended October 31, 2015
Consolidated Statements of Income and Comprehensive Income (unaudited):	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$51,440	$(801)	$50,639	$151,014	$(801)	$150,213
Gross profit	16,171	801	16,972	54,388	801	55,189
Goodwill impairment loss	7,413	4,084	11,497	7,413	4,084	11,497
Long-lived asset impairment loss	—	3,813	3,813	—	3,813	3,813
Operating (loss) income	(2,727)	(7,096)	(9,823)	10,916	(7,096)	3,820
(Loss) income before income taxes	(2,850)	(7,096)	(9,946)	10,483	(7,096)	3,387
Income taxes (benefit) provision	(1,291)	(2,489)	(3,780)	2,960	(2,489)	471
Net (loss) income	(1,559)	(4,607)	(6,166)	7,523	(4,607)	2,916
Net (loss) income attributable to Raven Industries, Inc.	(1,581)	(4,607)	(6,188)	7,465	(4,607)	2,858
Net (loss) income per common share:
─ Basic	(0.04)	(0.13)	(0.17)	0.20	(0.12)	0.08
─ Diluted	(0.04)	(0.13)	(0.17)	0.20	(0.12)	0.08
Comprehensive income (loss)	1,237	(4,607)	(3,370)	10,346	(4,607)	5,739
Comprehensive income attributable to Raven Industries, Inc.	1,215	(4,607)	(3,392)	10,288	(4,607)	5,681

The effects of the restatement on the Company's consolidated statements of shareholders' equity as of and for the nine months ended October 31, 2015 are as follows (in thousands):

	Nine Months Ended October 31, 2015
Consolidated Statements of Shareholders' Equity (unaudited):	As Previously Reported	Restatement Adjustments	As Restated
Net income	7,523	(4,607)	2,916
Income tax impact related to share-based compensation	(267)	(423)	(690)
Total shareholders' equity as of October 31, 2015	272,636	(5,030)	267,606

The effects of the restatement on the Net Cash provided by operating activities of the Company's unaudited consolidated statements of cash flows for the nine months ended October 31, 2015 are as follows (in thousands):

	Nine Months Ended October 31, 2015
Consolidated Statements of Cash Flows (unaudited):	As Previously Reported	Restatement Adjustments	As Restated
Net income	$7,523	$(4,607)	$2,916
Change in fair value of acquisition-related contingent consideration	(930)	(790)	(1,720)
Goodwill impairment loss	7,413	4,084	11,497
Long-lived asset impairment loss	—	3,813	3,813
Deferred income taxes	(4,765)	(1,920)	(6,685)
Change in inventories	4,832	(12)	4,820
Operating liabilities	(12,012)	(568)	(12,580)
Net cash provided by operating activities	35,181	—	35,181

There were no impacts to Net cash used in investing activities or Net cash used in financing activities within our consolidated statement of cash flows nor was there an impact on the Net (decrease) increase in cash and cash equivalents resulting from restatement.

The impacts of the restatements have been reflected throughout these unaudited financial statements, including the applicable footnotes, as appropriate.

#11

(Dollars in thousands, except per-share amounts)

As the Company has been unable to timely file its Quarterly Reports on Form 10-Q for the three and six months ended July 31, 2016 and the three and nine months ended October 31, 2016, the Company is currently non-compliant with NASDAQ Listing Rule 5250(c)(1). In addition, the Company has requested and received covenant waivers from its lenders related to its credit agreement due to its late filing of financial statement information during fiscal 2017.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As described in Note 1 Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company assesses the recoverability of long-lived and intangible assets using fair value measurement techniques annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows used in determining the fair value of the assets. The cash flows used for this analysis are similar to those used in the goodwill impairment assessment discussed further below.

As also described in Note 1 Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015, the Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).
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

In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division. In addition to the Company making a change in the executive leadership of the Vista reporting unit during the quarter, financial expectations for sales and operating income of the reporting unit were lowered due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities, one of which was expected to be awarded during the current quarter. While Vista has been in the process of negotiating a large international contract, the contract did not materialize in the fiscal 2016 third quarter as expected. The likelihood of being awarded this or other such contracts in the next twelve months is now lower than it was in the second quarter. The Company continues to pursue these international opportunities, but the timing of any contract award is less certain. As a result of a delay in being awarded this large international contract, the Company lowered its financial forecast for the business. As a result of these factors, the Company performed a Step 1 impairment analysis using fair value techniques as of October 31, 2015 for both long-lived assets and goodwill.

As described in Note 7 Goodwill and Long-lived Asset Impairment Loss and Other Charges, the Company concluded that the Vista goodwill balance was fully impaired and that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets, were impaired as of October 31, 2015.
Although the profitability of the Company’s other two reporting units, Aerostar (all operations other than Vista) and Applied Technology, has been down as compared to the prior year, the Company identified no triggering events requiring a Step 1 goodwill impairment analysis or long-lived asset impairment test for either of these reporting units. The Company will conduct its planned annual assessment of goodwill for impairment in the fourth quarter.

#12

(Dollars in thousands, except per-share amounts)

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

(4) NET (LOSS) INCOME PER SHARE

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
The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015 (As Restated)	October 31, 2014	October 31, 2015 (As Restated)	October 31, 2014
Anti-dilutive options and restricted stock units	1,216,318	846,205	1,150,227	574,631

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2015 (As Restated)	October 31, 2014	October 31, 2015 (As Restated)	October 31, 2014
Numerator:
Net (loss) income attributable to Raven Industries, Inc.	$(6,188)	$6,783	$2,858	$25,540

Denominator:
Weighted average common shares outstanding	36,785,140	36,499,018	37,481,675	36,462,441
Weighted average stock units outstanding	92,470	68,721	84,597	69,616
Denominator for basic calculation	36,877,610	36,567,739	37,566,272	36,532,057

Weighted average common shares outstanding	36,785,140	36,499,018	37,481,675	36,462,441
Weighted average stock units outstanding	92,470	68,721	84,597	69,616
Dilutive impact of stock options and restricted stock units	—	165,504	47,773	188,713
Denominator for diluted calculation	36,877,610	36,733,243	37,614,045	36,720,770

Net (loss) income per share - basic	$(0.17)	$0.19	$0.08	$0.70
Net (loss) income per share - diluted	$(0.17)	$0.18	$0.08	$0.70

#13

(Dollars in thousands, except per-share amounts)

(5) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2015 (As Restated)	January 31, 2015	October 31, 2014
Accounts receivable, net:
Trade accounts	$40,062	$56,895	$54,889
Allowance for doubtful accounts	(769)	(319)	(356)
	$39,293	$56,576	$54,533
Inventories:
Finished goods	$5,211	$8,127	$7,981
In process	2,157	1,317	2,063
Materials	41,268	45,708	41,756
	$48,636	$55,152	$51,800
Other current assets:
Insurance policy benefit	$728	$733	$517
Federal tax receivable	—	713	—
Receivable from sale of business	420	—	—
Prepaid expenses and other	1,767	1,648	2,364
	$2,915	$3,094	$2,881
Property, plant and equipment, net:
Held for use:
Land	$2,974	$3,246	$2,077
Buildings and improvements	76,775	78,140	69,353
Machinery and equipment	138,921	131,766	124,057
Accumulated depreciation	(102,263)	(96,545)	(95,118)
Accumulated impairment losses	(554)	—	—
	$115,853	$116,607	$100,369
Held for sale:
Land	$324	$11	$—
Buildings and improvements	2,597	1,522	—
Machinery and equipment	639	—	—
Accumulated depreciation	(2,207)	(627)	—
	1,353	906	—
	$117,206	$117,513	$100,369
Other assets, net:
Investment in affiliate	$2,720	$3,217	$3,175
Other, net	1,139	526	559
	$3,859	$3,743	$3,734
Accrued liabilities:
Salaries and related	$1,177	$4,063	$1,875
Benefits	3,925	5,001	5,778
Insurance obligations	1,852	1,590	1,426
Warranties	1,639	3,120	2,456
Income taxes	748	536	1,140
Other taxes	977	1,240	1,052
Acquisition-related contingent consideration	448	1,375	1,191
Other	831	2,262	2,004
	$11,597	$19,187	$16,922
Other liabilities:
Postretirement benefits	$7,898	$11,812	$8,264
Acquisition-related contingent consideration	1,483	3,631	3,587
Deferred income taxes	2,205	7,091	1,406
Uncertain tax positions	2,925	3,259	7,175
	$14,511	$25,793	$20,432

#14

(Dollars in thousands, except per-share amounts)

(6) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

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

As a result of the triggering event described in Note 3 Summary of Significant Accounting Policies, the Company performed a Step 1 and Step 2 impairment analysis for the Vista reporting unit. The result of the Step 2 analysis is more fully described in Note 7 Goodwill and Long-lived Asset Impairment Loss and Other Charges. The Company evaluated the fair value of the remaining assets and liabilities including acquisition related contingent consideration. This analysis included reduction of $2,273 in the fair value of this contingent consideration which was recognized in "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income for the three- and nine-month periods ended October 31, 2015. At October 31, 2015 the fair value of this contingent consideration was $550, of which $76 was classified in "Accrued liabilities" and $474 as "Other liabilities" in the Consolidated Balance Sheets. At October 31, 2014 the fair value of this contingent consideration was $2,841, of which $539 was classified as "Accrued liabilities" and $2,302 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $585 and $454 in the nine-month periods ended October 31, 2015 and 2014, respectively. The Company made no earn-out payments in the three-month periods ended October 31, 2015 or 2014, respectively.

(7) GOODWILL AND LONG-LIVED ASSET IMPAIRMENT LOSS AND OTHER CHARGES

Pre-contract Deferred Cost Write-offs
From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common with Vista's business pursuits. As described in Note 3 Summary of Significant Accounting Policies, Vista has been pursuing international opportunities and was in the process of negotiating a large international contract that did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. While the Company continues to pursue international opportunities, it is not likely that major contracts will be successfully executed within the next twelve months as previously expected. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2,933, (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015) for the write-off of these pre-contract costs. This charge is recorded in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income.
Goodwill Impairment Loss
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities, one of which was expected to be awarded during the quarter. In addition, the Company made a change in the executive leadership of

#15

(Dollars in thousands, except per-share amounts)

the reporting unit during the quarter. The Step 1 impairment analysis was completed using fair value techniques as of October 31, 2015. In determining the estimated fair value of the Vista reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates, the October 31, 2015 analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value. The carrying value exceeded the estimated fair value by $13,986, or 63.6%.
Pursuant to the applicable accounting guidance, the Company performed a Step 2 impairment analysis. In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the reporting unit. Based on this Step 2 impairment analysis, the resulting implied fair value of the Vista goodwill was determined to have no value compared to the carrying value recorded for the reporting unit, $11,497. This $11,497 shortfall was recorded in the current quarter as an impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statements of Income and Comprehensive Income.
There were no goodwill impairment losses reported in the three- or nine-month periods ended October 31, 2014 nor were there any accumulated goodwill impairment losses prior to October 31, 2015. Goodwill gross and net of accumulated impairment losses at October 31, 2015 was $52,209 and $40,712, respectively. Goodwill gross and net of accumulated impairment losses at October 31, 2014 was $25,234.
The changes in the carrying amount of goodwill by reporting unit are shown below:

	Applied Technology	Engineered Films	Aerostar (exc. Vista)	Vista	Total
Balance at January 31, 2015	$12,550	$27,312	$789	$11,497	$52,148
Purchase price adjustment to acquired goodwill(a)	—	206	—	—	206
Goodwill disposed from sale of business	(69)	—	—	—	(69)
Goodwill impairment loss (as restated)	—	—	—	(11,497)	(11,497)
Foreign currency translation adjustment	(76)	—	—	—	(76)
Balance at October 31, 2015 (as restated)	$12,405	$27,518	$789	$—	$40,712
(a) Working capital adjustment and final deferred tax adjustment for Integra acquisition (see Note 6 Acquisitions of and Investments in Businesses and Technologies).

Long-lived Intangibles Impairment Loss
Pursuant to the applicable accounting guidance, the Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other groups of assets) are one level below the Vista reporting unit. For Vista, these levels were determined to be an asset group identified for the client private business (CP) and a second group for radar products and services (Radar). While these groups have financial dependence on each other and enable the other to operate in their respective markets of focus, there is little strategic or business interdependence. The two groups have few shared resources, assets or facilities, and long-lived assets are readily identifiable for each asset group. Based on the reassessment of the forecasts of cash flows and these asset groups, the Company concluded that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets, were impaired as of October 31, 2015.

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a Step 1 test was performed for each asset group. The undiscounted cash flows for the CP asset group exceeded the carrying value of the long-lived assets and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets.

In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting implied fair value of the Radar asset group long-lived assets was $103 compared to the carrying value of $3,916 for the asset group. The shortfall of $3,813 was recorded in the current quarter as an impairment charge to operating income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment of $3,813, $3,154 was related to amortizable intangible assets related to radar technology and radar customers, $554 was related to property, plant, and equipment, and $105 was related to patents.

There were no long-lived intangible impairment losses reported in the three- or nine-month periods ended October 31, 2014 nor were there any accumulated long-lived intangible impairment losses prior to October 31, 2015.

#16

(Dollars in thousands, except per-share amounts)

(8) EMPLOYEE POSTRETIREMENT BENEFITS

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

#17

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

(9) WARRANTIES

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

(10) FINANCING ARRANGEMENTS

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

There were no borrowings under either credit agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q/A.

(11) CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that the ultimate outcome of these matters is not expected to be significant to the Company’s results of operations, financial position, or cash flows.

#18

(Dollars in thousands, except per-share amounts)

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, tax-exempt captive insurance premiums, and tax benefits on qualified production activities. The Company’s effective tax rates for the nine-month periods ended October 31, 2015 and 2014 were 13.9% and 31.2%, respectively. The 17.3 percentage point decrease in the fiscal 2016 effective rate is primarily due to the relationship between significantly lower pretax income in fiscal 2016 than fiscal 2015 and relatively large permanent tax benefits in fiscal 2016.

As of October 31, 2015, undistributed earnings of approximately $1,720 of the Canadian subsidiary were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $270 net of foreign tax credits.

(13) RESTRUCTURING COSTS

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

The Company incurred restructuring costs for severance benefits of $588 in the nine-month period ended October 31, 2015. This restructuring plan was completed during fiscal 2016 second quarter so no costs were incurred related to this restructuring plan in the three-month period ended October 31, 2015 and there were no unpaid costs at October 31, 2015. The Company reported $407 of this expense in "Cost of sales" and the remaining $181 in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income. Substantially all of these restructuring costs related to the Applied Technology Division. The Company incurred no restructuring costs in the three- or nine-month periods ended October 31, 2014.

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

Vista incurred restructuring costs for severance benefits of $73 in the three- and nine-month periods ended October 31, 2015. The restructuring plan was implemented late in third quarter so virtually all of these costs were unpaid at October 31, 2015. The Company reported $58 of this expense in "Cost of sales" and the remaining $15 in "Research and development expenses" in the Consolidated Statements of Income and Comprehensive Income. In addition to these restructuring costs, Vista incurred a goodwill impairment loss, a long-lived asset impairment loss, and a write-off of some deferred pre-contract costs. These one-time charges are further described in Note 7 Goodwill and Long-lived Asset Impairment Loss and Other Charges. Vista incurred no restructuring costs in the three- or nine-month periods ended October 31, 2014.

(14) DIVIDENDS AND TREASURY STOCK

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

#19

(Dollars in thousands, except per-share amounts)

(15) SHARE-BASED COMPENSATION

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

#20

(Dollars in thousands, except per-share amounts)

(16) SEGMENT REPORTING

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

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2015 (As Restated)	October 31, 2014	October 31, 2015 (As Restated)	October 31, 2014
Net sales
Applied Technology Division	$21,344	$33,161	$74,165	$115,696
Engineered Films Division	36,919	41,249	104,029	125,755
Aerostar Division	9,456	19,257	27,338	56,179
Intersegment eliminations (a)	(108)	(2,375)	(130)	(9,343)
Consolidated net sales	$67,611	$91,292	$205,402	$288,287

Operating income (loss)
Applied Technology Division (b)	$3,299	$6,447	$16,081	$31,132
Engineered Films Division	6,145	5,486	15,981	17,165
Aerostar Division (c)	(15,474)	3,027	(15,013)	4,666
Intersegment eliminations (a)	9	134	93	114
Total reportable segment income	(6,021)	15,094	17,142	53,077
Administrative and general expenses	(3,802)	(4,935)	(13,322)	(15,690)
Consolidated operating (loss) income	$(9,823)	$10,159	$3,820	$37,387
(a) Fiscal 2016 intersegment sales were primarily sales from Engineered Films to Aerostar. Fiscal 2015 intersegment sales were comprised primarily of contract manufacturing sales from Aerostar to Applied Technology.
(b) Includes gains of $611 for the nine-month period ended October 31, 2015 on disposal of assets related to the exit of contract manufacturing operations.
(c) The three- and nine-month periods ended October 31, 2015 include pre-contract cost write-offs of $2,933 (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015), a goodwill impairment loss of $11,497, a long-lived asset impairment loss of $3,813, and a reduction of $2,273 of an acquisition-related contingent liability for Vista as a result of changes in expected sales and cash flows.

(17) NEW ACCOUNTING STANDARDS

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

#21

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

#22

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

#23

impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial position, results of operations, and disclosures.

#24

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited consolidated financial statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q/A and the Company's Annual Report on Form 10-K for the year ended January 31, 2015.

RESTATEMENT OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment No. 1 to Form 10-Q (this Amendment), amends and restates the Company’s unaudited consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three and nine months ended October 31, 2015 to reflect the correction of certain errors discussed in Note 2 Restatement of the Unaudited Consolidated Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements.

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

As described in the Notes to the Financial Statements of this Amendment, four significant one-time charges were recorded in the Aerostar Division in the fiscal 2016 third quarter. To allow evaluation of operating income and net income for the Company’s core business, the Company used two additional measures. The additional measurements are:

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

#25

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

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2015 (As Restated)	October 31, 2014	% Change	October 31, 2015 (As Restated)	October 31, 2014	% Change
Net sales	$67,611	$91,292	(25.9)%	$205,402	$288,287	(28.8)%
Gross profit	16,972	24,339	(30.3)%	55,189	81,763	(32.5)%
Gross margins(a)	25.1%	26.7%		26.9%	28.4%
Operating (loss) income	$(9,823)	$10,159	(196.7)%	$3,820	$37,387	(89.8)%
Operating margins	(14.5)%	11.1%		1.9%	13.0%
Net (loss) income attributable to Raven Industries, Inc.	$(6,188)	$6,783	(191.2)%	$2,858	$25,540	(88.8)%
Diluted earnings per share	$(0.17)	$0.18		$0.08	$0.70

Consolidated net sales excluding contract manufacturing sales (b)	$66,981	$85,121	(21.3)%	$201,142	$269,653	(25.4)%

Adjusted net income attributable to Raven Industries, Inc. (b)	$4,089	$6,783	(39.7)%	$13,135	$25,540	(48.6)%

Adjusted operating income (b)	$6,147	$10,159	(39.5)%	$19,790	$37,387	(47.1)%

Operating cash flow				$35,181	$45,695	(23.0)%
Capital expenditures				$(10,771)	$(12,797)	(15.8)%
Cash dividends				$(14,648)	$(13,572)	7.9%
(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

(b) Non-GAAP measure reconciled to GAAP in the following tables.

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

The following table reconciles the reported operating (loss) income to adjusted operating income, a non-GAAP financial measure. On both a consolidated and segment basis, adjusted operating income excludes the goodwill impairment loss, long-lived asset impairment loss, pre-contract cost write-offs, and an acquisition-related contingent consideration benefit, all of which relate to the Vista Research, Inc. business within the Aerostar Division.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2015 (As Restated)	October 31, 2014	% Change	October 31, 2015 (As Restated)	October 31, 2014	% Change
Aerostar
Reported operating (loss) income	$(15,474)	$3,027	(611.2)%	$(15,013)	$4,666	(421.8)%
Plus:
Goodwill impairment loss	11,497	—		11,497	—
Long-lived asset impairment loss	3,813	—		3,813	—
Pre-contract costs written off (a)	2,933	—		2,933	—
Less:
Acquisition-related contingent liability benefit	2,273	—		2,273	—
Aerostar adjusted operating income	$496	$3,027	(83.6)%	$957	$4,666	(79.5)%
Aerostar adjusted operating income % of net sales	5.2%	15.7%		3.5%	8.3%

Consolidated Raven
Reported operating (loss) income	$(9,823)	10,159	(196.7)%	$3,820	37,387	(89.8)%
Plus:
Goodwill impairment loss	11,497	—		11,497	—
Long-lived asset impairment loss	3,813	—		3,813	—
Pre-contract costs written off (a)	2,933	—		2,933	—
Less:
Acquisition-related contingent liability benefit	2,273	—		2,273	—
Consolidated adjusted operating income	$6,147	$10,159	(39.5)%	$19,790	$37,387	(47.1)%
Consolidated adjusted operating income % of net sales	9.1%	11.1%		9.6%	13.0%

(a) The $2,933 pre-contract costs written off is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015.

The following table reconciles the reported net (loss) income to adjusted net income, a non-GAAP financial measure. Adjusted net income excludes the goodwill impairment loss, long-lived asset impairment loss, pre-contract cost write-offs, an acquisition-

#27

related contingent consideration benefit, and the income tax effect of these items, all of which relate to the Vista Research, Inc. business within the Aerostar Division.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2015 (As Restated)	October 31, 2014	% Change	October 31, 2015 (As Restated)	October 31, 2014	% Change
Consolidated Raven
Reported net (loss) income attributable to Raven Industries	$(6,188)	$6,783	(191.2)%	$2,858	$25,540	(88.8)%
Plus:
Goodwill impairment	11,497	—		11,497	—
Long-lived asset impairment loss	3,813	—		3,813	—
Deferred cost charge	2,933	—		2,933	—
Less:
Acquisition earn-out benefit	2,273	—		2,273	—
Net tax benefit	5,693	—		5,693	—
Adjusted net income attributable to Raven Industries	$4,089	$6,783	(39.7)%	$13,135	$25,540	(48.6)%

Adjusted net income per common share:
-basic	$0.11	$0.19	(42.1)%	$0.35	$0.70	(50.0)%
-diluted	$0.11	$0.18	(38.9)%	$0.35	$0.70	(50.0)%

(a) The $2,933 pre-contract costs written off is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015.

For the fiscal 2016 third quarter, net sales were $67.6 million, down $23.7 million, or 25.9%, from $91.3 million in the comparative period. The Company's operating loss for the third quarter of fiscal 2016 was $9.8 million versus operating income of $10.2 million in the third quarter of fiscal 2015. This year’s third quarter results include a goodwill impairment charge of $11.5 million, long-lived asset impairment charge of $3.8 million, deferred pre-contract cost write-offs of $2.9 million (of which $2.1 million was related to amounts deferred in prior periods), and a benefit of $2.3 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability), all of which are related to the Company’s Vista business. Excluding these specific Vista items, adjusted operating income for the third quarter was $6.1 million, down $4.0 million, or 39.5%, compared to the third quarter of last year. The decline in adjusted operating income was principally due to lower sales volumes in all three divisions, partially offset by lower corporate spending. Consistent with the first half of the year, depressed market conditions within the agriculture and energy markets have continued to heavily impact the sales developments of both Applied Technology and Engineered Films. Vista’s lack of radar sales led to sales declines in Aerostar. In the third quarter of fiscal 2016, net sales excluding contract manufacturing sales decreased $18.1 million, or 21.3%, to $67.0 million as compared to $85.1 million in the prior year third quarter. The net loss for the third quarter of 2016 was $6.2 million, or $0.17 per diluted share, compared to net income of $6.8 million, or $0.18 per diluted share, in last year's third quarter. Excluding the goodwill impairment, long-lived asset impairment, pre-contract cost write-offs, and earn-out reduction benefit related to Vista, adjusted net income attributable to Raven for the third quarter of 2016 was $4.1 million, or $0.11 per diluted share.

For the nine-month period, net sales were $205.4 million compared to $288.3 million, down 28.8% from one year earlier. The Company’s year-to-date operating income was $3.8 million, down 89.8% from the prior year period. Like the third quarter results, the fiscal 2016 year-to-date results were heavily impacted by the Vista goodwill and long-lived asset impairments and write-off of deferred pre-contract costs, partially offset by the reduction of the earn-out liability, all of which are related to the Company’s Vista business. Excluding these specific Vista items, adjusted operating income for the nine-month period was $19.8 million, down $17.6 million, or 47.1%, compared to the nine-month period of last year. The decline in adjusted operating income was principally impacted by weakness in Applied Technology and Engineered Films due to weak end-market demand conditions and in Aerostar the planned exit of contract manufacturing business and lower sales of proprietary products. For the nine-month period, net sales excluding contract manufacturing sales decreased $68.5 million, or 25.4%, to $201.1 million as compared to $269.7 million in the prior year. For the same period, adjusted net income attributable to Raven was $13.1 million, or $0.35 per diluted share, down from $25.5 million, or $0.70 per diluted share, in fiscal 2015.

Engineered Films’ fiscal 2016 third quarter net sales were $36.9 million, a decrease of $4.3 million, or 10.5%, compared to the fiscal 2015 third quarter. Fiscal 2016 year-to-date net sales decreased $21.7 million, or 17.3%, to $104.0 million as compared to the prior year. The decline in sales in both periods was primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year, partially offset by the benefit to sales due to the acquisition of Integra

#28

Plastics, Inc. (Integra) in November 2015. The Company does not specifically model comparative market share position for any of its operating divisions, but based on customer feedback and evaluation of publicly-available financial information on competitors, we do not believe that revenue trends have been the result of material loss of market share.

The acquisition of Integra improved the Company’s ability to meet customer’s complex conversion needs and leverage a more direct sales channel into the energy market. However, significant and sustained declines in energy market demand have resulted in declining sales to this market. With oil prices at levels not seen since 2003 and energy markets down approximately 80 to 85% year-over-year, rig counts and well-completion rates continue to fall, driving down demand for Engineered Films’ energy market products. Data available from Baker Hughes, a worldwide oil field service company, shows land-based rig counts for the Permian Basin, the division’s primary market for its energy products, are down approximately 60% year-over-year as of October 31, 2015 and well-completion rates are also down. The operations of Integra were fully integrated into Engineered Films’ operations in early fiscal 2016 and, as a result, separate quantification of its impact to net sales is not determinable.

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

Applied Technology's fiscal 2016 third quarter net sales were $21.3 million, a decrease of $11.8 million, or 35.6%, compared to the fiscal 2015 third quarter. Fiscal 2016 net sales for the nine-month period decreased $41.5 million, or 35.9%, to $74.2 million from $115.7 million. These declines in sales were driven by a significant contraction in end-market demand. The Company believes that its market share in the United Sates has been largely sustained, but that international market share has declined, particularly in Latin America. Year-over-year sales to original equipment manufacturer (OEM) and aftermarket customers declined by 41.1% and 25.9%, respectively, for the three months ended October 31, 2015 and 44.2% and 24.5%, respectively, for the first nine months of fiscal 2016.

End-market demand conditions seemed to stabilize during the fiscal 2016 third quarter, and the velocity of sequential sales declines appeared to have eased from levels earlier in the year when corn prices were at 8-year lows. Such macro-level market conditions impact both grower sentiments and the actions of our strategic OEM partners. While OEMs continue to initiate longer planned plant shutdowns based on these economic conditions, the Company’s persistent stream of new agricultural technology continues to make Raven an attractive technology partner for OEMs serving agriculture. The Company’s new product introductions, if successful, can help to partially offset some of the end-market demand weakness.

Applied Technology’s operating income decreased 48.8% and 48.3%, respectively, for the third quarter and year-to-date fiscal 2016 as compared to the fiscal 2015 comparable periods. These declines in operating income were primarily due to lower volume, partially offset by savings from cost reduction actions beginning in March 2015.

Aerostar's fiscal 2016 third quarter net sales were $9.5 million, a decrease of $9.8 million, or 50.9%, compared to the fiscal 2015 third quarter. This decrease was due to the shift away from Aerostar’s contract manufacturing business and the timing of contract awards anticipated for Vista. Fiscal 2016 year-to-date net sales were $27.3 million compared to $56.2 million, down $28.8 million. In addition to the shift away from Aerostar's contract manufacturing business and the timing of contract awards anticipated for Vista, lower sales of stratospheric balloons contributed to the year-to-date decline in sales for the division. Excluding contract manufacturing sales, Aerostar's net sales for third quarter fiscal 2016 were down $3.6 million, or 28.9%, to $8.8 million as compared to $12.4 million in the prior year. On a year-to-date basis, Aerostar’s net sales excluding contract manufacturing sales decreased 29.1%, or $9.7 million, to $23.6 million in fiscal 2015.

Aerostar reported an operating loss of $15.5 million in the third quarter of fiscal 2016 compared to operating income of $3.0 million in the prior third quarter. The operating loss is primarily due to a goodwill impairment charge of $11.5 million, long-lived asset impairment charges of $3.8 million, deferred pre-contract cost write-offs of $2.9 million (of which $2.1 million was related to amounts deferred in prior periods), partially offset by a benefit of $2.3 million as a result of a reduction of an acquisition-related contingent liability (earn-out liability), all of which are related to the Vista business. Excluding these specific items, adjusted Aerostar operating income was $0.5 million for the fiscal 2016 third quarter compared to operating income of $3.0 million in the prior third quarter. For the nine months ended October 31, 2015, adjusted operating income was $1.0 million, or 79.5% below the prior year-to-date operating income of $4.7 million. The decline of adjusted operating income in both periods was primarily due to the lower sales volume of proprietary products, particularly sales declines at Vista.

#29

From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that it is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common with Vista’s business pursuits. Pre-contract costs are evaluated for recoverability periodically. Vista has been pursuing international opportunities and was in the process of negotiating a large international contract. The contract did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits become less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. This charge is recorded in “Cost of Sales” in the Consolidated Statements of Income and Comprehensive Income.

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

#30

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

#31

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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2015 (As Restated)	October 31, 2014	$ Change	% Change	October 31, 2015 (As Restated)	October 31, 2014	$ Change	% Change
Net sales	$9,456	$19,257	$(9,801)	(50.9)%	$27,338	$56,179	$(28,841)	(51.3)%
Gross profit	1,949	4,517	(2,568)	(56.9)%	5,763	10,700	(4,937)	(46.1)%
Gross margins	20.6%	23.5%			21.1%	19.0%
Operating expenses	$2,113	$1,490	$623	41.8%	$5,466	$6,034	$(568)	(9.4)%
Operating expenses as % of sales	22.3%	7.7%			20.0%	10.7%
Goodwill impairment loss	$11,497	$—	$11,497		$11,497	$—	$11,497
Long-lived asset impairment loss	$3,813	$—	$3,813		$3,813	$—	$3,813
Operating (loss) income	(15,474)	3,027	(18,501)	(611.2)%	(15,013)	4,666	(19,679)	(421.8)%
Operating margins	(163.6)%	15.7%			(54.9)%	8.3%

Aerostar net sales, excluding contract manufacturing sales	$8,826	$12,416	$(3,590)	(28.9)%	23,624	33,304	$(9,680)	(29.1)%

Aerostar adjusted operating income	$496	$3,027	$(2,531)	(83.6)%	$957	$4,666	$(3,709)	(79.5)%

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

#32

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

•
Gross margins. For the three-month period gross margin decreased 2.9 percentage points and for the nine-month period, gross margin increased 2.1 percentage points, compared to the prior year periods. Fiscal 2016 third quarter margins reflect other charges of $0.6 million. Vista has been pursuing international opportunities and was in the process of negotiating a large international contract that did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2.9 million for the write-off of these pre-contract costs. Partially offsetting this impairment charge, Vista recorded a benefit of $2.3 million to reflect a reduction in acquisition-related contingent liabilities due to lower expected payouts.

•
Goodwill impairment loss. Aerostar recorded a goodwill impairment loss of $11.5 million for the three- and nine-month periods ended October 31, 2015 compared to no impairment in the fiscal 2015 comparable periods. The goodwill impairment charge was recorded on the Vista reporting unit. This impairment loss is described more fully in Note 7 Goodwill and Long-lived Asset Impairment Loss and Other Charges to the Consolidated Financial Statements in Part 1 of this Amendment and the Critical Accounting Estimates in Item 2. of this Amendment.

•
Long-lived assets impairment loss. Aerostar recorded an impairment loss on long-lived assets of $3.8 million for the three-and nine-month periods ended October 31, 2015 compared to no impairment in the fiscal 2015 comparable periods. This impairment loss was recorded on the Vista reporting unit and is described more fully in Note 7 Goodwill And Long-lived Asset Impairment Loss and Other Charges to the Consolidated Financial Statements in Part 1 of this Amendment and the Critical Accounting Estimates in Item 2. of this Amendment.

•
Operating expenses. Third quarter operating expense was $2.1 million, or 22.3% of net sales, an increase from 7.7% of net sales in the third quarter of fiscal 2015. Year-to-date operating expense as a percentage of net sales was 20.0%, up from 10.7% in the prior year period. The increase in both fiscal 2016 periods is due to strategic R&D spending on radar and stratospheric technologies over lower sales. Operating expenses for the fiscal 2016 year-to-date includes a loss of $0.1 million on the sale of the Huron, South Dakota facility.

•
Aerostar adjusted operating income. Excluding the unusual items discussed above, the fiscal 2016 third quarter operating income was $0.5 million compared to $3.0 million in the prior year third quarter. Year-to-date fiscal 2016 adjusted operating income was $1.0 million, down from $4.7 million in the comparative fiscal 2015 period. These operating income declines were driven primarily by the significant declines in sales from the comparative periods.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2015 (As Restated)	October 31, 2014	October 31, 2015 (As Restated)	October 31, 2014
Administrative expenses	$3,802	$4,935	$13,322	$15,690
Administrative expenses as a % of sales	5.6%	5.4%	6.5%	5.4%
Other (expense), net	$(123)	$(72)	$(433)	$(210)
Effective tax rate	38.0%	32.6%	13.9%	31.2%

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

The Company's year-to-date effective tax rate decreased to 13.9% compared to 31.2% in the prior year. The 17.3 percentage point decrease in fiscal 2016 effective rate is primarily due to the relationship between significantly lower pretax income in fiscal 2016 than fiscal 2015 and relatively large permanent tax benefits in fiscal 2016.

#33

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

For Aerostar, with lower expectations as to the timing and likelihood of completing certain international pursuits and a challenging comparison for Vista in the fourth quarter as a result of last year’s strong radar sales levels, the division’s fiscal 2016 fourth quarter is likely to be similar to the just-ended third quarter. Aerostar continues to develop new opportunities and make progress on key strategic programs relating to both stratospheric balloon and radar opportunities. Management continues to see growth opportunity for the Vista business and will continue pursuit of international opportunities on a more measured basis. This approach will likely push-out the development of sizable Vista business pursuits over a period of time. Following the third quarter restructuring activities in Vista, management will focus on managing expenses as the year’s challenges persist. At the same time, management expects to drive key initiatives such as continuing the design and manufacturing improvements of the stratospheric balloon product line in Aerostar.

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

#34

The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of this Form 10-Q/A, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings against the Credit Agreement in the fiscal quarter ended October 31, 2015 or outstanding balance under the Credit Agreement at October 31, 2015.

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

#35

Financing cash outflows in the first nine months of fiscal 2016 included employee taxes paid in relation to net settlement of restricted stock units (RSUs) that vested during the year. No RSUs vested during the nine months ended October 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Except as described above and in Note 6 Acquisitions of and Investments in Businesses and Technologies along with Note 8 Employee Post Retirement Benefits of the Notes to Consolidated Financial Statements in Part 1 of this amended Quarterly Report on Form 10-Q/A, there have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2015.
As a result of the amendment of the postretirement benefit plan, the undiscounted accumulated postretirement benefit obligation of the plan decreased approximately $10.2 million. As a result of the lower revenue expectations for Vista, expected earn-out payments related to the acquisition of Vista decreased approximately $3.9 million. In a transaction separate from the Vista acquisition, the Company agreed to fund a revenue-based bonus pool, not to exceed $15.0 million, which is being accrued (using the same earn-out percentages as the acquisition-related contingent liability) when the revenue stream is recorded. Accordingly, the expected payout of this obligation also decreased $3.9 million. The table below shows the updated amounts for these obligations at October 31, 2015.

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Postretirement benefits	$19,270	$209	$703	$712	$17,646
Acquisition-related contingent payments -Vista(a) (as restated)	1,366	158	462	746	—
(a) Excludes future earn-out payments for SBG of $1,978 included in January 31, 2015 acquisition-related contingent payments as these did not materially change.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company’s critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2015.

Long-lived and Intangible Assets and Goodwill
The Company assesses the recoverability of long-lived and intangible assets using fair value measurement techniques annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows used in determining the fair value of the assets. The cash flows used for this analysis are similar to those used in the goodwill impairment assessment discussed further below.

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
The Company has the option to perform a qualitative impairment assessment based on relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount, the book value of net assets. Certain events and circumstances reviewed are financial outlooks, industry and economic conditions, cost inputs, overall financial performance, and other relevant entity-specific events. If events and circumstances indicate the fair value of a reporting unit or asset group is more likely than not greater than the book value of its net assets, then no further impairment testing is needed. If events and circumstances indicate the fair value of a reporting unit or asset group is less than its corresponding book value, or the Company does not elect to do the qualitative assessment, then the Company performs step one of the requisite impairment analysis.

#36

Goodwill
In step one of the goodwill impairment analysis (Step 1), the fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in working capital, and the appropriate discount rate.
In developing the discounted cash flow analysis, assumptions about the revenue growth rate, operating profit margin percentage, capital expenditures, and changes in working capital are based on our annual operating plan and long-term business plan for each of the Company’s reporting units.
Discount rate assumptions for each reporting unit are the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics and take into consideration management’s assessment of risks inherent in the future cash flows of the respective reporting unit. One of the metrics considered by the Company in its selection of a discount rate is the relevant small company size premium appropriate to the reporting unit for which the valuation is being assessed. Generally, the lower the revenues associated with a reporting unit, the higher the small company premium and the higher the discount rate for that reporting unit. With other factors such as the optimal capital structure assumed for the reporting unit, this may result in a different discount rate assumption for each reporting unit being evaluated.
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
During the first nine months of fiscal 2016, as discussed below, the Company determined that there were triggering events with respect to the Engineered Films reporting unit in the second quarter and the Vista reporting unit in the third quarter, each of which resulted in goodwill impairment tests. The goodwill impairment test with respect to Vista resulted in an impairment of goodwill.
Long-lived and Intangible Assets
In step one of the long-lived and intangible asset impairment analysis (Step 1), the book value of the asset is compared to the undiscounted cash flows supporting the value of the asset. Projecting undiscounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in working capital and allocations of certain costs.

In developing the undiscounted cash flow analysis, assumptions about the revenue growth rate, operating profit margin percentage, capital expenditures, and changes in working capital are based on our annual operating plan, long-term strategic plan, and, as appropriate, reflect market participant assumptions if such amounts might differ from the Company-specific assumptions for each of the Company’s reporting units. In addition, certain reporting unit costs which are not specific to an asset group are allocated between asset groups to estimate undiscounted cash flows at the asset group level.

If the estimated undiscounted cash flows for the asset group exceed the book value of the asset, there is no impairment. If the estimated undiscounted cash flows for the asset group are below the book value of the asset, an impairment loss is possible and a more refined measurement of the impairment loss would take place. This is the second step of the long-lived and intangible asset impairment testing (Step 2) in which management compares the discounted value of the cash flows of the asset group to the book value of the asset. The difference between the book value of the asset and the present value of the discounted cash flows supporting the asset group determines the amount of the asset impairment. The discount rate for the Step 2 analysis is derived in a similar manner as the discount rate used for goodwill impairment testing. The valuation methodologies in both steps of long-lived and intangible asset impairment testing use significant estimates and assumptions. Management evaluates the merits of each significant assumption and the overall basket of assumptions used to determine the fair value of the asset.

Engineered Films Reporting Unit
In the fiscal 2016 second quarter the Company determined that a triggering event occurred for its Engineered Films reporting unit and asset group primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year. As a result of these changes in circumstances indicating that these assets might be impaired, the Company concluded that interim Step 1 goodwill and long-lived asset impairment assessments for the Engineered Films reporting unit and asset group were necessary.

#37

The Company performed the Step 1 long-lived impairment test. The Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that re largely independent of other assets) are at the Engineered Films reporting unit level. Using the sum of the undiscounted cash flows associated with the asset group, the Step 1 test was performed for the asset group. The undiscounted cash flows for the Engineered Films reporting unit exceeded carrying value of the long-lived assets by more than $100 million and no Step 2 analysis was deemed to be necessary based on the recoverability of the long-lived assets.

The most significant assumptions used to determine the undiscounted cash flows of the Engineered Films reporting unit include: revenue growth rate (including assumptions regarding economic conditions, particularly those related to the energy markets served by the division), operating profit margin percentage, and capital expenditures (particularly those impacting changes in capacity). These assumptions are consistent with the assumptions used in determining the fair value of the Engineered Films reporting unit, which is described below.

With respect to goodwill, the Company compared the carrying value of the Engineered Films reporting unit, including goodwill, to its estimated fair value. In calculating the estimated fair value, the Company used the income approach. The Company performed a Step 1 goodwill impairment analysis using fair value techniques on the Engineered Films reporting unit as a result of changes in market conditions indicating that goodwill might be impaired. The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the net book value of the assets of the reporting unit. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50 million. Therefore, no Step 2 analysis was done.

The most significant assumptions used to determine the fair value of the Engineered Films reporting unit include: revenue growth rate (including assumptions regarding economic conditions, particularly those related to the energy markets served by the division), operating profit margin percentage, capital expenditures (particularly those impacting changes in capacity), and the discount rate.

For the Step 1 goodwill analysis performed in the second quarter, ten-year revenue expectations were built using a bottom-up approach for each market served focusing primarily on current product pipelines and new product developments, customer changes, market conditions and drivers, and production capacity. Regarding the revenue growth assumptions, energy market revenues were of particular focus due to current weak end-market demand. The Company estimated the energy market would achieve a modest rebound in demand relative to historical highs during the middle of the 10-year forecast. The resulting compound annual growth rate for net sales for the first 5 years (fiscal 2016-2020) of the forecast was approximately 6% while the compound annual growth rate (CAGR) for net sales for years 6 through 10 (fiscal 2021-2025) of the forecast was approximately 5%. The 4-year historical CAGR was approximately 11% from fiscal 2011 through fiscal 2015 on an organic basis (excluding the impact of the Integra acquisition in the fourth quarter of fiscal 2015). The perpetual growth factor selected was 3.0%, in line with average long-term GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average revenue growth rate over the 10-year forecast period (and the terminal growth rate in perpetuity) would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $7 million.

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
Capital expenditures are a significant input to the valuation of the Engineered Films reporting unit because of a recurring pattern of maintenance spending and spending for capacity increases. Typically, new capacity expansion occurs every three to four years. As a result of the Integra acquisition and the completion of a production line in fiscal 2016 at a cost of approximately $12 million, Engineered Films currently has excess capacity and will continue to have excess capacity for some time. Historical capital expenditures from fiscal 2011 through fiscal 2015 were approximately $46 million. The average annual capital expenditure amount used in the fair value model for the Engineered Films reporting unit was $7.0 million for the next ten years. Using capital expenditures to illustrate the sensitivity on this estimated fair value, each additional $1.0 million in average capital expenditures over the forecast period would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $2 million.
The discount rate used in the determination of the fair value was 13.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would have reduced the second quarter estimated fair value of the Engineered Films reporting unit by approximately $10 million.

#38

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

Although the profitability of the Company’s other two reporting units, Aerostar (all operations other than Vista) and Applied Technology, has been down as compared to the prior year, the Company identified no triggering events requiring a Step 1 goodwill impairment analysis for either of these reporting units. Further, the fiscal 2015 fourth quarter calculated fair value of each of these reporting units significantly exceeded the carrying value of its net assets. The Company will conduct its planned annual assessment of goodwill for impairment in the fourth quarter.

Vista Reporting Unit
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities. Despite the Company having a pre-authorization letter from the prime contractor and being in negotiations on a large international contract through the fiscal 2016 second quarter, the contract did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and the likelihood of completing certain international pursuits became less certain. In addition, the Company made a change in the executive leadership of the reporting unit in the third quarter. As a result of these factors, the Company performed a Step 1 long-lived asset and Step 1 goodwill impairment analysis using fair value techniques as of October 31, 2015.

The Company also concluded that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets were impaired as of October 31, 2015.

In the assessment, management evaluated the asset groups for completion of Step 1 of the long-lived asset impairment analysis. Pursuant to the applicable accounting guidance, the Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other groups of assets) are one level below the Vista reporting unit. For Vista, these levels were determined to be an asset group identified for the client private business (CP) and a second asset group associated with radar products and services (Radar). These groups have little strategic or business interdependence, have minor shared resources, assets or facilities, and long-lived assets are readily identifiable for each asset group.

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a Step 1 test was performed for each asset group. The undiscounted cash flows for the CP asset group exceeded the carrying value of the long-lived assets and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets.

In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting implied fair value of the Radar asset group long-lived assets was $0.1 million compared to the carrying value of $3.9 million for the asset group. The shortfall of $3.8 million was recorded in the current quarter as an impairment charge to operating income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment of $3.8 million, $3.2 million was related to amortizable intangible assets related to radar technology and radar customers, $0.5 million was related to property, plant, and equipment, and $0.1 million was related to patents.

The most significant assumptions used to determine the undiscounted cash flows of the Vista reporting unit include: Revenue growth rate (particularly those related to being successful in being awarded large, international contracts and the timing thereof), and operating profit margin percentage. These assumptions are consistent with the assumptions used in determining the fair value of the Vista reporting unit, which is described below.
Subsequent to the impairment determination for long-lived assets, the Company compared the carrying value of the reporting unit, including goodwill, to its estimated fair value. In calculating the estimated fair value, the Company used the income approach. The income approach is a valuation technique under which the Company estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, the Company projected revenues and applied projected gross margins and operating expense ratios to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the Company’s

#39

estimated weighted average cost of capital derived using both known and estimated customary market metrics. The estimated fair value was also compared to comparable market information for reasonableness.

The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. The analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value by $14.0 million, or 64%. Based on these results, a Step 2 impairment analysis was performed. The fair value determined was allocated to the assets and liabilities of the reporting unit. Based on the Step 2 impairment analysis, the Company determined that the $11.5 million goodwill balance was fully impaired as of October 31, 2015.
The Company completed a Step 2 analysis by allocating the enterprise value calculated in Step 1 to the fair value of the remaining assets and liabilities as of October 31, 2015. The Company also evaluated the fair value of the remaining assets and liabilities including acquisition-related contingent consideration, or contingent earn-out liability, based on the revised forecast. This liability is more fully described in Note 6 Acquisitions of and Investments in Businesses and Technologies. The reduction in Vista's estimated future discounted cash flows resulted in a reduction in the liability and a benefit of $2.3 million recorded in “Cost of sales” in the Consolidated Statement of Income and Comprehensive Income.

In the Step 2 impairment analysis, the fair value was allocated to the remaining assets and liabilities of the reporting unit. The focus of the Step 2 analysis was the fair valuation of the intangible assets, which include existing technology, customer relationships, and non-compete agreements. The resulting implied fair value of the Vista goodwill was $0.0 compared to the carrying value recorded for the reporting unit, $11.5 million. This $11.5 million shortfall was recorded in the current quarter as an impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statement of Income and Comprehensive Income. This goodwill impairment loss is described further in Note 7 Goodwill and Long-lived Asset Impairment Loss and Other Charges of the Notes to the Consolidated Financial Statements of this Form 10-Q/A.
The most significant assumptions used to determine the fair value of the Vista reporting unit include: Revenue growth rate (particularly those related to being successful in being awarded large, international contracts and the timing thereof), operating profit margin percentage, and the discount rate.
For the third quarter testing, ten-year revenue expectations were built using a bottom-up approach for each of Vista’s markets of focus. A key driver of growth for Vista was the timing and magnitude of larger international contract awards and new CP business related to stratospheric projects. The resulting CAGR for net sales for the first 5 years (fiscal 2016-2020) of the forecast was approximately (11%) while the CAGR for net sales for years 6 through 10 (fiscal 2021-2025) of the forecast was approximately 5%. The 2-year historical CAGR since we acquired this business was approximately 31%, but contract wins did not materialize resulting in a lower CAGR for the forecast. The perpetual growth factor selected was 3.0%, in line with long-term average GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average revenue growth rate over the 10-year forecast period (and the terminal growth rate in perpetuity) would have reduced the estimated fair value of the Vista reporting unit by approximately $400 thousand.
Operating profit margin assumptions for the forecast period for fiscal years 2017 - 2025 averaged approximately 10% of sales. This compares to an average operating profit margin of approximately 8% of sales during fiscal years 2013-2015. The expansion in operating profit margin during the forecast period is driven primarily by anticipated restructuring savings as a result of lowering the cost structure of the business for the lower revenue forecast. Using the operating profit margin to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would have reduced the estimated fair value of the Vista reporting unit by approximately $400 thousand.
The discount rate used in the determination of the fair value was 15.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would have reduced the estimated fair value of the Vista reporting unit by approximately $350 thousand.

ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted
In April 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-04, "Compensation—Retirement Benefits (Topic 715) Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets" (ASU 2015-04). The amendments in ASU 2015-04 allow a reporting entity that may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other postretirement benefit plan at other than a month-end to measure defined benefit plan assets and obligations using the month-end date that is closest to the date of event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement in accordance with existing requirements) that is triggering the remeasurement. In addition, if a contribution or significant event occurs between the month-

#40

end date used to measure defined benefit plan assets and obligations and an entity’s fiscal year-end, the entity should adjust the measurement of defined benefit plan assets and obligations to reflect the effects of those contributions or significant events. However, an entity should not adjust the measurement of defined benefit plan assets and obligations for other events that occur between the month-end measurement and the entity’s fiscal year-end that are not caused by the entity (for example, changes in market prices or interest rates). This practical expedient for the measurement date also applies to significant events that trigger a remeasurement in an interim period. An entity electing the practical expedient for the measurement date is required to disclose the accounting policy election and the date used to measure defined benefit plan assets and obligations in accordance with the amendments in ASU 2015-04. ASU 2015-04 is effective for fiscal years beginning after December 15, 2015. The Company may adopt the standard prospectively. Early adoption is permitted. In the fiscal 2016 first quarter the Company elected to early adopt ASU 2015-04 and apply it on a prospective basis. The Company's plan that provides postretirement medical and other benefits was amended on August 25, 2015. As a result of this plan amendment, the Company elected the practical expedient pursuant to this guidance and a valuation was completed using an August 31, 2015 measurement date.

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

#41

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

#42

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

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q/A are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and energy; or changes in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K for the fiscal year ended January 31, 2015 under Item 1A. or described herein under Item 1A. of Part II. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements are made. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

#43

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In connection with filing of the Original Form 10-Q on December 4, 2015, our CEO and CFO concluded that, as of the end of the period covered by the report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the Original Form 10-Q filed on December 4, 2015, our CEO and CFO re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 31, 2015 due to the material weaknesses in internal control over financial reporting which existed at that date.

Notwithstanding the existence of the material weaknesses described below, management has concluded that the restated unaudited consolidated financial statements included in this Amendment No. 1 to the Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented herein in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has identified the following control deficiencies which existed as of October 31, 2015 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures as of that date:

●	The Company’s controls relating to the response to the risks of material misstatement were not effectively designed. This material weakness contributed to the following additional material weaknesses.
●
The Company’s controls over the accounting for goodwill and long-lived assets, including finite-lived intangible assets, were not effectively designed and maintained, specifically, the controls related to the identification of the proper unit of account as well as the development and review of assumptions used in interim and annual impairment tests. This control deficiency resulted in the restatement of the Company’s financial statements for the three- and nine-month periods ended October 31, 2015.

●
The Company’s controls related to the accounting for income taxes were not effectively designed and maintained, specifically the controls to assess that the income tax provision and related tax assets and liabilities are complete and accurate. This control deficiency resulted in adjustments to the income tax provision and related tax asset and liability accounts and related disclosures for the three- and nine-month periods ended October 31, 2015.

●
The Company’s controls over the existence of inventories were not effectively designed and maintained. Specifically, the controls to monitor that inventory subject to the cycle count program was counted at the frequency levels and accuracy rates required under the Company’s policy, and the controls to verify the existence of inventory held at third-party locations were not effectively designed and maintained. This control deficiency resulted in adjustments to the inventory and cost of sales accounts and disclosures for the three- and nine-month periods ended October 31, 2015.

●	The Company’s controls over the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting were not effectively designed and maintained.

Additionally, these control deficiencies could result in additional misstatements of account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Management’s Remediation Initiatives
The Company is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the control deficiencies that gave rise to the material weaknesses. These remediation efforts, summarized below, which are in

#44

the process of being implemented, are intended to address the identified material weaknesses and to enhance our overall financial control environment.

With the oversight of the Company’s Audit Committee, management is taking steps intended to address the underlying causes of the material weaknesses identified above, primarily through the following remediation activities:

•	Controls relating to the response to the risks of material misstatement

◦
We have engaged third-party accounting resources to help management plan for remediation of the identified material weaknesses and evaluate and enhance of our risk assessment in our internal controls over financial reporting.

◦	We are establishing an internal audit function and hiring additional accounting and internal audit staff to improve the management of risks to the enterprise.

◦	We have begun adding or redesigning specific controls and procedures to proactively address opportunities to augment and enhance controls identified through this assessment.

•	Controls over accounting for goodwill and long-lived assets, including finite-lived intangible assets

◦
We have begun redesigning our specific procedures and controls associated with the identification of the proper unit of account as well as the development and review of assumptions used in interim and annual impairment tests.

◦	We are developing an enhanced risk assessment evaluation for the reporting unit for which a goodwill impairment analysis is being conducted.

◦
We are redesigning our controls associated with the development of a bottom-up forecast revenue analysis that supports management’s revenue estimates in interim and annual impairment tests. For Vista, this includes contract-based revenue assumptions.

◦
We are redesigning our controls associated with all significant assumptions, model and data used in management's estimates relevant to assessing the valuation of goodwill and long-lived assets, including finite-lived intangible assets.

◦	We have engaged third-party valuation experts to evaluate and enhance the processes and procedures we are establishing or enhancing.

•	Controls over accounting for income taxes

◦
We have begun adding or redesigning specific processes and controls to augment the review of significant or unusual transactions by finance leadership to ensure that the relevant tax accounting implications are identified and considered.

◦	We have engaged third-party tax accounting resources to assist in review and analysis of tax matters associated with significant or unusual transactions.

◦
Our new Director of Taxation has begun re-evaluating our tax models and designing and implementing multiple reconciliations to ensure the Company’s tax provision is properly reconciled and rolled-forward.

•
Controls over the existence of inventories, specifically controls to monitor that inventory subject to the cycle count program was counted at the frequency levels and accuracy rates required under the Company’s policy, and the controls to verify existence of inventory held at third-party locations

◦
We have begun redesigning and enhancing our cycle count procedure to monitor the completeness and accuracy of cycle count results and establish specific accountability for investigation and analysis of variances.

◦
We have begun redesigning and enhancing controls, including those over the completeness and accuracy of underlying information, to monitor count dates for each item by location. This will be reviewed annually to ensure that each item was counted the appropriate number of times in accordance with the cycle count policy.

◦
We are redesigning and implementing enhanced controls including those over the completeness and accuracy of underlying information to calculate and monitor the historical 12 month rolling accuracy of cycle counts.

◦
We are going to complete a full physical inventory count annually for locations subject to the cycle count program until the completeness and accuracy of the cycle count program has been validated. Also inventory held at third-party locations will be subject to physical inventory counts each quarter until we have completed the transfer of the vast majority of inventory held at third-party locations to Company owned facilities.

•	Controls over the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting

#45

◦
We have begun designing a new control or controls for the identification and assessment of the completeness and accuracy of spreadsheets and system-generated reports, used within the Company’s internal controls over financial reporting.

◦
We have begun adding or redesigning controls to require both an evaluation and evidence of that evaluation of the completeness and accuracy of all spreadsheets and system-generated reports used in internal controls over financial reporting and the preparation of the financial statements and related footnote disclosures.

◦	We will maintain evidence of a baseline evaluation of completeness and accuracy for every system-generated report determined to be a key report for which it is possible to maintain a baseline test.

◦	We will periodically re-baseline system-generated reports whether they are changed or not in accordance with our redesigned procedures and controls over financial reporting.

◦
We will establish a process for evaluating and documenting the completeness and accuracy of all other spreadsheets and system-generated reports that cannot be baselined, including spreadsheets prepared or reviewed by management.

Although we have begun implementing remediation actions, we have not yet been able to complete remediation of these material weaknesses. These actions are subject to ongoing review by management, as well as oversight by the Audit Committee of our Board of Directors. Although we plan to complete this remediation process as diligently as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient and functioning as designed to accomplish their intended purpose; accordingly, these material weaknesses may continue for a period of time. While the Audit Committee of our Board of Directors and executive management are closely monitoring this implementation, until the remediation efforts discussed herein, including any additional remediation efforts that management identifies as necessary, are complete, tested, and determined to be effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the engagement of external accounting and tax experts to validate and support remediation activities and the implementation and validation of improved accounting and financial reporting procedures.

We are committed to improving our internal control over financial reporting and processes and intend to proactively review and improve our financial reporting controls and procedures incorporating best practices and leveraging external resources to facilitate periodic evaluations of our internal controls over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or modify certain of the remediation measures described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:

The Company’s business is subject to many risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2015, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. As a result of the material weaknesses identified and the delays the Company has experienced in filing its amended and current filings with the Securities and Exchange Commission, the Company faces additional risk factors. Such risk factors include the following:

#46

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements. We may be unable to develop, implement, and maintain appropriate controls in future periods which could adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. In Item 9A, "Controls and Procedures” of this Amendment, management reported the existence of material weaknesses in our internal control over financial reporting. The material weaknesses resulted in errors in our previously filed annual audited and interim unaudited consolidated financial statements.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses, management concluded that our internal control over financial reporting was not effective as of October 31, 2015 and remains ineffective as of the date of this amended filing. The assessment was based on criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Also as a result of the material weaknesses, we concluded that our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of October 31, 2015 and remain ineffective as of the date of this amended filing. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, material misstatements in our consolidated financial statements could occur which could result in a further restatement of our consolidated financial statements and may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. Although we continually review and evaluate our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

As a result of our inability to timely file our Quarterly Report on Form 10-Q for the three- and six-month periods ended July 31, 2016 or the Quarterly Report on Form 10-Q for the three- and nine-month periods ended October 31, 2016, the Company has become non-compliant with the Nasdaq Stock Market LLC (NASDAQ) Listing Rule 5250(c) (1). This rule requires the Company to file its Forms 10-Q with the SEC within 45 days of the end of the quarter. Although the Company has filed a plan with NASDAQ to become compliant and expects to make the required filings, if we continue to be unable to comply with the NASDAQ requirements, our common stock may be delisted.

We could also become subject to private litigation or investigations, or one or more government enforcement actions, arising out of the errors in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity, and cash flows.

The restatement of our previously issued financial statements has been time-consuming and expensive and could expose us to additional risks that could materially adversely affect our financial position, results of operations, and cash flows.
We have incurred expenses, including audit, legal, consulting and other professional fees in connection with the restatement of our previously issued financial statements and the ongoing remediation of weaknesses in our internal control over financial reporting. We have taken a number of steps, including adding significant internal resources and have implemented a number of additional procedures in order to strengthen our internal control and risk assessment function. To the extent these steps are not successful, we could be forced to incur additional time and expense. Our management’s attention has also been diverted from the operation of our business in connection with the restatements and ongoing remediation of material weaknesses in our internal controls.

Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition and/or liquidity.

47

(Dollars in thousands, except per-share amounts)

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

48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 2, 2017

#49