Form 10-K/A
period 2016-01-31
RAVEN INDUSTRIES INC
filed 2017-02-02
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment 1)
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

Explanatory Note
This Amendment No. 1 to Form 10-K (this Amendment) amends the Annual Report on Form 10-K for the fiscal year ended January 31, 2016 originally filed with the Securities and Exchange Commission (SEC) on March 29, 2016 (the Original Filing) by Raven Industries, Inc. (the Company).

Restatement
As further discussed in Note 2 to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this 2016 Annual Report on Form 10-K/A subsequent to the issuance of the Original Filing, we and our Audit Committee concluded that we should restate our previously issued consolidated financial statements to correct for errors related to (i) the impairment of goodwill, finite-lived intangibles, and other long-lived assets related to our Vista reporting unit; (ii) the fair value of acquisition-related contingent consideration; and (iii) income tax accounting. In connection with the restatement, the Company also recorded adjustments for certain other errors which management has concluded are immaterial. These corrections will also result in the restatements of our unaudited condensed consolidated financial statements for the quarters ended October 31, 2015 and April 30, 2016. We will file amended Forms 10-Q to address these corrections.

Disclosure Controls and Procedures
Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2016. As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting which existed at that date. For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to address the material weaknesses, see Part II, Item 9A. "Controls and Procedures" of this Amended Annual Report on Form 10-K/A.

Internal Control Over Financial Reporting
Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of January 31, 2016, based on the framework established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that reassessment, management identified material weaknesses and, accordingly, has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2016. For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to address the material weaknesses, see Part II, Item 9A. “Controls and Procedures” of this 2016 Annual Report on Form 10-K/A. In addition, our independent registered public accounting firm has restated their report on the Company’s internal control over financial reporting and issued an adverse opinion.

Amendment
Accordingly, the purpose of this Amendment is to (i) restate our previously issued consolidated financial statements and related disclosures in Part II, Item 8. "Financial Statements and Supplementary Data" for the year ended January 31, 2016 as well as related disclosures in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," to reflect the correction of the errors described above and which were described in the Company’s Form 8-K filed with the SEC on November 23, 2016 and (ii) to amend and restate in its entirety Part II, Item 9A. "Controls and Procedures" including "Management's Report on Internal Control Over Financial Reporting" of the Original Filing to reflect the conclusions by the Company’s management that internal control over financial reporting and disclosure controls and procedures were not effective as of January 31, 2016 due to the identification of the material weaknesses which resulted in the errors described above and which were described in the Company’s Form 8-K filed with the SEC on November 23, 2016.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

References in this Amendment to Raven Industries, Inc., the Company, "we", "our" or "us" refer to Raven Industries, Inc. and its wholly-owned and consolidated subsidiaries, net of a noncontrolling interest recorded for the noncontrolling investor’s interests in the net assets of a 75% owned business venture.

Items Amended in this Filing
For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 6. Selected Financial Data

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures
In accordance with applicable SEC rules, this Amended Report includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.

Forward-Looking Statements
This Annual Report on Form 10-K/A (Annual Report) contains forward-looking statements that involve risk and uncertainties. Generally, forward-looking statements can be identified by words such as "may," "will," "plan," "believe," "expect," "intend," "anticipate," "potential," “should,” “estimate,” “predict,” “project,” “would,” and similar expressions, which are generally not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future - including statements relating to our future operating or financial performance or events, our strategy, goals, plans and projections regarding our financial position, our liquidity and capital resources, and our product development - are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. Our Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain known and unknown risks, uncertainties and factors that may cause actual results to differ materially from our Company’s historical experience and our present expectations or projections.
Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important risk factors in the cautionary statements included in this Annual Report, particularly in Part 1 - Item 1A and in our other public filings with the SEC that could cause actual results or events to differ materially from the forward-looking statements that we make.
You should read this Annual Report and the documents that we have filed as exhibits to the Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future events or otherwise.

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

Business segment financial information is found on the following pages of this Annual Report on Form 10-K/A (Form 10-K/A):
18	Business Segments
25	Results of Operations – Segment Analysis
81	Note 16 Business Segments and Major Customer Information

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

FINANCIAL INSTRUMENTS

The principal financial instruments that the Company maintains are cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and acquisition-related contingent payments. The Company manages the interest rate, credit, and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in accordance with Company policies. The Company does not use off-balance sheet financing, except to enter into operating leases.

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

RISKS RELATING TO THE COMPANY

The Company's business is subject to many risks. Set forth below are the most important risks we face. In evaluating our business and your investment in us, you should also consider the other information presented in or incorporated by reference into this Annual Report on Form 10-K/A.

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

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As a result of the material weaknesses, management concluded that our internal control over financial reporting was not effective as of January 31, 2016 and remains ineffective as of the date of this amended filing. The assessment was based on criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Also as a result of the material weaknesses, we concluded that our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of January 31, 2016 and remain ineffective as of the date of this amended filing. We are actively engaged in remediation activities designed to address the material weaknesses, but our remediation efforts are not complete and are ongoing. If our remediation measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, material misstatements in our consolidated financial statements could occur which could result in a further restatement of our consolidated financial statements and may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner. Although we continually review and evaluate our internal controls, we cannot assure you that we will not discover additional material weaknesses in our internal control over financial reporting. The next time we evaluate our internal control over financial reporting, if we identify one or more new material weaknesses or are unable to timely remediate our existing material weaknesses, we may be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

If a supplier of raw materials or components was unable to deliver due to shortage or financial difficulty, any of the Company's segments could be adversely affected.

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

After the restatement and correction of goodwill and long-lived asset impairments reported in this form 10-K/A and explained in detail in Note 2 Restatement of the Audited Consolidated Financial Statements, total goodwill and intangible assets account for approximately $53.6 million, or 18%, of the Company's total assets as of January 31, 2016. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. Our expected future cash flows are dependent on several factors including revenue growth in certain of our product lines and an expectation that the pricing in commodities markets will recover in future periods. Our expected future cash flows could be adversely impacted if our anticipated revenue growth is not realized or if pricing in commodities markets does not recover in future periods. An impairment could adversely impact the Company's results of operations and financial condition.

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

The Company is responsible for investigation and remediation of environmental contamination at one of its sold facilities (see Item 1, Business - Environmental Matters of this Form 10-K/A). In addition, the Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these claims will be substantially mitigated by insurance coverage. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position or cash flows.

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

The Company's common stock is traded on the NASDAQ Global Select Market under the ticker symbol RAVN. The following table shows quarterly unaudited financial results, quarterly high and low trade prices per share of the Company's common stock, as reported by NASDAQ, and dividends declared for the periods indicated:

# 12

QUARTERLY INFORMATION (UNAUDITED)
(Dollars in thousands, except per-share amounts)
	Net Sales	Gross Profit	Operating Income	Pre-tax Income	Net Income Attributable to Raven	Net Income Per Share(a)		Common Stock Market Price		Cash Dividends Per Share

						Basic	Diluted	High	Low
FISCAL 2016 (As Restated)
First Quarter	$70,273	$20,359	$7,214	$7,170	$4,855	$0.13	$0.13	$22.85	$16.91	$0.13
Second Quarter	67,518	17,858	6,429	6,163	4,191	0.11	0.11	22.36	18.52	0.13
Third Quarter(as restated)(b)	67,611	16,972	(9,823)	(9,946)	(6,188)	(0.17)	(0.17)	19.53	15.77	0.13
Fourth Quarter (as restated)(c)	52,827	11,785	571	694	1,918	0.05	0.05	19.61	13.87	0.13
Total Year (as restated)(d)	$258,229	$66,974	$4,391	$4,081	$4,776	$0.13	$0.13	$22.85	$13.87	$0.52

FISCAL 2015
First Quarter	$102,510	$31,766	$16,532	$16,453	$11,038	$0.30	$0.30	$40.06	$30.29	$0.12
Second Quarter	94,485	25,658	10,696	10,637	7,719	0.21	0.21	34.56	27.75	0.12
Third Quarter	91,292	24,339	10,159	10,087	6,783	0.19	0.18	30.74	22.13	0.13
Fourth Quarter	89,866	21,483	6,414	6,324	6,193	0.16	0.16	26.56	20.75	0.13
Total Year	$378,153	$103,246	$43,801	$43,501	$31,733	$0.86	$0.86	$40.06	$20.75	$0.50

FISCAL 2014
First Quarter	$103,680	$34,916	$20,934	$20,736	$14,003	$0.38	$0.38	$34.04	$25.46	$0.12
Second Quarter	93,421	26,735	12,568	12,349	8,333	0.23	0.23	35.68	28.82	0.12
Third Quarter	104,938	31,940	18,132	18,089	12,289	0.34	0.34	34.83	28.38	0.12
Fourth Quarter	92,638	25,763	12,360	12,449	8,278	0.23	0.23	42.99	32.64	0.12
Total Year	$394,677	$119,354	$63,994	$63,623	$42,903	$1.18	$1.17	$42.99	$25.46	$0.48
(a) Net income per share is computed discretely by quarter and may not add to the full year.
(b) The three-month period ended October 31, 2015 includes pre-contract cost write-offs of $2,933 (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015), a goodwill impairment loss of $11,497, a long-lived asset impairment loss of $3,813, and a reduction of $2,273 acquisition-related contingent liability for Vista. Certain of these amounts reflect the impact of restatement adjustments. Specifically, the three-month period ended October 31, 2015 includes restatement adjustments increasing Gross Profit, and reducing Operating Income, Pre-tax Income, Net Income Attributable to Raven and Net Income per share of $801, $7,096, $7,096 $4,607 and $0.13, respectively. The restatement adjustments resulted in a (i) $4,084 increase in the Vista goodwill impairment, (ii) $3,813 impairment of long-lived assets, (iii) $790 reduction in the fair value of a contingent obligation, (iv) $2,489 reduction in the provision for income taxes to tax effect the misstatements and to correct for other tax accounting errors and (v) certain other immaterial errors. For further information regarding the restatement of the financial statements for the year ended January 31, 2016 see Note 2 “Restatement of the Consolidated Financial Statements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.

(c) The three-month period ended January 31, 2016 includes restatement adjustments increasing Gross Profit, Operating Income, Pre-tax Income, and Net Income Attributable to Raven of $388, $395, $395 and $894, respectively. The restatement adjustments resulted in a (i) $470 reversal of depreciation and amortization expense resulting from the restatement in the three-month period ended October 31, 2015 to correct for the impairment of intangibles and long-lived assets as noted in (b) above, (ii) $499 reduction in the provision for income taxes to correct for tax accounting errors and (iii) certain other immaterial errors. For further information regarding the restatement of the financial statements for the year ended January 31, 2016 see Note 2 “Restatement of the Consolidated Financial Statements” included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K/A.

(d) The fiscal year ended January 31, 2016 includes restatement adjustments increasing Gross Profit by $1,189, and reducing Operating Income, Pre-tax Income, and Net Income Attributable to Raven by $6,701,$6,701, and $3,713, respectively. Such restatement adjustments, further described in Note 2 "Restatement of the Consolidated Financial Statements" included in Part II, Item 8 "Financial Statements and Supplementary Data" of the Form 10-K/A, also reduced both Basic and Diluted Net Income Per Share by $0.10.

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

# 13

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
(a) compound annual growth rate (CAGR)

# 14

(This page is intentionally left blank)

# 15

ITEM 6.	SELECTED FINANCIAL DATA

ELEVEN-YEAR FINANCIAL SUMMARY
(In thousands, except employee counts and per-share amounts)	For the years ended January 31,
	2016 (As Restated)(a)	2015	2014
OPERATIONS
Net sales	$258,229	$378,153	$394,677
Gross profit	66,974	103,246	119,354
Operating income(b)	4,391	43,801	63,994
Income before income taxes(b)	4,081	43,501	63,623
Net income attributable to Raven Industries, Inc.	4,776	31,733	42,903
Net income % of sales	1.8%	8.4%	10.9%
Net income % of average equity	1.7%	11.4%	18.2%
Cash dividends(c)	$19,426	$18,519	$17,465
FINANCIAL POSITION
Current assets	$125,229	$170,979	$169,405
Current liabilities	18,819	31,843	29,819
Working capital	$106,410	$139,136	$139,586
Current ratio	6.65	5.37	5.68
Property, plant and equipment	$115,704	$117,513	$98,076
Total assets	298,688	362,873	301,819
Long-term debt, less current portion	—	—	—
Raven Industries, Inc. shareholders' equity	$264,155	$305,153	$251,362
Long-term debt / total capitalization	—%	—%	—%
Inventory turnover (cost of sales / average inventory)	3.6	4.9	5.2
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$44,008	$60,083	$52,836
Investing activities	(11,074)	(29,986)	(31,615)
Financing activities	(50,684)	(30,665)	(17,354)
Change in cash and cash equivalents	(18,167)	(1,038)	3,634
COMMON STOCK DATA
EPS — basic	$0.13	$0.86	$1.18
EPS — diluted	0.13	0.86	1.17
Cash dividends per share(c)	0.52	0.50	0.48
Book value per share(d)	7.22	8.01	6.89
Stock price range during the year
High	$22.85	$40.06	$42.99
Low	13.87	20.75	25.46
Close	$15.01	$21.44	$37.45
Shares and stock units outstanding, year-end	36,600	38,119	36,492
Number of shareholders, year-end	12,791	13,861	11,764
OTHER DATA
Price / earnings ratio(e)	115.5	24.9	32.0
Average number of employees	936	1,251	1,264
Sales per employee	$276	$302	$312
Backlog	$18,567	$26,718	$51,793
All per-share, shares outstanding and market price data reflect the July 2012 two-for-one stock split.
(a) Includes the effects of the restatement on the Company's consolidated financial statements as of January 31, 2016 further disclosed in Note 2 "Restatement of the Consolidated Financial Statements" included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K/A.

(b)  The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $11,497, a long-lived asset impairment loss of $3,826, and a reduction of $2,273 acquisition-related contingent liability for Vista.

(c) Includes special dividends of $0.625 per share in fiscal 2011 and 2009.
(d) Raven Industries, Inc. shareholders' equity, excluding equity attributable to noncontrolling interests, divided by common shares and stock units outstanding.
(e) Closing stock price divided by EPS — diluted.

# 16

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

# 17

BUSINESS SEGMENTS
(Dollars in thousands)
	For the years ended January 31,
	2016 (As Restated)(a)	2015	2014	2013	2012	2011
APPLIED TECHNOLOGY DIVISION
Sales	$92,599	$142,154	$170,461	$171,778	$145,261	$107,910
Operating income(b)	18,319	34,557	57,000	59,590	49,750	33,197
Assets(c)	65,490	88,764	93,395	84,224	73,872	55,740
Capital expenditures	664	3,478	9,324	10,780	11,971	1,947
Depreciation and amortization	4,428	5,569	4,332	3,874	2,571	2,483
ENGINEERED FILMS DIVISION
Sales	$129,465	$166,634	$147,620	$141,976	$133,481	$105,838
Operating income(d)	17,892	21,802	18,154	25,115	21,501	19,622
Assets(c)	134,942	140,023	71,602	65,801	65,100	46,519
Capital expenditures	10,780	8,241	6,681	11,539	10,937	8,450
Depreciation and amortization	7,735	6,096	5,808	5,814	4,313	3,452
AEROSTAR DIVISION (as restated)
Sales	$36,368	$80,772	$90,605	$102,051	$107,811	$104,384
Operating income(e)	(14,801)	8,983	7,816	10,341	18,308	17,209
Assets(c)	32,689	59,274	63,017	60,689	72,089	38,366
Capital expenditures	941	2,799	7,507	2,081	4,105	2,621
Depreciation and amortization	3,297	3,474	2,616	2,272	1,684	1,335
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(8)	$(231)	$(386)	$(974)	$(460)	$(226)
Engineered Films Division	(195)	(652)	(505)	(124)	(193)	(307)
Aerostar Division	—	(10,524)	(13,118)	(8,532)	(4,389)	(2,891)
Operating income	91	163	(111)	(61)	(188)	(41)
Assets	(57)	(148)	(311)	(347)	(286)	(98)
CORPORATE & OTHER (as restated)
Operating (loss) from administrative expenses	$(17,110)	$(21,704)	$(18,865)	$(17,293)	$(13,730)	$(9,784)
Assets(c)(f)	65,624	74,960	74,116	62,843	34,928	47,233
Capital expenditures	661	2,523	7,189	5,275	2,002	954
Depreciation and amortization	1,676	2,230	1,439	1,138	700	361
TOTAL COMPANY (as restated)
Sales	$258,229	$378,153	$394,677	$406,175	$381,511	$314,708
Operating income(b)(d)(e)	4,391	43,801	63,994	77,692	75,641	60,203
Assets	298,688	362,873	301,819	273,210	245,703	187,760
Capital expenditures	13,046	17,041	30,701	29,675	29,015	13,972
Depreciation and amortization	17,136	17,369	14,195	13,098	9,268	7,631
(a) The effects of the restatement on the Company's consolidated financial statements as of January 31, 2016 are further disclosed in Note 2 "Restatement of the Consolidated Financial Statements".
(b) The year ended January 31, 2016 includes gains of $611 on disposal of assets related to the exit of contract manufacturing operations.
(c) Certain facilities owned by the Company are shared by more than one reporting segment. Beginning with fiscal year 2016 all facilities are reported as an asset based on the business segment that acquired the asset as we believe this better reflects the total assets of the business segment. In prior fiscal years (which have not been recast in this table), the book value of certain shared facilities was allocated across reporting segments based on usage. Expenses and costs related to these facilities, including depreciation expense, are allocated and reported in each reporting segment's operating income for each fiscal year presented.

(d) The fiscal year ended January 31, 2011 includes a $451 pre-tax gain on disposition of assets.
(e)  The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $11,497, a long-lived asset impairment loss of $3,826, and a reduction of $2,273 acquisition-related contingent liability for Vista.

(f) Assets are principally cash, investments, deferred taxes, and other receivables.

# 18

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to enhance overall financial disclosure with commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven). This commentary provides management's analysis of the primary drivers of year-over-year changes in key financial statement elements, business segment results, and the impact of accounting principles on the Company's financial statements. The most significant risks and uncertainties impacting the operating performance and financial condition of the Company are discussed in Item 1A., Risk Factors, of this Annual Report on Form 10-K/A (Form 10-K/A).

This discussion should be read in conjunction with Raven's Consolidated Financial Statements and notes thereto in Item 8 of this Form 10-K/A.

The MD&A is organized as follows:

•	Restatement of the Consolidated Financial Statement

•	Executive Summary

•	Results of Operations - Segment Analysis

•	Outlook

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Estimates

•	Accounting Pronouncements

RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS
As discussed in the Explanatory Note, this Amendment No. 1 to Form 10-K (this Amendment), amends and restates the Company’s consolidated financial statements and related disclosures in Part II, Item 8. “Financial Statements and Supplementary Data” for the fiscal year ended January 31, 2016 to reflect the correction of certain errors discussed in Note 2 Restatement of the Consolidated Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements.

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

As described in the Notes to the Financial Statements of this Annual Report on Form 10-K/A, three significant one-time charges were recorded in the Aerostar Division in the fiscal 2016 third quarter. To allow evaluation of operating income and net income for the Company’s core business, the Company used three additional measures. The additional measurements are:

# 19

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
The Raven business model is our platform for success. Our business model is defensible, sustainable, and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three business segments, is summarized as follows:

•	Intentionally serve a set of diversified market segments with attractive near- and long-term growth prospects;

•	Consistently manage a pipeline of growth initiatives within our market segments;

•	Aggressively compete on quality, service, innovation, and peak performance;

•	Hold ourselves accountable for continuous improvement;

•	Value our balance sheet as a source of strength and stability with which to pursue strategic acquisitions; and

•	Make corporate responsibility a top priority.

# 20

	For the years ended January 31,
dollars in thousands, except per-share data	2016 (As Restated)	% change	2015	% change	2014
Results of Operations
Net sales	$258,229	(31.7)%	$378,153	(4.2)%	$394,677
Gross margin(a)	25.9%		27.3%		30.2%
Operating income	$4,391	(90.0)%	$43,801	(31.6)%	$63,994
Operating margin(a)	1.7%		11.6%		16.2%
Net income attributable to Raven Industries, Inc.	$4,776	(84.9)%	$31,733	(26.0)%	$42,903
Diluted income per share	$0.13	(84.9)%	$0.86	(26.5)%	$1.17

Consolidated net sales, excluding contract manufacturing sales(b)	$252,982	(28.0)%	$351,205	1.8%	$344,919

Adjusted net income attributable to Raven Industries, Inc.(b)	$15,053	(52.6)%	$31,733	(26.0)%	$42,903

Cash Flows and Shareholder Returns
Cash flows from operating activities	$44,008		$60,083		$52,836
Cash outflows for capital expenditures	$13,046		$17,041		$30,701
Cash dividends	$19,426		$18,519		$17,465
Common share repurchases	$29,338		$—		$—

Performance Measures
Return on net sales(c)	1.8%		8.4%		10.9%
Return on average assets(d)	1.4%		9.5%		14.9%
Return on average equity(e)	1.7%		11.4%		18.2%

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.
(b) Non-GAAP measure reconciled to GAAP in the applicable table below.
(c) Net income divided by sales.
(d) Net income divided by average assets.
(e) Net income divided by average equity.

# 21

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

The following table reconciles the reported operating (loss) income to adjusted operating income, a non-GAAP financial measure. On both a segment and consolidated basis, adjusted operating income excludes the goodwill impairment loss, long-lived asset impairment loss, and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within the Aerostar Division and all of which occurred in the fiscal 2016 third quarter.

	For the years ended January 31,
		% change		% change
(dollars in thousands)	2016 (As Restated)		2015		2014
Aerostar
Reported operating (loss) income	$(14,801)	(264.8)%	$8,983	14.9%	$7,816
Plus:
Goodwill impairment loss	11,497	—	—	—	—
Long-lived asset impairment loss	3,813	—	—	—	—
Pre-contract costs written off	2,933	—	—	—	—
Less:
Acquisition-related contingent liability benefit	2,273	—	—	—	—
Aerostar adjusted operating income	$1,169	(87.0)%	$8,983	14.9%	$7,816
Aerostar adjusted operating income % of net sales	3.2%		11.1%		8.6%

Consolidated Raven
Reported operating income	$4,391	(90.0)%	$43,801	(31.6)%	$63,994
Plus:
Goodwill impairment loss	11,497	—	—	—	—
Long-lived asset impairment loss	3,813	—	—	—	—
Pre-contract costs written off	2,933	—	—	—	—
Less:
Acquisition-related contingent liability benefit	2,273	—	—	—	—
Consolidated adjusted operating income	$20,361	(53.5)%	$43,801	(31.6)%	$63,994
Consolidated adjusted operating income % of net sales	7.9%		11.6%		16.2%

# 22

The following table reconciles the reported net (loss) income to adjusted net income, a non-GAAP financial measure. On a consolidated basis adjusted net income excludes the goodwill and long-lived asset impairment losses and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within the Aerostar Division and all of which occurred in the fiscal 2016 third quarter.

	For the years ended January 31,
		% change		% change
(dollars in thousands)	2016 (As Restated)		2015		2014
Consolidated Raven
Reported net income attributable to Raven Industries, Inc.	$4,776	(84.9)%	$31,733	(26.0)%	$42,903
Plus:
Goodwill impairment loss	11,497		—		—
Long-lived asset impairment loss	3,813
Pre-contract costs written off	2,933		—		—

Less:
Acquisition-related contingent liability benefit	2,273		—		—
Net tax benefit on adjustments	5,693		—		—
Adjusted net income attributable to Raven Industries, Inc.	$15,053	(52.6)%	$31,733	(26.0)%	$42,903

Adjusted net income per common share:
─ Basic	$0.40	(53.5)%	$0.86	(27.1)%	$1.18
─ Diluted	$0.40	(53.5)%	$0.86	(26.5)%	$1.17
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

Operating income for fiscal year 2016 was $4.4 million compared to $43.8 million in fiscal year 2015. Operating income for fiscal year 2016, adjusted for the third quarter Vista goodwill and long-lived asset impairments and associated financial impacts, was $20.4 million compared to $43.8 million in fiscal year 2015, down 53.5% year-over-year. The adjusted operating income decline year-over-year was primarily due to the overall sales decline and lower operating margins in Applied Technology and lower Aerostar profitability driven by Vista. The Company initiated cost reduction measures in fiscal 2016 to reduce overall spending. These cost control measures contributed to decreases of $2.8 million in research and development (R&D) spending and $9.4 million in selling, general and administrative expenses in fiscal year 2016 compared to fiscal 2015. The cost controls and restructuring savings were not enough to offset lower sales volumes in Applied Technology and Aerostar.

Net income for fiscal year 2016 was $4.8 million, or $0.13 per diluted share, compared to net income of $31.7 million, or $0.86 per diluted share, in fiscal year 2015. Net income for fiscal year 2016, adjusted for the Vista goodwill and long-lived asset impairments and associated financial impacts, was $15.1 million, down 52.6% compared to fiscal year 2015.

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

The acquisition of Integra improved the Company’s ability to meet customer’s complex conversion needs and leverage a more direct sales channel into the energy market. However, significant and sustained declines in energy market demand have instead resulted in declining sales to this market. With oil prices at multi-decade lows, sales into the energy market are down approximately

# 23

80% year-over-year. Rig counts and well-completion rates continue to fall, driving down demand for Engineered Films’ energy market products. Data available from Baker Hughes, a worldwide oil field service company, shows that land-based rig counts for the Permian Basin, the division’s primary market for its energy products are down approximately 60% year-over-year as of January 31, 2016 and well-completion rates are also down. The operations of Integra were fully integrated into Engineered Films’ operations in early fiscal 2016 and, as a result, separate quantification of its impact to net sales is not determinable.

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

Aerostar reported an operating loss of $14.8 million in fiscal 2016 compared to operating income of $9.0 million in fiscal 2015. The operating loss included a goodwill impairment charge of $11.5 million, a long-lived asset impairment charge of $3.8 million, pre-contract cost write-off of $2.9 million, and a $2.3 million acquisition-related contingent consideration benefit reported in the Company's fiscal 2016 third quarter. Excluding these items, adjusted Aerostar operating income was $1.2 million, or 87.0% below fiscal 2015 operating income of $9.0 million. This was primarily due to the lower sales volume of proprietary products, particularly within the Vista business. Aerostar’s adjusted operating income of $1.2 million excludes the effect of the goodwill impairment charge, long-lived asset impairment charge, pre-contract cost write-off, and the acquisition-related contingent consideration benefit recorded in the fiscal 2016 third quarter.

From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common with Vista's business pursuits. As described in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements of this Form 10-K/A, pre-contract costs are evaluated for recoverability periodically. The Company was in negotiations throughout most of fiscal 2016 on a large international contract and also had a preauthorization letter from the prime contractor, but the contract did not materialize in the fiscal 2016 third quarter as expected. As a result, expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off and Vista recorded a charge of $2.9 million reported in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income. These charges were partially offset by a benefit of $2.3 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability) due to the lowered forecast for the Aerostar Division.

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

# 24

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

# 25

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

•
International sales. Net sales outside the U.S. accounted for 25.1% of segment sales in fiscal 2016 compared to 21.9% in fiscal 2015. International sales decreased $7.9 million, or 25.2%, to $23.3 million in fiscal 2016 compared to fiscal 2015. Lower sales in Latin America, Canada, and South Africa were the primary drivers of the decline. These declines were partially offset by higher European revenues. European revenues were favorably impacted by the acquisition of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in fiscal 2015 second quarter. For the fourth quarter, international sales totaled $4.6 million, an increase of 45.6% from the prior year comparative quarter. The fiscal fourth quarter 2015 sales were reduced by credits issued related to quality issues on products sold in Latin America and without these credits, the year-over-year fourth quarter increase would have been approximately 19%.

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

# 26

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

# 27

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

Financial highlights for the fiscal years ended January 31,
dollars in thousands	2016 (As Restated)	% change	2015	% change	2014
Net sales	$36,368	(55.0)%	$80,772	(10.9)%	$90,605
Gross profit	7,838	(52.9)%	16,654	1.7%	16,374
Gross margin	21.6%		20.6%		18.1%
Operating expenses	$7,316	(4.6%)	$7,671	(10.4)%	$8,558
Operating expenses as % of sales	20.1%		9.5%		9.4%
Goodwill and long-lived asset impairment loss	$15,323		—		—
Operating (loss) income	$(14,801)	(264.8)%	8,983	14.9%	7,816
Operating margin	(40.7)%		11.1%		8.6%
Aerostar net sales, excluding contract manufacturing sales	$31,667	(35.5)%	$49,103	25.0%	$39,294

Net sales declined 55.0% to $36.4 million from last year’s net sales of $80.8 million. Operating loss was $14.8 million, down $23.8 million, compared to fiscal 2015 operating income of $9.0 million. Fiscal 2016 operating loss includes a goodwill impairment loss of $11.5 million, a long-lived asset impairment loss of $3.8 million and associated financial impacts ($2.9 million pre-contract cost write-off and a $2.3 million acquisition-related contingent consideration benefit) all of which relate to Vista.

Fiscal 2016 fourth quarter net sales declined $15.6 million, or 63.3%, to $9.0 million compared to fiscal 2015 fourth quarter results. Aerostar reported a fiscal 2016 fourth quarter operating income of $0.2 million compared to an operating income of $4.3 million in the prior year fourth quarter.

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

•
Proprietary net sales. For fiscal 2016, net sales for proprietary products were $31.7 million, down $17.4 million, or 35.5%, from the prior fiscal year. Sales of proprietary products were down primarily due to Vista’s lack of success in winning certain international contracts and declines in domestic government defense spending that reduced revenues for Vista.

•
Gross margin. For fiscal 2016, gross margin increased 1.0 percentage points compared to the prior fiscal year. Fiscal 2016 gross margin reflects net charges of $0.6 million which are discussed further below. Vista has been pursuing

# 28

international opportunities and throughout the first half of fiscal 2016 was in the process of negotiating a large international contract for which it also had a pre-authorization letter from the prime contractor. When the contract did not materialize in the fiscal 2016 third quarter as expected, expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2.9 million for the write-off of these pre-contract costs. Partially offsetting this impairment charge, Vista recorded a benefit of $2.3 million to reflect a reduction in acquisition-related contingent liabilities due to lower expected payouts.

•
Goodwill and long-lived asset impairment loss. Aerostar recorded a goodwill impairment loss of $11.5 million and a long-lived asset impairment loss of $3.8 million for fiscal 2016. The goodwill and long-lived impairment charges were recorded on the Vista reporting unit. This impairment loss is described more fully in Note 7 Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements and in Critical Accounting Estimates in Item 7 of this amended Annual Report on Form 10-K/A. No impairment losses were recorded in fiscal 2015.

•
Operating expenses. Fiscal 2016 operating expenses of $7.3 million were 20.1% of net sales compared to $7.7 million, or 9.5% of net sales in fiscal 2015. The increase is due to continued strategic R&D spending on radar and stratospheric technologies over lower sales.

•
Aerostar adjusted operating income. Excluding the unusual items discussed above, the fiscal 2016 operating income was $1.2 million, down from $9.0 million in the prior year. These operating income declines were driven primarily by the significant declines in sales volumes for the year for both contract manufacturing and proprietary products, in particular Vista.

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

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)

	For the years ended January 31,
dollars in thousands	2016 (As Restated)	2015	2014
Administrative expenses	$17,110	$21,704	$18,865
Administrative expenses as a % of sales	6.6%	5.7%	4.8%
Other (expense) income, net	$(310)	$(300)	$(371)
Effective tax rate	(18.8)%	26.9%	32.6%

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

# 29

2016 financial performance as compared to fiscal 2015. Fiscal 2015 expenses include acquisition and integration costs associated with the SBG and Integra acquisitions.

Other income (expense), net consists primarily of activity related to the Company's equity investment, interest income, and foreign currency transaction gains or losses.

The Company's fiscal 2016 effective tax rate decreased to (18.8)% compared to 26.9% in the prior year. The decrease in the fiscal 2016 effective rate is primarily due to the combination of a significantly lower book income year-over-year, a $0.6 million tax benefit for an increase in qualified production activities, and a $1.0 million tax benefit from the R&D tax credit passed by Congress in fiscal 2016. The qualified production credit is based on estimated taxable income which is higher than book income in fiscal 2016 largely due to the $14.8 million of tax deductible goodwill and long-lived asset impairments which resulted in a fiscal 2016 deferred tax benefit for financial reporting purposes and a higher taxable income resulting from the longer period of tax amortization.

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

# 30

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

The Company entered into a new credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 11 Financing Arrangements of the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K/A, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings against the Credit Agreement during the year or outstanding under the Credit Agreement at January 31, 2016.

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

Cash provided by operating activities was $44.0 million in fiscal 2016 compared with $60.1 million in fiscal 2015. The $16.1 million decrease in operating cash flows is primarily the result of lower earnings. While the Company's earnings were $27.0 million lower, these earnings reflected the impact of a $15.3 million non-cash goodwill and long-lived asset impairment charge.

Year-over-year changes in inventory and accounts receivable are primary sources of changes in operating cash flows. In fiscal 2016, changes in inventory and accounts receivable generated $24.4 million of cash compared to generating $11.5 million one year ago.

Cash provided by the change in inventory was $7.6 million in fiscal 2016 compared to $6.8 million in fiscal 2015. Inventory levels have decreased from $55.2 million at January 31, 2015 to $45.8 million at January 31, 2016. The Company's inventory turnover rate decreased from the prior year (trailing 12-month inventory turn of 3.6X at January 31, 2016 versus 4.9X at January 31, 2015) primarily due to higher average inventory levels at Aerostar and Engineered Films.

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

# 31

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

# 32

A summary of the obligations and commitments at January 31, 2016 is shown below.

dollars in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$6,510	$1,661	$2,520	$2,329	$—
Unconditional purchase obligations	24,265	24,265	—	—	—
Postretirement benefits(a)	19,389	329	702	712	17,646
Acquisition-related contingent payments(b) (as restated)	3,557	418	1,056	2,010	73
Uncertain tax positions(c)	—	—	—	—	—
Line of credit(d)	897	213	425	259	—
	$54,618	$26,886	$4,703	$5,310	$17,719
(a)	Postretirement benefit amounts represent expected payments on the accumulated postretirement benefit obligation before it is discounted.
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

Acquisition-related obligations
The Company has future obligations for earn-out payments associated with the acquisition of Vista completed in fiscal 2012 and of SBG completed in fiscal 2015. The total liability recorded on the Consolidated Balance Sheet as of January 31, 2016 related to these future obligations was $2.0 million, of which $0.3 million was classified as "Accrued liabilities" and $1.7 million as "Other liabilities". These liabilities represent the present value of earn-out payments classified as consideration at the acquisition date. Specific to the SBG acquisition, the Company may pay up to $2.5 million in additional earn-out payments calculated and paid quarterly over the next 10 years contingent upon SBG achieving certain revenues. Specific to the Vista acquisition, the Company agreed to pay additional contingent consideration not to exceed $15.0 million, based upon earn-out percentages on specific revenue streams until January 31, 2019. In a transaction separate from the Vista acquisition but related to Vista, the Company agreed to fund a revenue-based bonus pool, also not to exceed $15.0 million, which will be accrued when the specific revenue stream is recorded using those same earn-out percentages over the same time period.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $3.0 million at January 31, 2016. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or applicable tax year is no longer subject to examination by the tax authorities.

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

Letters of credit totaling $0.7 million, issued under the previous line of credit with Wells Fargo primarily to support self-insured workers' compensation bonding requirements, remain in place. The Company expects to have these outstanding letters of credit issued under the new credit facility. Until such time as that is complete, any draws required under these letters of credit would be settled with available cash or borrowings under the Credit Agreement. There have been no borrowings under either credit agreement in the last three fiscal years and there were no borrowings outstanding under either credit agreement for any of the fiscal periods

# 33

covered by this Annual Report on Form 10-K/A. The Company is in compliance with all covenants set forth in the Credit Agreement. The Company has requested and received the necessary covenant waivers relating to its late filing of financial statement information during fiscal 2017.

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

# 34

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

Long-lived and Intangible Assets and Goodwill
For long-lived assets, including definite-lived intangibles, investments in affiliates and property plant and equipment, management tests for recoverability whenever events or changes in circumstances indicate that the asset's carrying amount may not be recoverable. Management periodically assesses for triggering events and discusses any significant changes in the utilization of long-lived assets, which may result from, but are not limited to, an adverse change in the asset's physical condition or a significant adverse change in the business climate. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining its fair value. The cash flows used for this analysis are similar to those used in the goodwill impairment assessment discussed further below.

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
Discount rate assumptions for each reporting unit are the value-weighted average of the reporting unit's cost of capital derived using both known and estimated customary market metrics and take into consideration management’s assessment of risks inherent in the future cash flows of the respective reporting unit. One of the metrics considered by the Company in its selection of a discount rate is the relevant small company size premium appropriate to the reporting unit for which the valuation is being assessed. Generally, the lower the revenues associated with a reporting unit, the higher the small company premium and the higher the discount rate for that reporting unit. With other factors such as the optimal capital structure assumed for the reporting unit, this may result in a different discount rate assumption for each reporting unit being evaluated.
The estimated fair value of the reporting unit is then compared with the book value of its net assets. If the estimated fair value of the reporting unit is less than the book value of the net assets of the reporting unit, an impairment loss is possible and a more refined measurement of the impairment loss would take place. This is the second step of the goodwill impairment testing (Step

# 35

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
During fiscal 2016, as discussed below, the Company determined that there were triggering events with respect to the Engineered Films reporting unit in the second quarter and the Vista reporting unit in the third quarter, each of which resulted in goodwill impairment tests. The goodwill impairment test with respect to Vista resulted in an impairment of goodwill.
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

Engineered Films Reporting Unit
In the fiscal 2016 second quarter the Company determined that a triggering event occurred for its Engineered Films reporting unit and asset group primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year. As a result of these changes in circumstances indicating that these assets might be impaired, the Company concluded that interim Step 1 goodwill and long-lived asset impairment assessments were necessary for the Engineered Films reporting unit and asset group.

The Company performed the Step 1 long-lived asset impairment test. The Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other assets) are at the Engineered Films reporting unit level. Using the sum of the undiscounted cash flows associated with the asset group, the Step 1 test was performed for the asset group. The undiscounted cash flows for the Engineered Films asset group exceeded the carrying value of the long-lived assets by more than $100 million and no Step 2 was deemed to be necessary based on the recoverability of the long-lived assets.

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

# 36

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

# 37

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

Vista Reporting Unit
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities. Despite the Company having a pre-authorization letter from the prime contractor and being in negotiations on a large international contract through the second quarter of fiscal 2016, the contract did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and the likelihood of completing certain international pursuits became less certain. In addition, the Company made a change in the executive leadership of the reporting unit in the third quarter. As a result of these factors, the Company performed a Step 1 long-lived asset and Step 1 goodwill impairment analysis using fair value techniques as of October 31, 2015.

Following the reassessment of the forecasts utilized in the impairment testing discussed in Note 2 Restatement of the Consolidated Financial Statements to this Amendment, the Company concluded that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets were impaired as of October 31, 2015.

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

In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting implied fair value of the Radar asset group long-lived assets was $0.1 million compared to the carrying value of $3.9 million for the asset group. The shortfall of $3.8 million was recorded in the third quarter as an impairment charge to operating income reported as "Long-lived Asset Impairment Loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment of $3.8 million, $3.2 million was related to amortizable intangible assets related to radar technology and radar customers, $0.5 million was related to property, plant, and equipment, and $0.1 million was related to patents.

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
There were no long-lived asset impairment losses prior to October 31, 2015.

# 38

Subsequent to the impairment determination for long-lived assets, the Company compared the carrying value of the reporting unit, including goodwill, to its estimated fair value. In calculating the estimated fair value, the Company used the income approach. The income approach is a valuation technique under which the Company estimated future cash flows using the reporting unit's financial forecast from the perspective of an unrelated market participant. Using historical trending and internal forecasting techniques, the Company projected revenues and applied projected gross margins and operating expense ratios to the projected revenue to arrive at the future cash flows. A terminal value was then applied to the projected cash flow stream. Future estimated cash flows were discounted to their present value to calculate the estimated fair value. The discount rate used was the reporting unit's weighted average cost of capital derived using both known and estimated customary market metrics. The estimated fair value was also compared to comparable market information for reasonableness.

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
The Company completed a Step 2 analysis by allocating the enterprise value calculated in Step 1 to the fair value of the remaining assets and liabilities as of the October 31st balance sheet date. The Company also evaluated the fair value of the remaining assets and liabilities including acquisition-related contingent consideration, or contingent earn-out liability, based on the revised forecast. This liability is more fully described in Note 6 Acquisitions of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements of this Form 10-K/A. The reduction in Vista's estimated future discounted cash flows resulted in a reduction in the liability and a benefit of $2.3 million recorded in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income.

In the Step 2 impairment analysis, the fair value determined was allocated to the remaining assets and liabilities of the reporting unit. The focus of the Step 2 analysis was the fair valuation of the intangible assets, which include existing technology, customer relationships, and non-compete agreements. The resulting implied fair value of the Vista goodwill was $0.0 compared to the carrying value recorded for the reporting unit, $11.5 million. This $11.5 million shortfall was recorded in the third quarter as an impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statement of Income and Comprehensive Income. This goodwill impairment loss is described further in Note 7 Goodwill and Intangible Assets of the Notes to the Consolidated Financial Statements of this Form 10-K/A.
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

# 39

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

Applied Technology's results for the last two months of fiscal 2016 subsequent to November 30, the date of the annual impairment analysis, were substantially consistent with the forecast and no impairment indicators were noted in the fiscal fourth quarter.

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

# 40

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

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015 the FASB issued ASU No. 2015-15 "Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in ASU 2015-15, FASB adopted SEC staff comments that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 and 2015-15 are both effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter and ASU 2015-15 in fiscal 2016 third quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with the credit facility discussed further in Note 11 Financing Arrangements have been presented as an asset and are being amortized ratably over the term of the line of credit arrangement.

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

# 41

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

# 42

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

# 43

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may," "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company's largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in Item 1A., Risk Factors, of this Annual Report on Form 10-K/A. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

# 44

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

		Page
Management's Report on Internal Control Over Financial Reporting		46
Report of Independent Registered Public Accounting Firm		48
Consolidated Financial Statements
	Consolidated Balance Sheets	50
	Consolidated Statements of Income and Comprehensive Income	51
	Consolidated Statements of Shareholders' Equity	52
	Consolidated Statements of Cash Flows	53
	Notes to Consolidated Financial Statements	54
Quarterly Information (Unaudited) - included in Item 5		12

# 45

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended (the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2016 using the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has identified the following control deficiencies:

●	The Company’s controls relating to the response to the risks of material misstatement were not effectively designed. This material weakness contributed to the following additional material weaknesses.
●
The Company’s controls over the accounting for goodwill and long-lived assets, including finite-lived intangible assets, were not effectively designed and maintained, specifically, the controls related to the identification of the proper unit of account as well as the development and review of assumptions used in interim and annual impairment tests. This control deficiency resulted in the restatement of the Company’s financial statements for the three- and nine-month periods ended October 31, 2015 and the fiscal year ended January 31, 2016.

●
The Company’s controls related to the accounting for income taxes were not effectively designed and maintained, specifically the controls to assess that the income tax provision and related tax assets and liabilities are complete and accurate. This control deficiency resulted in adjustments to the income tax provision and related tax asset and liability accounts and related disclosures for the three- and nine-month periods ended October 31, 2015 and the fiscal year ended January 31, 2016.

●
The Company’s controls over the existence of inventories were not effectively designed and maintained. Specifically, the controls to monitor that inventory subject to the cycle count program was counted at the frequency levels and accuracy rates required under the Company’s policy, and the controls to verify the existence of inventory held at third-party locations were not effectively designed and maintained. These control deficiencies resulted in adjustments to inventory and cost of sales accounts and disclosures for the three- and nine-months ended October 31, 2015 and year ended January 31, 2016.

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

In Management’s Report on Internal Control Over Financial Reporting included in our Original Form 10-K for the year ended January 31, 2016, our management concluded that we maintained effective internal control over financial reporting as of January 31, 2016. Our management has subsequently concluded that the material weaknesses described above existed as of January 31, 2016. As a result, we have concluded we did not maintain effective internal control over financial reporting as of January 31,

# 46

2016, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

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

February 2, 2017

# 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries at January 31, 2016, 2015, and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of January 31, 2016. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to (i) the response to the risks of material misstatement, (ii) the accounting for goodwill and long-lived assets, including finite-lived intangible assets, (iii) the accounting for income taxes, (iv) the controls over the existence of inventories subject to the cycle count program and held at third party locations, and (v) the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting. Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (i) the response to the risks of material misstatement, (ii) the accounting for goodwill and long-lived assets, including finite-lived intangible assets, (iii) the accounting for income taxes, (iv) the controls over the existence of inventories subject to the cycle count program and held at third party locations, and (v) the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 8. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2016 consolidated financial statements to correct errors.

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

# 48

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 29, 2016, except for the effects of the restatement discussed in Note 2 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is February 2, 2017

# 49

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per-share amounts)

	As of January 31,
	2016 (As Restated)	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$33,782	$51,949	$52,987
Short-term investments	—	250	250
Accounts receivable, net	38,069	56,576	54,643
Inventories	45,839	55,152	54,865
Deferred income taxes	3,110	3,958	3,372
Other current assets	4,429	3,094	3,288
Total current assets	125,229	170,979	169,405

Property, plant and equipment, net	115,704	117,513	98,076
Goodwill	40,672	52,148	22,274
Amortizable intangible assets, net	12,956	18,490	8,156
Other assets	4,127	3,743	3,908
TOTAL ASSETS	$298,688	$362,873	$301,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,038	$11,545	$12,324
Accrued liabilities	12,042	19,187	16,248
Customer advances	739	1,111	1,247
Total current liabilities	18,819	31,843	29,819

Other liabilities	15,640	25,793	20,538

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,006; 66,947; and 65,318, respectively	67,006	66,947	65,318
Paid-in capital	53,907	53,237	10,556
Retained earnings	229,443	244,180	231,029
Accumulated other comprehensive loss	(3,501)	(5,849)	(2,179)
Less treasury stock at cost, 30,500; 28,897; and 28,897 shares, respectively	(82,700)	(53,362)	(53,362)
Total Raven Industries, Inc. shareholders' equity	264,155	305,153	251,362
Noncontrolling interest	74	84	100
Total shareholders' equity	264,229	305,237	251,462
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$298,688	$362,873	$301,819

The accompanying notes are an integral part of the consolidated financial statements.

# 50

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2016 (As Restated)	2015	2014
Net sales	$258,229	$378,153	$394,677
Cost of sales	191,255	274,907	275,323
Gross profit	66,974	103,246	119,354

Research and development expenses	14,686	17,440	16,576
Selling, general and administrative expenses	32,574	42,005	38,784
Goodwill impairment loss	11,497	—	—
Long-lived asset impairment loss	3,826	—	—
Operating income	4,391	43,801	63,994

Other (expense), net	(310)	(300)	(371)
Income before income taxes	4,081	43,501	63,623

Income tax (benefit) provision	(767)	11,705	20,721
Net income	4,848	31,796	42,902

Net income (loss) attributable to the noncontrolling interest	72	63	(1)

Net income attributable to Raven Industries, Inc.	$4,776	$31,733	$42,903

Net income per common share:
─ Basic	$0.13	$0.86	$1.18
─ Diluted	$0.13	$0.86	$1.17

Comprehensive income:
Net income	$4,848	$31,796	$42,902

Other comprehensive income (loss), net of tax:
Foreign currency translation	(729)	(1,466)	(424)
Postretirement benefits, net of income tax (expense) benefit of ($1,620), $1,187, and ($183), respectively	3,077	(2,204)	340
Other comprehensive income (loss), net of tax	2,348	(3,670)	(84)

Comprehensive income	7,196	28,126	42,818

Comprehensive income (loss) attributable to noncontrolling interest	72	63	(1)

Comprehensive income attributable to Raven Industries, Inc.	$7,124	$28,063	$42,819
The accompanying notes are an integral part of the consolidated financial statements.

# 51

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non-controlling Interest	Total Equity
			Shares	Cost
Balance January 31, 2013	$65,223	$5,885	28,897	$(53,362)	$205,695	$(2,095)	$221,346	$101	$221,447
Net income	—	—	—	—	42,903	—	42,903	(1)	42,902
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(84)	(84)	—	(84)
Cash dividends ($0.48 per share)	—	104	—	—	(17,569)	—	(17,465)	—	(17,465)
Shares issued on stock options exercised, net of shares withheld for employee taxes	95	70	—	—	—	—	165	—	165
Share-based compensation	—	4,198	—	—	—	—	4,198	—	4,198
Tax benefit from exercise of stock options	—	299	—	—	—	—	299	—	299
Balance January 31, 2014	65,318	10,556	28,897	(53,362)	231,029	(2,179)	251,362	100	251,462
Net income	—	—	—	—	31,733	—	31,733	63	31,796
Other comprehensive income (loss), net of income tax	—	—	—	—	—	(3,670)	(3,670)	—	(3,670)
Cash dividends ($0.50 per share)	—	142	—	—	(18,582)	—	(18,440)	—	(18,440)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(79)	(79)
Shares issued in connection with business combination (net of issuance costs of $38)	1,542	37,672	—	—	—	—	39,214	—	39,214
Director shares issued	18	(18)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	69	572	—	—	—	—	641	—	641
Share-based compensation	—	4,213	—	—	—	—	4,213	—	4,213
Tax benefit from exercise of stock options	—	100	—	—	—	—	100	—	100
Balance January 31, 2015	66,947	53,237	28,897	(53,362)	244,180	(5,849)	305,153	84	305,237
Net income	—	—	—	—	4,776	—	4,776	72	4,848
Other comprehensive income, net of income tax	—	—	—	—	—	2,348	2,348	—	2,348
Cash dividends ($0.52 per share)	—	169	—	—	(19,513)	—	(19,344)	—	(19,344)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(82)	(82)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)					(458)	—	(458)
Shares repurchased	—	—	1,603	(29,338)	—	—	(29,338)	—	(29,338)
Share-based compensation	—	2,311	—	—	—	—	2,311	—	2,311
Income tax impact related to share-based compensation	—	(1,231)	—	—	—	—	(1,231)	—	(1,231)
Balance January 31, 2016 (As Restated)	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
The accompanying notes are an integral part of the consolidated financial statements.

# 52

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2016 (As Restated)	2015	2014
OPERATING ACTIVITIES:
Net income	$4,848	$31,796	$42,902
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,856	14,761	12,449
Amortization of intangible assets	3,280	2,608	1,746
Goodwill impairment loss	11,497	—	—
Long-lived asset impairment loss	3,826	—	—
Change in fair value of acquisition-related contingent consideration	(1,488)	714	540
Income from equity investment	(83)	(28)	(116)
Deferred income taxes	(6,039)	(958)	623
Share-based compensation expense	2,311	4,213	4,198
Change in operating assets and liabilities	9,888	7,973	(10,449)
Other operating activities, net	2,112	(996)	943
Net cash provided by operating activities	44,008	60,083	52,836

INVESTING ACTIVITIES:
Capital expenditures	(13,046)	(17,041)	(30,701)
Proceeds (payments) related to business acquisitions	351	(12,472)	—
Proceeds from sale of short-term investments	250	500	—
Purchases of investments	(250)	(750)	(250)
Proceeds from sale of assets	2,124	—	—
Other investing activities, net	(503)	(223)	(664)
Net cash used in investing activities	(11,074)	(29,986)	(31,615)

FINANCING ACTIVITIES:
Dividends paid	(19,426)	(18,519)	(17,465)
Payments for common shares repurchased	(29,338)	—	—
Proceeds from revolving line of credit	—	2,127	—
Payment of revolving line of credit and acquisition-related debt	—	(14,116)	—
Payment of acquisition-related contingent liabilities	(814)	(533)	(353)
Debt issuance costs paid	(548)	—	—
Restricted stock units vested and issued	(458)	—	—
Employee stock option exercises net of tax benefit	(85)	702	464
Other financing activities, net	(15)	(326)	—
Net cash used in financing activities	(50,684)	(30,665)	(17,354)
Effect of exchange rate changes on cash	(417)	(470)	(233)
Net (decrease) increase in cash and cash equivalents	(18,167)	(1,038)	3,634
Cash and cash equivalents at beginning of year	51,949	52,987	49,353
Cash and cash equivalents at end of year	$33,782	$51,949	$52,987

The accompanying notes are an integral part of the consolidated financial statements.

# 53

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

# 54

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

# 55

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
For all acquisitions, the Company is required to measure the fair value of the net identifiable tangible and intangible assets acquired. In addition, the Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Fair value measurements associated with acquisitions, including acquisition-related contingent liabilities, are described in Note 6 Acquisition of and Investments in Businesses and Technologies.
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

# 56

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

# 57

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

# 58

(Dollars in thousands, except per-share amounts)

In April 2015 the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03). The amendments in ASU 2015-03 simplify the presentation of debt issuance costs and require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. In August 2015 the FASB issued ASU No. 2015-15 "Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements" (ASU 2015-15). The guidance in ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance, in ASU 2015-15, FASB adopted SEC staff comments that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. ASU 2015-03 and 2015-15 are both effective for fiscal years beginning after December 15, 2015. The amendments are required to be applied retrospectively to all prior periods presented and early adoption is permitted. The Company elected to early adopt ASU 2015-03 in fiscal 2016 first quarter and ASU 2015-15 in fiscal 2016 third quarter. Adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, or results of operations for the period since there were no prior period costs it applied to. Debt issuance costs associated with the credit facility discussed further in Note 11 Financing Arrangements have been presented as an asset and are being amortized ratably over the term of the line of credit arrangement.

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

# 59

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

# 60

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

NOTE 2	RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS

Management has identified certain financial statement errors as further described below.

Vista
In conjunction with the identification of the material weakness in internal controls related to the Company’s accounting for goodwill and long-lived assets, including finite-lived assets, the Company reassessed the impairment analysis of the Vista reporting unit that had been performed during the quarter ended October 31, 2015. Based on that reassessment, the Company concluded that there were errors in certain forecast assumptions and in the determination of the unit of account for long-lived asset impairment testing which resulted in a $3,813 understatement of impairment charges related to certain long-lived assets that should have been recorded in the quarter ended October 31, 2015. The Company has corrected this error by recording an impairment charge of $3,813, reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment adjustment, $3,259 was related to amortizable intangible assets related to radar technology, radar customers and patents and $554 was related to property, plant, and equipment. As a result of such errors and the incremental impairment charges in the quarter ended October 31, 2015, the Company has also recorded adjustments to reverse $378 and $95 of amortization and depreciation expense, respectively, and recorded an additional impairment charge to "Long-lived asset impairment loss" of $13 in the quarter and year ended January 31, 2016.

The Company also determined that the forecast assumption errors resulted in an understatement of the amount of goodwill impairment originally recognized in the quarter ended October 31, 2015 and that the tax-deductible goodwill of the Vista reporting unit should have been fully impaired as of that date. The Company has corrected this error by recording an additional goodwill impairment charge of $4,084.

In connection with the acquisition of Vista in 2012, the Company entered into an agreement to make annual payments based upon percentages of specific revenue streams for seven years after the acquisition date. In connection with the errors in the forecast assumptions noted above, the Company determined that there was also an error in determining the fair value of the acquisition-

# 61

(Dollars in thousands, except per-share amounts)

related contingent consideration liability in the quarter ended October 31, 2015. The Company has corrected this error by recording a reduction in the "Accrued liability" (acquisition-related contingent consideration) of $44, "Other liability" (acquisition-related contingent consideration) of $746, and "Cost of sales" of $790 for the quarter ended October 31, 2015. The Company also recorded an immaterial adjustment to "Cost of sales" of $23 in the fourth quarter ended January 31, 2016 to reverse the impact of the fiscal 2016 third quarter acquisition-related contingent consideration error noted above.

As a result of the material weakness in internal controls related to the Company’s monitoring of inventory existence, the Company identified a net $49 overstatement of the carrying value of inventory as of January 31, 2016. The Company has corrected the error by recognizing the net write-off of such inventory in the year ended January 31, 2016.

Other
The financial statements are also being adjusted to correct the income tax benefit for the impact of the goodwill, intangibles and acquisition-related contingent consideration liability and other error corrections noted above, as well as to correct for other tax accounting errors. The aggregate impact of tax accounting errors resulted in a $2,988 reduction of “Income tax (benefit) provision”, a reduction “Other Current Assets” (income tax receivable) of $455, a reduction of “Other Liabilities” (deferred income taxes) of $2,179, a reduction of "Other liabilities" (uncertain tax positions) of $340, and a $923 reduction of "Paid-in capital" as of and for the year ended January 31, 2016.

The effects of the restatement on the Company's consolidated balance sheets as of January 31, 2016 are as follows (in thousands):

	January 31, 2016
Consolidated Balance Sheet:	As Previously Reported	Restatement Adjustments	As Restated
Inventories	$45,888	$(49)	$45,839
Other current assets	4,884	(455)	4,429
Total current assets	125,733	(504)	125,229
Property, plant and equipment, net	116,162	(458)	115,704
Goodwill	44,756	(4,084)	40,672
Amortizable intangible assets, net	15,832	(2,876)	12,956
Total assets	306,610	(7,922)	298,688
Other liabilities	18,926	(3,286)	15,640
Paid-in capital	54,830	(923)	53,907
Retained earnings	233,156	(3,713)	229,443
Total Raven Industries, Inc. shareholders' equity	268,791	(4,636)	264,155
Total shareholders' equity	268,865	(4,636)	264,229
Total liabilities and shareholders' equity	306,610	(7,922)	298,688

# 62

(Dollars in thousands, except per-share amounts)

The effects of the restatement on the Company's consolidated statements of income and comprehensive income for the year ended January 31, 2016 are as follows (in thousands):

	Year Ended January 31, 2016
Consolidated Statements of Income and Comprehensive Income:	As Previously Reported	Restatement Adjustments	As Restated
Cost of sales	$192,444	$(1,189)	$191,255
Gross profit	65,785	1,189	66,974
Selling, general and administrative expenses	32,594	(20)	32,574
Goodwill impairment loss	7,413	4,084	11,497
Long-lived asset impairment loss	—	3,826	3,826
Operating income	11,092	(6,701)	4,391
Income before income taxes	10,782	(6,701)	4,081
Income taxes (benefit) provision	2,221	(2,988)	(767)
Net income	8,561	(3,713)	4,848
Net income attributable to Raven Industries, Inc.	8,489	(3,713)	4,776
Net income per common share:
─ Basic	$0.23	$(0.10)	$0.13
─ Diluted	$0.23	$(0.10)	$0.13

Comprehensive income	10,909	(3,713)	7,196
Comprehensive income attributable to Raven Industries, Inc.	10,837	(3,713)	7,124

The effects of the restatement on the Company's consolidated statements of shareholders' equity as of or for the year ended January 31, 2016 are as follows (in thousands):

	Year Ended January 31, 2016
Consolidated Statements of Shareholders' Equity:	As Previously Reported	Restatement Adjustments	As Restated
Net income	$8,561	$(3,713)	$4,848
Income tax impact related to share-based compensation	(308)	(923)	(1,231)
Total shareholders' equity as of January 31, 2016	268,865	(4,636)	264,229

The effects of the restatement on the Net cash provided by operating activities of our consolidated statements of cash flows for the year ended January 31, 2016 are as follows (in thousands):

	Year Ended January 31, 2016
Consolidated Statements of Cash Flows:	As Previously Reported	Restatement Adjustments	As Restated
Net income	$8,561	$(3,713)	$4,848
Depreciation	13,951	(95)	13,856
Amortization of intangible assets	3,658	(378)	3,280
Goodwill impairment loss	7,413	4,084	11,497
Long-lived asset impairment loss	—	3,826	3,826
Change in fair value of acquisition-related contingent consideration	(721)	(767)	(1,488)
Deferred income taxes	(3,021)	(3,018)	(6,039)
Change in operating assets and liabilities	9,847	41	9,888
Other operating activities, net	2,092	20	2,112
Net cash provided by operating activities	44,008	—	44,008

# 63

(Dollars in thousands, except per-share amounts)

There were no impacts to Net cash used in investing activities or Net cash used in financing activities within our consolidated statement of cash flows nor was there an impact on the Net (decrease) increase in cash and cash equivalents resulting from restatement.

The impacts of the restatements have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

As a result of the restatement of the Company's Quarterly Report on Form 10-Q for the three and nine months ended October 31, 2015 and for the fiscal year ended January 31, 2016 on this Form 10-K/A, the Company has been unable to timely file its Quarterly Reports on Form 10-Q for the three and six months ended July 31, 2016 and the three and nine months ended October 31, 2016, and, therefore, the Company is currently non-compliant with NASDAQ Listing Rule 5250( c)(1). In addition, the Company has requested and received covenant waivers from its lender related to its credit agreement due to its late filing of financial statement information during fiscal 2017.

# 64

(Dollars in thousands, except per-share amounts)

NOTE 3	SELECTED BALANCE SHEET INFORMATION

Following are the components of selected balance sheet items:

	As of January 31,
	2016 (As Restated)	2015	2014
Accounts receivable, net:
Trade accounts	$39,103	$56,895	$54,962
Allowance for doubtful accounts	(1,034)	(319)	(319)
	$38,069	$56,576	$54,643
Inventories:
Finished goods	$4,896	$8,127	$7,232
In process	1,845	1,317	2,131
Materials	39,098	45,708	45,502
	$45,839	$55,152	$54,865
Other current assets:
Insurance policy benefit	$716	$733	$733
Federal income tax receivable	1,721	713	1,197
Prepaid expenses and other	1,992	1,648	1,358
	$4,429	$3,094	$3,288
Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,246	$2,077
Buildings and improvements	77,827	78,140	66,278
Machinery and equipment	140,996	131,766	114,345
Accumulated depreciation	(106,419)	(96,545)	(84,624)
Accumulated impairment losses	(554)	$—	$—
	$114,904	$116,607	$98,076

Held for sale:
Land	$244	$11	$—
Buildings and improvements	1,595	1,522	—
Machinery and equipment	329	—	—
Accumulated depreciation	(1,368)	(627)	—
	800	906	—
	$115,704	$117,513	$98,076
Other assets:
Investment in affiliate	$2,805	$3,217	$3,684
Other	1,322	526	224
	$4,127	$3,743	$3,908
Accrued liabilities:
Salaries and related	$1,883	$4,063	$2,210
Benefits	3,864	5,001	5,538
Insurance obligations	1,730	1,590	1,598
Warranties	1,835	3,120	2,525
Income taxes	475	536	362
Other taxes	1,117	1,240	1,097
Acquisition-related contingent consideration	407	1,375	890
Other	731	2,262	2,028
	$12,042	$19,187	$16,248
Other liabilities:
Postretirement benefits	$7,662	$11,812	$7,998
Acquisition-related contingent consideration	1,732	3,631	2,457
Deferred income taxes	3,247	7,091	3,526
Uncertain tax positions	2,999	3,259	6,557
	$15,640	$25,793	$20,538

# 65

(Dollars in thousands, except per-share amounts)

NOTE 4	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
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

NOTE 5	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2016 (As Restated)	2015	2014
Changes in operating assets and liabilities:
Accounts receivable	$16,847	$4,699	$1,297
Inventories	7,564	6,753	(9,190)
Prepaid expenses and other assets	(111)	195	(239)
Accounts payable	(5,059)	(3,578)	(994)
Accrued and other liabilities	(8,985)	48	(1,150)
Customer advances	(368)	(144)	(173)
	$9,888	$7,973	$(10,449)

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$6,558	$14,011	$20,002
Interest paid	$129	$160	$—

Significant non-cash transactions:
Issuance of common stock for business acquisition	$—	$39,252	$—
Capital expenditures included in accounts payable	$161	$564	$1,083
Capital expenditures converted from inventory	$1,036	$491	$418

# 66

(Dollars in thousands, except per-share amounts)

NOTE 6	ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
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

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. The fair value of the goodwill recorded as part of the purchase price allocation was $27,422. None of this goodwill is tax deductible. Goodwill resulting from this business combination is largely attributable to the experienced workforce of the acquired business and synergies expected to arise after integration of Integra products and operations into Engineered Films. Identifiable intangible assets acquired as part of the acquisition included definite-lived intangibles for customer relationships and other intangibles valued at $10,000 and $200, respectively. These intangible assets are being amortized using the straight-line method over their estimated useful life as follows: customer relationships - twelve years and other intangibles - two years. Liabilities assumed from Integra included a revolving line of credit and long-term notes with Wells Fargo Bank N.A. (Wells Fargo). The Company has a related party relationship with Wells Fargo described in Note 11 Financing Arrangements. This debt was repaid by the Company in fiscal 2015 and there was no debt outstanding at January 31, 2015.

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

# 67

(Dollars in thousands, except per-share amounts)

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

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value acquired over the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $3,250, none of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $2,104, and included definite-lived intangibles, such as customer relationships and proprietary technology. Amortization is being computed over the estimated useful life using the undiscounted cash flows method as follows: twelve years for customer relationships and five years for proprietary technology. Liabilities acquired included debts to the former owners, a long-term note with a third-party bank, and deferred income taxes. As further described in Note 11 Financing Arrangements, this debt was repaid by the Company and there was no debt outstanding at January 31, 2015.

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

As a result of the triggering event that occurred in fiscal 2016 third quarter described in Note 7 Goodwill and Intangible Assets, the Company performed both a Step 1 and Step 2 impairment analysis for the Vista reporting unit. The results of these analyses are also more fully described in Note 7 Goodwill and Intangible Assets. The Company evaluated the fair value of the remaining assets and liabilities including acquisition-related contingent consideration. This analysis included a reduction of $2,273 in the fair value of this contingent consideration which was recognized in "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended October 31, 2015 and the twelve-month period ended January 31, 2016.

# 68

(Dollars in thousands, except per-share amounts)

The fair value of these contingent considerations at January 31, 2016 was $560, of which $78 was classified in "Accrued liabilities" and $482 as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2015, the fair value of the contingent consideration for the Vista acquisition was $2,989 of which $554 was classified in "Accrued liabilities" and $2,435 as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2014, the fair value of the contingent consideration for the Vista acquisition was $3,347, of which $890 was classified in “Accrued liabilities” and $2,457 as “Other liabilities” in the Consolidated Balance Sheet. These fair values were estimated using forecasted discounted cash flows. The Company has paid a total of $1,392 of this potential earn-out liability including $585, $454, and $353 in earn-out payments in fiscal year 2016, 2015, and 2014, respectively.

Equity Method Investment SST
The Company’s owned interest of approximately 22% in SST is accounted for using the equity method. SST is a privately-held agricultural software development and information services provider. Raven and SST are strategically aligned to provide customers with simple, more efficient ways to move and manage data in the precision agriculture market.

Changes in the net carrying value of the investment in SST were as follows:

	As of January 31,
	2016	2015	2014
Balance at beginning of year	$3,217	$3,684	$4,063
Income from equity investment	83	28	116
Amortization of intangible assets	(495)	(495)	(495)
Balance at end of year	$2,805	$3,217	$3,684

NOTE 7	GOODWILL AND INTANGIBLE ASSETS

Goodwill
For goodwill, the Company performs impairment reviews by reporting unit which are determined to be Engineered Films Division, Applied Technology Divisions, and two separate reporting units in the Aerostar Division, one of which is Vista and one of which is all other Aerostar operations (Aerostar excluding Vista).

The changes in the carrying amount of goodwill by reporting unit are shown below:

	Applied Technology	Engineered Films	Aerostar (exc. Vista)	Vista (As Restated)	Total (As Restated)
Balance at January 31, 2013	$9,892	$96	$789	$11,497	$22,274
Balance at January 31, 2014	9,892	96	789	11,497	22,274
Acquired goodwill	3,250	27,216	—	—	30,466
Foreign currency translation adjustment	(592)	—	—	—	(592)
Balance at January 31, 2015	12,550	27,312	789	11,497	52,148
Purchase price adjustment to acquired goodwill(a)	—	206	—	—	206
Goodwill disposed from sale of business	(69)	—	—	—	(69)
Goodwill impairment loss	—	—	—	(11,497)	(11,497)
Foreign currency translation adjustment	(116)	—	—	—	(116)
Balance at January 31, 2016	$12,365	$27,518	$789	$—	$40,672
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

# 69

(Dollars in thousands, except per-share amounts)

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

Goodwill Impairment Loss
In the fiscal 2016 third quarter the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar division. The triggering event was caused by the lowering of financial expectations for sales and operating income of the reporting unit due to delays and uncertainties regarding the reporting unit’s pursuit of large international opportunities. Despite the Company having a pre-authorization letter from the prime contractor and being in negotiations on a large international contract through the fiscal 2016 second quarter, the contract did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. In addition, the Company made a change in the executive leadership of the reporting unit during the third quarter. The Step 1 impairment analysis was completed using fair value techniques as of October 31, 2015. In determining the estimated fair value of the Vista reporting unit, the Company was required to make assumptions and estimate a number of factors, including projected revenue growth rates (particularly those related to being successful in being awarded large, international contracts and the timing thereof), operating profit margin percentage, and the discount rate. On the basis of these estimates, the October 31, 2015 analysis indicated that the estimated fair value of the Vista reporting unit was less than the carrying value. The carrying value exceeded the estimated fair value by approximately $13,986, or 63.6%.
Pursuant to the applicable accounting guidance, the Company performed a Step 2 impairment analysis. In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the reporting unit. Based on this Step 2 impairment analysis the resulting implied fair value of the Vista goodwill was determined to have no value compared to the carrying value recorded for the reporting unit, $11,497. In the fiscal 2016 third quarter $11,497 of an impairment charge to operating income was reported as "Goodwill impairment loss" in the Consolidated Statements of Income and Comprehensive Income.
Goodwill gross of accumulated impairment losses at January 31, 2016, 2015, and 2014 was $52,169, $52,148, and $22,274, respectively. Goodwill net of accumulated impairment losses at January 31, 2016, 2015 and 2014 was $40,672, $52,148, and $22,274, respectively.
Intangible Assets
Long-lived Intangibles Impairment Loss
Pursuant to the applicable accounting guidance, the Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other groups of assets) are one level below the Vista reporting unit. For Vista, these levels were determined to be an asset group identified for the client private business (CP), or government contracting, and a second group for radar products and services (Radar). While these groups have financial dependence on each other and enable the other to operate in their respective markets of focus, there is little strategic or business interdependence. The two groups have few shared resources, assets or facilities, and long-lived assets are readily identifiable for each asset group. Based on the reassessment of the forecasts of cash flows and these asset groupings, the Company concluded that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets, were impaired as of October 31, 2015.

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

In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting implied fair value of the Radar asset group long-lived assets was $103 compared to the carrying value of $3,916 for the asset group. The shortfall of $3,813 was recorded in the third quarter of fiscal 2016 as an impairment charge to operating

# 70

(Dollars in thousands, except per-share amounts)

income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment of $3,813, $3,154 was related to amortizable intangible assets related to radar technology and radar customers, $554 was related to property, plant, and equipment, and $105 was related to patents. In addition, expenditures of $13 for additional patents related to the Radar asset group in the fiscal 2016 fourth quarter were also considered to have been impaired. The carrying value was fully impaired in the third quarter of fiscal 2016.

There were no long-lived asset impairment losses reported in fiscal year 2015 or 2014.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2016			2015			2014
		Accumulated			Accumulated			Accumulated
	Amount (As Restated)	Amortization (As Restated)	Net (As Restated)	Amount	Amortization	Net	Amount	Amortization	Net
Existing technology	$7,144	$(6,265)	$879	$8,870	$(5,239)	$3,631	$7,840	$(4,164)	$3,676
Customer relationships	12,628	(2,641)	9,987	14,128	(1,271)	12,857	3,494	(525)	2,969
Other intangibles	3,967	(1,877)	2,090	3,657	(1,655)	2,002	2,891	(1,380)	1,511
Total	$23,739	$(10,783)	$12,956	$26,655	$(8,165)	$18,490	$14,225	$(6,069)	$8,156

The estimated future amortization expense for these definite-lived intangible assets, as well as definite-lived intangible assets held by SST, during the next five years is as follows:

	2017	2018	2019	2020	2021
Estimated amortization expense (As Restated)	$2,081	$1,819	$1,704	$1,456	$1,060

NOTE 8	EMPLOYEE POSTRETIREMENT BENEFITS

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

# 71

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

# 72

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

The Company expects to make $329 in postretirement medical and other benefit payments in fiscal 2017. The following postretirement other than pension benefit payments, which reflect expected future service as appropriate, are expected to be paid:

Fiscal	2017	$329
Fiscal	2018	350
Fiscal	2019	352
Fiscal	2020	347
Fiscal	2021 - 2025	2,299

# 73

(Dollars in thousands, except per-share amounts)

NOTE 9	WARRANTIES

Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2016	2015	2014
Beginning balance	$3,120	$2,525	$1,888
Acquired	—	50	—
Accrual for warranties	1,945	3,467	4,561
Settlements made	(3,230)	(2,922)	(3,924)
Ending balance	$1,835	$3,120	$2,525

NOTE 10	INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2016 (As Restated)	2015	2014
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of U.S. federal tax benefit	(2.8)	(0.3)	1.5
Tax credit for research activities	(24.2)	(3.9)	(1.2)
Tax benefit on qualified production activities	(13.7)	(3.6)	(2.9)
Tax benefit on insurance premiums	(10.3)	(1.0)	—
Change in uncertain tax positions	1.8	—	—
Foreign tax rate difference	(2.9)	0.4	0.1
Other, net	(1.7)	0.3	0.1
	(18.8)%	26.9%	32.6%

The decrease in the fiscal 2016 effective rate is primarily due to the combination of a significantly lower book income year-over-year, a $560 tax benefit for qualified production activities, and a $989 tax benefit from the R&D tax credit extension passed by Congress in fiscal 2016. The qualified production deduction is based on estimated taxable income. Tax deductible goodwill and long-lived asset impairments of $14,756 in fiscal 2016 resulted in a deferred tax benefit for financial reporting purposes and a higher estimated taxable income due to the longer period of tax amortization.

The effective tax rate for fiscal 2015 was impacted favorably by recognition of a $776 research and development tax credit based upon a tax study undertaken for fiscal years 2011 through 2014. The Company also recorded a $963 discrete tax benefit in fiscal 2015 after reaching a favorable tax settlement with a state tax authority on a previously recorded uncertain tax position.

Significant components of the Company's income tax (benefit) provision were as follows:

	For the years ended January 31,
	2016 (As Restated)	2015	2014
Income taxes:
Currently payable	$5,272	$12,663	$20,098
Deferred (benefit) expense	(6,039)	(958)	623
	$(767)	$11,705	$20,721

# 74

(Dollars in thousands, except per-share amounts)

Deferred Tax Assets
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2016 (As Restated)	2015	2014
Current deferred tax assets:
Accounts receivable	$355	$194	$111
Inventories	602	873	583
Accrued vacation	836	940	1,032
Insurance obligations	350	271	276
Accrued benefit liabilities	99	261	291
Warranty obligations	670	1,225	898
Other accrued liabilities	198	194	181
	3,110	3,958	3,372

Non-current deferred tax assets (liabilities):
Postretirement benefits	2,797	4,243	2,799
Depreciation and amortization	(9,886)	(16,099)	(11,522)
Uncertain tax positions	896	1,002	2,219
Share-based compensation	3,613	4,410	3,196
Other	(667)	(647)	(218)
	(3,247)	(7,091)	(3,526)
Net deferred tax (liability)	$(137)	$(3,133)	$(154)

Pre-tax book income (loss) for the U.S. companies and the foreign subsidiaries was $3,279 and $802, respectively. As of January 31, 2016, undistributed earnings of $1,975 of the Canadian and European subsidiaries and were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $319 net of foreign tax credits.

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2016 (As Restated)	2015	2014
Gross unrecognized tax benefits at beginning of year	$2,307	$4,660	$4,213
Increases in tax positions related to the current year	395	909	795
Decreases as a result of lapses in applicable statutes of limitation	(375)	(393)	(348)
Tax settlement with tax authorities	—	(2,869)	—
Gross unrecognized tax benefits at end of year	$2,327	$2,307	$4,660

Fiscal year 2016 changes to uncertain tax positions related to prior years resulted from lapses of applicable statutes of limitation and fiscal year 2015 included a favorable settlement reached with a state tax authority. The total unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate were $1,655, $1,617, and $3,029 as of January 31, 2016, 2015, and 2014, respectively. The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2016, 2015, and 2014, accrued interest and penalties were $672, $952, and $1,897, respectively.

The Company files tax returns, including returns for its subsidiaries, with various federal, state, and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2016, federal tax returns filed in the U.S., Canada and Switzerland for fiscal years ended January 31, 2010 through January 31, 2015 remain subject to examination

# 75

(Dollars in thousands, except per-share amounts)

by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2008 through January 31, 2015 remain subject to examination by state and local tax authorities.

NOTE 11	FINANCING ARRANGEMENTS
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

There were no borrowings outstanding under either credit agreement for any of the fiscal periods covered by this Annual Report on Form 10-K/A. There have been no borrowings under either credit agreement in the last three fiscal years. The Company is in compliance with all financial covenants set forth in the Credit Agreement.

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

# 76

(Dollars in thousands, except per-share amounts)

The Company leases certain vehicles, equipment, and facilities under operating leases. Total rent and lease expense was $2,095, $1,977 and $2,395 in fiscal 2016, 2015, and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

	2017	2018	2019	2020	2021	Thereafter
Minimum lease payments	$1,661	$1,394	$1,126	$1,150	$1,179	$—

NOTE 12	CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that the ultimate outcome of these matters is not expected to be material to the Company’s results of operations, financial position, or cash flows.

NOTE 13	RESTRUCTURING COSTS

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

# 77

(Dollars in thousands, except per-share amounts)

NOTE 14	SHARE-BASED COMPENSATION

At January 31, 2016, the Company had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2016	2015	2014
Share-based compensation cost	$2,311	$4,213	$4,198
Tax benefit	819	1,504	1,460

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

# 78

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

# 79

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

Outstanding stock units as of January 31, 2016 and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2015	69,347	$21.44
Granted	18,721	19.23
Deferred retainers	3,120	19.23
Dividends	2,546	17.67
Outstanding, January 31, 2016	93,734	$20.82

NOTE 15	NET INCOME PER SHARE

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

# 80

(Dollars in thousands, except per-share amounts)

The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	For the years ended January 31,
	2016	2015	2014
Anti-dilutive options and restricted stock units	1,107,733	781,988	577,213

The computation of earnings per share is presented below:

	For the years ended January 31,
	2016 (As Restated)	2015	2014
Numerator:
Net income attributable to Raven Industries, Inc.	$4,776	$31,733	$42,903

Denominator:
Weighted average common shares outstanding	37,237,717	36,859,026	36,379,356
Weighted average stock units outstanding	86,745	69,484	67,724
Denominator for basic calculation	37,324,462	36,928,510	36,447,080

Weighted average common shares outstanding	37,237,717	36,859,026	36,379,356
Weighted average stock units outstanding	86,745	69,484	67,724
Dilutive impact of stock options and RSUs	75,481	174,784	198,295
Denominator for diluted calculation	37,399,943	37,103,294	36,645,375

Net income per share - basic	$0.13	$0.86	$1.18
Net income per share - diluted	$0.13	$0.86	$1.17

NOTE 16	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

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

# 81

(Dollars in thousands, except per-share amounts)

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

# 82

(Dollars in thousands, except per-share amounts)

Business segment information is as follows:
	For the years ended January 31,
	2016 (As Restated)(a)	2015	2014
APPLIED TECHNOLOGY DIVISION
Sales	$92,599	$142,154	$170,461
Operating income(a)	18,319	34,557	57,000
Assets(b)	65,490	88,764	93,395
Capital expenditures	664	3,478	9,324
Depreciation and amortization	4,428	5,569	4,332
ENGINEERED FILMS DIVISION
Sales	$129,465	$166,634	$147,620
Operating income	17,892	21,802	18,154
Assets(b)	134,942	140,023	71,602
Capital expenditures	10,780	8,241	6,681
Depreciation and amortization	7,735	6,096	5,808
AEROSTAR DIVISION (as restated)
Sales	$36,368	$80,772	$90,605
Operating income(c)	(14,801)	8,983	7,816
Assets(b)	32,689	59,274	63,017
Capital expenditures	941	2,799	7,507
Depreciation and amortization	3,297	3,474	2,616
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	(8)	(231)	(386)
Engineered Films Division	(195)	(652)	(505)
Aerostar Division	—	(10,524)	(13,118)
Operating income	91	163	(111)
Assets	(57)	(148)	(311)
REPORTABLE SEGMENTS TOTAL (as restated)
Sales	$258,229	$378,153	$394,677
Operating income	21,501	65,505	82,859
Assets	233,064	287,913	227,703
Capital expenditures	12,385	14,518	23,512
Depreciation and amortization	15,460	15,139	12,756
CORPORATE & OTHER (as restated)
Operating (loss) from administrative expenses	$(17,110)	$(21,704)	$(18,865)
Assets(b)(d)	65,624	74,960	74,116
Capital expenditures	661	2,523	7,189
Depreciation and amortization	1,676	2,230	1,439
TOTAL COMPANY (as restated)
Sales	$258,229	$378,153	$394,677
Operating income	4,391	43,801	63,994
Assets	298,688	362,873	301,819
Capital expenditures	13,046	17,041	30,701
Depreciation and amortization	17,136	17,369	14,195
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
(c) The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $11,497, a long-lived asset impairment loss of $3,826, and a $2,273 reduction of an acquisition-related contingent liability for Vista as a result of changes in expected sales and cash flows.
(d) Assets are principally cash, investments, deferred taxes, and other receivables.

# 83

(Dollars in thousands, except per-share amounts)

No customers accounted for 10% or more of consolidated sales in fiscal 2016. Sales to a customer of the Engineered Films segment accounted for 14% and 13% of consolidated sales in fiscal years 2015 and 2014, respectively, and accounted for 5% and 2% of consolidated accounts receivable at January 31, 2015 and 2014, respectively.

Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2016	2015	2014
Canada	$11,789	$14,432	$16,141
Europe	10,526	8,243	4,131
Latin America	2,676	9,921	22,124
Other foreign sales	2,858	4,239	3,497
Total foreign sales	27,849	36,835	45,893
United States	230,380	341,318	348,784
	$258,229	$378,153	$394,677

NOTE 17	SUBSEQUENT EVENTS

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place and described more fully in Part II Item 5. Market For Registrant's Common Equity, Related Shareholder Matters And Issuer Purchases Of Equity Securities of this Form 10-K/A.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In connection with filing of the Original Form 10-K on March 29, 2016 our CEO and our CFO concluded that, as of the end of the period covered by the report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the Original Form 10-K filed on March 29, 2016, our CEO and our CFO re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of January 31, 2016 due to the material weaknesses in our internal control over financial reporting described in "Management’s Report on Internal Control over Financial Reporting" appearing in Part II. Item 8.

Notwithstanding the existence of the material weaknesses described in Management's Report on Internal Control Over Financial Reporting appearing under Item 8, management has concluded that the restated consolidated financial statements included in this Amendment No. 1 to the Annual Report on Form 10-K present fairly, in all material respects, our consolidated financial position,

# 84

results of operations and cash flows for the periods presented herein in conformity with accounting principles generally accepted in the United States of America.

Management's Report on Internal Control Over Financial Reporting
Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned "Management's Report on Internal Control Over Financial Reporting (Restated)" and "Report of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Management’s Remediation Initiatives
The Company is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the control deficiencies that gave rise to the material weaknesses. These remediation efforts, summarized below, which are in the process of being implemented, are intended to address the identified material weaknesses and to enhance our overall financial reporting control environment.

With the oversight of the Company’s Audit Committee, management is taking steps intended to address the underlying causes of the material weaknesses identified in Management's Report on Internal Control Over Financial Reporting appearing in Part II, Item 8, primarily through the following remediation activities:

•	Controls relating to the response to the risks of material misstatement

◦
We have engaged third-party accounting resources to help management plan for remediation of the identified material weaknesses and evaluate and enhance our risk assessment in our internal controls over financial reporting.

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

# 85

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors or potential fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

# 86

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

# 87

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

10.1
Amended and Restated Change in Control Agreements between Raven Industries, Inc. and the following senior executive officers: Daniel A. Rykhus, Steven E. Brazones, Stephanie Herseth Sandlin, Anthony D. Schmidt, Brian E. Meyer, and Janet L. Matthiesen dated as of March 28, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company's 10-K filed March 29, 2016). †

10.2
Amended and Restated Change in Control Agreements between Raven Industries, Inc. and the following senior executives: Lon E. Stroschein and Scott W. Wickersham dated as of March 28, 2016 (incorporated herein by reference to Exhibit 10.2 of the Company's 10-K filed March 29, 2016). †

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

# 88

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

# 89

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ Daniel A. Rykhus
Daniel A. Rykhus
President and Chief Executive Officer

Date: February 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel A. Rykhus
Daniel A. Rykhus
President and Chief Executive Officer
(principal executive officer) and Director

/s/ Steven E. Brazones	/s/ Kevin T. Kirby
Steven E. Brazones	Kevin T. Kirby
Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

/s/ Thomas S. Everist	/s/ Marc E. Lebaron
Thomas S. Everist	Marc E. LeBaron
Chairman of the Board	Director

/s/ Jason M. Andringa	/s/ Heather A. Wilson
Jason M. Andringa	Heather A. Wilson
Director	Director

/s/ Mark E. Griffin
Mark E. Griffin
Director

February 2, 2017

# 90

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

# 91