Form 10-Q/A
period 2016-04-30
RAVEN INDUSTRIES INC
filed 2017-02-06
CIK 82166

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this Amendment) amends the Quarterly Report on Form 10-Q for the three months ended April 30, 2016 originally filed with the Securities and Exchange Commission (SEC) on May 27, 2016 (the Original Filing) by Raven Industries, Inc. (the Company).

Restatement
As further discussed in Note 2 to our unaudited consolidated financial statements in Part I, Item 1. "Financial Statements" of this Quarterly Report on Form 10-Q/A subsequent to the issuance of the Original Filing, we and our Audit Committee concluded that we should restate our previously issued unaudited consolidated financial statements to correct errors related to (i) reversal of amortization and depreciation expenses related to certain intangibles and long lived assets in our Vista reporting unit that were considered impaired as part of our restated results for the year-ended January 31, 2016, (ii) correct the balances associated with goodwill, long-lived assets, certain intangibles & acquisition related contingent liability related to Vista reporting unit that were restated in connection with the restated results as of January 31, 2016, and (iii) current income tax accounting as well as to correct balances associated with accrued liabilities, other liabilities, and additional paid-in capital that were adjusted for tax related errors in connection with the restated results as of January 31, 2016. In connection with the restatement, the Company also recorded adjustments for certain other errors which management had previously concluded were immaterial.

Disclosure Controls and Procedures
Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2016. As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting which existed at that date. For a description of the material weaknesses in internal control over financial reporting and actions taken, and to be taken, to address the material weaknesses, see Part 1, Item 4. "Controls and Procedures" of this Amended Quarterly Report on form 10-Q/A.

Amendment
Accordingly, the purpose of this Amendment is to (i) restate our previously issued consolidated financial statements and related disclosures in Part I, Item 1. "Financial Statements" for the three months ended April 30, 2016 as well as related disclosures in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," to reflect the correction of the errors described above and which were described in the Company’s Form 8-K filed with the SEC on November 23, 2016, and (ii) to amend and restate in its entirety Part I, Item 4. "Controls and Procedures" of the Original Filing to reflect the conclusions by the Company’s management that internal control over financial reporting and disclosure controls and procedures were not effective as of April 30, 2016 due to the identification of the material weaknesses which resulted in the errors described above and which were described in the Company’s Form 8-K filed with the SEC on November 23, 2016.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above.

The Company also filed an amendment to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2016, originally filed with the SEC on March 29, 2016, to restate the Company's previously issued audited consolidated financial statements for the fiscal year ended January 31, 2016 to correct the errors referenced above. The Company restated management's report on internal control over financial reporting and its evaluation of disclosure controls and procedures and received an adverse opinion on the internal control over financial reporting as of January 31, 2016 from its independent registered public accounting firm, PricewaterhouseCoopers LLP.

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

In accordance with applicable SEC rules, this Amended Report includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 from our Chief Executive Officer and Chief Financial Officer dated as of the filing of this Amended Report.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	April 30, 2016 (As Restated)	January 31, 2016	April 30, 2015
ASSETS
Current assets
Cash and cash equivalents	$32,790	$33,782	$47,452
Short-term investments	—	—	250
Accounts receivable, net	41,013	38,069	45,233
Inventories	46,901	45,839	58,981
Deferred income taxes	—	3,110	3,581
Other current assets	4,889	4,429	6,361
Total current assets	125,593	125,229	161,858

Property, plant and equipment, net	113,374	115,704	118,429
Goodwill	40,816	40,672	52,216
Amortizable intangible assets, net	13,142	12,956	17,735
Other assets	4,245	4,127	4,359
TOTAL ASSETS	$297,170	$298,688	$354,597

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,356	$6,038	$9,123
Accrued liabilities	12,703	12,042	16,735
Customer advances	809	739	1,008
Total current liabilities	22,868	18,819	26,866

Other liabilities	14,439	15,640	25,581

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,041; 67,006; and 66,999, respectively	67,041	67,006	66,999
Paid-in capital	53,832	53,907	53,275
Retained earnings	230,207	229,443	244,055
Accumulated other comprehensive loss	(2,891)	(3,501)	(5,863)
Treasury stock at cost, 30,882; 30,500; and 29,047 shares, respectively	(88,402)	(82,700)	(56,406)
Total Raven Industries, Inc. shareholders' equity	259,787	264,155	302,060
Noncontrolling interest	76	74	90
Total shareholders' equity	259,863	264,229	302,150
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,170	$298,688	$354,597

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Dollars in thousands, except per-share data)	April 30, 2016 (As Restated)	April 30, 2015
Net sales	$68,360	$70,273
Cost of sales	48,243	49,914
Gross profit	20,117	20,359

Research and development expenses	4,409	3,536
Selling, general, and administrative expenses	7,658	9,609
Operating income	8,050	7,214

Other (expense), net	(97)	(44)
Income before income taxes	7,953	7,170

Income taxes	2,434	2,309
Net income	5,519	4,861

Net income attributable to the noncontrolling interest	2	6

Net income attributable to Raven Industries, Inc.	$5,517	$4,855

Net income per common share:
─ Basic	$0.15	$0.13
─ Diluted	$0.15	$0.13

Cash dividends paid per common share	$0.13	$0.13

Comprehensive income:
Net income	$5,519	$4,861

Other comprehensive income, net of tax:
Foreign currency translation	612	(69)
Postretirement benefits, net of income tax (expense) benefit of $(1) and $29, respectively	(2)	55
Other comprehensive income, net of tax	610	(14)

Comprehensive income	6,129	4,847

Comprehensive income attributable to noncontrolling interest	2	6

Comprehensive income attributable to Raven Industries, Inc.	$6,127	$4,841

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	4,855	—	4,855	6	4,861
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(69)	(69)	—	(69)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $29	—	—	—	—	—	55	55	—	55
Cash dividends ($0.13 per share)	—	40	—	—	(4,980)	—	(4,940)	—	(4,940)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	150	(3,044)	—	—	(3,044)	—	(3,044)
Share-based compensation	—	752	—	—	—	—	752	—	752
Income tax impact related to share-based compensation	—	(229)	—	—	—	—	(229)	—	(229)
Balance April 30, 2015	$66,999	$53,275	29,047	$(56,406)	$244,055	$(5,863)	$302,060	$90	$302,150

Balance January 31, 2016	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
Net income	—	—	—	—	5,517	—	5,517	2	5,519
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	612	612	—	612
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($1)	—	—	—	—	—	(2)	(2)	—	(2)
Cash dividends ($0.13 per share)	—	52	—	—	(4,753)	—	(4,701)	—	(4,701)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Shares repurchased	—	—	382	(5,702)	—	—	(5,702)	—	(5,702)
Share-based compensation	—	456	—	—	—	—	456	—	456
Income tax impact related to share-based compensation	—	(292)	—	—	—	—	(292)	—	(292)
Balance April 30, 2016 (As Restated)	$67,041	$53,832	30,882	$(88,402)	$230,207	$(2,891)	$259,787	$76	$259,863

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#7

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in thousands)	April 30, 2016 (As Restated)	April 30, 2015
OPERATING ACTIVITIES:
Net income	$5,519	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,762	4,363
Change in fair value of acquisition-related contingent consideration	63	212
Loss (gain) from equity investment	3	(2)
Deferred income taxes	1,651	110
Share-based compensation expense	456	752
Change in operating assets and liabilities:
Accounts receivable	(2,648)	10,756
Inventories	(980)	(4,496)
Other assets	(1,071)	(3,218)
Operating liabilities	4,427	(4,105)
Other operating activities, net	(78)	(210)
Net cash provided by operating activities	11,104	9,023

INVESTING ACTIVITIES:
Capital expenditures	(791)	(5,000)
Proceeds related to business acquisitions	—	351
Purchases of investments	(500)	—
Proceeds from sale of assets	50	380
Other investing activities	(194)	(164)
Net cash used in investing activities	(1,435)	(4,433)

FINANCING ACTIVITIES:
Dividends paid	(4,701)	(4,940)
Payments for common shares repurchased	(5,702)	(2,563)
Payments of acquisition-related contingent liability	(138)	(614)
Debt issuance costs paid	—	(454)
Restricted stock units vested and issued	(256)	(458)
Other financing activities, net	—	(15)
Net cash used in financing activities	(10,797)	(9,044)

Effect of exchange rate changes on cash	136	(43)

Net (decrease) increase in cash and cash equivalents	(992)	(4,497)
Cash and cash equivalents at beginning of year	33,782	51,949
Cash and cash equivalents at end of period	$32,790	$47,452

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
The accompanying unaudited consolidated financial information, which includes the accounts of Raven and its wholly-owned or controlled subsidiaries, net of intercompany balances and transactions which have been eliminated, has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by GAAP for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016.
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

(2) RESTATEMENT OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management has identified certain financial statement errors as further described below which resulted in this restatement of the Company’s unaudited interim financial statements for the quarter ended April 30, 2016, and the previous restatement of the audited financial statements for the year ended January 31, 2016 and the unaudited interim financial statements for the quarter and nine months ended October 31, 2015.

Vista
In conjunction with the identification of the material weakness in internal controls related to the Company’s accounting for goodwill and long-lived assets, including finite-lived assets, the Company reassessed the impairment analysis of the Vista reporting unit that had been performed during the quarter ended October 31, 2015. Based on that reassessment, the Company concluded that there were errors in certain forecast assumptions and in the determination of the unit of account for long-lived asset impairment testing. An impairment charge of $3,813 was recorded in the fiscal 2016 third quarter to correct the previously issued unaudited consolidated financial statements for the periods ended October 31, 2015 and the audited consolidated financial statements for the period ended January 31, 2016.

The correction of these errors in the periods ended October 31, 2015 and January 31, 2016 resulted in the correction of related accounts for the three-month period ended April 30, 2016. The impairment of long-lived assets in fiscal 2016 reduced the depreciation and amortization expense calculated for the quarter ended April 30, 2016. The total reduction in depreciation and amortization expense was $424, of which $422 was recorded in “Cost of sales” and $2 was recorded in “Selling, general, and administrative expenses” in the quarter ended April 30, 2016. The balance sheet adjustments for the long-lived asset impairment errors noted above also corrected the overstatement of "Property, plant and equipment, net" by $393, "Amortizable intangible assets, net" by $2,518, and "Retained earnings" by $2,911 as of April 30, 2016.

The Company also determined that the forecast assumption errors resulted in an understatement of the amount of goodwill impairment originally recognized in the quarter ended October 31, 2015 and that the tax-deductible goodwill of the Vista reporting unit should have been fully impaired as of that date. The Company recorded this income statement adjustment in fiscal 2016 and

#9

(Dollars in thousands, except per-share amounts)

there were no additional income statement adjustments to Vista's goodwill impairment for the quarter ended April 30, 2016. The balance sheet adjustments in the prior year for the goodwill impairment error noted above corrected the overstatement of "Goodwill" and "Retained earnings" by $4,084, respectively, as of April 30, 2016.

In connection with the acquisition of Vista in 2012, the Company entered into an agreement to make annual payments based upon percentages of specific revenue streams for seven years after the acquisition date. In connection with the errors in the forecast assumptions noted above, the Company determined that there was also an error in determining the fair value of the acquisition-related contingent liability. The reduction of the fair value of the acquisition-related contingent liability in fiscal 2016 reduced the fair value accretion expense calculated for the current quarter. The total reduction in accretion expense, recorded in "Cost of sales", was $19 for the three months ended April 30, 2016. The balance sheet adjustments for the acquisition-related contingent liability noted above also corrected the overstatement of "Accrued liabilities" (acquisition-related contingent consideration) by $90, "Other liabilities" (acquisition-related contingent consideration) by $696, and the understatement of "Retained earnings" by $786 as of April 30, 2016.

As a result of the material weakness in internal controls related to the Company’s monitoring of inventory existence, the Company identified a net $49 overstatement of the carrying value of inventory as of January 31, 2016. The company recorded this adjustment in fiscal 2016 and there were no additional inventory errors in the quarter ended April 30, 2016.

Other
The financial statements are also being adjusted to correct the income tax impact of the goodwill, intangibles and acquisition-related contingent consideration liability and other error corrections noted above, as well as to correct for other tax accounting errors. The aggregate impact of tax accounting errors resulted in a $449 increase in the provision for income taxes in the quarter ended April 30, 2016. The balance sheet adjustments for the tax errors noted above also correct for the overstatement of "Other current assets" (income tax receivable) of $454, "Other liabilities" (deferred income taxes) of $2,082, "Other liabilities" (uncertain tax positions) of $42, "Paid-in capital" of $923, and the understatement of "Accrued liabilities" (income tax payable) by $54 and "Retained earnings" by $2,539 as of April 30, 2016.

The effects of the restatement on the Company's unaudited consolidated balance sheets as of April 30, 2016 are as follows (in thousands):

	April 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Balance Sheets (unaudited):
Inventories	$46,950	$(49)	$46,901
Other current assets	5,343	(454)	4,889
Total current assets	126,096	(503)	125,593
Property, plant and equipment, net	113,767	(393)	113,374
Goodwill	44,900	(4,084)	40,816
Amortizable intangible assets, net	15,660	(2,518)	13,142
Total assets	304,668	(7,498)	297,170
Accrued liabilities	12,739	(36)	12,703
Total current liabilities	22,904	(36)	22,868
Other liabilities	17,259	(2,820)	14,439
Paid-in capital	54,755	(923)	53,832
Retained earnings	233,926	(3,719)	230,207
Total Raven Industries, Inc. shareholders' equity	264,429	(4,642)	259,787
Total shareholders' equity	264,505	(4,642)	259,863
Total liabilities and shareholders' equity	304,668	(7,498)	297,170

#10

(Dollars in thousands, except per-share amounts)

The effects of the restatement on the Company's unaudited consolidated statements of income and comprehensive income for the three months ended April 30, 2016 are as follows (in thousands):

	Three Months Ended April 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statements of Income and Comprehensive Income (unaudited):
Cost of sales	$48,684	$(441)	$48,243
Gross profit	19,676	441	20,117
Selling, general and administrative expenses	7,660	(2)	7,658
Operating income	7,607	443	8,050
Income before income taxes	7,510	443	7,953
Income taxes	1,985	449	2,434
Net income	5,525	(6)	5,519
Net income attributable to Raven Industries, Inc.	5,523	(6)	5,517
Comprehensive income	6,135	(6)	6,129
Comprehensive income attributable to Raven Industries, Inc.	6,133	(6)	6,127

The effects of the restatement on the Company's consolidated statements of shareholders' equity as of and for the three months ended April 30, 2016 are as follows (in thousands):

	Three Months Ended April 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statements of Shareholders' Equity (unaudited):
Net income	5,525	(6)	5,519
Paid-in capital	54,755	(923)	53,832
Retained Earnings	233,926	(3,719)	230,207
Total shareholders' equity as of April 30, 2016	264,505	(4,642)	259,863

The effects of the restatement on the Company's unaudited consolidated statements of cash flows for the three months ended April 30, 2016 are as follows (in thousands):

	Three Months Ended April 30, 2016
	As Previously Reported	Restatement Adjustments	As Restated
Consolidated Statements of Cash Flows (unaudited):
Net income	$5,525	$(6)	$5,519
Depreciation and amortization	4,186	(424)	3,762
Change in fair value of acquisition-related contingent consideration	82	(19)	63
Deferred income taxes	1,554	97	1,651
Operating liabilities	4,075	352	4,427
Net cash provided by operating activities	11,104	—	11,104

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

#11

(Dollars in thousands, except per-share amounts)

Rule 5250(c)(1). In addition, the Company has requested and received covenant waivers from its lenders related to its credit agreement due to its late filing of financial statement information during fiscal 2017.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016.

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
The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended
	April 30, 2016	April 30, 2015
Anti-dilutive options and restricted stock units	1,005,163	1,103,707

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2016 (As Restated)	April 30, 2015
Numerator:
Net income attributable to Raven Industries, Inc.	$5,517	$4,855

Denominator:
Weighted average common shares outstanding	36,319,918	38,000,775
Weighted average stock units outstanding	93,986	69,492
Denominator for basic calculation	36,413,904	38,070,267

Weighted average common shares outstanding	36,319,918	38,000,775
Weighted average stock units outstanding	93,986	69,492
Dilutive impact of stock options and restricted stock units	52,234	131,637
Denominator for diluted calculation	36,466,138	38,201,904

Net income per share – basic	$0.15	$0.13
Net income per share – diluted	$0.15	$0.13

#12

(Dollars in thousands, except per-share amounts)

(5) SELECTED BALANCE SHEET INFORMATION
Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2016 (As Restated)	January 31, 2016	April 30, 2015
Accounts receivable, net:
Trade accounts	$42,041	$39,103	$45,686
Allowance for doubtful accounts	(1,028)	(1,034)	(453)
	$41,013	$38,069	$45,233

Inventories:
Finished goods	$4,570	$4,896	$9,127
In process	1,751	1,845	2,533
Materials	40,580	39,098	47,321
	$46,901	$45,839	$58,981

Other current assets:
Insurance policy benefit	$742	$716	$683
Federal tax receivable	1,265	1,721	—
Receivable from sale of business	205	255	789
Prepaid expenses and other	2,677	1,737	4,889
	$4,889	$4,429	$6,361

Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,054	$3,246
Buildings and improvements	77,901	77,827	78,661
Machinery and equipment	141,798	140,996	135,154
Accumulated depreciation	(109,625)	(106,419)	(99,538)
Accumulated impairment losses	(554)	(554)	—
	$112,574	$114,904	$117,523

Held for sale:
Land	$244	$244	$11
Buildings and improvements	1,595	1,595	1,522
Machinery and equipment	329	329	—
Accumulated depreciation	(1,368)	(1,368)	(627)
	800	800	906
	$113,374	$115,704	$118,429

Other assets:
Equity investments	$2,813	$2,805	$3,095
Deferred income taxes	25	—	—
Other	1,407	1,322	1,264
	$4,245	$4,127	$4,359

Accrued liabilities:
Salaries and related	$1,874	$1,883	$3,035
Benefits	3,945	3,864	4,655
Insurance obligations	1,893	1,730	1,629
Warranties	2,316	1,835	2,285
Income taxes	708	475	1,824
Other taxes	1,008	1,117	936
Acquisition-related contingent consideration	364	407	938
Other	595	731	1,433
	$12,703	$12,042	$16,735

Other liabilities:
Postretirement benefits	$7,678	$7,662	$11,976
Acquisition-related contingent consideration	1,642	1,732	3,046
Deferred income taxes	2,120	3,247	7,278
Uncertain tax positions	2,999	2,999	3,281
	$14,439	$15,640	$25,581

#13

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

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. At April 30, 2016, the fair value of this contingent consideration was $493, of which $105 was classified in "Accrued liabilities" and $388 as "Other liabilities" in the Consolidated Balance Sheets. At April 30, 2015 the fair value of this contingent consideration was $2,571, of which $648 was classified as "Accrued liabilities" and $1,923 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $79 and $585 in the three-month periods ended April 30, 2016 and 2015, respectively. To date, the Company has paid a total of $1,471 of this potential earn-out liability.

(7) GOODWILL AND OTHER INTANGIBLES

The Company performs impairment reviews of goodwill by reporting unit. At the end of fiscal 2016, the Company determined it had four reporting units: Engineered Films Division; Applied Technology Division; and two separate reporting units in the Aerostar Division, one of which is Vista and one of which is all other Aerostar operations (Aerostar excluding Vista).

During the first quarter of fiscal 2017, management implemented managerial and financial operations and reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions; re-deployment of employees across the division; and consolidation of administrative functions, among other actions. Based on the changes made, the Company has consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such, as of April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar

#14

(Dollars in thousands, except per-share amounts)

Division. The Company reviewed the quantitative and qualitative factors associated with the change in reporting unit and determined there were no indicators of impairment at the time of the reporting unit change.

There were no goodwill or long-lived asset impairment losses reported in the three-month periods ended April 30, 2016 or April 30, 2015, respectively.

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

(10) FINANCING ARRANGEMENTS

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

#15

(Dollars in thousands, except per-share amounts)

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Letters of credit (LOCs) totaling $850 issued under a previous line of credit with Wells Fargo were outstanding at April 30, 2015. These LOCs, which primarily support self-insured workers' compensation bonding requirements, are being transitioned to the Credit Agreement. As such, LOCs totaling $1,114 issued under each credit facility were outstanding at April 30, 2016, including $464 of LOCs issued under the Credit Agreement. Until such time as the transition of the remaining LOCs is complete, any draws required under the Wells Fargo LOCs would be settled with available cash or borrowings under the Credit Agreement.

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

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s effective tax rates for the three-month periods ended April 30, 2016 and 2015 were 30.6% and 32.2%, respectively. The decrease in the effective tax rate is primarily due to the permanent extension of the research and development tax credit in fourth quarter of fiscal 2016.

As of April 30, 2016, undistributed earnings of approximately $3,243 of the Canadian and European subsidiaries were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $539 net of foreign tax credits.

(13) RESTRUCTURING COSTS

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

#16

(Dollars in thousands, except per-share amounts)

This restructuring plan was completed during fiscal 2016 second quarter.

(14) DIVIDENDS AND TREASURY STOCK

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

#17

(Dollars in thousands, except per-share amounts)

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

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2016 (As Restated)	April 30, 2015
Net sales
Applied Technology	$31,456	$32,410
Engineered Films	29,100	31,321
Aerostar	7,895	6,554
Intersegment eliminations (a)	(91)	(12)
Consolidated net sales	$68,360	$70,273

Operating income (loss)
Applied Technology	$8,693	$8,741
Engineered Films	3,878	4,471
Aerostar	(178)	(853)
Intersegment eliminations (a)	(5)	59
Total reportable segment income	12,388	12,418
Administrative and general expenses	(4,338)	(5,204)
Consolidated operating income	$8,050	$7,214
(a) Intersegment sales for both fiscal 2017 and 2016 were primarily sales from Engineered Films to Aerostar.

#18

(17) NEW ACCOUNTING STANDARDS

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

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The Company adopted ASU 2015-02 when it became effective in first quarter fiscal 2017. The Company reevaluated all of it legal entities and one investment accounted for using the equity method during the first quarter. In addition, this guidance was applied to the evaluation of the Company's investment in Ag Eagle in first quarter fiscal 2017 further discussed in Note 6 Acquisitions of and Investments in Businesses and Technologies of this Form 10-Q/A. Under ASU 2015-02 neither of these equity method investments qualify for consolidation. The adoption of this guidance had no impact on the legal entities consolidated or the Company's consolidated financial position, results of operations, or cash flows. No prior period retrospective adjustments were required.

In January 2015 the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items" (ASU 2015-01). The amendments

#19

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

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and,

#20

in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. In April 2016 FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing" and in March 2016 FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The effective date and transition requirements for these amendments to Topic 606 are same as ASU 2014-09. The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 and all subsequent amendments to Topic 606, will have on the Company’s consolidated financial position, results of operations, and disclosures.

#21

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q/A and the Company's Annual Report on Form 10-K/A for the year ended January 31, 2016.

RESTATEMENT OF THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment No. 1 to Form 10-Q (this Amendment), amends and restates the Company’s unaudited consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three months ended April 30, 2016 to reflect the correction of certain errors discussed in Note 2 Restatement of the Unaudited Consolidated Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements.

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

#22

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2016 (As Restated)	April 30, 2015	% Change
Net sales	$68,360	$70,273	(2.7)%
Gross profit	20,117	20,359	(1.2)%
Gross margin	29.4%	29.0%
Operating income	$8,050	$7,214	11.6%
Operating margin	11.8%	10.3%
Net income attributable to Raven Industries, Inc.	$5,517	$4,855	13.6%
Diluted earnings per share	$0.15	$0.13

Operating cash flow	$11,104	$9,023	23.1%
Capital expenditures	$(791)	$(5,000)	(84.2)%
Cash dividends	$(4,701)	$(4,940)	(4.8)%
Common share repurchases	$(5,702)	$(3,044)	87.3%

(a)The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2017 first quarter, net sales were $68.4 million, down $1.9 million, or 2.7%, from $70.3 million in last year’s first quarter. The Company's operating income for the first quarter of fiscal 2017 was $8.1 million compared to operating income of $7.2 million in the first quarter of fiscal 2016. The net income for the first quarter of 2017 was $5.5 million, or $0.15 per diluted share, compared to net income of $4.9 million, or $0.13 per diluted share, in last year's first quarter.

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

In February 2016, the Applied Technology Division acquired an interest of approximately 5% in AgEagle Aerial Systems, Inc. (AgEagle). AgEagle is a privately held company that is a leading provider of unmanned aerial systems (UAS) used for agricultural applications. Contemporaneously with the execution of this agreement, AgEagle and the Company entered into a distribution agreement whereby the Company was appointed as the sole and exclusive distributor worldwide of the existing AgEagle system as it pertains to the agriculture market. This investment and distribution agreement will allow the Company to expand into the UAS market for agriculture, enhancing its existing product offerings to provide actionable data that customers can use to make important input decisions. The investment in AgEagle is more fully described in Note 6 Acquisitions of and Investments in Businesses and Technologies in the Notes to the Consolidated Financial Statements of this Form 10-Q/A.

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

Net sales for Aerostar in the first quarter of fiscal 2017 were $7.9 million, up $1.3 million compared to the first quarter of fiscal 2016. This increase was driven primarily by growth in stratospheric balloon business. Operating loss in the first quarter of fiscal 2017 was $0.2 million compared to an operating loss of $0.9 million in the first quarter of last year. Benefits from the restructuring actions taken in the fourth quarter of last year and the reduction in amortization and depreciation expense due to the impairment of long-lived assets in the prior fiscal year third quarter, together with improved sales volumes, principally led to the reduction in operating loss year-over-year.

#23

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

#24

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

	Three Months Ended
(dollars in thousands)	April 30, 2016 (As Restated)	April 30, 2015	$ Change	% Change
Net sales	$7,895	$6,554	$1,341	20.5%
Gross profit	1,591	771	820	106.4%
Gross margin	20.2%	11.8%
Operating expenses	$1,769	$1,624	$145	8.9%
Operating expenses as % of sales	22.4%	24.8%
Operating (loss) income	$(178)	$(853)	$675	(79.1)%
Operating margin	(2.3)%	(13.0)%

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

•
Gross margin. For the three-month period, gross margin increased 8.4 percentage points, compared to the prior year first quarter. This improvement in gross margin is primarily due higher sales volumes and a $0.4 million reduction in depreciation and amortization expense related to the $3.8 million long-lived assets impaired in the fiscal 2016 third quarter.

•
Operating expenses. First quarter operating expense was $1.8 million, or 22.4% of net sales, a decrease from 24.8% of net sales in the first quarter of fiscal 2016. The decrease was a result of the restructuring action taken in the fourth quarter of fiscal 2016 together with higher sales volumes.

#25

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2016 (As Restated)	April 30, 2015
Administrative expenses	$4,338	$5,204
Administrative expenses as a % of sales	6.3%	7.4%
Other (expense), net	$(97)	$(44)
Effective tax rate	30.6%	32.2%

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

The Company's year-to-date effective tax rate decreased to 30.6% compared to 32.2% in the prior year. The decrease in the effective tax rate is primarily due to inclusion of an estimate of the fiscal 2017 research and development tax credit resulting from Congress enacting this credit into law permanently in the fourth quarter of fiscal 2016. No estimate of the research and development tax credit was included in the provision for income taxes at April 30, 2015.

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

Adjusted operating profit is a non-GAAP measure. On both a segment and consolidated basis, adjusted operating income excludes goodwill and long-lived asset impairment losses and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within Aerostar and all of which occurred in the fiscal 2016 third quarter. Such adjusted operating profit relates to fiscal 2016 results and is more fully described

#26

in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016.

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

The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2016 was $124.5 million.

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

Inventory levels have increased from $45.8 million at January 31, 2016 to $46.9 million at April 30, 2016. The Company's inventory turnover rate decreased from the prior year (trailing 12-month inventory turn of 3.7X at April 30, 2016 versus 4.5X at

#27

April 30, 2015) primarily due to higher average inventory levels at Aerostar and Engineered Films for a substantial part of the 12-month period.

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

Cash outflow for purchases of investments in fiscal 2017 reflect the Company’s investment in AgEagle more fully described in Note 6 Acquisitions of and Investments in Businesses and Technologies in the Notes to the Consolidated Financial Statements of this Form 10-Q/A.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. There have been no material changes to the Company’s critical accounting policies as described in the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2016.

#28

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

Management assesses goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired, using fair value measurement techniques. For goodwill, the Company performs impairment reviews by reporting units. At the end of fiscal 2016, the Company determined it had four reporting units: Engineered Films Division; Applied Technology Division; and two separate reporting units in the Aerostar Division, one of which is Vista and one of which is all other Aerostar operations.

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership realignment, including selling and business development functions; redeployment of employees across the division; and consolidation of the administrative functions among other actions. Based on the changes made, the Company has determined there are now three reporting units: Engineered Films Division, Applied Technology Division; and Aerostar Division. The Company determined there was not a change in the long-lived asset groups as a result of the reporting unit changes.

The Company has the option to perform a qualitative impairment assessment based on relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is more than its carrying amount, the book value of net assets. Certain events and circumstances reviewed are financial outlooks, industry and economic conditions, cost inputs, overall financial performance, sustained decreases in share price, and other relevant entity-specific events. If events and circumstances indicate the fair value of a reporting unit or asset group is more likely than not greater than the book value of its net assets, then no further impairment testing is needed. If events and circumstances indicate the fair value of a reporting unit or asset group is less than its corresponding book value, or the Company does not elect to do the qualitative assessment, then the Company performs step one of the requisite impairment analysis.

Based on the Company's review of the quantitative and qualitative factors associated with the change in reporting unit and determined there were no indicators of impairment for the Company’s reporting units or asset groups, and as such no further impairment analysis was required under the applicable accounting guidance for the three-month period ended April 30, 2016.

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

#29

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

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. The Company adopted ASU 2015-02 when it became effective in first quarter fiscal 2017. The Company reevaluated all of it legal entities and one investment accounted for using the equity method during the first quarter. In addition, this guidance was applied to the evaluation of the Company's investment in Ag Eagle in first quarter fiscal 2017 further discussed in Note 6 Acquisitions of and Investments in Businesses and Technologies of this Form 10-Q/A. Under ASU 2015-02 neither of these equity method investments qualify for consolidation. The adoption of this guidance had no impact on the legal entities consolidated or the Company's consolidated financial position, results of operations, or cash flows. No prior period retrospective adjustments were required.

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

#30

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

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. In April 2016 FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606) Identifying Performance Obligations and Licensing" and in March 2016 FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606) Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The effective date and transition requirements for these amendments to Topic 606 are same as ASU 2014-09. The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 and all subsequent amendments to Topic 606, will have on the Company’s consolidated financial position, results of operations, and disclosures.

FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q/A are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words “anticipates,” “believes,” “expects,” “intends,” “may,” “plans” and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although management believes that the expectations reflected in forward-looking statements are based on reasonable assumptions, there is no assurance that these assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company’s primary markets, such as agriculture, construction, and energy; or changes

#31

in competition, raw material availability, technology or relationships with the Company’s largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's 10-K/A for the fiscal year ended January 31, 2016 under Item 1A. The foregoing list is not exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements are made. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In connection with filing of the Original Form 10-Q on May 27, 2016, our CEO and CFO concluded that, as of the end of the period covered by the report, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with the Original Form 10-Q filed on May 27, 2016, our CEO and CFO re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 30, 2016 due to the material weaknesses in internal control over financial reporting which existed at that date.

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

#32

The Company has identified the following control deficiencies which existed as of April 30, 2016 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures as of that date:

●	The Company’s controls relating to the response to the risks of material misstatement were not effectively designed. This material weakness contributed to the following additional material weaknesses.
●
The Company’s controls over the accounting for goodwill and long-lived assets, including finite-lived intangible assets, were not effectively designed and maintained, specifically, the controls related to the identification of the proper unit of account as well as the development and review of assumptions used in interim and annual impairment tests. This control deficiency resulted in the restatement of the Company’s financial statements for the three- and nine-month periods ended October 31, 2015, the fiscal year ended January 31, 2016, and the three-month period ended April 30, 2016.

●
The Company’s controls related to the accounting for income taxes were not effectively designed and maintained, specifically the controls to assess that the income tax provision and related tax assets and liabilities are complete and accurate. This control deficiency resulted in adjustments to the income tax provision and related tax asset and liability accounts and related disclosures for the three- and nine-month periods ended October 31, 2015, the fiscal year ended January 31, 2016, and the three-month period ended April 30, 2016.

●
The Company’s controls over the existence of inventories were not effectively designed and maintained. Specifically, the controls to monitor that inventory subject to the cycle count program was counted at the frequency levels and accuracy rates required under the Company’s policy, and the controls to verify existence of inventory held at third-party locations were not effectively designed and maintained. This control deficiency resulted in adjustments to the inventory and cost of sales accounts and disclosures for the three- and nine-month periods ended October 31, 2015 and the fiscal year ended January 31, 2016.

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

•
We have engaged third-party accounting resources to help management plan for remediation of the identified material weaknesses and evaluate and enhance of our risk assessment in our internal controls over financial reporting.

•	We are establishing an internal audit function and hiring additional accounting and internal audit staff to improve the management of risks to the enterprise.

•	We have begun adding or redesigning specific controls and procedures to proactively address opportunities to augment and enhance controls identified through this assessment.

•	Controls over accounting for goodwill and long-lived assets, including finite-lived intangible assets

•
We have begun redesigning our specific procedures and controls associated with the identification of the proper unit of account as well as the development and review of assumptions used in interim and annual impairment tests.

•	We are developing an enhanced risk assessment evaluation for the reporting unit for which a goodwill impairment analysis is being conducted.

•
We are redesigning our controls associated with the development of a bottom-up forecast revenue analysis that supports management’s revenue estimates in interim and annual impairment tests. For Vista, this includes contract-based revenue assumptions.

•
We are redesigning our controls associated with all significant assumptions, model and data used in management's estimates relevant to assessing the valuation of goodwill and long-lived assets, including finite-lived intangible assets.

#33

•	We have engaged third-party valuation experts to evaluate and enhance the processes and procedures we are establishing or enhancing.

•	Controls over accounting for income taxes

•
We have begun adding or redesigning specific processes and controls to augment the review of significant or unusual transactions by finance leadership to ensure that the relevant tax accounting implications are identified and considered.

•	We have engaged third-party tax accounting resources to assist in review and analysis of tax matters associated with significant or unusual transactions.

•
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

•
We have begun redesigning and enhancing our cycle count procedure to monitor the completeness and accuracy of cycle count results and establish specific accountability for investigation and analysis of variances.

•
We have begun redesigning and enhancing controls, including those over the completeness and accuracy of underlying information, to monitor count dates for each item by location. This will be reviewed annually to ensure that each item was counted the appropriate number of times in accordance with the cycle count policy.

•
We are redesigning and implementing enhanced controls including those over the completeness and accuracy of underlying information to calculate and monitor the historical 12 month rolling accuracy of cycle counts.

•
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

•
We have begun designing a new control or controls for the identification and assessment of the completeness and accuracy of information, including spreadsheets and system-generated reports, used within the Company’s internal controls over financial reporting.

•
We have begun adding or redesigning controls to require both an evaluation and evidence of that evaluation of the completeness and accuracy of all spreadsheets and system-generated reports used in internal controls over financial reporting and the preparation of the financial statements and related footnote disclosures.

•
We will maintain evidence of a baseline evaluation of completeness and accuracy for every system-generated financial report determined to be a key report for which it is possible to maintain a baseline test.

•	We will periodically re-baseline key reports whether they are changed or not in accordance with our redesigned procedures and controls over financial reporting.

•
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

#34

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

#35

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

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2016, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition and/or liquidity.

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

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 6, 2017

#38