Form 10-Q
period 2016-07-31
RAVEN INDUSTRIES INC
filed 2017-02-08
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of February 3, 2017 there were 36,076,259 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	July 31, 2016	January 31, 2016	July 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$40,123	$33,782	$47,302
Short-term investments	—	—	250
Accounts receivable, net	38,645	38,069	39,889
Inventories	45,502	45,839	54,066
Deferred income taxes	—	3,110	3,539
Other current assets	4,958	4,429	3,808
Total current assets	129,228	125,229	148,854

Property, plant and equipment, net	110,706	115,704	118,291
Goodwill	40,752	40,672	52,198
Amortizable intangible assets, net	12,888	12,956	17,148
Other assets	3,783	4,127	4,139
TOTAL ASSETS	$297,357	$298,688	$340,630

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,076	$6,038	$6,958
Accrued liabilities	14,085	12,042	14,049
Customer advances	913	739	1,043
Total current liabilities	25,074	18,819	22,050

Other liabilities	13,827	15,640	24,244

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,060; 67,006; and 67,006, respectively	67,060	67,006	67,006
Paid-in capital	54,962	53,907	53,909
Retained earnings	229,959	229,443	243,310
Accumulated other comprehensive loss	(3,158)	(3,501)	(5,822)
Treasury stock at cost, 30,984; 30,500; and 29,447 shares, respectively	(90,402)	(82,700)	(64,187)
Total Raven Industries, Inc. shareholders' equity	258,421	264,155	294,216
Noncontrolling interest	35	74	120
Total shareholders' equity	258,456	264,229	294,336
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,357	$298,688	$340,630

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per-share data)	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Net sales	$67,598	$67,518	$135,958	$137,791
Cost of sales	48,683	49,660	96,926	99,574
Gross profit	18,915	17,858	39,032	38,217

Research and development expenses	3,915	3,216	8,324	6,752
Selling, general, and administrative expenses	8,304	8,213	15,962	17,822
Operating income	6,696	6,429	14,746	13,643

Other (expense), net	(209)	(266)	(306)	(310)
Income before income taxes	6,487	6,163	14,440	13,333

Income taxes	1,993	1,942	4,427	4,251
Net income	4,494	4,221	10,013	9,082

Net income (loss) attributable to the noncontrolling interest	(1)	30	1	36

Net income attributable to Raven Industries, Inc.	$4,495	$4,191	$10,012	$9,046

Net income per common share:
─ Basic	$0.12	$0.11	$0.28	$0.24
─ Diluted	$0.12	$0.11	$0.28	$0.24

Cash dividends paid per common share	$0.13	$0.13	$0.26	$0.26

Comprehensive income:
Net income	$4,494	$4,221	$10,013	$9,082

Other comprehensive income, net of tax:
Foreign currency translation	(265)	(105)	347	(174)
Postretirement benefits, net of income tax benefit (expense) of $1, ($62), $2, and ($33), respectively	(2)	146	(4)	201
Other comprehensive income, net of tax	(267)	41	343	27

Comprehensive income	4,227	4,262	10,356	9,109

Comprehensive income (loss) attributable to noncontrolling interest	(1)	30	1	36

Comprehensive income (loss) attributable to Raven Industries, Inc.	$4,228	$4,232	$10,355	$9,073

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	9,046	—	9,046	36	9,082
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(174)	(174)	—	(174)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($33)	—	—	—	—	—	201	201	—	201
Cash dividends ($0.26 per share)	—	82	—	—	(9,916)	—	(9,834)	—	(9,834)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	550	(10,825)	—	—	(10,825)	—	(10,825)
Share-based compensation	—	1,436	—	—	—	—	1,436	—	1,436
Income tax impact related to share-based compensation	—	(267)	—	—	—	—	(267)	—	(267)
Balance July 31, 2015	$67,006	$53,909	29,447	$(64,187)	$243,310	$(5,822)	$294,216	$120	$294,336

Balance January 31, 2016	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
Net income	—	—	—	—	10,012	—	10,012	1	10,013
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	347	347	—	347
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	—	(4)	(4)	—	(4)
Cash dividends ($0.26 per share)	—	108	—	—	(9,496)	—	(9,388)	—	(9,388)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(40)	(40)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Director shares issued	19	(19)	—	—	—	—	—	—	—
Shares repurchased	—	—	484	(7,702)	—	—	(7,702)	—	(7,702)
Share-based compensation	—	1,574	—	—	—	—	1,574	—	1,574
Income tax impact related to share-based compensation	—	(317)	—	—	—	—	(317)	—	(317)
Balance July 31, 2016	$67,060	$54,962	30,984	$(90,402)	$229,959	$(3,158)	$258,421	$35	$258,456

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(Dollars in thousands)	July 31, 2016	July 31, 2015
OPERATING ACTIVITIES:
Net income	$10,013	$9,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,633	8,782
Change in fair value of acquisition-related contingent consideration	124	405
Loss from equity investment	82	73
Deferred income taxes	1,057	(1,301)
Share-based compensation expense	1,574	1,436
Change in operating assets and liabilities:
Accounts receivable	(505)	15,824
Inventories	391	(559)
Other assets	(871)	(714)
Operating liabilities	6,244	(9,090)
Other operating activities, net	(184)	(237)
Net cash provided by operating activities	25,558	23,701

INVESTING ACTIVITIES:
Capital expenditures	(2,168)	(7,333)
Proceeds related to business acquisitions	—	351
Proceeds from sale or maturity of investments	250	—
Purchases of investments	(500)	—
Proceeds from sale of assets	1,117	1,542
Other investing activities	(339)	(391)
Net cash used in investing activities	(1,640)	(5,831)

FINANCING ACTIVITIES:
Dividends paid	(9,428)	(9,834)
Payments for common shares repurchased	(7,702)	(10,825)
Payments of acquisition-related contingent liability	(282)	(735)
Debt issuance costs paid	—	(548)
Restricted stock units vested and issued	(256)	(458)
Employee stock option exercises net of tax benefit	—	(85)
Other financing activities	—	(15)
Net cash used in financing activities	(17,668)	(22,500)

Effect of exchange rate changes on cash	91	(17)

Net increase (decrease) in cash and cash equivalents	6,341	(4,647)
Cash and cash equivalents at beginning of year	33,782	51,949
Cash and cash equivalents at end of period	$40,123	$47,302

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month and six-month periods ended July 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017. The January 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As described in Note 1 Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, the Company assesses the recoverability of long-lived and intangible assets using fair value measurement techniques if events or changes in circumstances indicate that an asset might be impaired. An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows associated with the asset group which contains the long-lived and intangible assets being assessed. The cash flows used for this analysis are similar to those used in the goodwill impairment assessment discussed further below. However, the cash flows are undiscounted and are projected over the life of the "primary asset" within the asset group being assessed.

As also described in Note 1 Summary of Significant Accounting Policies of the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, the Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

In the fiscal 2016 second quarter the Company determined that a triggering event occurred for its Engineered Films reporting unit and long-lived asset group primarily driven by the continuation of the substantial decline in energy market demand as a result of lower oil prices year-over-year. As a result of these changes in circumstances indicating that these assets might be impaired, the Company concluded that interim Step 1 goodwill and long-lived asset impairment assessments were necessary for the Engineered Films reporting unit and asset group.

The Company performed the Step 1 long-lived asset impairment test. The Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other assets) are at the Engineered Films

#7

(Dollars in thousands, except per-share amounts)

reporting unit level. Using the sum of the undiscounted cash flows associated with the asset group, the Step 1 test was performed for the asset group. The undiscounted cash flows for the Engineered Films asset group exceeded the carrying value of the long-lived assets by more than $100,000, or approximately 150%, and no Step 2 was deemed to be necessary based on the recoverability of the long-lived assets.

The Company performed a Step 1 goodwill impairment analysis using fair value techniques on the Engineered Films reporting unit as a result of changes in market conditions indicating that goodwill might be impaired. The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the net book value of the assets of the reporting unit. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50,000, or approximately 40%, and that Step 1 test was passed at July 31, 2015.

Based on the Company’s review of reporting units for each period, the Company identified no indicators of impairment for the Company's reporting units or asset groups, and as such no further impairment analysis was required under the applicable accounting guidance for the three- or six-month periods ended July 31, 2016.

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
The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Anti-dilutive options and restricted stock units	924,204	1,207,761	1,102,952	1,156,704

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Numerator:
Net income attributable to Raven Industries, Inc.	$4,495	$4,191	$10,012	$9,046

Denominator:
Weighted average common shares outstanding	36,097,228	37,659,107	36,208,573	37,829,941
Weighted average stock units outstanding	110,083	91,831	102,035	80,661
Denominator for basic calculation	36,207,311	37,750,938	36,310,608	37,910,602

Weighted average common shares outstanding	36,097,228	37,659,107	36,208,573	37,829,941
Weighted average stock units outstanding	110,083	91,831	102,035	80,661
Dilutive impact of stock options and restricted stock units	43,001	76,662	51,547	80,688
Denominator for diluted calculation	36,250,312	37,827,600	36,362,155	37,991,290

Net income per share - basic	$0.12	$0.11	$0.28	$0.24
Net income per share - diluted	$0.12	$0.11	$0.28	$0.24

#8

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2016	January 31, 2016	July 31, 2015
Accounts receivable, net:
Trade accounts	$39,203	$39,103	$40,370
Allowance for doubtful accounts	(558)	(1,034)	(481)
	$38,645	$38,069	$39,889
Inventories:
Finished goods	$4,784	$4,896	$6,657
In process	1,929	1,845	3,957
Materials	38,789	39,098	43,452
	$45,502	$45,839	$54,066
Other current assets:
Insurance policy benefit	$762	$716	$637
Federal tax receivable	1,652	1,721	—
Receivable from sale of business	103	255	830
Prepaid expenses and other	2,441	1,737	2,341
	$4,958	$4,429	$3,808
Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,054	$2,921
Buildings and improvements	78,340	77,827	76,697
Machinery and equipment	142,709	140,996	136,666
Accumulated depreciation	(112,843)	(106,419)	(99,346)
Accumulated impairment	(554)	(554)	—
	$110,706	$114,904	$116,938
Held for sale:
Land	$—	$244	$324
Buildings and improvements	—	1,595	2,597
Machinery and equipment	—	329	639
Accumulated depreciation	—	(1,368)	(2,207)
	—	800	1,353
	$110,706	$115,704	$118,291
Other assets:
Equity investments	$2,611	$2,805	$2,896
Deferred income taxes	38	—	—
Other	1,134	1,322	1,243
	$3,783	$4,127	$4,139
Accrued liabilities:
Salaries and related	$3,628	$1,883	$2,031
Benefits	3,632	3,864	4,315
Insurance obligations	1,975	1,730	1,702
Warranties	2,076	1,835	1,752
Income taxes	213	475	1,108
Other taxes	1,357	1,117	1,031
Acquisition-related contingent consideration	381	407	1,028
Other	823	731	1,082
	$14,085	$12,042	$14,049
Other liabilities:
Postretirement benefits	$7,706	$7,662	$12,151
Acquisition-related contingent consideration	1,565	1,732	3,049
Deferred income taxes	1,557	3,247	5,764
Uncertain tax positions	2,999	2,999	3,280
	$13,827	$15,640	$24,244

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

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to prior year acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista Research, Inc. (Vista) in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuations techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At July 31, 2016, the fair value of this contingent consideration was $1,397, of which $228 was classified as "Accrued liabilities" and $1,169 was classified as "Other liabilities" in the Consolidated Balance Sheets. At July 31, 2015, the fair value of this contingent consideration was $1,325, of which $310 was classified as "Accrued liabilities" and $1,015 as "Other liabilities." The Company paid $143 and $203 in earn-out payments in the three- and six-month periods ended July 31, 2016, respectively. The Company paid $121 and $150 in earn-out payments in the three- and six-month periods ended July 31, 2015, respectively. To date, the Company has paid a total of $511 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. At July 31, 2016, the fair value of this contingent consideration was $504, of which $108 was classified in "Accrued liabilities" and $396 as "Other liabilities" in the Consolidated Balance Sheets. At July 31, 2015 the fair value of this contingent consideration was $2,720, of which $686 was classified as "Accrued liabilities" and $2,034 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $79 and $585 in the six-month periods ended July 31, 2016 and 2015, respectively. The Company made no payments in the three-month periods ended July 31, 2016 or 2015, respectively. To date, the Company has paid a total of $1,471 of this potential earn-out liability.

(6) GOODWILL AND OTHER INTANGIBLES

The Company performs impairment reviews of goodwill by reporting unit.

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions; re-deployment of employees across the division; and consolidation of administrative functions, among other actions. Based on the changes made, the Company has consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such, as of April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The

#10

(Dollars in thousands, except per-share amounts)

Company reviewed the quantitative and qualitative factors associated with the change in reporting unit and determined there were no indicators of impairment at the time of the reporting unit change.

There were no goodwill or long-lived asset impairment losses reported in the three- and six-month periods ended July 31, 2016 or July 31, 2015, respectively.

(7) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Service cost	$20	$108	$40	$216
Interest cost	83	105	166	210
Amortization of actuarial losses	37	84	74	168
Amortization of unrecognized prior service cost	(40)	—	$(80)	$—
Net periodic benefit cost	$100	$297	$200	$594

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

(8) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Beginning balance	$2,316	$2,285	$1,835	$3,120
Accrual for warranties	262	389	1,086	748
Settlements made	(502)	(922)	(845)	(2,116)
Ending balance	$2,076	$1,752	$2,076	$1,752

(9) FINANCING ARRANGEMENTS

The Company entered into a credit facility on April 15, 2015 with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Wells Fargo Bank, N.A. (Wells Fargo), a participating lender under the Credit Agreement, holds the majority of the Company's cash and cash equivalents. One member of the Company's Board of Directors, who served through May 2016, is also on the Board of Directors of Wells Fargo & Company, the parent company of Wells Fargo.

Unamortized debt issuance costs associated with this Credit Agreement were $407 and $516 at July 31, 2016 and 2015, respectively and are included in "Other assets" in the Consolidated Balance Sheets. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

#11

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

Letters of credit (LOCs) totaling $850 issued under a previous line of credit with Wells Fargo were outstanding at July 31, 2015. These LOCs primarily support self-insured workers' compensation bonding. At July 31, 2016, $464 of LOCs were outstanding under the Credit Agreement and $50 issued by Wells Fargo was outstanding. Any draws required under the Wells Fargo LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under either credit agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2016 was $124,536.

The Company has requested and received the necessary covenant waivers relating to its late filing of financial statement information.

(10) CONTINGENCIES

In the normal course of business, the Company is subject to various claims and litigation. The Company has concluded that the ultimate outcome of these matters is not expected to be material to the Company’s results of operations, financial position, or cash flows.

(11) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s effective tax rates for the three- and six-month periods ended July 31, 2016 were 30.7% and 30.7%, respectively. The Company’s effective tax rates for the three- and six-month periods ended July 31, 2015 were 31.5% and 31.9%, respectively. The decrease in the effective tax rate was primarily due to the inclusion of an R&D tax credit in the current period provision for income taxes. Congress permanently enacted this credit into law in the fourth quarter of fiscal 2016. No estimate of the R&D tax credit was included in the provision for income taxes for the three- or six-month periods ended July 31, 2015.

As of July 31, 2016, undistributed earnings of approximately $3,053 of the Canadian and European subsidiaries were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $499 net of foreign tax credits.

(12) RESTRUCTURING COSTS

At July 31, 2016, there are no ongoing restructuring plans or unpaid restructuring costs. No restructuring costs were incurred in the three- or six-month periods ended July 31, 2016.

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

Exit activities related to this sale and transfer of these contract manufacturing operations were substantially completed during the fiscal 2016 first quarter. Gains of $247 and $611 were recorded for the three- and six-month periods ended July 31, 2015 as a result of the exit activity. Receivables for inventory and estimated future royalties pursuant to the sale agreements of $827 were included in "Other current assets" in the Consolidated Balance Sheet at July 31, 2015. At July 31, 2016, such receivables were $103.

In the fiscal 2017 second quarter, the land, building, and remaining equipment in St. Louis that was owned and held for sale was sold. The selling price, net of all selling expenses, exceeded the net book value of the assets held for sale. A gain of $161 was recorded on this sale.

In the fiscal 2016 first quarter, the Company announced and implemented a restructuring plan to further lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were weighted to Applied Technology as a result of the decline in this business and the expectation of continued end-market weakness for this division.

#12

(Dollars in thousands, except per-share amounts)

The Company incurred restructuring costs for severance benefits of $111 and $588 in the three- and six-month periods ended July 31, 2015. The Company reported $14 and $407 of these restructuring costs in "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income for the three- and six-month periods ended July 31, 2015, respectively, while $97 and $181 of these restructuring costs were reported in "Selling, general, and administrative expenses" in these periods. There were no unpaid costs at July 31, 2015. Substantially all of these restructuring costs related to the Applied Technology Division.

This restructuring plan was completed during fiscal 2016 second quarter.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders for the three and six months ended July 31, 2016 were $4,687 and $9,388 or 13.0 cents and 26.0 cents per share, respectively. Dividends paid to Raven shareholders for the three and six months ended July 31, 2015 were $4,894 and $9,834, or 13.0 cents and 26.0 cents per share, respectively.

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached.

Pursuant to these authorizations, the Company repurchased 102,187 and 484,252 shares in the three- and six-month periods ended July 31, 2016. These purchases totaled $2,000 and $7,702, respectively. The Company repurchased 400,599 and 549,958 shares in the three- and six-month periods ended July 31, 2015. These purchases totaled $7,781 and $10,825, respectively. All such share repurchases were paid at July 31, 2016. At July 31, 2015, $27 of such share repurchases were unpaid. The remaining dollar value authorized for share repurchases at July 31, 2016 is $12,959. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the six months ended July 31, 2016 and July 31, 2015.

Stock Option Awards
The Company granted 274,200 non-qualified stock options during the six-month period ended July 31, 2016. None of these options were granted during the three-months ended July 31, 2016. The Company granted 9,400 and 289,600 non-qualified stock options during the three- and six-month periods ended July 31, 2015, respectively. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Six Months Ended
	July 31, 2016	July 31, 2015
Risk-free interest rate	1.05%	1.33%
Expected dividend yield	3.33%	2.59%
Expected volatility factor	32.61%	36.81%
Expected option term (in years)	4.00	3.75

Weighted average grant date fair value	$3.05	$4.77

Restricted Stock Unit Awards (RSUs)
The Company granted 66,370 and 19,250 time-vested RSUs to employees in the six-month periods ended July 31, 2016 and 2015, respectively. None of these awards were granted during the three-month periods ended July 31, 2016 or July 31, 2015. The grant date fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The grant date fair value per share of the time-vested RSUs granted in the three months ended July 31, 2016 and 2015 was $15.61 and $20.10, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the

#13

(Dollars in thousands, except per-share amounts)

employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the six-month period ended July 31, 2016. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2017 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the six-month periods ended July 31, 2016 and 2015, the Company granted 72,950 and 68,570 performance-based RSUs, respectively. No performance-based RSUs were granted in the three-month period ended July 31, 2016. 2,240 performance-based RSUs were granted in the three-month period ended July 31, 2015. The weighted average grant date fair value per share of the performance-based RSUs granted in the periods ended July 31, 2016 and 2015, respectively, was $15.61 and $20.10.

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

Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Net sales
Applied Technology	$22,668	$20,411	$54,124	$52,821
Engineered Films	36,656	35,789	65,756	67,110
Aerostar	8,415	11,328	16,310	17,882
Intersegment eliminations(a)	(141)	(10)	(232)	(22)
Consolidated net sales	$67,598	$67,518	$135,958	$137,791

Operating income (loss)
Applied Technology(b) (c)	$5,172	$4,041	$13,865	$12,782
Engineered Films	6,659	5,365	10,537	9,836
Aerostar (d)	(251)	1,314	(429)	461
Intersegment eliminations(a)	—	25	(5)	84
Total reportable segment income	11,580	10,745	23,968	23,163
Administrative and general expenses	(4,884)	(4,316)	(9,222)	(9,520)
Consolidated operating income	$6,696	$6,429	$14,746	$13,643
(a) Intersegment sales for both fiscal 2017 and 2016 were primarily sales from Engineered Films to Aerostar.
(b) Includes $161 gain for both the three- and six-month periods ended July 31, 2016 on the disposal of an idle manufacturing plant held for sale.
(c) Includes gains of $247 and $611 for the three- and six-month periods ended July 31, 2015, respectively, on disposal of assets related to the exit of contract manufacturing operations.
(d) Includes ($70) loss for both the three- and six-month periods ended July 31, 2015 on disposal of an idle manufacturing plant held for sale.

#14

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

In April 2015 the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (CCA)" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a CCA with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met the fees paid are accounted for as a prepaid service contract and expensed. The Company has historically accounted for all fees in a CCA as a prepaid service contract. The Company adopted ASU 2015-05 in first quarter fiscal 2017 when it became effective using the prospective method. The Company did not pay any fees in a CCA in the current period that met the criteria to be in scope of the internal-use software guidance and it had no impact on the consolidated financial statements, results of operations, or cash flows.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. In October 2016, the FASB issued ASU 2016-17 "Consolidation (Topic 810) - Interests Held through Related Parties that are under Common Control" (ASU 2016-17) which amended ASU 2015-02. Under ASU 2016-17, the Company only needs to consider its proportionate indirect interest in the VIE held through a common control party when evaluating whether the Company is the primary beneficiary. ASU 2015-02 required that the common control party's interest be treated as if it was the Company's interest when evaluating whether the Company is the primary beneficiary. The Company early adopted ASU 2015-02 in first quarter fiscal 2017 and early adopted ASU 2016-17 in third quarter fiscal 2017. The Company reevaluated all of it legal entities and one investment accounted for using the equity method during the first quarter. In addition, ASU 2015-02 was applied to the evaluation of the Company's investment in Ag Eagle in first quarter fiscal 2017 further discussed in Note 5 Acquisitions of and Investments in Businesses and Technologies of this Form 10-Q. The Company did not have an indirect interest in any of the entities through an unconsolidated related party. Under ASU 2015-02 and the amended

#15

guidance in ASU 2016-17 neither of these equity method investments qualified for consolidation. The adoption of this guidance had no impact on the legal entities consolidated or the Company's consolidated financial position, results of operations, or cash flows. No prior period retrospective adjustments were required.

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

New Accounting Standards Not Yet Adopted
In January 2017 the FASB issued ASU 2017-01, "Business Combinations (Topic 805) "Clarifying the Definition of a Business" (ASU 2017-01). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen for determining when a set of assets and processes is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether a transaction is an acquisition of a business. The amendments in ASU 2017-01 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and are applied on a prospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In November 2016 the FASB issued ASU 2016-16, "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company can early adopt ASU 2016-16, but earlier adoption must be in the first quarter of the fiscal year. The amendments in ASU 2016-16 will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). Current GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. Under ASU 2016-13 the Company will need to create an economic forecast over the entire contractual life of long-dated financial assets. The new standard

#16

is effective for annual reporting periods beginning after December 15, 2019. All entities may elect to early adopt ASU 2016-13 for annual reporting periods beginning after December 15, 2018. The amendments in ASU 2016-13 will be applied using the modified retrospective approach by recording a cumulative-effect adjustment to retained earnings in the first reporting period. The Company's trade accounts receivable are in-scope under ASU 2016-13. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In March 2016 the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as discrete income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, this guidance requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The guidance also requires that cash paid to taxing authorities on employee behalf for withheld shares should be classified as a financing activity in the statement of cash flows. In addition, the guidance also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. ASU 2016-09 requires that the various amendments be adopted using different methods. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 606 are the same as ASU 2014-09. The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 and all subsequent amendments to Topic 606, will have on the Company’s consolidated financial position, results of operations, and disclosures.

#17

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K/A for the year ended January 31, 2016.

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, energy, construction, defense/aerospace, and situational awareness markets. The Company is comprised of three unique operating divisions, classified into reportable segments: Applied Technology, Engineered Films, and Aerostar.

Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margin, operating income, operating margin, net income, and earnings per share

•	Cash flow from operations and shareholder returns

•	Return on sales, assets, and equity

•	Segment net sales, gross profit, gross margin, operating income, and operating margin

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

The following discussion highlights the consolidated operating results for the three and six months ended July 31, 2016 and 2015. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#18

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2016	July 31, 2015	% Change	July 31, 2016	July 31, 2015	% Change
Net sales	$67,598	$67,518	0.1%	$135,958	$137,791	(1.3)%
Gross profit	18,915	17,858	5.9%	39,032	38,217	2.1%
Gross margin	28.0%	26.4%		28.7%	27.7%
Operating income	$6,696	$6,429	4.2%	$14,746	$13,643	8.1%
Operating margin	9.9%	9.5%		10.8%	9.9%
Net income attributable to Raven Industries, Inc.	$4,495	$4,191	7.3%	$10,012	$9,046	10.7%
Diluted earnings per share	$0.12	$0.11		$0.28	$0.24

Operating cash flow				$25,558	$23,701	7.8%
Capital expenditures				$(2,168)	$(7,333)	(70.4)%
Cash dividends				$(9,428)	$(9,834)	(4.1)%
Common share repurchases				$(7,702)	$(10,825)	(28.8)%

(a)The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2017 second quarter, net sales were $67.6 million, up $0.1 million, or 0.1%, from $67.5 million in last year’s second quarter. The Company's operating income for the second quarter of fiscal 2017 was $6.7 million, compared to $6.4 million in the second quarter fiscal 2016. Operating income for the current quarter benefited by $0.5 million from the reduction in depreciation and amortization expense due to the impairment of Vista long-lived assets in the prior fiscal year third quarter. Net income for the second quarter of 2017 was $4.5 million, or $0.12 per diluted share, compared to net income of $4.2 million, or $0.11 per diluted share, in last year's second quarter. The increase in earnings per share was driven by the improvement in operating income and reduced weighted average shares outstanding. Share repurchase activities over the prior twelve months, which reduced weighted average shares outstanding by 1.6 million shares compared to the second quarter of last year contributed to the increase in earnings per share.

For the six-month period, net sales were $136.0 million compared to $137.8 million, down 1.3% from one year earlier. The Company's operating income was $14.7 million, up 8.1% from the prior year period. Operating income for the six-month period benefited by $0.9 million from the reduction in depreciation and amortization expense due to the impairment of Vista long-lived assets in the prior fiscal year third quarter. Net income for the six-month period of 2017 was $10.0 million, or $0.28 per diluted share, compared to net income of $9.0 million, or $0.24 per diluted share, for the six-month period of 2016. The year-to-date increase in earnings per share was driven by improved operating income, a lower effective tax rate, and reduced weighted shares outstanding for the six-month period ended July 31, 2016 compared to the six-month period ended July 31, 2015.

Net sales for Applied Technology in the second quarter of fiscal 2017 were $22.7 million, up 11.1% compared to the second quarter of fiscal 2016. Sales in the original equipment manufacturer (OEM) and aftermarket channels were up 12.9% and 9.5%, respectively, for the fiscal 2017 second quarter. Geographically, domestic sales were up 11.0% year-over-year and international sales were up 11.1% year-over-year. Operating income was $5.2 million, up 28.0% compared to the second quarter of fiscal 2016. The increase in operating income was primarily driven by higher sales volume and lower manufacturing costs compared to the previous year.

Applied Technology's net sales for the six-month period ended July 31, 2016 were $54.1 million, up 2.5% compared to the six-month period of fiscal 2016. For the six months ended July 31, 2016, sales in the aftermarket channel were up 7.0% while sales in the OEM channel were down 1.4%. Geographically, international sales were up 20.8% year-over-year while domestic sales were down 4.4% year-over-year. Operating income for the six-month year-to-date period was $13.9 million, up 8.5% compared to the six-month year-to-date period of fiscal 2016.

Engineered Films’ fiscal 2017 second quarter net sales were $36.7 million, an increase of $0.9 million, or 2.4%, compared to the fiscal 2016 second quarter. Volume, measured in pounds sold, increased 9.4% while average selling price declined 6.4% in conjunction with lower resin costs year-over-year and competitive dynamics in certain markets. The increase in sales was primarily driven by higher sales into the construction and industrial markets. Operating income for the second quarter of fiscal 2017 increased 24.1% to $6.7 million as compared to $5.4 million for the prior year second quarter. This increase in operating income was driven primarily by higher sales volumes, lower raw material costs, and lower operating expenses.

For the six-month period of fiscal 2017, Engineered Films' net sales were $65.8 million, a decrease of $1.4 million, or 2.0%, compared to the six-month period of fiscal 2016. The decrease in sales was principally driven by lower sales into the energy and

#19

geomembrane markets. Energy markets deteriorated with active U.S. land-based rig counts declining approximately 47% year-over-year. Operating income for the six-month period of fiscal 2016 increased 7.1% to $10.5 million as compared to $9.8 million for the six-month period of fiscal 2016. The year-over-year increase in operating income was driven principally by higher sales volumes, lower raw material costs, and lower operating expenses.

Net sales for Aerostar in the second quarter of fiscal 2017 were $8.4 million, a decrease of $2.9 million, or 25.7%, compared to the second quarter of fiscal 2016. The decline in sales was driven principally by the timing of aerostat contracts with the U.S. government, which resulted in a $2.9 million decline in sales of aerostats year-over-year. Operating loss in the second quarter of fiscal 2017 was ($0.3) million compared to operating income of $1.3 million in the second quarter of last year. This decline in operating income was heavily influenced by this significant reduction in aerostat sales year-over-year as well as the deferral of pre-contract costs in the three-month period ended July 31, 2015 related to certain international Vista pursuits.

Aerostar net sales for the six-month period of fiscal 2017 were $16.3 million, a decrease of $1.6 million, or 8.8%, compared to the six-month period of fiscal 2016. Operating loss for the six-month period of fiscal 2017 was ($0.4) million compared to operating income of $0.5 million in the six-month period of fiscal 2016.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, precisely control inputs, and improve yields for the global agriculture market. Applied Technology’s operations include operations of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) based in the Netherlands.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2016	July 31, 2015	$ Change	% Change	July 31, 2016	July 31, 2015	$ Change	% Change
Net sales	$22,668	$20,411	$2,257	11.1%	$54,124	$52,821	$1,303	2.5%
Gross profit	9,128	7,507	1,621	21.6%	22,275	20,758	1,517	7.3%
Gross margin	40.3%	36.8%			41.2%	39.3%
Operating expenses	$3,956	$3,466	$490	14.1%	$8,410	$7,976	$434	5.4%
Operating expenses as % of sales	17.5%	17.0%			15.5%	15.1%
Operating income	$5,172	$4,041	$1,131	28.0%	$13,865	$12,782	$1,083	8.5%
Operating margin	22.8%	19.8%			25.6%	24.2%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Conditions in the agriculture market remain uncertain, and underlying market strength has been subdued keeping pressure on Applied Technology through the second quarter of fiscal 2017. In both the OEM and aftermarket sales channels demand remained challenging and second quarter sales growth was primarily the result of market share gains rather than overall growth of the market. New product introductions and expanded relationships with OEM partners are driving market share gains versus the prior year.

•
Sales volume. Second quarter fiscal 2017 net sales increased 11.1% to $22.7 million compared to $20.4 million in the prior year second quarter. For the second quarter, sales in the aftermarket and OEM channels were up 9.5% and 12.9%, respectively. Year-to-date sales increased 2.5% to $54.1 million compared to $52.8 million in the prior year. For the six-month period ended July 31, 2016, sales in the OEM channel were down 1.4% while sales in the aftermarket channel were up 7.0% compared to the six-month period ended July 31, 2015.

•
International sales. For the three-month period, international sales totaled $6.1 million, up 11.1% from the prior year comparative period. International sales represented 26.8% of segment revenue in both the current three month period and the prior comparative period. Year-to-date, international sales totaled $17.3 million, an increase of $3.0 million from a year ago. Year-to-date international sales represented 32.0% of segment sales compared to 27.1% in the comparable prior year period. Higher sales in Europe and Canada were the main drivers of the increase in both the three- and six- month periods. The sales increases in Europe reflect commercial synergies realized by the acquisition of SBG in fiscal 2015 as Applied Technology products are increasingly sold into this market.

#20

•
Gross margin. Gross margin increased to 40.3% for the three months ended July 31, 2016 from 36.8% for the three months ended July 31, 2015. Fiscal 2017 first-half gross margin increased to 41.2% from 39.3% in the comparative period in fiscal 2016. Both periods benefited from higher sales volumes and lower manufacturing costs.

•
Restructuring expenses. Fiscal 2016 first half results included severance and other restructuring-related charges totaling $0.6 million. These costs were offset by the exit of the St. Louis contract manufacturing activities in fiscal 2016 second quarter. There were no impairments recorded as a result of the exit of these activities and gains of $0.2 million and $0.6 million were recorded in the three- and six-month periods ended July 31, 2015, respectively. Land, buildings, building improvements, and machinery and equipment associated with this business have been held for sale since July 31, 2015. These assets were sold in July 2016 and a gain of $0.2 million was recorded on the sale of this idle St. Louis facility during the three- and six-month periods ended July 31, 2016.

•
Operating expenses. Fiscal 2017 second quarter operating expense as a percentage of net sales was 17.5%, up slightly from 17.0% in the prior year second quarter. Year-to-date operating expenses as a percentage of net sales was 15.5% compared to 15.1% for fiscal 2016. Higher selling and research and development (R&D) spending led to the increase in operating expenses as a percentage of sales.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2016	July 31, 2015	$ Change	% Change	July 31, 2016	July 31, 2015	$ Change	% Change
Net sales	$36,656	$35,789	$867	2.4%	$65,756	$67,110	$(1,354)	(2.0)%
Gross profit	8,239	7,283	956	13.1%	13,623	13,561	62	0.5%
Gross margin	22.5%	20.3%			20.7%	20.2%
Operating expenses	$1,580	$1,918	$(338)	(17.6)%	$3,086	$3,725	$(639)	(17.2)%
Operating expenses as % of sales	4.3%	5.4%			4.7%	5.6%
Operating income	$6,659	$5,365	$1,294	24.1%	$10,537	$9,836	$701	7.1%
Operating margin	18.2%	15.0%			16.0%	14.7%

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Challenging end-market conditions have persisted in the energy market for Engineered Films. Declines in oil prices resulted in a decrease of approximately 47% in land-based U.S. rig counts year-over-year. The sustained decline resulted in decreasing demand for films in the energy market and increased competition in the related geomembrane market.

•
Sales volume and selling prices. Second quarter net sales were up 2.4% to $36.7 million compared to prior year second quarter net sales of $35.8 million.  Higher construction and industrial market sales primarily drove the improvement, increasing $2.7 million in aggregate. This increase was offset somewhat by volume declines in the agricultural, energy, and geomembrane markets. First half fiscal 2017 net sales were down $1.4 million, or 2.0%, to $65.8 million compared to $67.1 million first half fiscal 2016 net sales. The decline in sales in the six-month period was driven primarily by a decline of approximately 35% in the energy market. These declines were partially offset by 28.4% sales growth in the industrial market. Sales volume, as measured by pounds sold, for the fiscal 2017 six-month period was up 5.7% and average selling prices for the same period were down approximately 7.3% compared to the prior year period.

•
Gross margin. For the three- and six-month periods, gross margin was 22.5% and 20.7%, respectively. The gross margin for the three- and six-month periods ended July 31, 2015 was 20.3% and 20.2%, respectively. These improvements reflect the impact of value engineering, favorable raw material cost comparisons, and pricing discipline.

•
Operating expenses. Second quarter operating expense was down $0.3 million, or 17.6%, compared to the prior year second quarter. As a percentage of net sales, operating expense was 4.3% in the current three-month period as compared to 5.4% in the prior year comparative period. Year-to-date operating expenses were 4.7% as a percentage of sales as compared to 5.6% in the prior year comparative period. Expense reductions in both periods were due to continued focus on cost containment.

Aerostar
Aerostar serves the defense/aerospace and situational awareness markets. Aerostar had also provided significant contract manufacturing services in the past, but largely exited this business in fiscal 2016. Aerostar designs and manufactures proprietary

#21

products including stratospheric balloons, tethered aerostats, and radar processing systems for aerospace and situational awareness markets. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Through its Vista Research, Inc. (Vista) operations and a separate venture that is majority-owned by the Company, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. and foreign governments.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2016	July 31, 2015	$ Change	% Change	July 31, 2016	July 31, 2015	$ Change	% Change
Net sales	$8,415	$11,328	$(2,913)	(25.7)%	$16,310	$17,882	$(1,572)	(8.8)%
Gross profit	1,548	3,043	(1,495)	(49.1)%	3,139	3,814	(675)	(17.7)%
Gross margin	18.4%	26.9%			19.2%	21.3%
Operating expenses	$1,799	$1,729	$70	4.0%	$3,568	$3,353	$215	6.4%
Operating expenses as % of sales	21.4%	15.3%			21.9%	18.8%
Operating (loss) income	$(251)	1,314	(1,565)	(119.1)%	$(429)	$461	$(890)	(193.1)%
Operating margin	(3.0)%	11.6%			(2.6)%	2.6%

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

•
Sales volumes. Net sales decreased 25.7% from $11.3 million for the three months ended July 31, 2015 to $8.4 million for the three months ended July 31, 2016. Year-to-date sales were $16.3 million, down $1.6 million year-over-year, or 8.8%.  The decline was driven principally by the timing of aerostat contracts with the U.S. government, which resulted in sales of aerostats declining $2.9 million and $2.7 million in the three- and six-month periods, respectively. However, these declines were partially offset by higher sales of stratospheric balloons including Project Loon sales. Aerostar also generated sales from two new U.S. government customers, validating alternative uses of stratospheric balloons.

•
Gross margin. For the three- and six-month periods, gross margin decreased 8.5 percentage points and 2.1 percentage points, respectively, compared to the prior year period.  The reduction in aerostat sales relative to the prior year primarily drove the margin decline. The gross margin for the three- and six-month periods ended July 31, 2016 benefited from improvement in gross profit of $0.5 million and $0.9 million, respectively, from the reduction in depreciation and amortization expense due to $3.8 million of long-lived asset impairment charges recorded for Vista in the prior fiscal year third quarter.

•
Operating expenses. Second quarter operating expense was $1.8 million, or 21.4% of net sales, an increase from 15.3% of net sales in the second quarter of fiscal 2016. Year-to-date operating expense as a percentage of net sales was 21.9%, up from 18.8% in the prior year. The 6.1 percentage point and the 3.1 percentage point increases for the three- and six-month periods ended July 31, 2016 compared to the prior year periods primarily reflect the decrease in sales. Further, operating expenses for the three- and six-month periods ended July 31, 2015 included the deferral of $1.4 million and $2.1 million, respectively, of pre-contract costs related to certain international Vista pursuits.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Administrative expenses	$4,884	$4,316	$9,222	$9,520
Administrative expenses as a % of sales	7.2%	6.4%	6.8%	6.9%
Other (expense), net	$(209)	$(266)	$(306)	$(310)
Effective tax rate	30.7%	31.5%	30.7%	31.9%

Administrative spending for the second quarter of fiscal 2017 was up $0.6 million compared to the second quarter of fiscal 2016. This increase is primarily due to higher accruals of management incentives and long-term incentive awards relative to the prior

#22

year. Prior year expense benefited from the reversal of long-term incentive compensation accruals. Administrative spending for the six-month period was down $0.3 million as compared to the fiscal 2016 comparable period. This decrease reflects the Company's continued emphasis on cost control measures and the benefits of the prior year restructuring actions.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate for the six months ended July 31, 2016 decreased from 31.9% to 30.7%. The decrease in the effective tax rate was primarily due to the inclusion of an R&D tax credit in the current period provision for income taxes. Congress permanently enacted this credit into law in the fourth quarter of fiscal 2016. No estimate of the R&D tax credit was included in the provision for income taxes for the three- or six-month periods ended July 31, 2015.

OUTLOOK

For Applied Technology, market share is being increased through technological advancements. Sustained funding of key R&D projects over the last few years resulted in two significant new product introductions over the last 18 months. These new products are generating favorable customer feedback and strong demand. This demand is expected to continue in the second half of fiscal 2017 and into fiscal 2018. With corn prices persistently low and the forecast for lower agricultural equipment sales through the rest of fiscal 2017, the U.S. agricultural market will remain challenging.

For Engineered Films, the energy and geomembrane markets remain challenging although they have stabilized considerably. It is expected these markets will return to growth in the second half of the year. The Company expects volumes to grow similar to the first half of fiscal 2017, but lower resin costs will pressure average selling prices and offset growth in volume. The division continues to focus on expense controls and value engineering activities as well as driving growth in the industrial and construction markets.

For Aerostar, the focus is on building the pipeline of opportunities and converting these opportunities to sales backlog to improve the profitability of the division. At the same time, Aerostar will continue to scrutinize expenses and focus on operational discipline. The pipeline includes opportunities to grow across many of our platforms including stratospheric balloons, Vista radar systems, and aerostats. Delays in contract awards will push-out the turn-around of the division to fiscal 2018.

Despite continued market weakness, the Company is making progress on a number of different fronts and is in a stronger position today than at the beginning of the year. Applied Technology and Engineered Films both achieved growth in the second quarter. As a result, for the full fiscal year, the Company expects to exceed prior year consolidated sales and prior year adjusted operating income.

Adjusted operating profit is a non-GAAP measure. On both a segment and consolidated basis, adjusted operating income excludes a goodwill impairment loss, a long-lived impairment loss, and associated financial impacts (pre-contract cost write-off and an acquisition-related contingent consideration benefit) all of which relate to the Vista Research, Inc. business within Aerostar and all of which occurred in the fiscal 2016 third quarter. Such adjusted operating profit relates to fiscal 2016 results and is more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016.

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

The Company’s cash flows were as follows:

#23

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2016	July 31, 2015	July 31, 2016	July 31, 2015
Cash provided by operating activities	$14,454	$14,678	$25,558	$23,701
Cash used in investing activities	(205)	(1,398)	(1,640)	(5,831)
Cash used in financing activities	(6,871)	(13,456)	(17,668)	(22,500)
Effect of exchange rate changes on cash and cash equivalents	(45)	26	91	(17)
Net increase (decrease) in cash and cash equivalents	$7,333	$(150)	$6,341	$(4,647)

Cash and cash equivalents totaled $40.1 million at July 31, 2016, an increase of $6.3 million from $33.8 million at January 31, 2016. The comparable balance one year earlier was $47.3 million. The increase from fiscal 2016 year-end was primarily driven by free cash flow generation driven by lower working capital requirements and reduction in capital spending. This was offset by cash outflows for shares repurchased under the authorized $50.0 million share buyback plan. In the first six months of fiscal 2017, the Company repurchased approximately 0.5 million shares at an average price of $15.91 for a total of $7.7 million.

Cash and cash equivalents increased $7.3 million for the three-month period ended July 31, 2016. The increase in cash was largely driven by favorable net working capital developments. Cash and cash equivalents decreased $7.2 million from the comparable balance one year earlier.

At July 31, 2016 the Company held cash and cash equivalents of $3.7 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $3.1 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.5 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $25.6 million for the first six months of fiscal 2017 compared with $23.7 million in the first six months of fiscal 2016. Increased net income and working capital improvements drove the increase of $1.9 million year-over-year.

The Company's cash needs are seasonal, with working capital demands strongest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in working capital.

Management evaluates working capital levels through the computation of inventory turnover and average days sales outstanding. The inventory turnover ratio is a metric used to evaluate the effectiveness of inventory management, with further consideration given to balancing the disadvantages of excess inventory with the risk of delayed customer deliveries. Average days sales outstanding (DSO) is a measure of the Company's efficiency in enforcing its credit policy and managing credit terms.

Inventory turnover and DSO for the comparative periods were as follows:

	July 31, 2016	July 31, 2015
Inventory turnover (times/year) - trailing 12 months	3.9	4.1
Accounts receivable DSO (in days) - trailing 12 months	55	57

Inventory levels decreased $8.6 million, from $54.1 million at July 31, 2015 to $45.5 million at July 31, 2016, driven by focused inventory reduction actions in the Applied Technology and Engineered Films divisions. The Company's inventory turnover rate decreased from the prior year primarily due to higher average inventory levels at Aerostar and Engineered Films for a substantial part of the 12-month period as the decline in sales outpaced the declines in inventory.

Accounts receivable levels decreased $1.2 million to $38.6 million at July 31, 2016 from $39.9 million at July 31, 2015. The improvement in accounts receivable DSO reflects a decline in the DSO for both our Engineered Films and Applied Technology divisions.

#24

Improvement in the timing of payments to suppliers increased accounts payable $3.1 million to $10.1 million at July 31, 2016 from $7.0 million at July 31, 2015.

Investing Activities
Cash used in investing activities decreased from $5.8 million in the first six months of fiscal 2016 to $1.6 million in the first six months of fiscal 2017. The prior year cash outflows included a higher level of capital expenditures. Capital expenditures totaled $2.2 million and $7.3 million in the first six months of fiscal 2017 and fiscal 2016, respectively. The fiscal 2016 spending primarily related to Engineered Films capacity expansion. Management anticipates fiscal 2017 capital spending to be approximately $6 million. There are no significant capacity expansions planned for Engineered Films and the other divisions are expected to maintain a disciplined approach to capital spending. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Cash provided by the proceeds from the sale of assets in both periods reflects the disposal of assets related to the exit of contract manufacturing by Applied Technology and Aerostar. The cash inflows in fiscal 2017 were primarily from selling the idle manufacturing facility in St. Louis, Missouri. The cash inflows in fiscal 2016 were from selling the Company's St. Louis operations and related assets as well as the idle manufacturing facility in Huron, South Dakota.

Cash outflows for purchases of investments in fiscal 2017 was $0.5 million compared to cash inflows of $0.4 million in fiscal 2016. Current year activity represents equity investments made by the Company while the prior year reflects settlement of a working capital adjustment to a prior year acquisition.

Financing Activities
Cash used in financing activities was $17.7 million for the six months ended July 31, 2016 compared to $22.5 million one year ago.

In the fiscal 2016 first quarter, the Company began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors. In fiscal 2017 first quarter, the Board of Directors authorized a $10.0 million increase, bringing the total authorized under the plan to $50.0 million. The Company repurchased $7.7 million and $10.8 million in shares in the six-month periods ended July 31, 2016 and 2015, respectively.

Dividends per share were flat at 26.0 cents per share. Total cash outflows for dividends declined $0.4 million in the six-month period ended July 31, 2016 as compared to the prior year period due to the decrease in outstanding shares as a result of share repurchases made since the end of the prior year period.

During the six months ended July 31, 2016 and July 31, 2015, the Company made payments of $0.3 million and $0.7 million, respectively, on acquisition-related contingent liabilities.

During the six months ended July 31, 2015, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement previously discussed. No borrowing or repayment occurred on the Credit Agreement during the first half of fiscal 2017 or fiscal 2016.

Financing cash outflows in the first half of fiscal 2017 and 2016 included employee taxes paid in relation to net settlement of restricted stock units that vested during the year.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 9 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2016 was $124.5 million. The Company has requested and received the necessary covenant waivers relating to its late filing of financial statement information during fiscal 2017.

Letters of credit (LOCs) totaling $0.9 million issued under a previous line of credit with Wells Fargo were outstanding at July 31, 2015. These LOCs primarily support self-insured workers' compensation bonding. All but one LOC has been transferred and issued under the Credit Agreement as of July 31, 2016. At July 31, 2016, $0.5 million of LOCs were outstanding under the Credit Agreement. One LOC issued by Wells Fargo Bank, N.A was outstanding. Any draws required under this $50,000 LOC would be settled with available cash or borrowings under the Credit Agreement.

#25

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

Long-lived and Intangible Assets and Goodwill
The Company assesses the recoverability of long-lived and intangible assets using fair value measurement techniques if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows used in determining the fair value of the assets.

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

Based on the Company's review of the quantitative and qualitative factors associated with the change in reporting unit, it was determined there were no indicators of impairment for the Company’s reporting units or asset groups, and as such no further impairment analysis was required under the applicable accounting guidance for the three- or six-month periods ended July 31, 2016.

In fiscal 2016, as a result of changes in market conditions indicating that goodwill and long-lived assets might be impaired, the Company performed a Step 1 impairment analysis on the Engineered Films reporting unit and asset group. This analysis indicated that the estimated fair value of the Engineered Films reporting unit exceeded the net book value by approximately $50 million and that the Step 1 test was passed at July 31, 2015. For the long-lived asset impairment, the undiscounted cash flows for the Engineered Films asset group exceeded carrying value of the long-lived assets by more than $100 million and no Step 2 analysis was deemed to be necessary based on the recoverability of the long-lived assets.

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

#26

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

In April 2015 the FASB issued ASU No. 2015-05, "Intangibles - Goodwill and Other-Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (CCA)" (ASU 2015-05). The amendments in ASU 2015-05 clarify existing GAAP guidance about a customer’s accounting for fees paid in a CCA with or without a software license. Examples of cloud computing arrangements include software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. Under ASU 2015-05, fees paid by a customer in a CCA for a software license are within the scope of the internal-use software guidance if certain criteria are met. If the criteria are not met the fees paid are accounted for as a prepaid service contract and expensed. The Company has historically accounted for all fees in a CCA as a prepaid service contract. The Company adopted ASU 2015-05 in first quarter fiscal 2017 when it became effective using the prospective method. The Company did not pay any fees in a CCA in the current period that met the criteria to be in scope of the internal-use software guidance and it had no impact on the consolidated financial statements, results of operations, or cash flows.

In February 2015 the FASB issued ASU No. 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis" (ASU 2015-02). The amendments in ASU 2015-02 affect reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: 1. Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; 2. Eliminate the presumption that a general partner should consolidate a limited partnership; 3. Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and 4. Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940. In October 2016, the FASB issued ASU 2016-17 "Consolidation (Topic 810) - Interests Held through Related Parties that are under Common Control" (ASU 2016-17) which amended ASU 2015-02. Under ASU 2016-17, the Company only needs to consider its proportionate indirect interest in the VIE held through a common control party when evaluating whether the Company is the primary beneficiary. ASU 2015-02 required that the common control party's interest be treated as if it was the Company's interest when evaluating whether the Company is the primary beneficiary. The Company early adopted ASU 2015-02 in first quarter fiscal 2017 and early adopted ASU 2016-17 in third quarter fiscal 2017. The Company reevaluated all of it legal entities and one investment accounted for using the equity method during the first quarter. In addition, ASU 2015-02 was applied to the evaluation of the Company's investment in Ag Eagle in first quarter fiscal 2017 further discussed in Note 5 Acquisitions of and Investments in Businesses and Technologies of this Form 10-Q. The Company did not have an indirect interest in any of the entities through an unconsolidated related party. Under ASU 2015-02 and the amended guidance in ASU 2016-17 neither of these equity method investments qualified for consolidation. The adoption of this guidance had no impact on the legal entities consolidated or the Company's consolidated financial position, results of operations, or cash flows. No prior period retrospective adjustments were required. .

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

#27

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

New Accounting Standards Not Yet Adopted
In January 2017 the FASB issued ASU 2017-01, "Business Combinations (Topic 805) "Clarifying the Definition of a Business" (ASU 2017-01). This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen for determining when a set of assets and processes is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether a transaction is an acquisition of a business. The amendments in ASU 2017-01 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and are applied on a prospective basis. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In November 2016 the FASB issued ASU 2016-16, "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company can early adopt ASU 2016-16, but earlier adoption must be in the first quarter of the fiscal year. The amendments in ASU 2016-16 will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). Current GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. Under ASU 2016-13 the Company will need to create an economic forecast over the entire contractual life of long-dated financial assets. The new standard is effective for annual reporting periods beginning after December 15, 2019. All entities may elect to early adopt ASU 2016-13 for annual reporting periods beginning after December 15, 2018. The amendments in ASU 2016-13 will be applied using the modified retrospective approach by recording a cumulative-effect adjustment to retained earnings in the first reporting period. The Company's trade accounts receivable are in-scope under ASU 2016-13. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

In March 2016 the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 amends the accounting for employee share-based payment

#28

transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as discrete income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, this guidance requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The guidance also requires that cash paid to taxing authorities on employee behalf for withheld shares should be classified as a financing activity in the statement of cash flows. In addition, the guidance also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. ASU 2016-09 requires that the various amendments be adopted using different methods. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures.

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

In May 2014 the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 606 are the same as ASU 2014-09. The Company is currently evaluating the method and date of adoption and the impact the adoption of ASU 2014-09 and all subsequent amendments to Topic 606, will have on the Company’s consolidated financial position, results of operations, and disclosures.

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

#29

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of July 31, 2016. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 31, 2016 due to the material weaknesses in internal control over financial reporting which existed at that date, as described below.

Notwithstanding the existence of the material weaknesses described below, management has concluded that the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our consolidated financial position, results of operations and cash flows for the periods presented herein in conformity with accounting principles generally accepted in the United States of America.

Material Weaknesses
A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company has identified the following control deficiencies which existed as of July 31, 2016 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures as of that date:

#30

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

Management’s Remediation Initiatives
The Company is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the control deficiencies that gave rise to the material weaknesses. These remediation efforts, summarized below which are in the process of being implemented, are intended to address the identified material weaknesses and to enhance our overall financial control environment.

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

#31

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

•
We have begun designing a new control or controls for the identification and assessment of the completeness and accuracy of spreadsheets and system-generated reports used within the Company’s internal controls over financial reporting.

•
We have begun adding or redesigning controls to require both an evaluation and evidence of that evaluation of the completeness and accuracy of all spreadsheets and system-generated reports used in internal controls over financial reporting and the preparation of the financial statements and related footnote disclosures.

•	We will maintain evidence of a baseline evaluation of completeness and accuracy for every system-generated report determined to be a key report for which it is possible to maintain a baseline test.

•	We will periodically re-baseline system-generated reports whether they are changed or not in accordance with our redesigned procedures and controls over financial reporting.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

#32

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business. The potential costs and liability of such claims cannot be determined at this time. Management believes that any liability resulting from these matters will be substantially mitigated by insurance coverage or would be immaterial. Accordingly, management does not believe the ultimate outcome of these matters will be significant to its results of operations, financial position, or cash flows.

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2016, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also could have a material effect on our business, results of operations, financial condition, and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company's Board of Directors (Board) authorized a $40,000,000 stock buyback program. Effective March 21, 2016 the Board authorized an extension and increase of this stock buyback program. An additional $10,000,000 was authorized for share repurchases once the $40,000,000 authorization limit is reached. This authorization remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

The Company made purchases of its own equity securities during the second quarter of 2017 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
May 1 to May 31, 2016	—	$—	$—
June 1 to June 30, 2016	102,187	19.57	1,999,990
July 1 to July 31, 2016	—	—	—
Total as of and for the fiscal quarter ended July 31, 2016	102,187	$19.57	$1,999,990	$12,959,341

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

#33

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

#34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 8, 2017

#35