Form 10-Q
period 2016-10-31
RAVEN INDUSTRIES INC
filed 2017-02-15
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of February 10, 2017 there were 36,076,259 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	October 31, 2016	January 31, 2016	October 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$46,313	$33,782	$32,287
Short-term investments	—	—	250
Accounts receivable, net	39,554	38,069	39,293
Inventories	42,813	45,839	48,636
Deferred income taxes	—	3,110	3,296
Other current assets	2,747	4,429	2,915
Total current assets	131,427	125,229	126,677

Property, plant and equipment, net	108,948	115,704	117,206
Goodwill	40,703	40,672	40,712
Amortizable intangible assets, net	12,511	12,956	13,327
Other assets	3,746	4,127	3,859
TOTAL ASSETS	$297,335	$298,688	$301,781

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,377	$6,038	$7,160
Accrued liabilities	14,708	12,042	11,597
Customer advances	1,154	739	907
Total current liabilities	25,239	18,819	19,664

Other liabilities	12,134	15,640	14,511

Commitments and contingencies			—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,060; 67,006; and 67,006, respectively	67,060	67,006	67,006
Paid-in capital	55,703	53,907	53,919
Retained earnings	230,957	229,443	232,315
Accumulated other comprehensive loss	(3,361)	(3,501)	(3,026)
Treasury stock at cost, 30,984; 30,500; and 29,447 shares, respectively	(90,402)	(82,700)	(82,700)
Total Raven Industries, Inc. shareholders' equity	259,957	264,155	267,514
Noncontrolling interest	5	74	92
Total shareholders' equity	259,962	264,229	267,606
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$297,335	$298,688	$301,781

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per-share data)	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Net sales	$72,522	$67,611	$208,480	$205,402
Cost of sales	52,683	50,639	149,609	150,213
Gross profit	19,839	16,972	58,871	55,189

Research and development expenses	4,151	4,005	12,475	10,757
Selling, general, and administrative expenses	8,212	7,480	24,174	25,302
Goodwill impairment loss	—	11,497	—	11,497
Long-lived asset impairment loss	87	3,813	87	3,813
Operating income (loss)	7,389	(9,823)	22,135	3,820

Other (expense), net	(273)	(123)	(579)	(433)
Income before income taxes	7,116	(9,946)	21,556	3,387

Income taxes provision (benefit)	1,375	(3,780)	5,802	471
Net income (loss)	5,741	(6,166)	15,754	2,916

Net income attributable to the noncontrolling interest	—	22	1	58

Net income (loss) attributable to Raven Industries, Inc.	$5,741	$(6,188)	$15,753	$2,858

Net income (loss) per common share:
─ Basic	$0.16	$(0.17)	$0.43	$0.08
─ Diluted	$0.16	$(0.17)	$0.43	$0.08

Cash dividends paid per common share	$0.13	$0.13	$0.39	$0.39

Comprehensive income:
Net income (loss)	$5,741	$(6,166)	$15,754	$2,916

Other comprehensive income (loss), net of tax:
Foreign currency translation	(201)	2	146	(172)
Postretirement benefits, net of income tax benefit (expense) of $2, ($1,606), $4 and ($1,572), respectively	(2)	2,794	(6)	2,995
Other comprehensive income (loss), net of tax	(203)	2,796	140	2,823

Comprehensive income (loss)	5,538	(3,370)	15,894	5,739

Comprehensive income attributable to noncontrolling interest	—	22	1	58

Comprehensive income (loss) attributable to Raven Industries, Inc.	$5,538	$(3,392)	$15,893	$5,681

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	2,858	—	2,858	58	2,916
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(172)	(172)	—	(172)
Change in Postretirement benefits due to plan amendments after tax (expense) of ($1,591)	—	—	—	—	—	2,770	2,770	—	2,770
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $19	—	—	—	—	—	225	225	—	225
Cash dividends ($0.39 per share)	—	125	—	—	(14,723)	—	(14,598)	—	(14,598)
Dividends of less than wholly-owned subsidiary attributable to non-controlling interest	—	—	—	—	—	—	—	(50)	(50)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	1,603	(29,338)	—	—	(29,338)	—	(29,338)
Share-based compensation	—	1,826	—	—	—	—	1,826	—	1,826
Income tax impact related to share-based compensation	—	(690)	—	—	—	—	(690)	—	(690)
Balance October 31, 2015	$67,006	$53,919	30,500	$(82,700)	$232,315	$(3,026)	$267,514	$92	$267,606

Balance January 31, 2016	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
Net income	—	—	—	—	15,753	—	15,753	1	15,754
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	146	146	—	146
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(6)	(6)	—	(6)
Cash dividends ($0.39 per share)	—	161	—	—	(14,239)	—	(14,078)	—	(14,078)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(70)	(70)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Director shares issued	19	(19)	—	—	—	—	—	—	—
Shares repurchased	—	—	484	(7,702)	—	—	(7,702)	—	(7,702)
Share-based compensation	—	2,291	—	—	—	—	2,291	—	2,291
Income tax impact related to share-based compensation	—	(346)	—	—	—	—	(346)	—	(346)
Balance October 31, 2016	$67,060	$55,703	30,984	$(90,402)	$230,957	$(3,361)	$259,957	$5	$259,962

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(Dollars in thousands)	October 31, 2016	October 31, 2015
OPERATING ACTIVITIES:
Net income	$15,754	$2,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,526	13,201
Change in fair value of acquisition-related contingent consideration	(41)	(1,720)
Goodwill impairment loss	—	11,497
Long-lived asset impairment loss	87	3,813
Loss from equity investment	223	126
Deferred income taxes	(290)	(6,685)
Share-based compensation expense	2,291	1,826
Change in operating assets and liabilities:
Accounts receivable	(1,620)	16,144
Inventories	3,048	4,820
Other assets	(135)	228
Operating liabilities	7,834	(12,580)
Other operating activities, net	8	1,595
Net cash provided by operating activities	38,685	35,181

INVESTING ACTIVITIES:
Capital expenditures	(3,901)	(10,771)
Proceeds related to business acquisitions	—	351
Proceeds from sale or maturity of investments	250	—
Purchases of investments	(750)	—
Proceeds from sale of assets	1,145	1,960
Other investing activities	(498)	(506)
Net cash used in investing activities	(3,754)	(8,966)

FINANCING ACTIVITIES:
Dividends paid	(14,148)	(14,648)
Payments for common shares repurchased	(7,702)	(29,338)
Payments of acquisition-related contingent liability	(318)	(773)
Debt issuance costs paid	—	(548)
Restricted stock units vested and issued	(256)	(458)
Employee stock option exercises net of tax benefit	—	(85)
Other financing activities	—	(15)
Net cash used in financing activities	(22,424)	(45,865)

Effect of exchange rate changes on cash	24	(12)

Net increase (decrease) in cash and cash equivalents	12,531	(19,662)
Cash and cash equivalents at beginning of year	33,782	51,949
Cash and cash equivalents at end of period	$46,313	$32,287

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three- and nine-month periods ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending January 31, 2017. The January 31, 2016 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Based on the Company’s review of its Engineered Films and Applied Technology Division reporting units, the Company identified no indicators of impairment for these reporting units or asset groups, and as such no further impairment analysis was required under the applicable accounting guidance for the three- or nine-month periods ended October 31, 2016.

Aerostar Reporting Unit (related to October 31, 2016)
In the fiscal 2017 third quarter the Company determined that a triggering event occurred for its Aerostar reporting unit and the aerostat and stratospheric programs (Lighter than Air) and radar product and radar services (Radar) asset groups. Financial expectations for net sales and operating income of the reporting unit and affected asset groups were lowered due to delays and

#7

(Dollars in thousands, except per-share amounts)

uncertainties regarding the reporting unit’s pursuits of certain opportunities, in particular aerostat orders, certain classified stratospheric balloon pursuits, and radar pursuits. Aerostar is still actively pursuing these opportunities and some are in active negotiations, but the timing of certain stratospheric balloon and aerostat opportunities are being delayed more than previously expected and the likelihood of radar sales is lower due to the Company's decision to no longer actively pursue certain radar product opportunities. As a result of these factors, the Company lowered its financial forecast for the business and performed a Step 1 impairment analysis using fair value techniques as of October 31, 2016 for both goodwill and long-lived assets.

As described in Note 6 Goodwill, Long-Lived Assets and Other Charges, the Company concluded that the Aerostar reporting unit goodwill balance was not impaired but certain long-lived assets associated with the previously impaired Radar asset group, including property, plant, and equipment and patents, were further impaired as of October 31, 2016.
Vista Reporting Unit (related to October 31, 2015)
As described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division, during the fiscal 2016 third quarter. Accordingly, the Company performed a Step 1 impairment analysis using fair value techniques as of October 31, 2015 for both goodwill and long-lived assets.

As described in Note 6 Goodwill, Long-Lived Assets and Other Charges, the Company concluded that the Vista goodwill balance was fully impaired and that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets, were impaired as of October 31, 2015.
There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016.

(3) NET INCOME (LOSS) PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and fully vested stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding which includes the shares issuable upon exercise of employee stock options (net of shares assumed purchased with the option proceeds), stock units, and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. Weighted average common and common equivalent shares outstanding are excluded from the diluted loss per share calculation as their inclusion would have an antidilutive effect.
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method.
The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Anti-dilutive options and restricted stock units	653,513	1,216,318	922,041	1,150,227

#8

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Numerator:
Net income (loss) attributable to Raven Industries, Inc.	$5,741	$(6,188)	$15,753	$2,858

Denominator:
Weighted average common shares outstanding	36,076,259	36,785,140	36,164,468	37,481,675
Weighted average fully vested stock units outstanding	97,716	92,470	100,595	84,597
Denominator for basic calculation	36,173,975	36,877,610	36,265,063	37,566,272

Weighted average common shares outstanding	36,076,259	36,785,140	36,164,468	37,481,675
Weighted average fully vested stock units outstanding	97,716	92,470	100,595	84,597
Dilutive impact of stock options and restricted stock units	122,270	—	70,102	47,773
Denominator for diluted calculation	36,296,245	36,877,610	36,335,165	37,614,045

Net income (loss) per share - basic	$0.16	$(0.17)	$0.43	$0.08
Net income (loss) per share - diluted	$0.16	$(0.17)	$0.43	$0.08

#9

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2016	January 31, 2016	October 31, 2015
Accounts receivable, net:
Trade accounts	$40,257	$39,103	$40,062
Allowance for doubtful accounts	(703)	(1,034)	(769)
	$39,554	$38,069	$39,293
Inventories:
Finished goods	$5,686	$4,896	$5,211
In process	2,325	1,845	2,157
Materials	34,802	39,098	41,268
	$42,813	$45,839	$48,636
Other current assets:
Insurance policy benefit	$776	$716	$728
Federal tax receivable	228	1,721	—
Receivable from sale of business	71	255	420
Prepaid expenses and other	1,672	1,737	1,767
	$2,747	$4,429	$2,915
Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,054	$2,974
Buildings and improvements	78,703	77,827	76,775
Machinery and equipment	143,533	140,996	138,921
Accumulated depreciation	(115,726)	(106,419)	(102,263)
Accumulated impairment losses	(616)	(554)	(554)
	$108,948	$114,904	$115,853
Held for sale:
Land	$—	$244	$324
Buildings and improvements	—	1,595	2,597
Machinery and equipment	—	329	639
Accumulated depreciation	—	(1,368)	(2,207)
	—	800	1,353
	$108,948	$115,704	$117,206
Other assets:
Equity investments	$2,346	$2,805	$2,720
Deferred income taxes	65	—	—
Other	1,335	1,322	1,139
	$3,746	$4,127	$3,859
Accrued liabilities:
Salaries and related	$3,931	$1,883	$1,177
Benefits	3,720	3,864	3,925
Insurance obligations	2,022	1,730	1,852
Warranties	1,852	1,835	1,639
Income taxes	332	475	748
Other taxes	1,230	1,117	977
Acquisition-related contingent consideration	396	407	448
Other	1,225	731	831
	$14,708	$12,042	$11,597
Other liabilities:
Postretirement benefits	$7,714	$7,662	$7,898
Acquisition-related contingent consideration	1,385	1,732	1,483
Deferred income taxes	257	3,247	2,205
Uncertain tax positions	2,778	2,999	2,925
	$12,134	$15,640	$14,511

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

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At October 31, 2016, the fair value of this contingent consideration was $1,375, of which $219 was classified as "Accrued liabilities" and $1,156 was classified as "Other liabilities" in the Consolidated Balance Sheet. At October 31, 2015, the fair value of this contingent consideration was $1,338, of which $329 was classified as "Accrued liabilities" and $1,009 as "Other liabilities." The Company paid $37 and $239 in earn-out payments in the three- and nine-month periods ended October 31, 2016, respectively. The Company paid $38 and $188 in earn-out payments in the three- and nine-month periods ended October 31, 2015, respectively. To date, the Company has paid a total of $548 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000.

As described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, in the fiscal 2016 third quarter the Company (based on a reassessment of its forecasted future revenue projections associated with Vista) determined that the estimated fair value of this contingent consideration should be reduced by $2,273. This adjustment was recognized as a benefit to "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income for the three- and nine-month periods ended October 31, 2015.

At October 31, 2016, the fair value of this contingent consideration was $325, of which $96 was classified in "Accrued liabilities" and $229 as "Other liabilities" in the Consolidated Balance Sheet. At October 31, 2015 the fair value of this contingent consideration was $550, of which $76 was classified as "Accrued liabilities" and $474 as "Other liabilities" in the Consolidated Balance Sheets. The Company paid $79 and $585 in the nine-month periods ended October 31, 2016 and 2015, respectively. The Company made no payments in the three-month periods ended October 31, 2016 or 2015, respectively. To date, the Company has paid a total of $1,471 of this potential earn-out liability.

#11

(Dollars in thousands, except per-share amounts)

(6) GOODWILL, LONG-LIVED ASSETS AND OTHER CHARGES

Pre-contract Deferred Cost Write-offs
From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common within the Aerostar Division, particularly with the aerostat and radar business pursuits. Aerostar had been pursuing international opportunities and was in the process of negotiating a large international contract that did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing other international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. The Aerostar Division recorded a charge of $2,933, (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015) for the write-off of these pre-contract costs. This charge is recorded in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income. The pre-contract costs deferred to the balance sheet at October 31, 2016 were not material and there have been no write-offs in the three- and nine-month periods ended October 31, 2016, respectively.
Inventory write-downs
During the fiscal 2017 third quarter, the Company wrote-down radar inventory, purchased primarily during fiscal 2016, due to the Company's decision in the fiscal 2017 third quarter to no longer actively pursue certain radar opportunities. The decision to write-down for this inventory is consistent with the triggering event identified during the fiscal 2017 third quarter relating to the Aerostar reporting unit and the radar product and radar services (Radar) asset group. This radar specific inventory write-down increased "Cost of sales" by $2,278 for the three- and nine-month periods ended October 31, 2016. There were no specific radar inventory write-downs for the three- and nine-month periods ended October 31, 2015.

Goodwill and Goodwill Impairment Loss
The Company performs impairment reviews of goodwill by reporting unit. At the end of fiscal 2016, the Company determined it had four reporting units: Engineered Films Division; Applied Technology Division; and two separate reporting units in the Aerostar Division, one of which was Vista and one of which was all other Aerostar operations (Aerostar excluding Vista).

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development leadership functions, re-deployment of employees across the division, and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such, as of April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company reviewed the quantitative and qualitative factors associated with the change in reporting unit and determined there were no indicators of impairment at the time of the reporting unit change.

In the fiscal 2017 third quarter the Company determined that a triggering event occurred for its Aerostar reporting unit, which had $789 of goodwill as of October 31, 2016. The triggering event was caused by lowering the financial expectations for net sales and operating income of the reporting unit and certain asset groups due to delays and uncertainties regarding the reporting unit’s pursuit of certain opportunities, including aerostat orders, certain classified stratospheric balloon pursuits, and radar pursuits. Aerostar is still actively pursuing these opportunities and some are in active negotiations, but the timing of certain aerostat and classified stratospheric balloon opportunities are being delayed more than previously expected and the likelihood of radar sales is lower due to the Company's decision to no longer actively pursue certain radar product opportunities. The Step 1 impairment analysis was completed using fair value techniques as of October 31, 2016. In determining the estimated fair value of the Aerostar reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates, the October 31, 2016 analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the reporting unit carrying value by approximately $9,000, or approximately 30.0%.
As described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, the Company determined that a triggering event occurred for its Vista reporting unit, a subsidiary of the Aerostar Division, during the fiscal 2016 third quarter. A Step 1 impairment analysis was completed using fair value techniques as of October 31, 2015 and it was determined that the estimated fair value of the Vista reporting unit was less than the carrying value.
Pursuant to the applicable accounting guidance, the Company performed a Step 2 impairment analysis. Based on this Step 2 impairment analysis the resulting implied fair value of the Vista goodwill was determined to have no value compared to the $11,497 carrying value recorded for the reporting unit. This $11,497 shortfall was recorded in the prior fiscal year third quarter as an

#12

(Dollars in thousands, except per-share amounts)

impairment charge to operating income reported as "Goodwill impairment loss" in the Consolidated Statements of Income and Comprehensive Income.
The Company reported $11,497 in goodwill impairment losses for the three- and nine-month periods ended October 31, 2015. Goodwill gross and net of accumulated impairment losses at October 31, 2015 was $52,209 and $40,712, respectively. The Company's cumulative impairment loss recorded as of October 31, 2015 was $11,497.
The Company reported no impairment losses for the three- and nine-month periods ended October 31, 2016. Goodwill gross and net of accumulated impairment losses at October 31, 2016 was $52,200 and $40,703, respectively. The Company's cumulative impairment loss recorded as of October 31, 2016 was $11,497.
Long-Lived Asset Impairment Loss
Fiscal 2017 third quarter assessment
The Company evaluated the triggering events described in the goodwill impairment analysis and determined there were also triggering events with respect to the assets associated with the aerostat and stratospheric programs (Lighter than Air) and Radar asset groups in the Aerostar reporting unit in the third quarter, which resulted in an asset impairment test.

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a Step 1 test was performed for each asset group. The undiscounted cash flows for the Lighter than Air asset group exceeded the carrying value of the long-lived assets by approximately $110,000, or 800%, and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets.

In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting estimated fair value of the Radar asset group long-lived assets was $175 compared to the carrying value of $262 for the asset group. The shortfall of $87 was recorded in the fiscal 2017 third quarter as an impairment charge to operating income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. The total impairment loss related to property, plant, and equipment and patents was $62 and $25, respectively.

Fiscal 2016 third quarter assessment
As described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, the Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other assets) are one level below the Vista reporting unit. For Vista, these levels were determined to be asset groups identified for the client private business (CP) and Radar. Based on the assessment of the forecasts of cash flows and these asset groups, the Company concluded that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets, were impaired as of October 31, 2015.

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a Step 1 test was performed for each asset group. The undiscounted cash flows for the CP asset group exceeded the carrying value of the long-lived assets and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets, resulting in an estimated fair value of the Radar asset group long-lived assets of $103 compared to the carrying value of $3,916 for the asset group. The shortfall of $3,813 was recorded in fiscal 2016 third quarter as an impairment charge to operating income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment of $3,813, $3,154 was related to amortizable intangible assets related to radar technology and radar customers, $554 was related to property, plant, and equipment, and $105 was related to patents.

#13

(Dollars in thousands, except per-share amounts)

(7) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Service cost	$20	$49	$60	$265
Interest cost	83	92	249	302
Amortization of actuarial losses	36	38	110	206
Amortization of unrecognized prior service cost (gains)	(40)	—	(120)	—
Net periodic benefit cost	$99	$179	$299	$773

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

(8) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Beginning balance	$2,076	$1,752	$1,835	$3,120
Accrual for warranties	202	571	1,288	1,319
Settlements made	(426)	(684)	(1,271)	(2,800)
Ending balance	$1,852	$1,639	$1,852	$1,639

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

Unamortized debt issuance costs associated with this Credit Agreement were $379 and $489 at October 31, 2016 and 2015, respectively and are included in "Other assets" in the Consolidated Balance Sheets. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Letters of credit (LOCs) totaling $850 issued under a previous line of credit with Wells Fargo were outstanding at October 31, 2015. These LOC primarily support self-insured workers' compensation bonding. All but one $50 LOC has been transferred and issued under the Credit Agreement as of October 31, 2016. At October 31, 2016, $464 of LOCs were outstanding under the Credit

#14

(Dollars in thousands, except per-share amounts)

Agreement and $50 issued by Wells Fargo was outstanding. Any draws required under the Wells Fargo LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under either credit agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2016 was $124,536.

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

(11) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s year-to-date effective tax rates for the nine-month periods ended October 31, 2016 and 2015 were 26.9% and 13.9%, respectively. The increase in the effective tax rate is primarily due to the prior year effective tax rate being significantly lower due to the impact of the affects of the impairment and other charges which is partially offset by the inclusion of an R&D tax credit in the current period provision for income taxes. Congress permanently enacted this credit into law in the fourth quarter of fiscal 2016. No estimate of the R&D tax credit was included in the provision for income taxes for the three- or nine-month periods ended October 31, 2015.

As of October 31, 2016, undistributed earnings of approximately $2,365 of the Canadian and European subsidiaries were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $270 net of foreign tax credits.

(12) RESTRUCTURING COSTS

At October 31, 2016, there are no ongoing restructuring plans or unpaid restructuring costs. No restructuring costs were incurred in the three- or nine-month periods ended October 31, 2016.

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

Exit activities related to this sale and transfer of these contract manufacturing operations were substantially completed during the fiscal 2016 first quarter. Gains of $611 were recorded for the nine-month period ended October 31, 2015 as a result of the exit activity. There were no gains recorded in the three-month period ended October 31, 2015. Receivables for inventory and estimated future royalties pursuant to the sale agreements of $420 were included in "Other current assets" in the Consolidated Balance Sheet at October 31, 2015. At October 31, 2016, such receivables were $71.

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

The Company incurred restructuring costs for severance benefits of $588 in the nine-month period ended October 31, 2015. This restructuring plan was completed during the fiscal 2016 second quarter so no costs were incurred related to this restructuring plan in the three-month period ended October 31, 2015. The Company reported $407 of these restructuring costs in "Cost of sales" and the remaining $181 were reported in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income. There were no unpaid costs at October 31, 2015. Substantially all of these restructuring costs related to the Applied Technology Division.

#15

(Dollars in thousands, except per-share amounts)

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders for the three and nine months ended October 31, 2016 were $4,690 and $14,078 or 13.0 cents and 39.0 cents per share, respectively. Dividends paid to Raven shareholders for the three and nine months ended October 31, 2015 were $4,764 and $14,598, or 13.0 cents and 39.0 cents per share, respectively.

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached.

Pursuant to these authorizations, the Company repurchased 484,252 shares , or $7,702, in the nine-month period ended October 31, 2016. None of these shares were repurchased in the three-month period ended October 31, 2016. The Company repurchased 1,052,587 and 1,602,545 shares in the three- and nine-month periods ended October 31, 2015. These purchases totaled $18,513 and $29,338, respectively. All such share repurchases were paid at October 31, 2015. The remaining dollar value authorized for share repurchases at October 31, 2016 is $12,959. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the nine months ended October 31, 2016 and October 31, 2015.

Stock Option Awards
The Company granted 274,200 and 289,600 non-qualified stock options during the nine-month period ended October 31, 2016 and October 31, 2015, respectively. None of these options were granted in the three-month periods ended October 31, 2016 or October 31, 2015. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Nine Months Ended
	October 31, 2016	October 31, 2015
Risk-free interest rate	1.05%	1.33%
Expected dividend yield	3.33%	2.59%
Expected volatility factor	32.61%	36.81%
Expected option term (in years)	4.00	3.75

Weighted average grant date fair value	$3.05	$4.77

Restricted Stock Unit Awards (RSUs)
The Company granted 70,947 and 27,696 time-vested RSUs to employees in the nine-month periods ended October 31, 2016 and 2015, respectively. The Company granted 4,577 and 8,446 awards in the three-month periods ended October 31, 2016 and 2015. The grant date fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The grant date fair value per share of the time-vested RSUs granted in the three months ended October 31, 2016 and 2015 was $15.94 and $19.90, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the nine-month period ended October 31, 2016. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2017 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain

#16

(Dollars in thousands, except per-share amounts)

performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the nine-month periods ended October 31, 2016 and 2015, the Company granted 72,950 and 68,570 performance-based RSUs, respectively. None of the performance-based RSUs were granted in the three-month periods ended October 31, 2016 and 2015. The weighted average grant date fair value per share of the performance-based RSUs granted in the periods ended October 31, 2016 and 2015, respectively, was $15.61 and $20.10.

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

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Net sales
Applied Technology	$25,203	$21,344	$79,327	$74,165
Engineered Films	38,551	36,919	104,307	104,029
Aerostar	9,003	9,456	25,313	27,338
Intersegment eliminations (a)	(235)	(108)	(467)	(130)
Consolidated net sales	$72,522	$67,611	$208,480	$205,402

Operating income (loss)
Applied Technology (b) (c)	$6,415	$3,299	$20,280	$16,081
Engineered Films	7,129	6,145	17,666	15,981
Aerostar (d) (e)	(1,375)	(15,474)	(1,804)	(15,013)
Intersegment eliminations (a)	(16)	9	(21)	93
Total reportable segment income (loss)	12,153	(6,021)	36,121	17,142
Administrative and general expenses	(4,764)	(3,802)	(13,986)	(13,322)
Consolidated operating income (loss)	$7,389	$(9,823)	$22,135	$3,820
(a) Intersegment sales for both fiscal 2017 and 2016 were primarily sales from Engineered Films to Aerostar.
(b) Includes $161 gain for the nine-month period ended October 31, 2016 on the disposal of an idle manufacturing plant held for sale.
(c) Includes gains of $611 for the nine-month period ended October 31, 2015 on disposal of assets related to the exit of contract manufacturing operations.
(d) The three- and nine-month periods ended October 31, 2015 include pre-contract cost write-offs of $2,933 (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015), a goodwill impairment loss of $11,497, a long-lived impairment loss of $3,813 and a reduction of $2,273 of an acquisition-related contingent liability for Vista as a result of changes in expected sales and cash flows.
(e) The three- and nine-month periods ended October 31, 2016 include inventory write-downs of $2,278 as a result of changes in expected sales of a specific product line within radar business.

(16) NEW ACCOUNTING STANDARDS

Accounting Standards Adopted
In November 2015 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, "Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes" (ASU 2015-17). Currently GAAP requires the deferred

#17

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

#18

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

New Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amount of any impairment may not exceed the carrying amount of goodwill. The amendments should be applied on a prospective basis. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis.

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

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

In June 2016 the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). Current GAAP generally delays recognition of the full amount of credit losses until

#19

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

#20

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

As described in the Notes to the Financial Statements, four significant charges were recorded in the Aerostar Division in the fiscal 2016 third quarter. To allow evaluation of operating income and net income for the Company’s core business, the Company used two additional measures. The additional measurements are:

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
The following discussion highlights the consolidated operating results for the three- and nine-months ended October 31, 2016 and 2015. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#21

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2016	October 31, 2015	% Change	October 31, 2016	October 31, 2015	% Change
Net sales	$72,522	$67,611	7.3%	$208,480	$205,402	1.5%
Gross profit	19,839	16,972	16.9%	58,871	55,189	6.7%
Gross margin (a)	27.4%	25.1%		28.2%	26.9%
Operating income (loss)	$7,389	$(9,823)	(175.2)%	$22,135	$3,820	479.5%
Operating margin (a)	10.2%	(14.5)%		10.6%	1.9%
Net income (loss) attributable to Raven Industries, Inc.	$5,741	$(6,188)	(192.8)%	$15,753	$2,858	451.2%
Diluted earnings (loss) per share	$0.16	$(0.17)		$0.43	$0.08

Adjusted net income attributable to Raven Industries, Inc. (b)	$5,741	$4,089	40.4%	$15,753	$13,135	19.9%

Operating cash flow				$38,685	$35,181	10.0%
Capital expenditures				$(3,901)	$(10,771)	(63.8)%
Cash dividends				$(14,148)	$(14,648)	(3.4)%
Common share repurchases				$(7,702)	$(29,338)	(73.7)%

(a)The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

(b) Non-GAAP measure reconciled to GAAP in the following tables.

#22

The following table reconciles the reported operating income (loss) to adjusted operating income (loss), a non-GAAP financial measure. On both a consolidated and segment basis, adjusted operating income excludes the goodwill impairment loss, long-lived asset impairment loss, pre-contract cost write-offs, and an acquisition-related contingent consideration benefit, all of which relate to the Vista Research, Inc. business within the Aerostar Division.

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	% Change	October 31, 2016	October 31, 2015	% Change
Aerostar
Reported operating (loss) income	$(1,375)	$(15,474)	(91.1)%	$(1,804)	$(15,013)	(88.0)%
Plus:
Goodwill impairment loss	—	11,497		—	11,497
Long-lived asset impairment loss	—	3,813			3,813
Pre-contract costs written off (a)	—	2,933		—	2,933
Less:
Acquisition-related contingent liability benefit	—	2,273		—	2,273
Aerostar adjusted operating (loss) income	$(1,375)	$496	(377.2)%	$(1,804)	$957	(288.5)%
Aerostar adjusted operating income (loss) % of net sales	(15.3)%	5.2%		(7.1)%	3.5%

Consolidated Raven
Reported operating income (loss)	$7,389	(9,823)	(175.2)%	$22,135	3,820	479.5%
Plus:
Goodwill impairment loss	—	11,497		—	11,497
Long-lived asset impairment loss	—	3,813		—	3,813
Pre-contract costs written off (a)	—	2,933		—	2,933
Less:
Acquisition-related contingent liability benefit	—	2,273		—	2,273
Consolidated adjusted operating income	$7,389	$6,147	20.2%	$22,135	$19,790	11.8%
Consolidated adjusted operating income % of net sales	10.2%	9.1%		10.6%	9.6%

(a) The $2,933 pre-contract costs written off is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015.

The following table reconciles the reported net income (loss) to adjusted net income, a non-GAAP financial measure. Adjusted net income excludes the goodwill impairment loss, long-lived asset impairment loss, pre-contract cost write-offs, an acquisition-related contingent consideration benefit, and the income tax effect of these items, all of which relate to the Vista Research, Inc. business within the Aerostar Division.

#23

	Three Months Ended			Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	% Change	October 31, 2016	October 31, 2015	% Change
Consolidated Raven
Reported net income (loss) attributable to Raven Industries	$5,741	$(6,188)	(192.8)%	$15,753	$2,858	451.2%
Plus:
Goodwill impairment	—	11,497		—	11,497
Long-lived asset impairment loss	—	3,813		—	3,813
Deferred cost charge	—	2,933		—	2,933
Less:
Acquisition earn-out benefit	—	2,273		—	2,273
Net tax benefit	—	5,693		—	5,693
Adjusted net income attributable to Raven Industries	$5,741	$4,089	40.4%	$15,753	$13,135	19.9%

Adjusted net income per common share:
-basic	$0.16	$0.11	45.5%	$0.43	$0.35	22.9%
-diluted	$0.16	$0.11	45.5%	$0.43	$0.35	22.9%

(a) The $2,933 pre-contract costs written off is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015.

For the fiscal 2017 third quarter, net sales were $72.5 million, up $4.9 million, or 7.3%, from $67.6 million in last year’s third quarter. The Company's operating income for the third quarter of fiscal 2017 was $7.4 million, up $17.2 million, or 175.2% compared to third quarter fiscal 2016's operating loss. Last year’s third quarter results include a goodwill impairment charge of $11.5 million, long-lived asset impairment charge of $3.8 million, deferred pre-contract cost write-offs of $2.9 million (of which $2.1 million was related to amounts deferred in prior periods), and a benefit of $2.3 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability), all of which are related to the Company’s Vista business. Excluding these specific Vista items, adjusted operating income for the third quarter fiscal 2017 was up $1.2 million or 20.2%, compared to $6.1 million adjusted operating income for the third quarter of last year. The increase in adjusted operating income was principally due to higher sales volumes and lower manufacturing expenses in both Applied Technology and Engineered Films, partially offset by an increase in radar inventory write-downs in Aerostar. Net income for the third quarter of 2017 was $5.7 million, or $0.16 per diluted share, compared to a net loss of ($6.2) million, or ($0.17) per diluted share, in last year's third quarter. Excluding the goodwill impairment, long-lived asset impairment, pre-contract cost write-offs, and earn-out reduction benefit related to Vista, adjusted net income attributable to Raven Industries for the third quarter of 2016 was $4.1 million, or $0.11 per diluted share. The increase in earnings per share was driven primarily by higher sales volumes and lower manufacturing expenses.
For the nine-month period, net sales were $208.5 million compared to $205.4 million, up 1.5% from one year earlier. The Company's operating income was $22.1 million, up significantly from the prior year period. Like the third quarter results, the fiscal 2016 year-to-date results were impacted by the Vista goodwill and long-lived asset impairments and write-off of deferred pre-contract costs, partially offset by the reduction of the earn-out liability, all of which are related to the Company’s Vista business. Excluding these specific Vista items, adjusted operating income for the nine-month period was up $2.3 million, or 11.8%, compared to adjusted operating income of $19.8 million in the nine-month period of fiscal 2016. The increase in adjusted operating income was principally driven by lower manufacturing expenses in Applied Technology and Engineered Films, partially offset by an increase in radar inventory write-downs in Aerostar. For the same period, adjusted net income attributable to Raven Industries was $15.8 million, or $0.43 per diluted share, up from $13.1 million, or $0.35 per diluted share, in fiscal 2016.
Net sales for Applied Technology in the third quarter of fiscal 2017 were $25.2 million, up 18.1% compared to the third quarter of fiscal 2016. Sales in the original equipment manufacturer (OEM) channel were up 42.7% while sales in the aftermarket channel were down 0.4% for the fiscal 2017 third quarter. Geographically, domestic sales were up 14.3 percent year-over-year and international sales were up 33.0 percent year-over-year. Operating income was $6.4 million, up 94.5% compared to the third quarter of fiscal 2016. The increase in operating income was primarily driven by higher sales volume and lower manufacturing costs compared to the previous year.

Applied Technology's net sales for the nine-month period ended October 31, 2016 were $79.3 million, up 7.0% compared to the nine-month period of fiscal 2016. For the nine months ended October 31, 2016, sales in the OEM and aftermarket channels were up 11.7% and 4.6% respectively. Geographically, international sales were up 23.8% year-over-year while domestic sales were up

#24

1.3% year-over-year. Operating income for the nine-month year-to-date period was $20.3 million, up 26.1% compared to the nine-month year-to-date period of fiscal 2016.

Engineered Films’ fiscal 2017 third quarter net sales were $38.6 million, an increase of $1.6 million, or 4.4%, compared to the fiscal 2016 third quarter. Volume, measured in pounds sold, increased 5.9% while average selling price declined 1.4%, in conjunction with lower resin costs year-over-year and competitive dynamics in certain markets. The increase in sales was driven by higher sales into the geomembrane (which includes energy), industrial, and construction markets, partially offset by a decrease into the agricultural market. Operating income for the third quarter of fiscal 2017 increased 16.0% to $7.1 million as compared to $6.1 million for the prior year third quarter. This increase in operating income was driven primarily by higher sales volumes and lower manufacturing expenses.

For the nine-month period of fiscal 2017, Engineered Films' net sales were $104.3 million, an increase of $0.3 million, or 0.3%, compared to the nine-month period of fiscal 2016. The increase of sales into the industrial and construction markets was mostly offset by decreases in sales into agricultural and geomembrane (which includes energy) markets.

Net sales for Aerostar in the third quarter of fiscal 2017 were $9.0 million, a decrease of $0.5 million, or 4.8%, compared to the third quarter of fiscal 2016. The decline in sales was primarily driven by the timing of aerostat deliveries. Operating loss in the third quarter of fiscal 2017 was ($1.4) million compared to ($15.5) million in the third quarter of last year. Last year’s third quarter results include a goodwill impairment charge of $11.5 million, long-lived asset impairment charge of $3.8 million, deferred pre-contract cost write-offs of $2.9 million (of which $2.1 million was related to amounts deferred in prior periods), and a benefit of $2.3 million as the result of a reduction of an acquisition-related contingent liability (earn-out liability), all of which are related to the Company’s Vista business. Excluding these specific Vista items, adjusted operating loss for the third quarter fiscal 2017 decreased $1.9 million or 377.2%, compared to $0.5 million adjusted operating income for the third quarter of last year. This decline in operating income was primarily driven by the $2.3 million radar inventory write-downs related to certain radar inventory, discussed in more detail in Note 6 Goodwill, Long-Lived Assets And Other Charges.
Aerostar net sales for the nine-month period of fiscal 2017 were $25.3 million, a decrease of $2.0 million, or 7.4%, compared to the nine-month period of fiscal 2016. Operating loss for the nine-month period of fiscal 2017 was ($1.8) million compared to the operating loss of ($15.0) million in the nine-month period of fiscal 2016. Like the third quarter results, the fiscal 2016 year-to-date results were impacted by the Vista goodwill and long-lived asset impairments and write-off of deferred pre-contract costs, partially offset by the reduction of the earn-out liability, all of which are related to the Company’s Vista business. Excluding these specific Vista items, adjusted operating income for the nine-month period was down $2.7 million, or 288.5%, compared to adjusted operating income of $1.0 million in the nine-month period of fiscal 2016. Also consistent with the third quarter results, the decrease in year-to-date adjusted operating income was principally driven by the $2.3 million inventory write-downs related to certain radar inventory within the Aerostar Division.
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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	$ Change	% Change	October 31, 2016	October 31, 2015	$ Change	% Change
Net sales	$25,203	$21,344	$3,859	18.1%	$79,327	$74,165	$5,162	7.0%
Gross profit	10,636	7,309	3,327	45.5%	32,911	28,067	4,844	17.3%
Gross margin	42.2%	34.2%			41.5%	37.8%
Operating expenses	$4,221	$4,010	$211	5.3%	$12,631	$11,986	$645	5.4%
Operating expenses as % of sales	16.7%	18.8%			15.9%	16.2%
Operating income	$6,415	$3,299	$3,116	94.5%	$20,280	$16,081	$4,199	26.1%
Operating margin	25.5%	15.5%			25.6%	21.7%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

#25

•
Market conditions. Conditions in the agriculture market remain subdued, however Applied Technology's marketplace strategy has capitalized on new product introductions through the third quarter of fiscal 2017. While OEM and aftermarket sales channel demand remains challenging, Applied Technology achieved third quarter and year-to-date sales growth primarily through the result of market share gains rather than overall growth of the market. New product introductions and expanded relationships with OEM partners are driving market share gains versus the prior year.

•
Sales volume. Third quarter fiscal 2017 net sales increased 18.1% to $25.2 million compared to $21.3 million in the prior year third quarter. For the third quarter, sales in the OEM channel were up 42.7% while sales in the aftermarket channel were down 0.4%. Year-to-date sales increased 7.0% to $79.3 million compared to $74.2 million in the prior year. For the nine month period ended October 31, 2016, sales in the OEM and aftermarket sales channels were up 11.7% and 4.6%, respectively.

•
International sales. For the three-month period, international sales totaled $5.7 million, up 33.0% from the prior year comparative period. International sales represented 22.8% of segment revenue compared to 20.2% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $23.1 million, an increase of $4.4 million from a year ago. Year-to-date international sales represented 29.1% of segment sales compared to 25.1% in the comparable prior year period. Higher sales in Europe and Canada were the main drivers of the increase in both the three- and nine- month periods.

•
Gross margin. Gross margin increased to 42.2% for the three months ended October 31, 2016 from 34.2% for the three months ended October 31, 2015. Fiscal 2017 year-to-date gross margin increased to 41.5% from 37.8% in the comparative period in fiscal 2016. Both the three- and nine-month periods benefited from higher sales volumes and lower manufacturing costs.

•
Restructuring expenses. The results for the nine-month period ended October 31, 2015 included severance and other restructuring-related charges totaling $0.6 million. These costs were offset by the completion of the St. Louis contract manufacturing exit activities which resulted in gains of $0.6 million in the same period. There were no impairments recorded as a result of the exit of this business. No restructuring or exit costs were incurred in the three month period ended October 31, 2015. At October 31, 2016, there are no ongoing restructuring plans or unpaid restructuring costs. No restructuring costs were incurred in the three- or nine-month periods ended October 31, 2016.

•
Operating expenses. Fiscal 2017 third quarter operating expense as a percentage of net sales was 16.7%, down from 18.8% in the prior year third quarter. Year-to-date operating expenses as a percentage of net sales was 15.9% compared to 16.2% for fiscal 2016. Sales volumes increased more than operating expenses which led to the decrease in operating expenses as a percentage of sales.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for energy, agricultural, construction, geomembrane, and industrial applications.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	$ Change	% Change	October 31, 2016	October 31, 2015	$ Change	% Change
Net sales	$38,551	$36,919	$1,632	4.4%	$104,307	$104,029	$278	0.3%
Gross profit	8,711	7,705	1,006	13.1%	22,334	21,266	1,068	5.0%
Gross margin	22.6%	20.9%			21.4%	20.4%
Operating expenses	$1,582	$1,560	$22	1.4%	$4,668	$5,285	$(617)	(11.7)%
Operating expenses as % of sales	4.1%	4.2%			4.5%	5.1%
Operating income	$7,129	$6,145	$984	16.0%	$17,666	$15,981	$1,685	10.5%
Operating margin	18.5%	16.6%			16.9%	15.4%

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. End-market conditions have improved in the geomembrane (which includes energy) market in the third quarter of fiscal 2017 for Engineered Films. While U.S. land-based rig counts have decreased approximately 30% from October 2015 to October 2016, they have increased approximately 20% versus the second quarter and are trending favorably. For the nine-month period ended October 3, 2016, sales into the geomembrane (which includes energy) market are down 5.2% year-over-year.

•
Sales volume and selling prices. Third quarter net sales were up 4.4% to $38.6 million compared to prior year third quarter net sales of $36.9 million.  Higher construction, geomembrane (which includes energy), and industrial market sales primarily drove the improvement, increasing $4.8 million in aggregate. This increase was offset somewhat by

#26

volume declines in the agricultural market. Sales in the nine-month period ended October 31, 2016 were up $0.3 million, or 0.3%, to $104.3 million compared to $104.0 million in the prior year comparative period. Sales volume, as measured by pounds sold, for the fiscal 2017 nine-month period was up 5.5% and average selling prices for the same period were down 4.9% compared to the prior year period.

•
Gross margin. For the three- and nine-month periods, gross margin was 22.6% and 21.4%, respectively. The gross margin for the three- and nine-month periods ended October 31, 2015 was 20.9% and 20.4%, respectively. These improvements reflect the impact of value engineering, favorable raw material cost comparisons, and pricing discipline.

•
Operating expenses. Third quarter operating expense was flat compared to the prior year third quarter. As a percentage of net sales, operating expense was 4.1% in the current three-month period as compared to 4.2% in the prior year comparative period. Year-to-date operating expenses were 4.5% as a percentage of sales as compared to 5.1% in the prior year comparative period. Expense reductions in both periods were due to continued focus on cost containment.

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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	$ Change	% Change	October 31, 2016	October 31, 2015	$ Change	% Change
Net sales	$9,003	$9,456	$(453)	(4.8)%	$25,313	$27,338	$(2,025)	(7.4)%
Gross profit	508	1,949	(1,441)	(73.9)%	3,647	5,763	(2,116)	(36.7)%
Gross margin	5.6%	20.6%			14.4%	21.1%
Operating expenses	$1,796	$2,113	$(317)	(15.0)%	$5,364	$5,466	$(102)	(1.9)%
Operating expenses as % of sales	19.9%	22.3%			21.2%	20.0%
Goodwill impairment loss	$—	$11,497	$(11,497)		$—	$11,497	$(11,497)
Long-lived asset impairment loss	87	3,813	(3,726)		87	3,813	$(3,726)
Operating (loss) income	$(1,375)	$(15,474)	$14,099	(91.1)%	$(1,804)	$(15,013)	$13,209	(88.0)%
Operating margin	(15.3)%	(163.6)%			(7.1)%	(54.9)%

Aerostar adjusted operating income (loss)	$(1,375)	$496	$(1,871)	(377.2)%	$(1,804)	$957	$(2,761)	(288.5)%

The following factors were the primary drivers of the year-over-year changes for the three- and nine-month periods:

•
Market conditions. Aerostar is experiencing delays and uncertainties regarding certain opportunities important to the division's growth strategy, and certain of Aerostar's markets are subject to significant variability due to government spending. Aerostar is pioneering new markets with leading-edge applications of its high-altitude balloons and remains in active collaboration with Google on Project Loon.

•
Sales volumes. Net sales decreased 4.8% from $9.5 million for the three months ended October 31, 2015 to $9.0 million for the three months ended October 31, 2016. Year-to-date sales were $25.3 million, down $2.0 million year-over-year, or 7.4%.  The decline was driven principally by the timing of aerostat deliveries with the U.S. government. However, these declines were partially offset by higher sales of stratospheric balloons, including to Google for Project Loon.

•
Gross margin. For the three- and nine-month periods, gross margin decreased 15.0 percentage points and 6.7 percentage points, respectively, compared to the prior year period.  The $2.3 million of radar inventory write-downs primarily drove the margin decline year-over-year. The gross margin for the three- and nine-month periods ended October 31, 2016 benefited from improvement in gross profit of $0.2 million and $1.1 million, respectively, from the reduction in depreciation and amortization expense due to $3.8 million of long-lived asset impairment charges recorded for Vista in the prior fiscal year third quarter.

•
Operating expenses. Third quarter operating expense was $1.8 million, or 19.9% of net sales, a decrease from 22.3% of net sales in the third quarter of fiscal 2016. This decrease is primarily driven by lower selling expenses. Year-to-date operating expense as a percentage of net sales was 21.2%, up from 20.0% in the prior year. This increase is primarily driven by higher research and development spending partially offset by lower selling expenses.

#27

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Administrative expenses	$4,764	$3,802	$13,986	$13,322
Administrative expenses as a % of sales	6.6%	5.6%	6.7%	6.5%
Other (expense), net	$(273)	$(123)	$(579)	$(433)
Effective tax rate	19.3%	38.0%	26.9%	13.9%

Administrative spending for the third quarter of fiscal 2017 was up $1.0 million compared to the third quarter of fiscal 2016. Administrative spending for the nine-month period was up $0.7 million as compared to the fiscal 2016 comparable period. The increase in both periods is primarily due to higher accruals for management incentives and equity compensation relative to the prior year and higher costs incurred due to amended filings. Prior year expense benefited from the reversal of equity compensation accruals and no short-term incentive payout.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate for the nine months ended October 31, 2016 increased to 26.9% compared to 13.9% in the prior year. The increase in the year-to-date effective rate was primarily due to a significantly higher pre-tax book income year-over-year offset by the inclusion of an R&D tax credit in the current period provision for income taxes. Congress permanently enacted this credit into law in the fourth quarter of fiscal 2016. No estimate of the R&D tax credit was included in the provision for income taxes for the three- or nine-month periods ended October 31, 2015.

OUTLOOK

For Applied Technology, the division continues to successfully expand market share in an environment of subdued end-market demand. New product introductions and changing industry needs are favorably impacting the sales development of the division. Although the end-market demand is not expected to improve in the near term given the lack of upward commodity grain price movement, market share gains are expected to continue.
For Engineered Films, the geomembrane market (which includes the energy market) appears to have stabilized and is showing signs of strengthening end-market demand. This market continued to strengthen in the fourth quarter and it is expected to continue to do so into next fiscal year. The remaining markets, in aggregate, are expected to exhibit growth. Improved volumes, together with cost controls, are expected to result in improved profitability for the division.
For Aerostar, the division is expecting improved volumes in the stratospheric balloon market, driven by increased demand from Google for Project Loon in the fourth quarter and sustained into next fiscal year. The timing of a key aerostat contract win is not likely until the first half of next fiscal year. Cost discipline and attrition management are a key focus, but division profitability is likely to remain challenged until sales volumes improve.
Each quarter this year (including the fourth quarter), the Company has seen year-over-year growth rates improve sequentially for Applied Technology and Engineered Films, and each has shown relatively strong profit margins. While growth in these two divisions has accelerated relative to the prior year, this has been offset somewhat by the performance of Aerostar. All things considered, the Company expects the trends in growth and profitability to strengthen further in the fourth quarter. At this time, we expect consolidated sales to be approximately $277 million, with Applied Technology, Engineered Films, and Aerostar achieving sales of approximately $105 million, $138 million, and $34 million, respectively. While we are not final with our financial results for fiscal year 2017, it is clear that both Applied Technology and Engineered Films will be finishing the year very strong and beginning fiscal year 2018 on a continued growth trajectory. Incremental profits for these two divisions has been very strong and we expect this to continue in the fourth quarter.
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

#28

The Company’s cash balances and cash flows were as follows:

(Dollars in thousands)	October 31, 2016	January 31, 2016	October 31, 2015
Cash and cash equivalents	$46,313	$33,782	$32,287

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2016	October 31, 2015	October 31, 2016	October 31, 2015
Cash provided by operating activities	$13,127	$11,480	$38,685	$35,181
Cash used in investing activities	(2,114)	(3,135)	(3,754)	(8,966)
Cash used in financing activities	(4,756)	(23,365)	(22,424)	(45,865)
Effect of exchange rate changes on cash and cash equivalents	(67)	5	24	(12)
Net increase (decrease) in cash and cash equivalents	$6,190	$(15,015)	$12,531	$(19,662)

Cash and cash equivalents totaled $46.3 million at October 31, 2016, an increase of $12.5 million from $33.8 million at January 31, 2016. The comparable balance one year earlier was $32.3 million. The increase from fiscal 2016 year-end was primarily driven by free cash flow generation driven by lower working capital requirements and reduction in capital spending. This was offset by cash outflows for shares repurchased under the authorized $50.0 million share buyback plan. In the first nine months of fiscal 2017, the Company repurchased approximately 0.5 million shares at an average price of $15.91 for a total of $7.7 million. There were no share repurchases in the third quarter of fiscal 2017.

Cash and cash equivalents increased $6.2 million sequentially for the three-month period ended October 31, 2016 versus the prior quarter. Cash and cash equivalents increased $14.0 million from the comparable balance one year earlier.

At October 31, 2016 the Company held cash and cash equivalents of $3.5 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $2.4 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.3 million net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $38.7 million for the first nine months of fiscal 2017 compared with $35.2 million in the first nine months of fiscal 2016. Increased net income partially offset by greater working capital usage principally drove the increase of $3.5 million year-over-year.

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

Inventory turnover and DSO for the comparative periods were as follows:

	October 31, 2016	October 31, 2015
Inventory turnover (times/year) - trailing 12 months	4.1	3.9
Accounts receivable DSO (in days) - trailing 12 months	55	58

Inventory levels decreased $5.8 million year-over-year, from $48.6 million at October 31, 2015 to $42.8 million at October 31, 2016, driven by focused inventory reduction actions in the Applied Technology and Engineered Films divisions and also the

#29

inventory write-downs for certain radar inventory in the third quarter of fiscal 2017. Inventory turn improvements over the trailing twelve months is the result of the Company's focus to lower working capital levels, including inventory.

Accounts receivable levels increased $0.3 million year-over-year to $39.6 million at October 31, 2016 from $39.3 million at October 31, 2015. The improvement in accounts receivable DSO reflects a decline in the DSO for both our Engineered Films and Applied Technology divisions.

Improvement in the timing of payments to suppliers increased accounts payable $2.2 million year-over-year to $9.4 million at October 31, 2016 from $7.2 million at October 31, 2015.

Investing Activities
Cash used in investing activities decreased from $9.0 million in the first nine months of fiscal 2016 to $3.8 million in the first nine months of fiscal 2017. The prior year cash outflows included a higher level of capital expenditures. Capital expenditures totaled $3.9 million and $10.8 million in the first nine months of fiscal 2017 and fiscal 2016, respectively. The fiscal 2016 spending primarily related to Engineered Films capacity expansion. Management anticipates fiscal 2017 capital spending to be approximately $6 million. There are no significant capacity expansions planned for Engineered Films and the other divisions are expected to maintain a disciplined approach to capital spending. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

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

Cash outflows related to investments and acquisitions in fiscal 2017 was $0.5 million compared to cash inflows of $0.4 million in fiscal 2016. Current year activity represents equity investments activities by made by the Company while the prior year reflects settlement of a working capital adjustment to a prior year acquisition.

Financing Activities
Cash used in financing activities was $22.4 million for the nine months ended October 31, 2016 compared to $45.9 million one year ago.

In the fiscal 2016 first quarter, the Company began purchasing common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors. In fiscal 2017 first quarter, the Board of Directors authorized a $10.0 million increase, bringing the total authorized under the plan to $50.0 million. The Company repurchased $7.7 million and $29.3 million in shares in the nine-month periods ended October 31, 2016 and 2015, respectively.

Dividends per share were flat at 39.0 cents per share. Total cash outflows for dividends declined $0.5 million in the nine-month period ended October 31, 2016 as compared to the prior year period due to the decrease in outstanding shares as a result of share repurchases made since the end of the prior year period.

During the nine months ended October 31, 2016 and October 31, 2015, the Company made payments of $0.3 million and $0.8 million, respectively, on acquisition-related contingent liabilities.

During the nine months ended October 31, 2015, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement previously discussed. No borrowing or repayment occurred on the Credit Agreement during the first nine months of fiscal 2017 or fiscal 2016.

Financing cash outflows in the first nine months of fiscal 2017 and 2016 included employee taxes paid in relation to net settlement of restricted stock units that vested during the year.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 9 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2016 was $124.5 million.

#30

Letters of credit (LOCs) totaling $0.9 million issued under a previous line of credit with Wells Fargo were outstanding at October 31, 2015. These LOCs primarily support self-insured workers' compensation bonding. All but one LOC has been transferred and issued under the Credit Agreement as of October 31, 2016. At October 31, 2016, $0.5 million of LOCs were outstanding under the Credit Agreement. One LOC issued by Wells Fargo Bank, N.A was outstanding. Any draws required under this $50,000 LOC would be settled with available cash or borrowings under the Credit Agreement.

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

Long-lived and Intangible Assets and Goodwill
The Company assesses the recoverability of long-lived and intangible assets using fair value measurement techniques if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows used in determining the fair value of the asset.

Management assesses goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired, using fair value measurement techniques. The Company performs impairment reviews of goodwill by reporting unit. At the end of fiscal 2016, the Company determined it had four reporting units: Engineered Films Division; Applied Technology Division; and two separate reporting units in the Aerostar Division, one of which was Vista and one of which was all other Aerostar operations.

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions, re-deployment of employees across the division, and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such as of April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company determined there was not a change in the long-lived asset groups as a result of the reporting unit changes.

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
In developing the discounted cash flow analysis, assumptions about the revenue growth rate, operating profit margin percentage, capital expenditures, and changes in working capital reference our annual operating plan and long-term business plan for each of the Company’s reporting units, but also reflect the best available information at that time.
Discount rate assumptions for each reporting unit are the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics and take into consideration management’s assessment of risks

#31

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
The estimated fair value of the reporting unit is then compared with the book value of its net assets. If the estimated fair value of the reporting unit is less than the book value of the net assets of the reporting unit, an impairment loss is possible and a more refined measurement of the impairment loss takes place. This is the second step of the goodwill impairment testing (Step 2), in which management may use market comparisons and recent transactions to assign the fair value of the reporting unit to all of the assets and liabilities of that unit. The valuation methodologies in both steps of goodwill impairment testing use significant estimates and assumptions. Management evaluates the merits of each significant assumption and the overall basket of assumptions used to determine the fair value of the reporting unit.
During the first nine months of fiscal 2016, the Company determined that there were triggering events with respect to the Engineered Films reporting unit in the second quarter and the Vista reporting unit in the third quarter, each of which resulted in goodwill impairment tests. The goodwill impairment test with respect to Vista resulted in an impairment of goodwill.
During the first nine months of fiscal 2017, as discussed below, the Company determined that there were triggering events with respect to the Aerostar reporting unit in the third quarter, which resulted in a goodwill impairment test. Based on the Company's review of the quantitative and qualitative factors as outlined above, there were no indicators of impairment for the Company’s Applied Technology or Engineered Films reporting units, and as such no further impairment analysis was required under the applicable accounting guidance for the three- or nine-month periods ended October 31, 2016 for these reporting units.
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

In developing the undiscounted cash flow analysis, assumptions about the revenue growth rate, operating profit margin percentage, capital expenditures, and changes in working capital reference our annual operating plan and long-term strategic plan, but also reflect the best available information at that time, and as appropriate, reflect market participant assumptions if such amounts might differ from the Company-specific assumptions for each of the Company’s reporting units. In addition, certain reporting unit costs which are not specific to an asset group are allocated between asset groups to estimate undiscounted cash flows at the asset group level.

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

During the first nine months of fiscal 2016, the Company determined that there were triggering events with respect to the Engineered Films asset group in the second quarter and the client private business (CP) and radar products and radar services (Radar) groups in the Vista reporting unit in the third quarter, each of which resulted in asset impairment tests. The asset impairment test with respect to the Radar asset group resulted in a long-lived asset impairment.
During the first nine months of fiscal 2017, as discussed below, the Company determined that there were triggering events with respect to the assets associated with the aerostat and stratospheric balloon programs (Lighter than Air) and radar products and radar services (Radar) groups in the Aerostar reporting unit in the third quarter, which resulted in an asset impairment test. Based on the Company's review of the quantitative and qualitative factors as outlined above, there were no indicators of impairment for the Company’s Applied Technology or Engineered Films asset groups, and as such no further impairment analysis was required under the applicable accounting guidance for the three- or nine-month periods ended October 31, 2016.

#32

Aerostar Reporting Unit (fiscal 2017 third quarter)
In the fiscal 2017 third quarter the Company determined that a triggering event occurred for its Aerostar reporting unit. The triggering event was caused by lowering the financial expectations for net sales and operating income of the reporting unit and asset groups due to delays and uncertainties regarding the reporting unit’s pursuit of multiple opportunities, including aerostat orders, certain stratospheric balloon pursuits, and radar pursuits. Aerostar is still actively pursuing these opportunities and some are in active negotiations, but the likelihood of radar sales was lowered and the timing of certain aerostat and classified stratospheric balloon opportunities is delayed more than previously expected. In determining the estimated fair value of the Aerostar reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate.

In the assessment, management evaluated the asset groups for completion of Step 1 of the long-lived asset impairment analysis. Pursuant to the applicable accounting guidance, the Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other groups of assets) are one level below the Aerostar reporting unit.

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a Step 1 test was performed for each asset group. The undiscounted cash flows for the Lighter than Air asset group exceeded the carrying value of the long-lived assets by approximately $110 million, or 800%, and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets.

In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting estimated fair value of the Radar asset group long-lived assets was $0.1 million compared to the carrying value of $0.2 million for the asset group. The shortfall of $0.1 million was recorded in the current quarter as an impairment charge to operating income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. The total impairment loss related to property, plant, and equipment, and patents.

The most significant assumptions used to determine the undiscounted cash flows of the Aerostar assets groups include: revenue growth rate (particularly revenue related to the continued development of a classified stratospheric balloon pursuit and likelihood of success in being awarded the contract, and the timing thereof), and operating profit margin percentage. These assumptions are consistent with the assumptions used in determining the fair value of the Aerostar reporting unit, which is described below.
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

The reporting unit's fair value was estimated based on discounted cash flows and that fair value amount was compared to the carrying value of the reporting unit. This analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the net book value by approximately $9 million, or approximately 30%. Therefore, no Step 2 analysis was done.
The most significant assumptions used to determine the fair value of the Aerostar reporting unit include: revenue growth rate (particularly revenue related to the continued development of Project Loon and likelihood of contract based revenues, and the timing thereof), operating profit margin percentage, and the discount rate.
For the third quarter testing, ten-year revenue expectations were built using a bottom-up approach for each of Aerostar's markets that are contract based businesses to determine the project and timing of award status. Another key revenue growth driver for Aerostar relates to the growth of stratospheric balloons and new classified business related to stratospheric balloon projects. The resulting CAGR for net sales for the first 5 years (fiscal 2018-2022) of the forecast was approximately (10%) while the CAGR for net sales for years 6 through 10 (fiscal 2023-2027) of the forecast was approximately 4%. The historical CAGR was approximately 1% from fiscal 2011 through fiscal 2016 (excluding the impact of contract manufacturing). The forecasted growth is heavily influenced by the timing of aerostat contracts and new classified stratospheric balloon opportunities, both of which are in active negotiations. In addition, sales to Google for Project Loon are expected to increase over the first 5 years of the forecast period. Growth in radar based revenues are constant at 3% over the forecast period. The perpetual growth factor selected was

#33

3%, in line with long-term average GDP growth. Using the revenue growth rate to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in the average revenue growth rate over the 10-year forecast period (and the terminal growth rate in perpetuity) would have reduced the estimated fair value of the Aerostar reporting unit by approximately $3 million.
Operating profit margin assumptions for the forecast period for fiscal years 2018 - 2027 averaged approximately 10% of sales. This compares to an average operating margin of approximately 4% of sales during fiscal years 2013-2017, excluding unusual items. The forecasted operating profit margin is higher than historical average referenced primarily due to the impairment of long-lived assets in the third quarter of fiscal year 2016. This impairment of amortizable intangibles and property, plant, and equipment significantly reduced depreciation and amortization expense in the forecast period. In addition, cost reductions executed during fiscal year 2017 are expected to benefit future period sand benefit operating margins in the forecast years. Using the operating profit margin to illustrate the sensitivity on this estimated fair value, a one-half percentage decrease in average operating profit margin over the forecast period would have reduced the estimated fair value of the Aerostar reporting unit by approximately $2 million.
The discount rate used in the determination of the fair value was 14.0%. Using the discount rate to illustrate the sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate would have reduced the estimated fair value of the Aerostar reporting unit by approximately $1.5 million.

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

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

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

#34

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

New Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The Update removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amount of any impairment may not exceed the carrying amount of goodwill. The amendments should be applied on a prospective basis. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations and disclosures.

In January 2017, the FASB issued ASU No. 2017-01 Business Combinations (Topic 805) - Clarifying the Definition of a Business. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a screen to determine when a set of assets and activities is not a business. If the screen is not met, the amendments require further consideration of inputs, substantive processes and outputs to determine whether the transaction is an acquisition of a business. The new update is effective for annual periods beginning after December 15, 2017. The amendments in ASU 2017-01 will be implemented on a prospective basis.

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

#35

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

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15. The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or has no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The Company is evaluating the impact the adoption of this guidance will have on the classification of certain items on its consolidated statements of cash flows.

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

#36

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may," "plans" and similar expressions are intended to identify forward-looking statements. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company's largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in the Company's Form 10-K/A. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of October 31, 2016. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

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

#37

transactions are principally Canadian dollar-denominated transactions. The use of these financial instruments had no material effect on the Company's financial condition, results of operations, or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2016. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 31, 2016 due to the material weaknesses in internal control over financial reporting which existed at that date, as described below.

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

The Company has identified the following control deficiencies which existed as of October 31, 2016 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures as of that date:

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

Management’s Remediation Initiatives

#38

The Company is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the control deficiencies that gave rise to the material weaknesses. These remediation efforts, summarized below are in the process of being implemented, are intended to address the identified material weaknesses and to enhance our overall financial control environment.

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

•	We are establishing an independent internal audit function and hiring additional accounting and internal audit staff to improve the management of risks to the enterprise.

•	We have begun adding or redesigning specific controls and procedures to proactively address opportunities to augment and enhance controls identified through this assessment.

•	Controls over accounting for goodwill and long-lived assets, including finite-lived intangible assets

•
We have begun redesigning our specific procedures and controls associated with the identification of the proper unit of account as well as the development and review of assumptions used in interim and annual impairment tests.

•	We are developing an enhanced risk assessment evaluation for the reporting unit for which a goodwill impairment analysis is being conducted.

•
We are redesigning our controls associated with the development of a bottom-up forecast revenue analysis that supports management’s revenue estimates in interim and annual impairment tests. For Aerostar, this includes contract-based revenue assumptions.

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

•	Controls over the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting

•	We have begun designing additional controls related to the completeness and accuracy of critical spreadsheets and system-generated reports used for the Company’s financial reporting.

•
We have begun adding or redesigning controls to require both an evaluation and evidence of that evaluation of the completeness and accuracy of all critical spreadsheets and system-generated reports used in internal controls over financial reporting and the preparation of the financial statements and related footnote disclosures.

#39

•	We will maintain evidence of a baseline evaluation of completeness and accuracy for relevant system-generated report determined to be a key report for which it is possible to maintain a baseline test.

•	We will periodically re-baseline system-generated reports whether they are changed or not in accordance with our redesigned procedures and controls over financial reporting.

•
We will establish a process for evaluating and documenting the completeness and accuracy of all relevant spreadsheets and system-generated reports that cannot be baselined, including spreadsheets prepared or reviewed by management.

Although we have begun implementing remediation actions, we have not yet been able to complete remediation of these material weaknesses. These actions are subject to ongoing review by management, as well as oversight by the Internal Audit function, as well as the Audit Committee of our Board of Directors. Although we plan to complete this remediation process as diligently as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may determine to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient and functioning as designed to accomplish their intended purpose; accordingly, these material weaknesses may continue for a period of time. While the Audit Committee of our Board of Directors and executive management are closely monitoring this implementation, until the remediation efforts discussed herein, including any additional remediation efforts that management identifies as necessary, are complete, tested, and determined to be effective, we will not be able to conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the engagement of external accounting and tax experts to validate and support remediation activities and the implementation and validation of improved accounting and financial reporting procedures.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

#40

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

The Company made no purchases (recorded on trade date basis) of its own equity securities during the third quarter of 2017. The remaining dollar value authorized for share repurchases at October 31, 2016 is $12,959,341.

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

41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: February 15, 2017

#42