Form 10-Q
period 2017-04-30
RAVEN INDUSTRIES INC
filed 2017-05-23
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of May 19, 2017 there were 36,090,556 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(Dollars and shares in thousands, except per-share data)	April 30, 2017	January 31, 2017	April 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$50,477	$50,648	$32,790
Accounts receivable, net	51,617	43,143	41,013
Inventories	49,867	42,336	46,901
Other current assets	3,256	2,689	4,889
Total current assets	155,217	138,816	125,593

Property, plant and equipment, net	106,194	106,324	113,374
Goodwill	40,686	40,649	40,816
Amortizable intangible assets, net	11,455	12,048	13,142
Other assets	3,442	3,672	4,245
TOTAL ASSETS	$316,994	$301,509	$297,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,909	$8,467	$9,356
Accrued liabilities	21,864	18,055	12,703
Customer advances	751	1,860	809
Total current liabilities	36,524	28,382	22,868

Other liabilities	12,726	13,696	14,439

Commitments and contingencies

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,072; 67,060; and 67,041, respectively	67,072	67,060	67,041
Paid-in capital	56,489	55,795	53,832
Retained earnings	238,250	230,649	230,207
Accumulated other comprehensive loss	(3,670)	(3,676)	(2,891)
Treasury stock at cost, 30,984; 30,984; and 30,882 shares, respectively	(90,402)	(90,402)	(88,402)
Total Raven Industries, Inc. shareholders' equity	267,739	259,426	259,787
Noncontrolling interest	5	5	76
Total equity	267,744	259,431	259,863
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$316,994	$301,509	$297,170

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(Dollars in thousands, except per-share data)	April 30, 2017	April 30, 2016
Net sales	$93,535	$68,360
Cost of sales	61,579	48,243
Gross profit	31,956	20,117

Research and development expenses	3,980	4,409
Selling, general, and administrative expenses	9,498	7,658
Long-lived asset impairment loss	259	—
Operating income	18,219	8,050

Other (expense), net	(230)	(97)
Income before income taxes	17,989	7,953

Income tax expense	5,641	2,434
Net income	12,348	5,519

Net income attributable to the noncontrolling interest	—	2

Net income attributable to Raven Industries, Inc.	$12,348	$5,517

Net income per common share:
─ Basic	$0.34	$0.15
─ Diluted	$0.34	$0.15

Cash dividends paid per common share	$0.13	$0.13

Comprehensive income:
Net income	$12,348	$5,519

Other comprehensive income (loss):
Foreign currency translation	12	612
Postretirement benefits, net of income tax benefit (expense) of $4 and ($1), respectively	(6)	(2)
Other comprehensive income, net of tax	6	610

Comprehensive income	12,354	6,129

Comprehensive income attributable to noncontrolling interest	—	2

Comprehensive income attributable to Raven Industries, Inc.	$12,354	$6,127

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(Dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2016	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
Net income	—	—	—	—	5,517	—	5,517	2	5,519
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	612	612	—	612
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax (expense) of ($1)	—	—	—	—	—	(2)	(2)	—	(2)
Cash dividends ($0.13 per share)	—	52	—	—	(4,753)	—	(4,701)	—	(4,701)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Shares repurchased	—	—	382	(5,702)	—	—	(5,702)	—	(5,702)
Share-based compensation	—	456	—	—	—	—	456	—	456
Income tax impact related to share-based compensation	—	(292)	—	—	—	—	(292)	—	(292)
Balance April 30, 2016	$67,041	$53,832	30,882	$(88,402)	$230,207	$(2,891)	$259,787	$76	$259,863

Balance January 31, 2017	$67,060	$55,795	30,984	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431
Net income	—	—	—	—	12,348	—	12,348	—	12,348
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	12	12	—	12
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(6)	(6)	—	(6)
Cash dividends ($0.13 per share)	—	56	—	—	(4,747)	—	(4,691)	—	(4,691)
Shares issued on stock options exercised, net of shares withheld for employee taxes	1	10	—	—	—	—	11	—	11
Shares issued on vesting of stock units, net of shares withheld for employee taxes	11	(163)	—	—	—	—	(152)	—	(152)
Share-based compensation	—	791	—	—	—	—	791	—	791
Balance April 30, 2017	$67,072	$56,489	30,984	$(90,402)	$238,250	$(3,670)	$267,739	$5	$267,744

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(Dollars in thousands)	April 30, 2017	April 30, 2016
OPERATING ACTIVITIES:
Net income	$12,348	$5,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,614	3,762
Change in fair value of acquisition-related contingent consideration	91	63
Long-lived asset impairment loss	259	—
Loss from equity investment	110	3
Deferred income taxes	(783)	1,651
Share-based compensation expense	791	456
Other operating activities, net	174	(78)
Change in operating assets and liabilities:
Accounts receivable	(8,623)	(2,648)
Inventories	(7,519)	(980)
Other assets	(1,041)	(1,071)
Operating liabilities	8,281	4,427
Net cash provided by operating activities	7,702	11,104

INVESTING ACTIVITIES:
Capital expenditures	(2,790)	(791)
Purchases of investments	—	(500)
Proceeds from sale of assets	14	50
Other investing activities	(60)	(194)
Net cash used in investing activities	(2,836)	(1,435)

FINANCING ACTIVITIES:
Dividends paid	(4,691)	(4,701)
Payments for common shares repurchased	—	(5,702)
Payments of acquisition-related contingent liability	(161)	(138)
Restricted stock units vested and issued	(152)	(256)
Employee stock option exercises	11	—
Net cash used in financing activities	(4,993)	(10,797)

Effect of exchange rate changes on cash	(44)	136

Net (decrease) in cash and cash equivalents	(171)	(992)
Cash and cash equivalents at beginning of year	50,648	33,782
Cash and cash equivalents at end of period	$50,477	$32,790

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

(Dollars in thousands, except per-share amounts)

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(Dollars in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, and aerospace/defense markets. The Company is comprised of three unique operating units, or divisions, classified into reportable segments: Applied Technology, Engineered Films, and Aerostar.
The accompanying unaudited consolidated financial information, which includes the accounts of Raven and its wholly-owned or controlled subsidiaries, net of intercompany balances and transactions which have been eliminated, has been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, it does not include all of the information and notes required by GAAP for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of this financial information have been included. Financial results for the interim three-month period ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018. The January 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 other than described below in the Accounting Standards Adopted section.

Accounting Pronouncements
Accounting Standards Adopted
In January 2017 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04, "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (ASU 2017-04). This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amount of any impairment may not exceed the carrying amount of goodwill. The amendments should be applied on a prospective basis. The Company early adopted this guidance in fiscal 2018 first quarter on a prospective basis. As discussed in Note 6 Goodwill, Long-lived Assets, and Other Intangibles, management performed an assessment in fiscal 2018 first quarter and determined no triggering events had occurred for any of its three reporting units; therefore, the adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the three-month period ended April 30, 2017.

In March 2016 the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as discrete income tax expense or benefit in the income statement in the reporting period in which they occur. This guidance also requires that all tax-related cash flows resulting from share-based awards be disclosed as operating cash flows in the statement of cash flows and that cash paid to taxing authorities on the behalf of employees for withheld shares be classified as a financing activity in the statement of cash flows. Finally, this ASU allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current GAAP, or account for forfeitures when they occur. The Company adopted the new guidance in fiscal 2018 first quarter when it became effective. The Company accounts for forfeitures as they occur. The

#7

(Dollars in thousands, except per-share amounts)

Company is prospectively recognizing excess tax benefits or deficits on vesting or settlement of awards, when they occur, as a discrete income tax benefit or expense instead of as additional paid-in capital as required under previous guidance. This change resulted in recognition of income tax expense of $479 for the three months ended April 30, 2017. These tax-related cash flows are now classified within operating activities. The Company classifies tax payments made to taxing authorities on the employee's behalf for withheld shares as a financing activity on the statement of cash flows, as such the adoption of this guidance had no impact. Under the new guidance, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The increase in incremental shares used in the weighted average diluted shares calculation was not material to the Company's diluted earnings per share calculation.

In July 2015 the FASB issued ASU No. 2015-11, "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11). The amendments in ASU 2015-11 clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. The Company adopted this guidance on a prospective basis in fiscal 2018 first quarter when it became effective. Previously the Company reported its inventory at the lower of cost or market. Market was defined as replacement cost with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The Company evaluates its inventory in all three reporting segments quarterly to determine if cost exceeds net realizable value and records a write-down, if necessary. The adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the three-month period ended April 30, 2017.

New Accounting Standards Not Yet Adopted
In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07). The guidance clarifies where the cost components of the net benefit cost should be reported in the income statement and it allows only the service cost to be capitalized. Currently the Company reports all of the components of the net benefit cost in "Operating income" in the Consolidated Statement of Income and Comprehensive Income. The net benefit cost for participants that are active employees is reported in the same manner as each participant's compensation cost is classified in the Consolidated Statement of Income and Comprehensive Income. The net benefit cost attributable to retired (inactive) participants is reported in "Selling, general, and administrative expenses" in the Consolidated Statement of Income and Comprehensive Income. Under the new guidance only the service cost component of the net benefit cost will be classified the same as the participant's compensation cost. The other components of the net benefit cost are required to be reported separately as a non-operating income (expense). The guidance is effective for annual periods, including interim periods, in fiscal years beginning after December 15, 2017. Early adoption is permitted and the amendments should be applied retrospectively. The Company does not expect this guidance will have a significant impact on its consolidated financial statements, results of operations and disclosures since it primarily will only change how the net benefit cost is classified in the Company's Consolidated Statements of Income and Comprehensive Income.

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

#8

(Dollars in thousands, except per-share amounts)

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

(3) NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and fully vested stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding which includes the shares issuable upon exercise of employee stock options (net of shares assumed purchased with the option proceeds), stock units, and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award. Weighted average common and common equivalent shares outstanding are excluded from the diluted loss per share calculation if their inclusion would have an antidilutive effect.
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended
	April 30, 2017	April 30, 2016
Anti-dilutive options and restricted stock units	470,265	1,005,163

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2017	April 30, 2016
Numerator:
Net income attributable to Raven Industries, Inc.	$12,348	$5,517

Denominator:
Weighted average common shares outstanding	36,080,143	36,319,918
Weighted average fully vested stock units outstanding	98,787	93,986
Denominator for basic calculation	36,178,930	36,413,904

Weighted average common shares outstanding	36,080,143	36,319,918
Weighted average fully vested stock units outstanding	98,787	93,986
Dilutive impact of stock options and restricted stock units	359,795	52,234
Denominator for diluted calculation	36,538,725	36,466,138

Net income per share - basic	$0.34	$0.15
Net income per share - diluted	$0.34	$0.15

#9

(Dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2017	January 31, 2017	April 30, 2016
Accounts receivable, net:
Trade accounts	$52,513	$43,834	$42,041
Allowance for doubtful accounts	(896)	(691)	(1,028)
	$51,617	$43,143	$41,013
Inventories:
Finished goods	$5,385	$5,438	$4,570
In process	1,673	2,288	1,751
Materials	42,809	34,610	40,580
	$49,867	$42,336	$46,901
Other current assets:
Insurance policy benefit	$739	$802	$742
Federal tax receivable	206	604	1,265
Receivable from sale of business	14	28	205
Prepaid expenses and other	2,297	1,255	2,677
	$3,256	$2,689	$4,889
Property, plant and equipment, net:
Held for use:
Land	$3,054	$3,054	$3,054
Buildings and improvements	79,676	77,817	77,871
Machinery and equipment	143,405	142,471	141,274
Accumulated depreciation	(119,941)	(117,018)	(109,625)
	$106,194	$106,324	$112,574
Held for sale:
Land	$—	$—	$244
Buildings and improvements	—	—	1,595
Machinery and equipment	—	—	329
Accumulated depreciation	—	—	(1,368)
	—	—	800
	$106,194	$106,324	$113,374
Other assets:
Equity investments	$2,180	$2,371	$2,813
Deferred income taxes	17	18	25
Other	1,245	1,283	1,407
	$3,442	$3,672	$4,245
Accrued liabilities:
Salaries and related	$2,833	$6,286	$1,874
Benefits	4,090	3,960	3,945
Insurance obligations	2,532	2,400	1,893
Warranties	2,405	1,547	2,316
Income taxes	6,363	498	708
Other taxes	1,089	1,540	1,008
Acquisition-related contingent consideration	501	445	364
Other	2,051	1,379	595
	$21,864	$18,055	$12,703
Other liabilities:
Postretirement benefits	$8,076	$8,054	$7,678
Acquisition-related contingent consideration	1,238	1,397	1,642
Deferred income taxes	636	1,421	2,120
Uncertain tax positions	2,601	2,610	2,999
Other	175	214	—
	$12,726	$13,696	$14,439

#10

(Dollars in thousands, except per-share amounts)

(5) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Ag-Eagle Aerial Systems, Inc.
In February 2016, the Applied Technology Division acquired an interest of approximately 5% in AgEagle Aerial Systems, Inc. (AgEagle). AgEagle is a privately held company that is a provider of unmanned aerial systems (UAS) used for agricultural applications. Contemporaneously with the execution of this agreement, AgEagle and the Company entered into a distribution agreement whereby the Company was appointed as the exclusive distributor of the existing AgEagle system as it pertains to the agriculture market. The Company’s equity ownership interest is considered a variable interest and it accounts for this investment under the equity method of accounting. The Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the entity. The purchase price was allocated between the equity ownership interest and an intangible asset for the exclusive distribution agreement. In April 2017, the Company determined that the investment in AgEagle, was fully impaired, further described in Note 6 Goodwill, Long-lived Assets and Other Intangibles, due to lower than expected cash flows. The Company has no commitments or guarantees related to this equity investment.

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

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At April 30, 2017, the fair value of this contingent consideration was $1,385, of which $270 was classified as "Accrued liabilities" and $1,115 was classified as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2017, the fair value of this contingent consideration was $1,409, of which $247 was classified as "Accrued liabilities" and $1,162 was classified as "Other liabilities". At April 30, 2016, the fair value of this contingent consideration was $1,491, of which $237 was classified as "Accrued liabilities" and $1,254 as "Other liabilities." The Company paid $61, $36, and $59 in earn-out payments in the three-month periods ended April 30, 2017, January 31, 2017, and April 30, 2016, respectively. To date, the Company has paid a total of $643 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. At April 30, 2017, the fair value of this contingent consideration was $287, of which $164 was classified in "Accrued liabilities" and $123 as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2017, the fair value of this contingent consideration was $332, of which $98 was classified in "Accrued liabilities" and $234 as "Other liabilities." At April 30, 2016 the fair value of this contingent consideration was $493, of which $105 was classified as "Accrued liabilities" and $388 as "Other liabilities." The Company paid $100 and $79 in the three-month periods ended April 30, 2017 and 2016, respectively. There were no payments made in the three-month period ended January 31, 2017. To date, the Company has paid a total of $1,572 of this potential earn-out liability.

(6) GOODWILL, LONG-LIVED ASSETS, AND OTHER INTANGIBLES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in fiscal 2018 first quarter and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three-month period ended April 30, 2017.

During the first quarter of fiscal 2017 which ended April 30, 2016, management implemented managerial and financial operations and reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions; re-deployment of employees across the division; and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division that were in existence at that time, into one reporting unit for purposes of goodwill impairment review. As such, as of April 30, 2016, the Company had three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company reviewed the quantitative and qualitative factors associated

#11

(Dollars in thousands, except per-share amounts)

with the change in reporting units and determined there were no indicators of impairment at the time of the reporting unit change. There were no goodwill impairment losses reported in the three-month period ended April 30, 2016.

Long-lived Assets and Other Intangibles
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles, equity investments, and property plant and equipment if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. When performing long-lived asset testing, the fair values of assets are determined based on valuation techniques using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows used in determining the fair value of the asset.

The Company determined that the investment in AgEagle, further described in Note 5 Acquisitions of and Investments in Businesses and Technologies, was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity investment loss of $72 was reported in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended April 30, 2017. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended April 30, 2017. There were no long-lived asset impairments or accelerated equity method losses reported in the three-month period ended April 30, 2016.

(7) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2017	April 30, 2016
Service cost	$22	$20
Interest cost	82	83
Amortization of actuarial losses	30	37
Amortization of unrecognized prior service cost (gains)	(40)	(40)
Net periodic benefit cost	$94	$100

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

(8) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2017	April 30, 2016
Beginning balance	$1,547	$1,835
Accrual for warranties	1,377	824
Settlements made	(519)	(343)
Ending balance	$2,405	$2,316

(9) FINANCING ARRANGEMENTS

The Company entered into a credit facility on April 15, 2015 with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time

#12

(Dollars in thousands, except per-share amounts)

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

Unamortized debt issuance costs associated with this Credit Agreement were $324 and $434 at April 30, 2017 and 2016, respectively and are included in "Other assets" in the Consolidated Balance Sheets. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company requested and received the necessary covenant waivers relating to its late filing of financial information in fiscal 2017. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Letters of credit (LOCs) totaling $1,114 issued under the Credit Agreement or the Company's previous line of credit with Wells Fargo were outstanding at April 30, 2016. These LOCs primarily support self-insured workers' compensation bonding. All but one $50 LOC has been transferred under the Credit Agreement. At April 30, 2017, $464 of LOCs were outstanding under the Credit Agreement and $50 issued by Wells Fargo was outstanding. Any draws required under the Wells Fargo LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2017 was $124,536.

(10) COMMITMENTS AND CONTINGENCIES

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

In addition to commitments disclosed elsewhere in the Notes to the unaudited Consolidated Financial Statements, the Company has other unconditional purchase obligations that arise in the normal course of business operations. The majority of these obligations are related to the purchase of raw material inventory for the Applied Technology and Engineered Films divisions.

(11) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s effective tax rates for the three-month periods ended April 30, 2017 and 2016 were 31.4% and 30.6%, respectively. The increase in the effective tax rate is primarily due to recognition of discrete tax expense related to the Company's adoption of ASU 2016-09 in the fiscal 2018 first quarter as further discussed in Note 2 Summary of Significant Accounting Policies. This ASU requires that the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur.

As of April 30, 2017, undistributed earnings of approximately $2,836 of the Canadian and European subsidiaries were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings. This estimated tax liability would be approximately $346, net of foreign tax credits.

#13

(Dollars in thousands, except per-share amounts)

(12) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were $4,691, or 13.0 cents per share, for the three months ended April 30, 2017 and $4,701, or 13.0 cents per share, during the three months ended April 30, 2016. There were no declared and unpaid shareholder dividends at April 30, 2017 or 2016, respectively.

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place at that time. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached.

Pursuant to these authorizations, the Company repurchased 382,065 shares totaling $5,702 in the three-month period ended April 30, 2016. All such share repurchases were paid at April 30, 2016. No shares were repurchased in the three-month period ended April 30, 2017. The remaining dollar value authorized for share repurchases at April 30, 2017 is $12,959. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

(13) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the three months ended April 30, 2017 and April 30, 2016.

Stock Option Awards
The Company granted 85,800 and 274,200 non-qualified stock options during the three-month periods ended April 30, 2017 and April 30, 2016, respectively. Options are granted with exercise prices based upon the closing market price of the Company's common stock on the day prior to the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Three Months Ended
	April 30, 2017	April 30, 2016
Risk-free interest rate	1.68%	1.05%
Expected dividend yield	1.78%	3.33%
Expected volatility factor	33.87%	32.61%
Expected option term (in years)	4.25	4.00

Weighted average grant date fair value	$7.35	$3.05

Restricted Stock Unit Awards (RSUs)
The Company granted 53,325 and 66,370 time-vested RSUs to employees in the three-month periods ended April 30, 2017 and 2016, respectively. The grant date fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The grant date fair value per share of the time-vested RSUs granted in the three months ended April 30, 2017 and 2016 was $29.20 and $15.61, respectively. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the three-month periods ended April 30, 2017 and 2016, respectively. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2017 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the

#14

(Dollars in thousands, except per-share amounts)

vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the three-month periods ended April 30, 2017 and 2016, the Company granted 22,745 and 72,950 performance-based RSUs, respectively. The weighted average grant date fair value per share of these performance-based RSUs was $29.20 and $15.61, respectively.

(14) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on technology, manufacturing processes, and end-use application. Raven's reportable segments are Applied Technology, Engineered Films, and Aerostar. The Company measures the performance of its segments based on their operating income excluding general and administrative expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Separate financial information is available and regularly evaluated by the Company's chief operating decision-maker, the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. Segment information is reported consistent with the Company's management reporting structure.

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2017	April 30, 2016
Net sales
Applied Technology	$40,490	$31,456
Engineered Films	43,555	29,100
Aerostar	9,606	7,895
Intersegment eliminations (a)	(116)	(91)
Consolidated net sales	$93,535	$68,360

Operating income(b)
Applied Technology	$13,453	$8,693
Engineered Films	8,720	3,878
Aerostar	1,418	(178)
Intersegment eliminations	(2)	(5)
Total reportable segment income	23,589	12,388
General and administrative expenses(c)	(5,370)	(4,338)
Consolidated operating income	$18,219	$8,050
(a) Intersegment sales for both fiscal 2018 and 2017 were primarily sales from Engineered Films to Aerostar.
(b) At the segment level, operating income does not include an allocation of general and administrative expenses.
(c) At the segment level, operating income does not include an allocation of general and administrative expenses and, as a result, "General and administrative expenses" are reported as a deduction from "Total reportable segment income" to reconcile to "Operating income" reported in the Consolidated Statements of Income and Comprehensive Income.

(15) SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of this Quarterly Report on Form 10-Q and concluded that no subsequent events have occurred that would require recognition or disclosure in the Notes to the Consolidated Financial Statements.

#15

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K for the year ended January 31, 2017.

The Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Executive Summary

•	Results of Operations - Segment Analysis

•	Outlook

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Accounting Pronouncements

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, aerospace/defense, and situational awareness markets. The Company is comprised of three unique operating divisions, classified into reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar).

Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margin, operating income, operating margin, net income, and diluted earnings per share

•	Cash flow from operations and shareholder returns

•	Segment net sales, gross profit, gross margin, operating income, and operating margin. At the segment level, operating income does not include an allocation of general and administrative expenses.

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

The following discussion highlights the consolidated operating results for the three-months ended April 30, 2017 and 2016. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#16

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2017	April 30, 2016	% Change
Net sales	$93,535	$68,360	36.8%
Gross profit	31,956	20,117	58.9%
Gross margin (a)	34.2%	29.4%
Operating income	$18,219	$8,050	126.3%
Operating margin (a)	19.5%	11.8%
Net income attributable to Raven Industries, Inc.	$12,348	$5,517	123.8%
Diluted earnings per share	$0.34	$0.15

Operating cash flow	$7,702	$11,104	(30.6)%
Capital expenditures	$(2,790)	$(791)	252.7%
Cash dividends	$(4,691)	$(4,701)	(0.2)%
Common share repurchases	$—	$(5,702)	(100.0)%

(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2018 first quarter, net sales were $93.5 million, up $25.1 million, or 36.8%, from $68.4 million in last year’s first quarter. The Company's operating income for the first quarter of fiscal 2018 was $18.2 million, up $10.2 million, or 126.3%, compared to the first quarter of fiscal 2017. The increase in operating income was principally due to improved operating leverage on higher sales volume. Net income for the first quarter of 2018 was $12.3 million, or $0.34 per diluted share, compared to net income of $5.5 million, or $0.15 per diluted share, in last year's first quarter.
Net sales for Applied Technology in the first quarter of fiscal 2018 were $40.5 million, up 28.7% compared to fiscal 2017 first quarter net sales of $31.5 million. Sales in the original equipment manufacturer (OEM) channel and the aftermarket channel were up 68.7% and 7.4%, respectively, for the fiscal 2018 first quarter. Geographically, domestic sales were up 49.6% year-over-year while international sales decreased 8.9% year-over-year. Operating income was $13.5 million, up 54.8% compared to $8.7 million in the first quarter of fiscal 2017. The increase in operating income was primarily driven by improved operating leverage on higher sales volume.

Engineered Films’ fiscal 2018 first quarter net sales were $43.6 million, an increase of $14.5 million, or 49.7%, compared to fiscal 2017 first quarter net sales of $29.1 million. Volume, measured in pounds sold, increased 46.2% and average selling price increased 2.4%. The increase in net sales was primarily driven by higher sales into the geomembrane and industrial markets, and also benefited from higher sales in the construction and agricultural markets. Operating income for the first quarter of fiscal 2018 increased 124.9% to $8.7 million as compared to $3.9 million for the prior year first quarter. This increase in operating income was driven primarily by higher sales volume, improved capacity utilization, and continued spending discipline.

Net sales for Aerostar in the first quarter of fiscal 2018 were $9.6 million, an increase of $1.7 million, or 21.7%, compared to fiscal 2017 first quarter net sales of $7.9 million. The increase in net sales was primarily driven by the commencement of a newly-awarded stratospheric balloon contract, increased sales to Google for Project Loon, and the timing of stratospheric balloon deliveries. Operating income in the first quarter of fiscal 2018 was $1.4 million compared to an operating loss of ($0.2) million in the first quarter of last year. The increase in operating income was primarily driven by higher sales to stratospheric balloon programs, and the benefit of cost reductions implemented over the previous twelve months.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, more precisely control inputs, and improve crop yields for the global agriculture market. Applied Technology’s operations include operations of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG), based in the Netherlands.

#17

	Three Months Ended
(dollars in thousands)	April 30, 2017	April 30, 2016	$ Change	% Change
Net sales	$40,490	$31,456	$9,034	28.7%
Gross profit	18,522	13,147	5,375	40.9%
Gross margin	45.7%	41.8%
Operating expenses	$4,810	$4,454	$356	8.0%
Operating expenses as % of sales	11.9%	14.2%
Long-lived asset impairment loss	$259	$—
Operating income	$13,453	$8,693	$4,760	54.8%
Operating margin	33.2%	27.6%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. While conditions in the agriculture end-market remain subdued, but stable, compared to the prior year, Applied Technology's marketplace strategy has capitalized on new product introductions through the first quarter of fiscal 2018. While the aftermarket sales channel demand remains challenging, growth in the OEM sales channel has been strong. The Company does not model comparative market share position for its divisions but believes, based on first quarter growth of sales, that Applied Technology's sales growth was primarily the result of market share gains rather than overall growth of the market. Successful new product introductions over the prior twelve months and expanded relationships with OEM partners are driving improved sales and market share gains versus the prior year.

•
Sales volume. First quarter fiscal 2018 net sales increased 28.7% to $40.5 million compared to $31.5 million in the prior year first quarter. Sales in the OEM and aftermarket channels were up 68.7% and 7.4%, respectively.

•
International sales. For the three-month period, international sales totaled $10.2 million, down 8.9% from $11.2 million in the prior year comparative period. Lower sales volume in Canada was the primary driver of this decrease. International sales represented 25.3% of segment revenue compared to 35.7% of segment revenue in the prior year comparative period.

•
Gross margin. Gross margin increased to 45.7% for the three months ended April 30, 2017 from 41.8% for the three months ended April 30, 2016. The three-month period benefited from higher sales volume and improved operating leverage.

•
Operating expenses. Fiscal 2018 first quarter operating expense as a percentage of net sales was 11.9%, down from 14.2% in the prior year first quarter. Sales volume increased more than operating expenses which led to the decrease in operating expenses as a percentage of sales.

•
Long-lived asset impairment loss. As described in Note 6 Goodwill, Long-lived Assets, and Other Intangibles of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, the Company determined that the intangible asset related to the investment in AgEagle was fully impaired due to the decrease in expected future cash flows.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication and conversion capabilities.

	Three Months Ended
(dollars in thousands)	April 30, 2017	April 30, 2016	$ Change	% Change
Net sales	$43,555	$29,100	$14,455	49.7%
Gross profit	10,747	5,384	5,363	99.6%
Gross margin	24.7%	18.5%
Operating expenses	$2,027	$1,506	$521	34.6%
Operating expenses as % of sales	4.7%	5.2%
Operating income	$8,720	$3,878	$4,842	124.9%
Operating margin	20.0%	13.3%

#18

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. End-market conditions in the geomembrane market, which constituted approximately 30 percent of the division's sales in the first quarter of fiscal 2018, have continued to improve from the market-bottom conditions reached last year. At the end of the first quarter of fiscal 2018, U.S. land-based rig counts have increased approximately 115% versus the first quarter of fiscal 2017 and approximately 25% sequentially from the end of the fourth quarter of fiscal 2017. For the three-month period ended April 30, 2017, sales into the geomembrane market were up over 200% year-over-year. In April 2017, the Company expanded its production capabilities of geomembrane liner materials in south Texas by purchasing a new facility in Pleasanton, Texas and increased production at the Company's location in Midland, Texas by adding production team members to service the increased demand in the geomembrane market. The Company does not model comparative market share position for its divisions, but based on the first quarter growth, the Company believes Engineered Films achieved first quarter sales growth due to improved end-market demand conditions and increased market share.

•
Sales volume and selling prices. First quarter net sales were up $14.5 million, or 49.7%, to $43.5 million compared to prior year first quarter net sales of $29.1 million.  Net sales were up year-over-year in all of the markets served. The improvement was driven primarily by higher geomembrane market sales which increased $9.3 million, but higher sales into the industrial and construction markets also made significant contributions to the division's overall growth year-over-year.

•
Gross margin. For the three-month period, gross margin was 24.7%, up 6.2 percentage points from 18.5% in first quarter of fiscal 2017. The improvement in gross margin was primarily due to higher sales volume and the resulting improvement in capacity utilization, but also benefited from continued spending discipline.

•
Operating expenses. First quarter operating expenses were up $0.5 million compared to the prior year first quarter. As a percentage of net sales, operating expense was 4.7% in the current three-month period as compared to 5.2% in the prior year comparative period. The increase in sales volume in the three-month period more than offset the additional costs to support sales growth and drove operating expenses as percentage of sales down 0.5 percentage points year-over-year.

Aerostar
Aerostar serves the aerospace/defense and situational awareness markets. Aerostar designs and manufactures proprietary products including high-altitude (stratospheric) balloon systems, tethered aerostats, and radar processing systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar pursues product and support services contracts with agencies and instrumentalities of the U.S. government.

	Three Months Ended
(dollars in thousands)	April 30, 2017	April 30, 2016	$ Change	% Change
Net sales	$9,606	$7,895	$1,711	21.7%
Gross profit	2,689	1,591	1,098	69.0%
Gross margin	28.0%	20.2%
Operating expenses	$1,271	$1,769	$(498)	(28.2)%
Operating expenses as % of sales	13.2%	22.4%
Operating income (loss)	$1,418	$(178)	$1,596	(896.6)%
Operating margin	14.8%	(2.3)%

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Some of Aerostar's markets are subject to significant variability due to government spending and the timing of awards. Such conditions result in delays and uncertainties in certain opportunities important to the division's growth strategy. Despite these uncertainties, Aerostar is pioneering new markets with leading-edge applications of its stratospheric balloons.

•
Sales volume. Net sales increased 21.7% from $7.9 million for the three months ended April 30, 2016 to $9.6 million for the three months ended April 30, 2017. The increase was driven principally by the commencement of the newly-awarded stratospheric balloon contract, increased sales to Google for Project Loon, and the timing of stratospheric balloon deliveries.

•
Gross margin. For the three-month period, gross margin increased from 20.2% to 28.0%. The increase in gross margin was primarily driven by higher sales volume and the implementation of cost reductions as compared to the previous year.

#19

•
Operating expenses. First quarter fiscal 2018 operating expense was $1.3 million, or 13.2% of net sales, a decrease from 22.4% of net sales in the first quarter of fiscal 2017. This decrease is primarily driven by lower research and development spending.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2017	April 30, 2016
Administrative expenses	$5,370	$4,338
Administrative expenses as a % of sales	5.7%	6.3%
Other (expense), net	$(230)	$(97)
Effective tax rate	31.4%	30.6%

Administrative spending for the first quarter of fiscal 2018 was up $1.0 million compared to the first quarter of fiscal 2017. The increase is primarily due to higher accruals for management incentives and equity compensation relative to the prior year, and costs related to delayed SEC filings.

Other (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses.

The Company's year-to-date effective tax rate for the three months ended April 30, 2017 was 31.4% compared to 30.6% in the prior year. The increase in the effective tax rate is primarily due to a $0.5 million discrete tax item related to the Company's adoption of ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) in the fiscal 2018 first quarter. ASU 2016-09, more fully described in Note 2 Summary of Significant Accounting Policies, requires the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur.

Other items causing the Company's effective tax rate to differ from the statutory tax rate are more fully described in Note 11 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OUTLOOK

For Applied Technology, end-market conditions remain subdued, but stable, versus the prior year. The division's continued focus on new products and expanding OEM relationships is successfully driving additional market share gains and enabling the division to outperform the market and increase profitability. This is expected to continue, however, as the division progresses through the year, it is expected that the year-over-year comparisons will become more challenging as the division reaches the anniversary of the prior-year new product introductions.
For Engineered Films, the geomembrane market demand has continued to accelerate from market-bottom conditions in the prior year. To capitalize on this demand, the Company increased the production at the Company's location in Midland, Texas by adding production team members, and expanded its production capabilities of geomembrane liner materials in south Texas by purchasing a new facility in February 2017 in Pleasanton, Texas. The remaining markets, in aggregate, are growing to a lesser extent and are expected to continue to exhibit growth. Improved volumes, together with cost controls, are expected to result in improved profitability for the division. However, as the division progresses through the year, it is expected that the year-over-year comparisons will become more challenging as the division reaches the anniversary of the beginning of the geomembrane market rebound.
For Aerostar, the division is expecting improved volumes in the stratospheric balloon market, driven by increased demand from Google for Project Loon and new stratospheric balloon contracts with new customers. Uncertainties remain related to the timing of certain opportunities. Success in growing sales in the stratospheric balloon market combined with continued cost discipline, are important to delivering sustained division profitability.
Management believes the Company is on track to deliver meaningful growth in revenues and operating profit in fiscal year 2018 and continues to invest in research and development activities to continue to drive new product momentum for the intermediate and long term.

#20

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing, and financing activities beyond the next twelve months.

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	April 30, 2017	January 31, 2017	April 30, 2016
Cash and cash equivalents	$50,477	$50,648	$32,790

	Three Months Ended
(dollars in thousands)	April 30, 2017	April 30, 2016
Cash provided by operating activities	$7,702	$11,104
Cash used in investing activities	(2,836)	(1,435)
Cash used in financing activities	(4,993)	(10,797)
Effect of exchange rate changes on cash and cash equivalents	(44)	136
Net (decrease) in cash and cash equivalents	$(171)	$(992)

Cash and cash equivalents totaled $50.5 million at April 30, 2017, a decrease of $0.1 million from $50.6 million at January 31, 2017. The comparable balance one year earlier was $32.8 million. The decrease from fiscal 2017 year-end was primarily driven by increases in net working capital to support the significant increase in net sales.

No shares were repurchased by the Company under the authorized $50.0 million share buyback plan in the first quarter of fiscal 2018. The Company repurchased approximately 0.4 million shares at an average price of $14.93 for a total of $5.7 million in the prior fiscal year first quarter.

At April 30, 2017, the Company held cash and cash equivalents of $3.0 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries we consider to be indefinitely reinvested. If repatriated, undistributed earnings of approximately $2.8 million would be subject to United States federal taxation. This estimated tax liability is approximately $0.3 million, net of foreign tax credits. Our liquidity is not materially impacted by the amount held in accounts outside of the United States.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $7.7 million for the first three months of fiscal 2018 compared with $11.1 million in the first three months of fiscal 2017. The decrease in cash flow was primarily due to net working capital requirements to support the substantial increase in net sales.

The Company's cash needs have minimal seasonal trends. Net working capital demands tend to be highest in the first quarter. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in net working capital. Net working capital and net working capital percentage are ratios used by management as a guide in measuring the efficient use of cash resources to support business activities and growth. The Company's net working capital for the comparative periods was as follows:

#21

(dollars in thousands)	April 30, 2017	April 30, 2016
Accounts receivable, net	$51,617	$41,013
Plus: Inventories	49,867	46,901
Less: Accounts payable	13,909	9,356
Net working capital(a)	$87,575	$78,558

Annualized net sales(b)	$374,140	$273,440
Net working capital percentage(c)	23.4%	28.7%
(a) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as Net working capital divided by Annualized net sales for each of the fiscal periods, respectively.

The net working capital percentage decreased from 28.7% at April 30, 2016 to 23.4% at April 30, 2017. The decrease was driven by an increase in accounts payable balances as well as managing inventory and receivables proactively with the substantial increase in sales versus the prior year. To manage levels of inventory during periods of significant change in sales volume, the Company assembled teams within each operating division to manage efficient inventory levels. Similar emphasis was placed on managing accounts payable and to a lesser extent, accounts receivable.

Inventory increased $3.0 million, or 6.4%, year-over-year from $46.9 million at April 30, 2016 to $49.9 million at April 30, 2017. In comparison, net sales increased $25.1 million, or 36.8%, year-over-year in the first quarter. The increase in inventory was primarily driven by growth in net sales and backlog in the Applied Technology and Engineered Films divisions, offset somewhat by actions to reduce inventory in all three divisions.

Accounts receivable increased $10.6 million, or 25.8%, year-over-year to $51.6 million at April 30, 2017 from $41.0 million at April 30, 2016. In comparison, net sales increased $25.1 million, or 36.8%, year-over-year in the first quarter. The increase in accounts receivable was due primarily to increased sales volume, offset somewhat by improved management of customer terms.

Accounts payable increased $4.5 million, or 47.9%, year-over-year from $9.4 million at April 30, 2016 to $13.9 million at April 30, 2017. In comparison, net sales increased $25.1 million, or 36.8%, year-over-year in the first quarter. This increase in accounts payable was due to improved timing of payments to suppliers, as well as additional purchases of raw materials to support the increase in sales year-over-year.

Investing Activities
Cash used in investing activities increased from $1.4 million in the first three months of fiscal 2016 to $2.8 million in the first three months of fiscal 2017. The primary driver of increase in current year cash outflows was higher capital expenditures. Fiscal 2018 capital expenditures included $1.7 million for the Pleasanton, Texas facility purchased by Engineered Films.

Management anticipates fiscal 2018 capital spending to be approximately $10 to $12 million. The Company continues to maintain a disciplined approach to capital spending. Maintaining Engineered Films' capacity and Applied Technology's capital spending to advance product development are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Fiscal 2017 first quarter cash outflows related to investments was $0.5 million while there were no cash outflows for investments in the first quarter of fiscal year 2018.

Financing Activities
Cash used in financing activities was $5.0 million for the three months ended April 30, 2017 compared to $10.8 million one year ago.

In the fiscal 2017 first quarter, the Company purchased common shares as part of the $50.0 million share repurchase plan authorized by the Company’s Board of Directors. The Company repurchased $5.7 million in shares in the three-month period ended April 30, 2016. No shares were repurchased in the fiscal 2018 first quarter.

Dividends per share were flat at 13.0 cents per share. Total cash outflows for dividends was $4.7 million in the three-month period ended April 30, 2017 and 2016.

#22

During the three months ended April 30, 2017 and April 30, 2016, the Company made payments of $0.2 million and $0.1 million, respectively, on acquisition-related contingent liabilities.

No borrowing or repayment occurred on the Credit Agreement during the first three months of fiscal 2018 or fiscal 2017.

Financing cash outflows in the first three months of fiscal 2018 and 2017 included employee taxes paid in relation to net settlement of restricted stock units that vested during the first quarter.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 9 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2017 was $124.5 million.

The Credit Agreement contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company requested and received the necessary covenant waivers relating to its late filing of financial information in the prior fiscal year. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The Company is in compliance with all financial covenants set forth in the Credit Agreement.

Letters of credit (LOCs) totaling $1.1 million issued under a previous line of credit with Wells Fargo and $0.2 million were outstanding under the Credit Agreement at April 30, 2016. These LOCs primarily support self-insured workers' compensation bonding. All but one LOC has been transferred and issued under the Credit Agreement as of April 30, 2017. At April 30, 2017, $0.5 million of LOCs were outstanding under the Credit Agreement and one $50 thousand LOC issued by Wells Fargo was outstanding.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. There have been no material changes to the Company’s critical accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2017.

Long-lived and Intangible Assets and Goodwill
Long-lived and Intangible Assets
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles, equity investments, and property plant and equipment, using fair value measurement techniques if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is recognized when the carrying amount of an asset is below the estimated undiscounted cash flows used in determining the fair value of the asset.

The Company determined that the investment in AgEagle, further described in Note 5 Acquisitions of and Investments in Businesses and Technologies of the Notes to the unaudited Consolidated Financial Statements included in Item 1 of this form 10-Q, was impaired due to lower than expected cash flows and continued operating losses. This impairment was determined to be other-than-temporary and an accelerated equity investment loss of $72 was reported in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended April 30, 2017. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended April 30, 2017. There were no long-lived asset impairments or accelerated equity method losses reported in the three-month period ended April 30, 2016.

#23

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

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions, re-deployment of employees across the division, and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such as of April 30, 2017 and April 30, 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company determined there was not a change in the long-lived asset groups as a result of the reporting unit changes.

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). Based on the Company's review, management concluded there were no triggering events for the Company's reporting units during the three-month periods ended April 30, 2017 and 2016, respectively, and no impairments to goodwill were recorded.

ACCOUNTING PRONOUNCEMENTS

See Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future, not past or historical events. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may," "plans," "should," "estimate," "predict," "project," "would," "will," "potential," and similar expressions are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act.
Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions when made, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions and commodity prices, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in competition, raw material availability, technology or relationships with the Company's largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, risks of litigation, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and net working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, as well as other risks described in Item 1A., Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

#24

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no debt outstanding as of April 30, 2017. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $3.0 million and $1.7 million at April 30, 2017 and April 30, 2016, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of April 30, 2017 due to the material weaknesses in internal control over financial reporting which existed at that date, as described below.

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

The Company has identified the following control deficiencies which existed since October 31, 2016 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures as of that date:

#25

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

Management’s Remediation Initiatives
The Company is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the control deficiencies that gave rise to the material weaknesses. These remediation efforts are intended to address the identified material weaknesses and to enhance our overall financial control environment.

With the oversight of the Company’s Audit Committee, management is taking steps intended to address the underlying causes of the material weaknesses identified above, primarily through the following remediation activities achieved during the first quarter of fiscal 2018:

•	Controls over accounting for goodwill and long-lived assets, including finite-lived intangible assets

◦	During the first quarter of fiscal 2018, management completed the following remediation efforts around the design deficiency:

▪	We have redesigned our specific procedures and controls associated with the identification of the proper unit of account.

▪	We have developed an enhanced risk assessment evaluation for the reporting unit for which a goodwill impairment analysis is being conducted.

▪
We have redesigned our controls associated with the development of a more precise revenue forecast for use in interim and annual impairment tests. For Aerostar, this specifically includes more precise contract-based revenue assumptions.

▪
We have redesigned our controls associated with all significant assumptions, model and data used in management's estimates relevant to assessing the valuation of goodwill and long-lived assets, including finite-lived intangible assets.

▪	Internal Audit has completed a design walkthrough of redesigned controls.

•	Controls over completeness and accuracy of accounting for income taxes

◦	During the first quarter of fiscal 2018, management completed the following remediation efforts around the design deficiency:

▪
We have redesigned specific processes and controls to augment the review of significant or unusual transactions by finance leadership to ensure that the relevant tax accounting implications are identified and considered.

▪	Our Director of Taxation has re-evaluated and enhanced our tax models and implemented multiple reconciliations to ensure the Company’s tax provision is properly reconciled and rolled-forward.

▪	Internal Audit has completed a design walkthrough of redesigned controls.

#26

•
Controls over the existence of inventories, specifically controls to monitor that inventory subject to the cycle count program was counted at the frequency levels and accuracy rates required under the Company’s policy, and the controls to verify existence of inventory held at third-party locations

◦	During the first quarter of fiscal 2018, we have completed the transfer of the vast majority of inventory held at third-party locations to Company-owned facilities.

◦
During the first quarter of fiscal 2018, we have redesigned and enhanced our controls over the completeness and accuracy of underlying information to monitor count dates for each item by location. This annual test was performed during the first quarter to ensure that each item was counted the appropriate number of times in accordance with the cycle count policy.

Although we have implemented several remediation actions, we are still in the process of implementing certain actions and validating the impact of such actions. These remediation actions are subject to ongoing review by management, as well as oversight by the Audit Committee of our Board of Directors. Although we plan to complete this remediation process as diligently as possible, we cannot, at this time, estimate when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may decide to enhance other existing controls and/or implement additional controls as the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient and functioning as designed to accomplish their intended purpose; accordingly, these material weaknesses may continue for a period of time. While the Audit Committee of our Board of Directors and Executive management are closely monitoring this implementation, until the remediation efforts discussed herein, including any additional remediation efforts that management identifies as necessary, are complete, tested, and determined to be effective, we will not conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the engagement of external accounting and tax experts to validate and support remediation activities and the implementation and validation of improved accounting and financial reporting procedures.

We are committed to improving our internal control over financial reporting and processes and intend to proactively review and improve our financial reporting controls and procedures incorporating best practices and leveraging external resources to facilitate periodic evaluations of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or modify certain of the remediation measures.
Changes in Internal Control over Financial Reporting
As described above under "Management's Remediation Initiatives," there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2017, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive. Additional risks we currently deem

#27

to be immaterial or are unknown to us at this time also could materially effect our business, results of operations, financial condition, and/or liquidity.

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

The Company made no purchases (recorded on trade date basis) of its own equity securities during the first quarter of fiscal 2018. The remaining dollar value authorized for share repurchases at April 30, 2017 is $12,959,341.

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

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 23, 2017

#29