Form 10-Q
period 2017-07-31
RAVEN INDUSTRIES INC
filed 2017-08-24
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of August 18, 2017 there were 36,103,017 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	July 31, 2017	January 31, 2017	July 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$55,197	$50,648	$40,123
Accounts receivable, net	46,398	43,143	38,645
Inventories	50,844	42,336	45,502
Other current assets	3,670	2,689	4,958
Total current assets	156,109	138,816	129,228

Property, plant and equipment, net	105,723	106,324	110,706
Goodwill	40,841	40,649	40,752
Amortizable intangible assets, net	11,228	12,048	12,888
Other assets	3,295	3,672	3,783
TOTAL ASSETS	$317,196	$301,509	$297,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,597	$8,467	$10,076
Accrued liabilities	18,724	18,055	14,085
Customer advances	456	1,860	913
Total current liabilities	31,777	28,382	25,074

Other liabilities	12,348	13,696	13,827

Commitments and contingencies	—	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,087; 67,060; and 67,060, respectively	67,087	67,060	67,060
Paid-in capital	57,510	55,795	54,962
Retained earnings	241,739	230,649	229,959
Accumulated other comprehensive income (loss)	(2,867)	(3,676)	(3,158)
Treasury stock at cost, 30,984; 30,984; and 30,984 shares, respectively	(90,402)	(90,402)	(90,402)
Total Raven Industries, Inc. shareholders' equity	273,067	259,426	258,421
Noncontrolling interest	4	5	35
Total equity	273,071	259,431	258,456
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$317,196	$301,509	$297,357

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Net sales	$86,610	$67,598	$180,145	$135,958
Cost of sales	60,097	48,683	121,676	96,926
Gross profit	26,513	18,915	58,469	39,032

Research and development expenses	4,256	3,915	8,236	8,324
Selling, general, and administrative expenses	10,557	8,304	20,055	15,962
Long-lived asset impairment loss	—	—	259	—
Operating income	11,700	6,696	29,919	14,746

Other income (expense), net	(63)	(209)	(293)	(306)
Income before income taxes	11,637	6,487	29,626	14,440

Income tax expense	3,403	1,993	9,044	4,427
Net income	8,234	4,494	20,582	10,013

Net income (loss) attributable to the noncontrolling interest	(1)	(1)	(1)	1

Net income attributable to Raven Industries, Inc.	$8,235	$4,495	$20,583	$10,012

Net income per common share:
─ Basic	$0.23	$0.12	$0.57	$0.28
─ Diluted	$0.23	$0.12	$0.56	$0.28

Cash dividends paid per common share	$0.13	$0.13	$0.26	$0.26

Comprehensive income (loss):
Net income	$8,234	$4,494	$20,582	$10,013

Other comprehensive income (loss):
Foreign currency translation	810	(265)	822	347
Postretirement benefits, net of income tax benefit (expense) of $3, $1, $7 and $2, respectively	(7)	(2)	(13)	(4)
Other comprehensive income (loss), net of tax	803	(267)	809	343

Comprehensive income	9,037	4,227	21,391	10,356

Comprehensive income (loss) attributable to noncontrolling interest	(1)	(1)	(1)	1

Comprehensive income attributable to Raven Industries, Inc.	$9,038	$4,228	$21,392	$10,355

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2016	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
Net income	—	—	—	—	10,012	—	10,012	1	10,013
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	347	347	—	347
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	—	(4)	(4)	—	(4)
Cash dividends ($0.26 per share)	—	108	—	—	(9,496)	—	(9,388)	—	(9,388)
Dividends of less than wholly-owned subsidiary attributable to non-controlling interest	—	—	—	—	—	—	—	(40)	(40)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Shares repurchased	—	—	484	(7,702)	—	—	(7,702)	—	(7,702)
Director shares issued	19	(19)	—	—	—	—	—		—
Share-based compensation	—	1,574	—	—	—	—	1,574	—	1,574
Income tax impact related to share-based compensation	—	(317)	—	—	—	—	(317)	—	(317)
Balance July 31, 2016	$67,060	$54,962	30,984	$(90,402)	$229,959	$(3,158)	$258,421	$35	$258,456

Balance January 31, 2017	$67,060	$55,795	30,984	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431
Net income	—	—	—	—	20,583	—	20,583	(1)	20,582
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	822	822	—	822
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $7	—	—	—	—	—	(13)	(13)	—	(13)
Cash dividends ($0.26 per share)	—	109	—	—	(9,493)	—	(9,384)	—	(9,384)
Shares issued on stock options exercised, net of shares withheld for employee taxes	12	(160)	—	—	—	—	(148)	—	(148)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	11	(162)	—	—	—	—	(151)	—	(151)
Director shares issued	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	1,932	—	—	—	—	1,932	—	1,932
Balance July 31, 2017	$67,087	$57,510	30,984	$(90,402)	$241,739	$(2,867)	$273,067	$4	$273,071

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(dollars in thousands)	July 31, 2017	July 31, 2016
OPERATING ACTIVITIES:
Net income	$20,582	$10,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,184	7,633
Change in fair value of acquisition-related contingent consideration	145	124
Long-lived asset impairment loss	259	—
Loss from equity investment	154	82
Deferred income taxes	(942)	1,057
Share-based compensation expense	1,932	1,574
Other operating activities, net	174	(184)
Change in operating assets and liabilities:
Accounts receivable	(3,279)	(505)
Inventories	(8,466)	391
Other assets	(1,257)	(871)
Operating liabilities	3,375	6,244
Net cash provided by operating activities	19,861	25,558

INVESTING ACTIVITIES:
Capital expenditures	(5,223)	(2,168)
Proceeds from sale or maturity of investments	250	250
Purchases of investments	(255)	(500)
(Disbursements) proceeds from settlement of liabilities, sale of assets	(344)	1,117
Other investing activities	(17)	(339)
Net cash used in investing activities	(5,589)	(1,640)

FINANCING ACTIVITIES:
Dividends paid	(9,384)	(9,428)
Payments for common shares repurchased	—	(7,702)
Payments of acquisition-related contingent liability	(320)	(282)
Restricted stock units vested and issued	(151)	(256)
Employee stock option exercises	(148)	—
Net cash used in financing activities	(10,003)	(17,668)

Effect of exchange rate changes on cash	280	91

Net increase (decrease) in cash and cash equivalents	4,549	6,341
Cash and cash equivalents at beginning of year	50,648	33,782
Cash and cash equivalents at end of period	$55,197	$40,123

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

The accompanying interim unaudited consolidated financial statements, which includes the accounts of Raven and its wholly-owned or controlled subsidiaries, net of intercompany balances and transactions, has been prepared by the Company in accordance with generally accepted accounting principles in the United States (GAAP) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, these financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to fairly present this financial information have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

Financial results for the interim three- and six-month periods ended July 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018. The January 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned consolidated entities. The Company owns a 75% interest in an entity consolidated under the Aerostar business segment. Given the Company's majority ownership interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor interest in the net assets and operations of the business venture.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2017 other than described below in the Accounting Standards Adopted section.

Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2018 first quarter, the Company early adopted Accounting Standards Update (ASU) No. 2017-04 (issued by the Financial Accounting Standards Board (FASB) in January 2017), "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (ASU 2017-04) on a prospective basis . This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amount of any impairment may not exceed the carrying amount of goodwill. The amendments should be applied on a prospective basis. As discussed in Note 6 Goodwill, Long-lived Assets, and Other Intangibles, management performed an assessment in the fiscal 2018 first and second quarters and determined no triggering events had occurred for any of its three reporting units; therefore, the early adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the three- or six-month periods ended July 31, 2017.

In the fiscal 2018 first quarter when it became effective, the Company adopted FASB ASU 2016-09 (issued in March 2016), "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as discrete income tax expense or benefit in the income statement in the reporting period in which they occur. This guidance also requires that all tax-related cash flows resulting from share-based awards be disclosed as operating cash flows in the statement of cash flows and that cash paid to taxing authorities on the behalf of employees for withheld shares be classified as a financing activity in the statement of cash flows. Finally, this ASU allows

#7

(dollars in thousands, except per-share amounts)

companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current GAAP, or account for forfeitures when they occur. The Company accounts for forfeitures as they occur. The Company is prospectively recognizing excess tax benefits or deficits on vesting or settlement of awards, when they occur, as a discrete income tax benefit or expense instead of as additional paid-in capital as required under previous guidance. This change to the Company's accounting policies resulted in recognition of income tax expense of $90 and $569 for the three- and six-month periods ended July 31, 2017. These tax-related cash flows are now classified within operating activities. The Company classifies tax payments made to taxing authorities on the employee's behalf for withheld shares as a financing activity on the statement of cash flows, as such the adoption of this guidance had no impact. Under the new guidance, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The increase in incremental shares used in the weighted average diluted shares calculation was not material to the Company's diluted earnings per share calculation.

In the fiscal 2018 first quarter when it became effective, the Company adopted the FASB ASU No. 2015-11 (issued in July 2015), "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11) on a prospective basis. The amendments in ASU 2015-11 clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. Previously the Company reported its inventory at the lower of cost or market. Market was defined as replacement cost with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The Company evaluates its inventory in all three reporting segments quarterly to determine if cost exceeds net realizable value and records a write-down, if necessary. The adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the three- and six-month period ended July 31, 2017.

New Accounting Standards Not Yet Adopted
In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09). The guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards as equity instruments or a liability instruments are the same immediately before and after the modification to the award. The guidance is effective for annual periods, including interim periods, in fiscal years beginning after December 15, 2017. Early adoption is permitted and the amendments should be applied prospectively to an award modified on or after the adoption date. The Company currently has no plans to modify any of its outstanding awards. The Company will consider early adopting this guidance if modifications to its share-based compensation arrangements are likely to occur. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statements, results of operations, and disclosures.

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

#8

(dollars in thousands, except per-share amounts)

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

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. ASU 2014-09 may be adopted as of the original effective date, which for the Company is fiscal 2018. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 606 are the same as ASU 2014-09. With the assistance of a third-party consultant, the Company is currently evaluating the impact this standard will have on revenue recognition by reviewing a representative sample of contracts for all material revenue streams across the Company's three divisions, holding discussions with key stakeholders, and assessing potential impacts on the Company’s consolidated financial statements, results of operations, disclosures, and internal controls over financial reporting. The Company will adopt this guidance in the first quarter of fiscal 2019 using the modified retrospective approach.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Anti-dilutive options and restricted stock units	209,400	924,204	409,136	1,102,952

#9

(dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Numerator:
Net income attributable to Raven Industries, Inc.	$8,235	$4,495	$20,583	$10,012

Denominator:
Weighted average common shares outstanding	36,096,048	36,097,228	36,088,095	36,208,573
Weighted average fully vested stock units outstanding	109,146	110,083	103,966	102,035
Denominator for basic calculation	36,205,194	36,207,311	36,192,061	36,310,608

Weighted average common shares outstanding	36,096,048	36,097,228	36,088,095	36,208,573
Weighted average fully vested stock units outstanding	109,146	110,083	103,966	102,035
Dilutive impact of stock options and restricted stock units	348,795	43,001	322,661	51,547
Denominator for diluted calculation	36,553,989	36,250,312	36,514,722	36,362,155

Net income per share - basic	$0.23	$0.12	$0.57	$0.28
Net income per share - diluted	$0.23	$0.12	$0.56	$0.28

#10

(dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2017	January 31, 2017	July 31, 2016
Accounts receivable, net:
Trade accounts	$47,350	$43,834	$39,203
Allowance for doubtful accounts	(952)	(691)	(558)
	$46,398	$43,143	$38,645
Inventories:
Finished goods	$5,878	$5,438	$4,784
In process	1,510	2,288	1,929
Materials	43,456	34,610	38,789
	$50,844	$42,336	$45,502
Other current assets:
Insurance policy benefit	$734	$802	$762
Income tax receivable	409	604	1,652
Receivable from sale of business	35	28	103
Prepaid expenses and other	2,492	1,255	2,441
	$3,670	$2,689	$4,958
Property, plant and equipment, net:
Land	$3,234	$3,054	$3,054
Buildings and improvements	79,648	77,817	78,310
Machinery and equipment	145,516	142,471	142,185
Accumulated depreciation	(122,675)	(117,018)	(112,843)
	$105,723	$106,324	$110,706
Other assets:
Equity method investments	$2,057	$2,371	$2,611
Deferred income taxes	16	18	38
Other	1,222	1,283	1,134
	$3,295	$3,672	$3,783
Accrued liabilities:
Salaries and related	$5,138	$6,286	$3,628
Benefits	3,868	3,960	3,632
Insurance obligations	2,492	2,400	1,975
Warranties	2,265	1,547	2,076
Income taxes	1,287	498	213
Other taxes	1,503	1,540	1,357
Acquisition-related contingent consideration	478	445	381
Other	1,693	1,379	823
	$18,724	$18,055	$14,085
Other liabilities:
Postretirement benefits	$8,085	$8,054	$7,706
Acquisition-related contingent consideration	1,182	1,397	1,565
Deferred income taxes	488	1,421	1,557
Uncertain tax positions	2,593	2,610	2,999
Other	—	214	—
	$12,348	$13,696	$13,827

(5) ASSETS HELD FOR SALE

The Company continually analyzes its product and service offerings to ensure we serve market segments with attractive near- and long-term growth prospects that are consistent with our core capabilities. Through this continued evaluation the Company's Aerostar segment finalized a plan ("the Plan") to actively market the sale of its client private and radar product lines, which it has determined constitutes a business. During the second quarter of fiscal 2018 the Company determined that it was probable that these product lines would be sold within one year. The Company has identified specific assets and liabilities likely to be sold, including an allocation of goodwill based on the relative fair value of the business to be sold. Currently, the Company estimates

#11

(dollars in thousands, except per-share amounts)

the fair value of the net assets held for sale is in excess of their net book value. As such there is no impact to the Consolidated Statement of Income for the three- or six-month period ended July 31, 2017.
Under the Plan, Aerostar will remain focused on serving the aerospace/defense market with its stratospheric balloon product and service offerings.
Amounts classified as held for sale were as follows:

July 31, 2017
Assets held for sale
Inventories	$3,212
Other current assets	18
Total current assets held for sale	3,230
Property, plant and equipment, net	238
Goodwill	102
Amortizable intangible assets, net	387
Other assets	17
Total assets held for sale	$3,974

Liabilities held for sale
Current liabilities	$292
Other long-term liabilities	125
Total liabilities held for sale	$417

(6) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Ag-Eagle Aerial Systems, Inc.
In February 2016, the Applied Technology Division acquired an interest of approximately 5% in AgEagle Aerial Systems, Inc. (AgEagle). AgEagle is a privately held company that is a provider of unmanned aerial systems (UAS) used for agricultural applications. Contemporaneously with the execution of this agreement, AgEagle and the Company entered into a distribution agreement whereby the Company was appointed as the exclusive distributor of the existing AgEagle system as it pertains to the agriculture market. The Company’s equity ownership interest is considered a variable interest and it accounts for this investment under the equity method of accounting. The Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the entity. The purchase price was allocated between the equity ownership interest and an intangible asset for the exclusive distribution agreement. In April 2017, the Company determined that the investment in AgEagle, was fully impaired, further described in Note 7 Goodwill, Long-lived Assets and Other Intangibles, due to lower than expected cash flows. The Company has no commitments or guarantees related to this equity method investment.

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to prior year acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista Research, Inc. (Vista) in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. At July 31, 2017, the fair value of this contingent consideration was $1,285, of which $228 was classified as "Accrued liabilities" and $1,057 was classified as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2017, the fair value of this contingent consideration was $1,409, of which $247 was classified as "Accrued liabilities" and $1,162 was classified as "Other liabilities". At July 31, 2016, the fair value of this contingent consideration was $1,397, of which $228 was classified as "Accrued liabilities" and $1,169 as "Other liabilities." The Company paid $160 and $220 in earn-out payments in the three- and six-month periods ended July 31,

#12

(dollars in thousands, except per-share amounts)

2017, respectively. The Company paid $143 and $203 in earn-out payments in the three- and six-month periods ended July 31, 2016, respectively. To date, the Company has paid a total of $803 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. At July 31, 2017, the fair value of this contingent consideration was $282, of which $157 was classified in "Accrued liabilities" and $125 as "Other liabilities" in the Consolidated Balance Sheet. At January 31, 2017, the fair value of this contingent consideration was $332, of which $98 was classified in "Accrued liabilities" and $234 as "Other liabilities." At July 31, 2016 the fair value of this contingent consideration was $504, of which $108 was classified as "Accrued liabilities" and $396 as "Other liabilities." The Company paid $100 and $79 in earn-out payments in the six-month periods ended July 31, 2017 and 2016, respectively. The Company made no payments in the three-month periods ended July 31, 2017 or 2016. To date, the Company has paid a total of $1,572 of this potential earn-out liability.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER INTANGIBLES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in fiscal 2018 second quarter and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three- and six-month periods ended July 31, 2017.

During the first quarter of fiscal 2017 which ended April 30, 2016, management implemented managerial and financial operations and reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions, re-deployment of employees across the division, and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division that were in existence at that time, into one reporting unit for purposes of goodwill impairment assessment. As such, as of April 30, 2016, the Company had three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company reviewed the quantitative and qualitative factors associated with the change in reporting units and determined there were no indicators of impairment at the time of the reporting unit change. There were no goodwill impairment losses reported in the three- and six-month periods ended July 31, 2016.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2017	$12,342	$27,518	$789	$40,649
Divestiture of business	—	—	(52)	(52)
Foreign currency translation adjustment	244	—	—	244
Balance at July 31, 2017	$12,586	$27,518	$737	$40,841

Balance at January 31, 2016	$12,365	$27,518	$789	$40,672
Foreign currency translation adjustment	80	—	—	80
Balance at July 31, 2016	$12,445	$27,518	$789	$40,752

Long-lived Assets and Other Intangibles
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles, equity method investments, and property plant and equipment if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. When performing long-lived asset testing, the fair values of assets are determined based on valuation techniques using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is recognized when the carrying amount of an asset is above the estimated undiscounted cash flows used in determining the fair value of the asset.

During first quarter of fiscal 2018, the Company determined that the investment in AgEagle, further described in Note 6 Acquisitions of and Investments in Businesses and Technologies, was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other (expense),

#13

(dollars in thousands, except per-share amounts)

net" in the Consolidated Statements of Income and Comprehensive Income for the six-month period ended July 31, 2017. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss reported related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the six-month period ended July 31, 2017. There were no long-lived asset impairments or accelerated equity method investment losses reported in the three-month period ended July 31, 2017 or the three- and six-month periods ended July 31, 2016, respectively.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	July 31, 2017			January 31, 2017			July 31, 2016
		Accumulated			Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$7,230	$(6,775)	$455	$7,136	$(6,553)	$583	$7,175	$(6,423)	$752
Customer relationships	12,787	(4,206)	8,581	12,987	(3,680)	9,307	13,012	(3,160)	9,852
Patents and other intangibles	4,530	(2,338)	2,192	4,378	(2,220)	2,158	4,352	(2,068)	2,284
Total	$24,547	$(13,319)	$11,228	$24,501	$(12,453)	$12,048	$24,539	$(11,651)	$12,888

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Service cost	$21	$20	$43	$40
Interest cost	82	83	164	166
Amortization of actuarial losses	30	37	60	74
Amortization of unrecognized gains in prior service cost	(40)	(40)	(80)	(80)
Net periodic benefit cost	$93	$100	$187	$200

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

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Beginning balance	$2,405	$2,316	$1,547	$1,835
Accrual for warranties	401	262	1,778	1,086
Settlements made	(541)	(502)	(1,060)	(845)
Ending balance	$2,265	$2,076	$2,265	$2,076

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

#14

(dollars in thousands, except per-share amounts)

Simultaneous with execution of the Credit Agreement, Raven, and its subsidiaries entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

Unamortized debt issuance costs associated with this Credit Agreement were $297, $352 and $407 at July 31, 2017, January 31, 2017, and July 31, 2016, respectively and are included in "Other assets" in the Consolidated Balance Sheets. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company requested and received the necessary covenant waivers relating to its late filing of financial information in fiscal 2017. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Letters of credit (LOCs) totaling $514 issued under the Credit Agreement or the Company's previous line of credit with Wells Fargo were outstanding at July 31, 2017, January 31, 2017, and July 31, 2016. These LOCs primarily support self-insured workers' compensation bonding. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2017 was $124,536.

(11) COMMITMENTS AND CONTINGENCIES

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time.  Among these matters is a patent infringement lawsuit filed in federal district court in Kansas, in which Capstan Ag Systems, Inc. has made certain infringement claims against the Company and one of its customers, CNH Industrial America LLC, related to the Applied Technology Division’s HawkeyeTM nozzle control system. Management does not believe the ultimate outcomes of its legal proceedings are likely to be significant to its results of operations, financial position, or cash flows. Additionally, because of the present status of the lawsuit, management cannot determine the potential impact, if any, of the patent infringement lawsuit described above.
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

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s effective tax rates for the three- and six-month periods ended July 31, 2017 were 29.2% and 30.5%, respectively. The decrease in the effective tax rate in the second quarter of fiscal 2018 compared to the year-to-date fiscal 2018 effective tax rate is primarily due to the recognition of discrete tax expense related to the Company's adoption of ASU 2016-09 in the fiscal 2018 first quarter as further discussed in Note 2 Summary of Significant Accounting Policies. This ASU requires that the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur. The Company’s effective tax rates for the three- and six-month periods ended July 31, 2016 were 30.7% and 30.7%, respectively. The decrease in the effective tax rate in the three- and six-month periods ended July 31, 2017 compared to July 31, 2016 is primarily due to a higher estimate of the research and development tax credit in the current year compared to the prior year.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders for the three- and six-month periods ended July 31, 2017 were $4,693 and $9,384, or 13.0 cents and 26.0 cents per share, respectively. Dividends paid to Raven shareholders for the three- and six-month periods ended

#15

(dollars in thousands, except per-share amounts)

July 31, 2016 were $4,687 and $9,388, or 13.0 cents and 26.0 cents per share, respectively. There were no declared and unpaid shareholder dividends at July 31, 2017 or 2016.

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place at that time. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached.

The Company did not repurchase any shares in the three- and six-month periods ended July 31, 2017. The Company repurchased 102,187 and 484,252 shares in the three- and six-month periods ended July 31, 2016, respectively. These purchases totaled $2,000 and $7,702, respectively. All such share repurchases were paid at July 31, 2016. The remaining dollar value authorized for share repurchases at July 31, 2017 is $12,959. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the six months ended July 31, 2017 and July 31, 2016.

Stock Option Awards
The Company granted 85,800 non-qualified stock options during the six-month period ended July 31, 2017. The Company granted 274,200 non-qualified stock options during the six-month period ended July 31, 2016. None of these options were granted in the three-month periods ended July 31, 2017 and July 31, 2016, respectively. Options are granted with exercise prices based upon the closing market price of the Company's common stock on the day prior to the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Six Months Ended
	July 31, 2017	July 31, 2016
Risk-free interest rate	1.68%	1.05%
Expected dividend yield	1.78%	3.33%
Expected volatility factor	33.87%	32.61%
Expected option term (in years)	4.25	4.00

Weighted average grant date fair value	$7.35	$3.05

Restricted Stock Unit Awards (RSUs)
The Company granted 2,495 and 55,820 time-vested RSUs to employees in the three- and six-month periods ended July 31, 2017, respectively. The Company granted 66,370 time-vested RSUs to employees in the six-month period ended July 31, 2016. None of these awards were granted in the three-month period July 31, 2016. The grant date fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The weighted average grant date fair value per share of the time-vested RSUs granted in the periods ended July 31, 2017 and 2016, respectively, was $29.33 and $15.61. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the six-month periods ended July 31, 2017 and 2016, respectively. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2017 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-

#16

(dollars in thousands, except per-share amounts)

in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the six-month periods ended July 31, 2017 and 2016, the Company granted 22,745 and 72,950 performance-based RSUs, respectively. None of these awards were granted in the three-month periods ended July 31, 2017 and 2016. The weighted average grant date fair value per share of these performance-based RSUs granted in the periods ended July 31, 2017 and 2016, respectively, was $29.20 and $15.61.

(15) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on technology, manufacturing processes, and end-use application. Raven's reportable segments are Applied Technology, Engineered Films, and Aerostar. The Company measures the performance of its segments based on their operating income excluding general and administrative expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Separate financial information is available and regularly evaluated by the Company's chief operating decision-maker (CODM), the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. Segment information is reported consistent with the Company's management reporting structure.

Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Net sales
Applied Technology	$28,424	$22,668	$68,914	$54,124
Engineered Films	49,028	36,656	92,583	65,756
Aerostar	9,369	8,415	18,975	16,310
Intersegment eliminations (a)	(211)	(141)	(327)	(232)
Consolidated net sales	$86,610	$67,598	$180,145	$135,958

Operating income (loss)(b)
Applied Technology	$6,637	$5,172	$20,090	$13,865
Engineered Films	9,551	6,659	18,271	10,537
Aerostar	1,388	(251)	2,806	(429)
Intersegment eliminations	11	—	9	(5)
Total reportable segment income	17,587	11,580	41,176	23,968
General and administrative expenses(c)	(5,887)	(4,884)	(11,257)	(9,222)
Consolidated operating income	$11,700	$6,696	$29,919	$14,746

(a) Intersegment sales for both fiscal 2018 and 2017 were primarily sales from Engineered Films to Aerostar.
(b) At the segment level, operating income (loss) does not include an allocation of general and administrative expenses.
(c) At the segment level, operating income (loss) does not include an allocation of general and administrative expenses and, as a result, "General and administrative expenses" are reported as a deduction from "Total reportable segment income" to reconcile to "Operating income" reported in the Consolidated Statements of Income and Comprehensive Income.

(16) SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of this Quarterly Report on Form 10-Q and concluded that no subsequent events have occurred that would require recognition or disclosure in the Notes to the Consolidated Financial Statements other than the following.

#17

(dollars in thousands, except per-share amounts)

On August 22, 2017 the Company entered into an asset purchase agreement (the “Agreement”) with Colorado Lining International, Inc., a Colorado corporation, headquartered in Parker, CO (“CLI”). The cash transaction is expected to close in September 2017 with Raven paying approximately $14,000 and the potential for up to $2,000 in additional earn-out payments over the next three years. The acquisition will align under the Company’s Engineered Films segment. Under the terms of the Agreement, Raven will acquire substantially all of the assets of CLI. By adding new design-build and installation service components to Engineered Films' geomembrane product offering, this acquisition will advance Engineered Films’ business model into a vertically-integrated, full-service solutions provider in the geomembrane market.

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

The following discussion highlights the consolidated operating results for the three- and six-month periods ended July 31, 2017 and 2016. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#18

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2017	July 31, 2016	% Change	July 31, 2017	July 31, 2016	% Change
Net sales	$86,610	$67,598	28.1%	$180,145	$135,958	32.5%
Gross profit	26,513	18,915	40.2%	58,469	39,032	49.8%
Gross margin (a)	30.6%	28.0%		32.5%	28.7%
Operating income (loss)	$11,700	$6,696	74.7%	$29,919	$14,746	102.9%
Operating margin (a)	13.5%	9.9%		16.6%	10.8%
Net income (loss) attributable to Raven Industries, Inc.	$8,235	$4,495	83.2%	$20,583	$10,012	105.6%
Diluted earnings per share	$0.23	$0.12		$0.56	$0.28

Operating cash flow	$12,159	$14,454	(15.9)%	$19,861	$25,558	(22.3)%
Capital expenditures	$(2,433)	$(1,377)	76.7%	$(5,223)	$(2,168)	140.9%
Cash dividends	$(4,693)	$(4,727)	(0.7)%	$(9,384)	$(9,428)	(0.5)%
Common share repurchases	$—	$(2,000)	(100.0)%	$—	$(7,702)	(100.0)%

(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2018 second quarter, net sales were $86.6 million, up $19.0 million, or 28.1%, from $67.6 million in last year’s second quarter. The Company's operating income for the second quarter of fiscal 2018 was $11.7 million, up $5.0 million, or 74.7%, compared to the second quarter of fiscal 2017. The increase in operating income was principally due to improved operating leverage on higher sales volume. Net income for the second quarter of fiscal 2018 was $8.2 million, or $0.23 per diluted share, compared to net income of $4.5 million, or $0.12 per diluted share, in last year's second quarter.
For the six-month period, net sales were $180.1 million compared to $136.0 million, up 32.5% from one year earlier. The Company's operating income was $29.9 million, up 102.9% from the prior year period. The increase in operating income was principally due to improved operating leverage on higher sales volume. Net income for the first six months of fiscal 2018 was $20.6 million, or $0.56 per diluted share, compared to net income of $10.0 million, or $0.28 per diluted share, for the first six months of fiscal 2017. The year-to-date increase in earnings per share was driven by improved performance in all three of the Company's reporting segments, with each making significant contributions to the growth.

Net sales for Applied Technology in the second quarter of fiscal 2018 were $28.4 million, up 25.4% compared to fiscal 2017 second quarter net sales of $22.7 million. Sales in the original equipment manufacturer (OEM) channel and the aftermarket channel were up 44.9% and 8.9%, respectively, for the fiscal 2018 second quarter. Geographically, domestic sales were up 25.1% year-over-year while international sales increased 26.3% year-over-year. Operating income was $6.6 million, up 28.3% compared to $5.2 million in the second quarter of fiscal 2017. The increase in operating income was primarily driven by improved operating leverage on higher sales volume.

Applied Technology's net sales for the first six months of fiscal 2018 were $68.9 million, up 27.3% compared to the first six months of fiscal 2017. For the six months ended July 31, 2017, sales in the OEM channel were up 56.9% while sales in the aftermarket channel were up 8.0%. Geographically, domestic sales were up 38.6% year-over-year and international sales were up 3.5% year-over-year. Operating income for the six-month year-to-date period was $20.1 million, up 44.9% compared to the six-month year-to-date period of fiscal 2017. The increase in operating income was primarily driven by improved operating leverage on higher sales volume.

Engineered Films’ fiscal 2018 second quarter net sales were $49.0 million, an increase of $12.3 million, or 33.8%, compared to fiscal 2017 second quarter net sales of $36.7 million. Volume, measured in pounds sold, increased 35.0% while average selling price decreased 1.0%. The increase in net sales was driven by higher sales into the geomembrane, industrial, and agricultural markets. Operating income for the second quarter of fiscal 2018 increased 43.4% to $9.6 million as compared to $6.7 million for the prior year second quarter. This increase in operating income was driven primarily by higher sales volume, improved capacity utilization, and continued spending discipline.

For the six-month period of fiscal 2018, Engineered Films' net sales were $92.6 million, an increase of $26.8 million, or 40.8%, compared to the six-month period of fiscal 2017. The increase in sales was principally driven by higher sales into the geomembrane and industrial markets, up 142.3% and 59.7%, respectively. Operating income for the first six months of fiscal 2018 increased

#19

73.4% to $18.3 million as compared to $10.5 million in the prior year comparative period. The year-over-year increase in operating income was driven principally by higher sales volume, improved capacity utilization, and continued spending discipline.

Net sales for Aerostar in the second quarter of fiscal 2018 were $9.4 million, an increase of $1.0 million, or 11.3%, compared to fiscal 2017 second quarter net sales of $8.4 million. The increase in net sales was primarily driven by growth in the stratospheric balloon platform, and higher radar product and service revenues. Operating income in the second quarter of fiscal 2018 was $1.4 million compared to an operating loss of ($0.3) million in the second quarter of last year. Reductions in operating expenses while maintaining a focused approach to strategic research and development spending contributed to the improved financial performance.

Aerostar net sales for the first six months of fiscal 2018 were $19.0 million, an increase of $2.7 million, or 16.3%, compared to the first six months of fiscal 2017. Operating income for the six-month year-to-date period of fiscal 2018 was $2.8 million compared to operating loss of ($0.4) million in the prior year comparative period. The increase in operating income was primarily driven by higher sales and reductions to operating expenses while maintaining a more focused approach to research and development spending.

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

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2017	July 31, 2016	$ Change	% Change	July 31, 2017	July 31, 2016	$ Change	% Change
Net sales	$28,424	$22,668	$5,756	25.4%	$68,914	$54,124	$14,790	27.3%
Gross profit	12,242	9,128	3,114	34.1%	30,764	22,275	8,489	38.1%
Gross margin	43.1%	40.3%			44.6%	41.2%
Operating expenses	$5,605	$3,956	$1,649	41.7%	$10,674	$8,410	$2,264	26.9%
Operating expenses as % of sales	19.7%	17.5%			15.5%	15.5%
Long-lived asset impairment loss	$—	$—			$259	$—
Operating income (loss)(1)	$6,637	$5,172	$1,465	28.3%	$20,090	$13,865	$6,225	44.9%
Operating margin	23.3%	22.8%			29.2%	25.6%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. While conditions in the agriculture end-market remain subdued, but stable, compared to the prior year, Applied Technology's marketplace strategy has capitalized on new product introductions through the first half of fiscal 2018. While the aftermarket sales channel demand remains challenging, growth in the OEM sales channel has been strong. The Company does not model comparative market share position for its divisions but believes that Applied Technology's sales growth in the three- and six month periods was primarily the result of market share gains rather than overall growth of the market. Successful new product introductions and expanded relationships with OEM partners are driving improved sales and market share gains versus the prior year.

•
Sales volume. Second quarter fiscal 2018 net sales increased 25.4% to $28.4 million compared to $22.7 million in the second quarter of the prior year. Sales in the OEM and aftermarket channels were up 44.9% and 8.9%, respectively. Year-to-date sales increased 27.3% to $68.9 million compared to $54.1 million in the prior year. For the six-month period ended July 31, 2017, sales in the OEM channel were up 56.9% and sales in the aftermarket channel were up 8.0% compared to the six-month period ended July 31, 2016. The increases in net sales in the three- and six-month periods were primarily driven by volume as pricing had minimal impact.

•
International sales. For the three-month period, international sales totaled $7.7 million, up 26.3% from $6.1 million in the prior year comparative period. Higher sales volume in Latin America, Australia, and Europe were the primary drivers of this increase. International sales represented 27.0% of segment revenue compared to 26.8% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $17.9 million, an increase of $0.6 million from a year ago. Year-to-date international sales represented 26.0% of segment sales compared to 32.0% in the prior year comparative period. Higher sales in Europe, and Latin America were the main drivers of the increase in the six-month

#20

period. The sales increases in Europe reflect commercial synergies realized by the acquisition of SBG in fiscal 2015 as Applied Technology products are increasingly sold into this market.

•
Gross margin. Gross margin increased to 43.1% for the three months ended July 31, 2017 from 40.3% in the prior year comparative period. Fiscal 2018 first-half gross margin increased to 44.6% from 41.2% in the fiscal 2017 comparative period. Both periods benefited from higher sales volume and improved operating leverage.

•
Operating expenses. Fiscal 2018 second quarter operating expense as a percentage of net sales was 19.7%, up from 17.5% in the prior year second quarter. This increase is due in part to higher investment in research and development activities to sustain long-term growth through new product introductions. Year-to-date operating expense as a percentage of net sales was 15.5%, consistent with the prior year comparative period.

•
Long-lived asset impairment loss. As described in Note 7 Goodwill, Long-lived Assets, and Other Intangibles of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the first quarter of fiscal 2018 the Company determined that the intangible asset related to the investment in AgEagle was fully impaired due to the decrease in expected future cash flows. No impairments were recognized in the three-month period ended July 31, 2017 or the three- or six-month periods ended July 31, 2016.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication and conversion capabilities.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2017	July 31, 2016	$ Change	% Change	July 31, 2017	July 31, 2016	$ Change	% Change
Net sales	$49,028	$36,656	$12,372	33.8%	$92,583	$65,756	$26,827	40.8%
Gross profit	11,526	8,239	3,287	39.9%	22,273	13,623	8,650	63.5%
Gross margin	23.5%	22.5%			24.1%	20.7%
Operating expenses	$1,975	$1,580	$395	25.0%	$4,002	$3,086	$916	29.7%
Operating expenses as % of sales	4.0%	4.3%			4.3%	4.7%
Operating income (loss)(1)	$9,551	$6,659	$2,892	43.4%	$18,271	$10,537	$7,734	73.4%
Operating margin	19.5%	18.2%			19.7%	16.0%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. End-market conditions in the geomembrane market, which constituted approximately 31 percent of the division's sales in the second quarter of fiscal 2018, have continued to improve from the market-bottom conditions reached last year. At the end of the second quarter of fiscal 2018, U.S. land-based rig counts have increased approximately 110% versus the second quarter of fiscal 2017. For the three- and six-month periods ended July 31, 2017, sales into the geomembrane market were up approximately 100% and 140% year-over-year, respectively. In April 2017, the Company expanded its fabrication capabilities of geomembrane liner materials in south Texas by purchasing a new facility in Pleasanton, Texas and increased fabrication at the Company's location in Midland, Texas by adding production team members to service the increased demand in the geomembrane market. The Company does not model comparative market share position for its divisions, but based on the growth in the first half of fiscal 2018, the Company believes Engineered Films achieved sales growth due to improved end-market demand conditions and increased market share.

•
Sales volume and selling prices. Second quarter net sales were up $12.3 million, or 33.8%, to $49.0 million compared to prior year second quarter net sales of $36.7 million.  First half fiscal 2018 net sales were up $26.8 million, or 40.8%, to $92.6 million compared to $65.8 million in the first half of fiscal 2017. With the exception of sales to the construction market for the three-month period, net sales were up year-over-year in all of the markets served for the three- and six- month periods. The improvement was driven primarily by higher geomembrane market sales which increased $7.7 million and $17.0 million in the three- and six-month periods, respectively. Sales into the industrial market were up approximately 60% in the second quarter and first half of fiscal 2018.

•
Gross margin. For the three- and six-month periods, gross margin was 23.5% and 24.1%, respectively. The gross margin for the three- and six-month periods ended July 31, 2016 was 22.5% and 20.7%, respectively. The improvement in gross margin was primarily due to higher sales volume and the resulting improvement in capacity utilization, but also benefited from continued spending discipline.

•
Operating expenses. Second quarter operating expenses were up $0.4 million or 25.0% compared to the prior year second quarter. As a percentage of net sales, operating expense was 4.0% in the current year three-month period as compared to 4.3% in the prior year comparative period. Year-to-date operating expenses were 4.3% as a percentage of net sales as

#21

compared to 4.7% in the prior year comparative period. The increase in sales volume in the three- and six-month periods more than offset the additional costs to support sales growth and drove operating expenses as percentage of sales down 0.3 and 0.4 percentage points year-over-year, respectively.

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

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2017	July 31, 2016	$ Change	% Change	July 31, 2017	July 31, 2016	$ Change	% Change
Net sales	$9,369	$8,415	$954	11.3%	$18,975	$16,310	$2,665	16.3%
Gross profit	2,734	1,548	1,186	76.6%	5,423	3,139	2,284	72.8%
Gross margin	29.2%	18.4%			28.6%	19.2%
Operating expenses	$1,346	$1,799	$(453)	(25.2)%	$2,617	$3,568	$(951)	(26.7)%
Operating expenses as % of sales	14.4%	21.4%			13.8%	21.9%
Operating income (loss)(1)	$1,388	$(251)	$1,639	(653.0)%	$2,806	$(429)	$3,235	(754.1)%
Operating margin	14.8%	(3.0)%			14.8%	(2.6)%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Some of Aerostar's markets are subject to significant variability due to government spending and the timing of awards. Such conditions result in delays and uncertainties in certain opportunities important to the division's growth strategy. Despite these uncertainties, Aerostar is pioneering new markets with leading-edge applications of its stratospheric balloon platform. While it is particularly challenging to measure market share information for the Aerostar division and the Company does not model comparative market share position for any of its divisions, the Company believes that Aerostar's sales growth in the three- and six-month periods was primarily the result of market share gains rather than overall growth of the market.

•
Sales volume. Net sales increased 11.3% from $8.4 million for the three months ended July 31, 2016 to $9.4 million for the three months ended July 31, 2017. Year-to-date sales were $19.0 million, up $2.7 million year-over-year, or 16.3%. The increase in both periods was driven principally by growth in the stratospheric balloon platform, and higher radar product and service revenues.

•
Gross margin. For the three-month period, gross margin increased from 18.4% to 29.2%. Gross margin increased from 19.2% to 28.6% in the six-month period. The increase in gross margin for both periods was primarily driven by higher sales volume and the implementation of cost reductions as compared to the previous year.

•
Operating expenses. Second quarter fiscal 2018 operating expense was $1.3 million, or 14.4% of net sales, a decrease from 21.4% of net sales in the second quarter of fiscal 2017. Year-to-date operating expense as a percentage of net sales was 13.8%, down from 21.9% in the prior year. This decrease in both periods is primarily driven by adjustments in operating expenses while focusing on strategic research and development spending.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2017	July 31, 2016	July 31, 2017	July 31, 2016
Administrative expenses	$5,887	$4,884	$11,257	$9,222
Administrative expenses as a % of sales	6.8%	7.2%	6.2%	6.8%
Other income (expense), net	$(63)	$(209)	$(293)	$(306)
Effective tax rate	29.2%	30.7%	30.5%	30.7%

#22

Administrative spending for the three- and six-month periods of fiscal 2018 was up $1.0 million and $2.1 million, respectively, compared to fiscal 2017. The increase for three- and six-month periods is primarily due to higher employee compensation, director compensation, and due diligence related expenses as the Company continues to pursue strategic acquisitions.

Other (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses.

The Company’s effective tax rate for the three-month period ended July 31, 2017 was 29.2% compared to 30.7% in the prior year. The Company’s effective tax rate for the six-month period ended July 31, 2017 was 30.5% compared to 30.7% in the prior year. The decrease in the effective tax rates for the three- and six-month periods were primarily due to a higher estimate of the research and development tax credit in the current year compared to the prior year.

Other items causing the Company's effective tax rate to differ from the statutory tax rate are more fully described in Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OUTLOOK

For Applied Technology, end-market conditions remain subdued, but stable, versus the prior year. The division's continued focus on new products and expanding OEM relationships is successfully driving additional market share gains and enabling the division to outperform the market and increase profitability. Year-over-year comparisons are getting more challenging and will continue to do so through the remainder of the year.
For Engineered Films, the geomembrane market demand has continued to accelerate from market-bottom conditions in the prior year. Prior capital investments to serve the Industrial and Geomembrane markets are expected to continue to drive growth. Additionally, the recently announced acquisition of Colorado Lining International, Inc. should contribute incrementally to the growth in revenue; however, due to acquisition costs and purchase accounting adjustments, the acquisition is not expected to have a material impact to division profit in fiscal 2018. Improved volume, together with cost controls, are expected to result in improved profitability for the division. Year-over-year comparisons are getting more challenging and will continue to do so through the remainder of the year as the division has anniversaried the beginning of the geomembrane market rebound.
For Aerostar, the division is expecting improved volume in the stratospheric balloon platform, driven by increased demand from Google for Project Loon and stratospheric balloon contracts with new customers. Success in growing sales in the stratospheric balloon platform combined with continued cost discipline, are important to delivering sustained division profitability.
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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	July 31, 2017	January 31, 2017	July 31, 2016
Cash and cash equivalents	$55,197	$50,648	$40,123

#23

	Six Months Ended
(dollars in thousands)	July 31, 2017	July 31, 2016
Cash provided by operating activities	$19,861	$25,558
Cash used in investing activities	(5,589)	(1,640)
Cash used in financing activities	(10,003)	(17,668)
Effect of exchange rate changes on cash and cash equivalents	280	91
Net increase in cash and cash equivalents	$4,549	$6,341

Cash and cash equivalents totaled $55.2 million at July 31, 2017, an increase of $4.6 million from $50.6 million at January 31, 2017. The comparable balance one year earlier was $40.1 million. The increase from fiscal 2017 year-end was primarily driven by increase in net income partially offset by net working capital to support the significant increase in net sales.

No shares were repurchased by the Company under the authorized $50.0 million share buyback plan in the first half of fiscal 2018. The Company repurchased approximately 0.5 million shares at an average price of $15.91 for a total of $7.7 million in the first half of the prior fiscal year.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $19.9 million for the first six months of fiscal 2018 compared with $25.6 million in the first six months of fiscal 2017. The decrease in operating cash flows year-over-year was primarily due to the increase in net working capital demands which were partially offset by the increase in net income.

The Company's cash needs have minimal seasonal trends. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in net working capital. Net working capital and net working capital percentage are ratios used by management as a guide in measuring the efficient use of cash resources to support business activities and growth. The Company's net working capital for the comparative periods was as follows:

(dollars in thousands)	July 31, 2017	July 31, 2016
Accounts receivable, net	$46,398	$38,645
Plus: Inventories	50,844	45,502
Less: Accounts payable	12,597	10,076
Net working capital(a)	$84,645	$74,071

Annualized net sales(b)	$346,440	$270,392
Net working capital percentage(c)	24.4%	27.4%
(a) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as Net working capital divided by Annualized net sales for each of the fiscal periods, respectively.

The net working capital percentage decreased from 27.4% at July 31, 2016 to 24.4% at July 31, 2017. The decrease was driven by an increase in accounts payable balances as well as managing inventory and receivables proactively with the substantial increase in sales versus the prior year. To manage levels of inventory during periods of significant change in sales volume, the Company assembled teams within each operating division to manage efficient inventory levels. Similar emphasis was placed on managing accounts payable and to a lesser extent, accounts receivable.

Inventory increased $5.3 million, or 11.7%, year-over-year from $45.5 million at July 31, 2016 to $50.8 million at July 31, 2017. In comparison, net sales increased $19.0 million, or 28.1%, year-over-year in the second quarter. The increase in inventory was primarily driven by growth in net sales and backlog in the Applied Technology and Engineered Films divisions, offset somewhat by actions to reduce inventory in all three divisions.

Accounts receivable increased $7.8 million, or 20.1%, year-over-year to $46.4 million at July 31, 2017 from $38.6 million at July 31, 2016. In comparison, net sales increased $19.0 million, or 28.1%, year-over-year in the second quarter. The increase in accounts receivable was due primarily to increased sales volume, offset somewhat by improved management of customer terms.

#24

Accounts payable increased $2.5 million, or 25.0%, year-over-year from $10.1 million at July 31, 2016 to $12.6 million at July 31, 2017. In comparison, net sales increased $19.0 million, or 28.1%, year-over-year in the second quarter. This increase in accounts payable was due to improved timing of payments to suppliers, as well as additional purchases of raw materials to support the increase in sales year-over-year.

Investing Activities
Cash used for investing activities for the first six months of fiscal 2018 were up $3.9 million compared with the first six months of fiscal 2017. The primary driver of increase in current year cash outflows was higher capital expenditures. Fiscal 2018 capital expenditures included $1.7 million for the Pleasanton, Texas facility purchased by Engineered Films in the first quarter. In addition the comparative period in fiscal year 2017 included $1.1 million cash inflows from the sale of assets while there were no significant cash inflows from the sale of assets in the current year.

Management anticipates fiscal 2018 capital spending to be between $10 to $12 million. The Company continues to maintain a disciplined approach to capital spending. Maintaining Engineered Films' capacity and Applied Technology's capital spending to advance product development are expected to continue. In addition, management will evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Fiscal 2017 cash outflows related to investments was $0.5 million compared to $0.3 million in the first six months of fiscal 2018.

Financing Activities
Cash used for financing activities for the first six months of fiscal 2018 were down $7.7 million compared with the first six months of fiscal 2017. The primary driver for the decrease year-over-year was that no shares were repurchased by the Company in the first half of fiscal 2018. The Company repurchased approximately 0.5 million shares at an average price of $15.91 for a total of $7.7 million in the first half of fiscal 2017.

Dividends per share were flat at 26.0 cents per share. Total cash outflows for dividends was $9.4 million in the six-month periods ended July 31, 2017 and 2016, respectively.

During the six months ended July 31, 2017 and July 31, 2016, the Company made payments of $0.3 million and $0.3 million, respectively, on acquisition-related contingent liabilities.

No borrowing or repayment occurred on the Credit Agreement during the first six months of fiscal 2018 or fiscal 2017.

Financing cash outflows in the first six months of fiscal 2018 and 2017 included employee taxes paid in relation to net settlement of restricted stock units that vested during the first quarter.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2017 was $124.5 million.

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

Letters of credit (LOCs) totaling $0.5 million issued under the Credit Agreement and a previous line of credit with Wells Fargo were outstanding at July 31, 2017 and July 31, 2016. These LOCs primarily support self-insured workers' compensation bonding.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2017.

#25

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
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles, equity method investments, and property plant and equipment, using fair value measurement techniques if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is recognized when the carrying amount of an asset is above the estimated undiscounted cash flows used in determining the fair value of the asset.

During the first quarter of fiscal 2018, the Company determined that the investment in AgEagle, further described in Note 6 Acquisitions of and Investments in Businesses and Technologies of the Notes to the unaudited Consolidated Financial Statements included in Item 1 of this form 10-Q, was impaired due to lower than expected cash flows and continued operating losses. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the six-month period ended July 31, 2017. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the six-month period ended July 31, 2017. There were no long-lived asset impairments or accelerated equity method investment losses reported in the three-month period ended July 31, 2017 or the three- and six-month periods ended July 31, 2016.

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

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development functions, re-deployment of employees across the division, and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such as of July 31, 2017 and 2016, the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company determined there was not a change in the long-lived asset groups as a result of the reporting unit changes.

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques using the best available information, primarily discounted cash flow projections. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). Based on the Company's review, management concluded there were no triggering events for the Company's reporting units during the three- and six-month periods ended July 31, 2017 and 2016, respectively, and no impairments to goodwill were recorded.

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

#26

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no long-term debt outstanding as of July 31, 2017. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $4.3 million and $2.5 million at July 31, 2017 and July 31, 2016, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of July 31, 2017 due to the material weaknesses in internal control over financial reporting which existed at that date, as described below.

#27

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

The Company has identified the following control deficiencies which existed since October 31, 2016 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures:

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

With the oversight of the Company’s Audit Committee, management is taking steps intended to address the underlying causes of the material weaknesses identified above, primarily through the following remediation activities achieved during the first and second quarters of fiscal 2018:

•	Controls relating to the response to the risks of material misstatement

◦
During the second quarter of fiscal 2018, we have redesigned and enhanced our controls and procedures around timely and appropriately identification, assessment, and response to risks of material misstatement. This included formalizing and redefining the risk categorization and risk rating methodology to appropriately assess and monitor identified risks on a quarterly basis.

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

#28

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

◦
During the second quarter of fiscal 2018, we have redesigned and enhanced our controls over the completeness and accuracy of underlying information to calculate and monitor the historical cycle count accuracy results. We have also formalized procedures to establish specific accountability for investigation and analysis of identified variances.

•	Controls over the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting

◦
During the second quarter of fiscal 2018, we have redesigned and enhanced our controls for the identification and assessment of the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting.

◦
During the second quarter of fiscal 2018, we have developed governance policy and procedures that will be used consistently by the organization to appropriately identify, assess, and manage risks related to the data integrity of spreadsheets and system-generated reports in internal control over financial reporting.

Although we have implemented several remediation actions, we are still in the process of implementing certain actions and validating the impact of such actions. Additionally, for newly implemented control activities a certain number of instances needs to be completed in order to validate operating effectiveness. The number of instances needed is determined based on the frequency that the control operates. These remediation actions are subject to ongoing review by management, as well as oversight by the Audit Committee of our Board of Directors. We plan to complete this remediation process as diligently as possible, and we estimate that several of the material weaknesses will be remediated in the third and fourth quarters of fiscal 2018. However, uncertainties exist as to when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may decide to enhance other existing controls and/or implement additional controls as part of the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient and functioning as designed to accomplish their intended purpose; accordingly, these material weaknesses may continue for a period of time. While the Audit Committee of our Board of Directors and Executive management are closely monitoring this implementation, until the remediation efforts discussed herein, including any additional remediation efforts that management identifies as necessary, are complete, tested, and determined to be effective, we will not conclude that the material weaknesses have been remediated. In addition, we may need to incur incremental costs associated with this remediation, primarily due to the engagement of external accounting and tax experts to validate and support remediation activities and the implementation and validation of improved accounting and financial reporting procedures.

#29

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
Changes in Internal Control over Financial Reporting
As described above under "Management's Remediation Initiatives," there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and six-month period ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time.  Among these matters is a patent infringement lawsuit filed in federal district court in Kansas, in which Capstan Ag Systems, Inc. has made certain infringement claims against the Company and one of its customers, CNH Industrial America LLC, related to the Applied Technology Division’s HawkeyeTM nozzle control system. Management does not believe the ultimate outcomes of its legal proceedings are likely to be significant to its results of operations, financial position, or cash flows. Additionally, because of the present status of the lawsuit, management cannot determine the potential impact, if any, of the patent infringement lawsuit described above.

The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2017, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive. Additional risks we currently deem to be immaterial or are unknown to us at this time also could materially effect our business, results of operations, financial condition, and/or liquidity.

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

The Company made no purchases (recorded on trade date basis) of its own equity securities during the three- and six-month period ended July 31, 2017. The remaining dollar value authorized for share repurchases at July 31, 2017 is $12,959,341.

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

#30

Item 6. Exhibits:

Exhibit Number	Description

10.1	Amended and Restated Change in Control Agreement between Raven Industries, Inc. and Lee A. Magnuson dated as of June 12, 2017 and filed herewith as Exhibit 10.1.

10.2	Form of Exhibit A to Amended and Restated Change in Control Agreement between Raven Industries, Inc. and Lee A. Magnuson dated as of June 12, 2017 and filed herewith as Exhibit 10.2.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 24, 2017

#32