Form 10-Q
period 2017-10-31
RAVEN INDUSTRIES INC
filed 2017-11-21
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of November 17, 2017 there were 35,755,646 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	October 31, 2017	January 31, 2017	October 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$36,873	$50,648	$46,313
Accounts receivable, net	59,573	43,143	39,554
Inventories	53,481	42,336	42,813
Other current assets	3,910	2,689	2,747
Total current assets	153,837	138,816	131,427

Property, plant and equipment, net	105,651	106,324	108,948
Goodwill	46,752	40,649	40,703
Amortizable intangible assets, net	11,375	12,048	12,511
Other assets	2,926	3,672	3,746
TOTAL ASSETS	$320,541	$301,509	$297,335

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,383	$8,467	$9,377
Accrued liabilities	21,645	18,055	14,708
Customer advances	908	1,860	1,154
Total current liabilities	35,936	28,382	25,239

Other liabilities	13,456	13,696	12,134

Commitments and contingencies	—	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,088; 67,060; and 67,060, respectively	67,088	67,060	67,060
Paid-in capital	58,484	55,795	55,703
Retained earnings	249,034	230,649	230,957
Accumulated other comprehensive income (loss)	(3,058)	(3,676)	(3,361)
Treasury stock at cost, 31,332; 30,984; and 30,984 shares, respectively	(100,402)	(90,402)	(90,402)
Total Raven Industries, Inc. shareholders' equity	271,146	259,426	259,957
Noncontrolling interest	3	5	5
Total equity	271,149	259,431	259,962
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$320,541	$301,509	$297,335

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Net sales	$101,349	$72,522	$281,494	$208,480
Cost of sales	68,016	52,683	189,692	149,609
Gross profit	33,333	19,839	91,802	58,871

Research and development expenses	4,083	4,151	12,319	12,475
Selling, general, and administrative expenses	11,421	8,212	31,476	24,174
Long-lived asset impairment loss	—	87	259	87
Operating income	17,829	7,389	47,748	22,135

Other income (expense), net	(34)	(273)	(327)	(579)
Income before income taxes	17,795	7,116	47,421	21,556

Income tax expense	5,798	1,375	14,842	5,802
Net income	11,997	5,741	32,579	15,754

Net income (loss) attributable to the noncontrolling interest	(1)	—	(2)	1

Net income attributable to Raven Industries, Inc.	$11,998	$5,741	$32,581	$15,753

Net income per common share:
─ Basic	$0.33	$0.16	$0.90	$0.43
─ Diluted	$0.33	$0.16	$0.89	$0.43

Cash dividends paid per common share	$0.13	$0.13	$0.39	$0.39

Comprehensive income (loss):
Net income	$11,997	$5,741	$32,579	$15,754

Other comprehensive income (loss):
Foreign currency translation	(185)	(201)	637	146
Postretirement benefits, net of income tax benefit (expense) of $4, $2, $11 and $4, respectively	(6)	(2)	(19)	(6)
Other comprehensive income (loss), net of tax	(191)	(203)	618	140

Comprehensive income	11,806	5,538	33,197	15,894

Comprehensive income (loss) attributable to noncontrolling interest	(1)	—	(2)	1

Comprehensive income attributable to Raven Industries, Inc.	$11,807	$5,538	$33,199	$15,893

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2016	$67,006	$53,907	30,500	$(82,700)	$229,443	$(3,501)	$264,155	$74	$264,229
Net income	—	—	—	—	15,753	—	15,753	1	15,754
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	146	146	—	146
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(6)	(6)	—	(6)
Cash dividends ($0.39 per share)	—	161	—	—	(14,239)	—	(14,078)	—	(14,078)
Dividends of less than wholly-owned subsidiary attributable to non-controlling interest	—	—	—	—	—	—	—	(70)	(70)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Director shares issued	19	(19)	—	—	—	—	—	—	—
Shares repurchased	—	—	484	(7,702)	—	—	(7,702)	—	(7,702)
Share-based compensation	—	2,291	—	—	—	—	2,291	—	2,291
Income tax impact related to share-based compensation	—	(346)	—	—	—	—	(346)	—	(346)
Balance October 31, 2016	$67,060	$55,703	30,984	$(90,402)	$230,957	$(3,361)	$259,957	$5	$259,962

Balance January 31, 2017	$67,060	$55,795	30,984	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431
Net income	—	—	—	—	32,581	—	32,581	(2)	32,579
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	637	637	—	637
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $11	—	—	—	—	—	(19)	(19)	—	(19)
Cash dividends ($0.39 per share)	—	164	—	—	(14,196)	—	(14,032)	—	(14,032)
Shares issued on stock options exercised, net of shares withheld for employee taxes	13	(170)	—	—	—	—	(157)	—	(157)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	11	(162)	—	—	—	—	(151)	—	(151)
Director shares issued	4	(4)	—	—	—	—	—	—	—
Shares repurchased	—	—	348	(10,000)	—	—	(10,000)	—	(10,000)
Share-based compensation	—	2,861	—	—	—	—	2,861	—	2,861
Balance October 31, 2017	$67,088	$58,484	31,332	$(100,402)	$249,034	$(3,058)	$271,146	$3	$271,149

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(dollars in thousands)	October 31, 2017	October 31, 2016
OPERATING ACTIVITIES:
Net income	$32,579	$15,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,985	11,526
Change in fair value of acquisition-related contingent consideration	198	(41)
Long-lived asset impairment loss	259	87
Loss from equity investment	247	223
Deferred income taxes	(1,035)	(290)
Share-based compensation expense	2,861	2,291
Other operating activities, net	868	8
Change in operating assets and liabilities:
Accounts receivable	(8,160)	(1,620)
Inventories	(9,213)	3,048
Other assets	(897)	(135)
Operating liabilities	2,142	7,834
Net cash provided by operating activities	30,834	38,685

INVESTING ACTIVITIES:
Capital expenditures	(7,003)	(3,901)
Payments related to business acquisitions	(12,700)	—
Proceeds from sale or maturity of investments	250	250
Purchases of investments	(255)	(750)
(Disbursements) proceeds from settlement of liabilities, sale of assets	(333)	1,145
Other investing activities	(36)	(498)
Net cash used in investing activities	(20,077)	(3,754)

FINANCING ACTIVITIES:
Dividends paid	(14,032)	(14,148)
Payments for common shares repurchased	(10,000)	(7,702)
Payments of acquisition-related contingent liability	(364)	(318)
Restricted stock units vested and issued	(151)	(256)
Employee stock option exercises	(157)	—
Net cash used in financing activities	(24,704)	(22,424)

Effect of exchange rate changes on cash	172	24

Net increase (decrease) in cash and cash equivalents	(13,775)	12,531
Cash and cash equivalents at beginning of year	50,648	33,782
Cash and cash equivalents at end of period	$36,873	$46,313

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

Financial results for the interim three- and nine-month periods ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending January 31, 2018. The January 31, 2017 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2018 first quarter, the Company early adopted Accounting Standards Update (ASU) No. 2017-04 (issued by the Financial Accounting Standards Board (FASB) in January 2017), "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (ASU 2017-04) on a prospective basis . This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amount of any impairment may not exceed the carrying amount of goodwill. The amendments should be applied on a prospective basis. As discussed in Note 7 Goodwill, Long-lived Assets, and Other Intangibles, management performed an assessment in the fiscal 2018 first, second and third quarters and determined no triggering events had occurred for any of its three reporting units; therefore, the early adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the three- or nine-month periods ended October 31, 2017.

In the fiscal 2018 first quarter when it became effective, the Company adopted FASB ASU 2016-09 (issued in March 2016), "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as discrete income tax expense or benefit in the income statement in the reporting period in which they occur. This guidance also requires that all tax-related cash flows resulting from share-based awards be disclosed as operating cash flows in the statement of cash flows and that cash paid to taxing authorities on the behalf of employees for withheld shares be classified as a financing activity in the statement of cash flows. Finally, this ASU allows

#7

(dollars in thousands, except per-share amounts)

companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current GAAP, or account for forfeitures when they occur. The Company accounts for forfeitures as they occur. The Company is prospectively recognizing excess tax benefits or deficits on vesting or settlement of awards, when they occur, as a discrete income tax benefit or expense instead of as additional paid-in capital as required under previous guidance. This change to the Company's accounting policies resulted in recognition of income tax expense of $2 and $571 for the three- and nine-month periods ended October 31, 2017. These tax-related cash flows are now classified within operating activities. The Company classifies tax payments made to taxing authorities on the employee's behalf for withheld shares as a financing activity on the statement of cash flows, as such the adoption of this guidance had no impact. Under the new guidance, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The increase in incremental shares used in the weighted average diluted shares calculation was not material to the Company's diluted earnings per share calculation.

In the fiscal 2018 first quarter when it became effective, the Company adopted the FASB ASU No. 2015-11 (issued in July 2015), "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11) on a prospective basis. The amendments in ASU 2015-11 clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. Previously the Company reported its inventory at the lower of cost or market. Market was defined as replacement cost with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The Company evaluates its inventory in all three reporting segments quarterly to determine if cost exceeds net realizable value and records a write-down, if necessary. The adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the three- and nine-month periods ended October 31, 2017.

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

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 606 are the same as ASU 2014-09. The Company is in its final stages of evaluating the impact that the standard will have on revenue recognition. The Company has reviewed contracts for all material revenue streams across the Company's three divisions, held discussions with key stakeholders, and assessed potential impacts on the Company’s consolidated financial statements, results of operations, disclosures, and internal controls over financial reporting. The Company currently recognizes a significant majority of its revenue across all three divisions at a point-in-time with some exceptions that are recognized over time. These exceptions primarily relate to certain revenue streams within the Aerostar Division and installation sales within the Engineered Films Division. Management expects that this will remain materially consistent upon adoption of the new standard, but has identified a few exceptions for which further evaluation is necessary, and for which the timing of revenue recognition could be impacted. Additionally, the Company expects to make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company will adopt this guidance in the first quarter of fiscal 2019 using the modified retrospective approach.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Anti-dilutive options and restricted stock units	338,244	653,513	385,157	922,041

#9

(dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Numerator:
Net income attributable to Raven Industries, Inc.	$11,998	$5,741	$32,581	$15,753

Denominator:
Weighted average common shares outstanding	35,829,880	36,076,259	36,002,024	36,164,468
Weighted average fully vested stock units outstanding	109,558	97,716	105,830	100,595
Denominator for basic calculation	35,939,438	36,173,975	36,107,854	36,265,063

Weighted average common shares outstanding	35,829,880	36,076,259	36,002,024	36,164,468
Weighted average fully vested stock units outstanding	109,558	97,716	105,830	100,595
Dilutive impact of stock options and restricted stock units	380,997	122,270	369,339	70,102
Denominator for diluted calculation	36,320,435	36,296,245	36,477,193	36,335,165

Net income per share ─ basic	$0.33	$0.16	$0.90	$0.43
Net income per share ─ diluted	$0.33	$0.16	$0.89	$0.43

#10

(dollars in thousands, except per-share amounts)

(4) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2017	January 31, 2017	October 31, 2016
Accounts receivable, net:
Trade accounts	$60,621	$43,834	$40,257
Allowance for doubtful accounts	(1,048)	(691)	(703)
	$59,573	$43,143	$39,554
Inventories:
Finished goods	$7,063	$5,438	$5,686
In process	1,035	2,288	2,325
Materials	45,383	34,610	34,802
	$53,481	$42,336	$42,813
Other current assets:
Insurance policy benefit	$593	$802	$776
Income tax receivable	269	604	228
Receivable from sale of business	17	28	71
Prepaid expenses and other	3,031	1,255	1,672
	$3,910	$2,689	$2,747
Property, plant and equipment, net:
Land	$3,234	$3,054	$3,054
Buildings and improvements	80,009	77,817	78,674
Machinery and equipment	147,723	142,471	142,946
Accumulated depreciation	(125,315)	(117,018)	(115,726)
	$105,651	$106,324	$108,948
Other assets:
Equity method investments	$1,884	$2,371	$2,346
Deferred income taxes	18	18	65
Other	1,024	1,283	1,335
	$2,926	$3,672	$3,746
Accrued liabilities:
Salaries and related	$6,464	$6,286	$3,931
Benefits	4,128	3,960	3,720
Insurance obligations	3,106	2,400	2,022
Warranties	1,217	1,547	1,852
Income taxes	1,668	498	332
Other taxes	1,446	1,540	1,230
Acquisition-related contingent consideration	815	445	396
Other	2,801	1,379	1,225
	$21,645	$18,055	$14,708
Other liabilities:
Postretirement benefits	$8,110	$8,054	$7,714
Acquisition-related contingent consideration	2,016	1,397	1,385
Deferred income taxes	393	1,421	257
Uncertain tax positions	2,584	2,610	2,778
Other	353	214	—
	$13,456	$13,696	$12,134

(5) ASSETS HELD FOR SALE

The Company continually analyzes its product and service offerings to ensure we serve market segments with attractive near- and long-term growth prospects that are consistent with our core capabilities. Through this continued evaluation the Company's Aerostar segment finalized a plan ("the Plan") to actively market the sale of its client private and radar product lines, which it has determined constitutes a business. During the second quarter of fiscal 2018 the Company determined that it was probable that these product lines would be sold within one year. The Company has identified specific assets and liabilities likely to be sold, including an allocation of goodwill based on the relative fair value of the business to be sold. Currently, the Company estimates

#11

(dollars in thousands, except per-share amounts)

the fair value of the net assets held for sale is in excess of their net book value. As such there is no impact to the Consolidated Statement of Income for the three- or nine-month periods ended October 31, 2017.
Under the Plan, Aerostar will remain focused on serving the aerospace/defense market with its stratospheric balloon product and service offerings.
Amounts classified as held for sale are as follows:

October 31, 2017
Assets held for sale
Inventories	$3,000
Other current assets	79
Total current assets held for sale	3,079
Property, plant and equipment, net	227
Goodwill	102
Amortizable intangible assets, net	358
Other assets	17
Total assets held for sale	$3,783

Liabilities held for sale
Current liabilities	$392
Other long-term liabilities	127
Total liabilities held for sale	$519

(6) ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Colorado Lining International, Inc.
On September 1, 2017, the Company completed the acquisition of substantially all of the assets ("the acquisition") of Colorado Lining International, Inc., a Colorado corporation, headquartered in Parker, CO (“CLI”). The acquisition will immediately align under the Company’s Engineered Films Division. The acquisition enhances the Company’s geomembrane market position through extended service and product offerings with the addition of new design-build and installation service components, and will advance Engineered Films’ business model into a vertically-integrated, full-service solutions provider for the geomembrane market. The acquisition constitutes a business and as such was accounted for as a business combination.

The purchase price was approximately $15,088. This includes potential earn-out payments with an estimated fair value of $1,256 which are contingent upon achieving certain revenues and operational synergies. The acquisition includes a working capital adjustment to be settled within ninety days after acquisition.

In the initial acquisition accounting, the fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $5,941, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $610, including definite-lived intangibles, such as customer relationships and order backlog. The estimated fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true up of acquired net working capital in accordance with the asset purchase agreement. If there are adjustments made for these items, the fair value of intangible assets and goodwill could be impacted. Thus, the provisional measurements of fair value are subject to change.

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

#12

(dollars in thousands, except per-share amounts)

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

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to the recent acquisition of CLI, as well as the prior acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista Research, Inc. (Vista) in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Beginning balance	$1,567	$1,901	$1,741	$2,059
Fair value of contingent consideration acquired	1,256	—	1,256	—
Change in fair value of the liability	52	(165)	198	(41)
Contingent consideration earn-out paid	(44)	(36)	(364)	(318)
Ending balance	$2,831	$1,700	$2,831	$1,700

Classification of liability in the Consolidated balance sheet
Accrued Liabilities			$815	$315
Other Liabilities, long-term			2,016	1,385
Balance at October 31, 2017			$2,831	$1,700

In the recent CLI acquisition, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenues and operational synergies. To date, the Company has made no payments on this potential earn-out liability.

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. To date, the Company has paid a total of $847 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. To date, the Company has paid a total of $1,572 of this potential earn-out liability.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill

Fiscal 2018
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in the fiscal 2018 third quarter and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three- and nine-month periods ended October 31, 2017.

#13

(dollars in thousands, except per-share amounts)

Fiscal 2017
In the fiscal 2017 third quarter the Company determined that a triggering event occurred for its Aerostar reporting unit, which had $789 of goodwill as of October 31, 2016. The triggering event was caused by lowering the financial expectations for net sales and operating income of the reporting unit and certain asset groups due to delays and uncertainties regarding the reporting unit’s pursuit of certain opportunities, including aerostat orders, certain classified stratospheric balloon pursuits, and radar pursuits. Aerostar was still actively pursuing these opportunities and some were in active negotiations, but the timing of certain aerostat and classified stratospheric balloon opportunities are being delayed more than previously expected and the likelihood of radar sales is lower due to the Company's decision to no longer actively pursue certain radar product opportunities.

A Step 1 impairment analysis was completed using fair value techniques as of October 31, 2016. In determining the estimated fair value of the Aerostar reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates, the October 31, 2016 analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the reporting unit carrying value by approximately $9,000, or approximately 30.0%. There were no goodwill impairment losses reported in the three- and nine-month periods ended October 31, 2016.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2017	$12,342	$27,518	$789	$40,649
Additions due to business combinations	—	5,941	—	5,941
Divestiture of business	—	—	(52)	(52)
Foreign currency translation adjustment	214	—	—	214
Balance at October 31, 2017	$12,556	$33,459	$737	$46,752

Balance at January 31, 2016	$12,365	$27,518	$789	$40,672
Foreign currency translation adjustment	31	—	—	31
Balance at October 31, 2016	$12,396	$27,518	$789	$40,703

Long-lived Assets and Other Intangibles

Fiscal 2018
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

During first quarter of fiscal 2018, the Company determined that the investment in AgEagle, further described in Note 6 Acquisitions of and Investments in Businesses and Technologies, was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended October 31, 2017. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss reported related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended October 31, 2017. There were no long-lived asset impairments or accelerated equity method investment losses reported in the three-month period ended October 31, 2017.

Fiscal 2017
The Company evaluated the triggering events described in the goodwill impairment analysis and determined there were also triggering events with respect to the assets associated with the aerostat and stratospheric programs (Lighter than Air) and Radar asset groups in the Aerostar reporting unit in the third quarter, which resulted in an asset impairment test.

#14

(dollars in thousands, except per-share amounts)

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

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	October 31, 2017			January 31, 2017			October 31, 2016
		Accumulated			Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$7,218	$(6,854)	$364	$7,136	$(6,553)	$583	$7,157	$(6,490)	$667
Customer relationships	13,220	(4,503)	8,717	12,987	(3,680)	9,307	13,000	(3,421)	9,579
Patents and other intangibles	4,708	(2,414)	2,294	4,378	(2,220)	2,158	4,427	(2,162)	2,265
Total	$25,146	$(13,771)	$11,375	$24,501	$(12,453)	$12,048	$24,584	$(12,073)	$12,511

Inventory write-downs
During the fiscal 2017 third quarter, the Company wrote-down radar inventory, purchased primarily during fiscal 2016, due to the Company's decision in the fiscal 2017 third quarter to no longer actively pursue certain radar opportunities. The decision to write-down this inventory is consistent with the triggering event identified during the fiscal 2017 third quarter relating to the Aerostar reporting unit and the radar product and radar services (Radar) asset group. This radar specific inventory write-down increased "Cost of sales" by $2,278 for the three- and nine-month periods ended October 31, 2016. There were no material inventory write-downs in the three- and nine-month periods ended October 31, 2017.

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Service cost	$21	$20	$64	$60
Interest cost	83	83	247	249
Amortization of actuarial losses	30	36	90	110
Amortization of unrecognized gains in prior service cost	(40)	(40)	(120)	(120)
Net periodic benefit cost	$94	$99	$281	$299

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

#15

(dollars in thousands, except per-share amounts)

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Beginning balance	$2,265	$2,076	$1,547	$1,835
Change in provision	(274)	202	1,504	1,288
Settlements made	(774)	(426)	(1,834)	(1,271)
Ending balance	$1,217	$1,852	$1,217	$1,852

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

Unamortized debt issuance costs associated with this Credit Agreement were $270, $352 and $379 at October 31, 2017, January 31, 2017, and October 31, 2016, respectively and are included in "Other assets" in the Consolidated Balance Sheets. Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company requested and received the necessary covenant waivers relating to its late filing of financial information in fiscal 2017. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Letters of credit (LOCs) totaling $1,103 were outstanding at October 31, 2017. Letters of Credit totaling $514 were outstanding at January 31, 2017, and October 31, 2016. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2017 was $123,947.

(11) COMMITMENTS AND CONTINGENCIES

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time.  Among these matters is a patent infringement lawsuit filed in federal district court in Kansas, in which Capstan Ag Systems, Inc. has made certain infringement claims against the Company and one of its customers, CNH Industrial America LLC, related to the Applied Technology Division’s Hawkeye® Nozzle Control System. Management does not believe the ultimate outcomes of its legal proceedings are likely to be significant to its results of operations, financial position, or cash flows. Additionally, because of the present status of the lawsuit, management cannot determine the potential impact, if any, of the patent infringement lawsuit described above.
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

#16

(dollars in thousands, except per-share amounts)

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, tax benefits on qualified production activities, and tax-exempt insurance premiums. The Company’s effective tax rates for the nine-month periods ended October 31, 2017 and 2016 were 31.3% and 26.9%, respectively. The increase in the effective tax rate is primarily due to higher pre-tax income in the current year and recognition of discrete tax expense related to the Company's adoption of ASU 2016-09 in the fiscal 2018 as further discussed in Note 2 Summary of Significant Accounting Policies. This ASU requires that the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders for the three- and nine-month periods ended October 31, 2017 were $4,648 and $14,032, or 13.0 cents and 39.0 cents per share, respectively. Dividends paid to Raven shareholders for the three- and nine-month periods ended October 31, 2016 were $4,690 and $14,078, or 13.0 cents and 39.0 cents per share, respectively. There were no declared and unpaid shareholder dividends at October 31, 2017 or 2016.

Effective March 21, 2016 the Board of Directors (Board) authorized an extension and increase of the authorized $40,000 stock buyback program in place at that time. An additional $10,000 was authorized for share repurchases once the $40,000 authorization limit is reached.

Pursuant to these authorizations, the Company repurchased 348,286 shares, or $10,000, in the three- and nine-month periods ended October 31, 2017. The Company repurchased 484,252 shares, or $7,702, in the nine-month period ended October 31, 2016. None of these shares were repurchased in the three-month period ended October 31, 2016. There were no share repurchases unpaid at October 31, 2017 or October 31, 2016. The remaining dollar value authorized for share repurchases at October 31, 2017 is $2,959. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

The Company reserves shares for issuance pursuant to the Amended and Restated 2010 Stock Incentive Plan effective March 23, 2012, administered by the Personnel and Compensation Committee of the Board of Directors. Two types of awards, stock options and restricted stock units, were granted during the nine months ended October 31, 2017 and October 31, 2016.

Stock Option Awards
The Company granted 85,800 non-qualified stock options during the nine-month period ended October 31, 2017. The Company granted 274,200 non-qualified stock options during the nine-month period ended October 31, 2016. None of these options were granted in the three-month periods ended October 31, 2017 and October 31, 2016, respectively. Options are granted with exercise prices based upon the closing market price of the Company's common stock on the day prior to the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee terminations within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	Nine Months Ended
	October 31, 2017	October 31, 2016
Risk-free interest rate	1.68%	1.05%
Expected dividend yield	1.78%	3.33%
Expected volatility factor	33.87%	32.61%
Expected option term (in years)	4.25	4.00

Weighted average grant date fair value	$7.35	$3.05

#17

(dollars in thousands, except per-share amounts)

Restricted Stock Unit Awards (RSUs)
The Company granted 4,593 and 60,413 time-vested RSUs to employees in the three- and nine-month periods ended October 31, 2017, respectively. The Company granted 4,577 and 70,947 time-vested RSUs to employees in the three- and nine-month periods ended October 31, 2016, respectively. The grant date fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. The weighted average grant date fair value per share of the time-vested RSUs granted in the periods ended October 31, 2017 and 2016, respectively, was $29.25 and $15.94. Time-vested RSUs will vest if, at the end of the three-year period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period.

The Company also granted performance-based RSUs in the nine-month periods ended October 31, 2017 and 2016, respectively. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the three-year period in comparison to the target award. The target award for the fiscal 2017 and 2016 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity. The performance-based RSUs will vest if, at the end of the three-year performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions, as well as termination without cause provisions for certain executive officers, which may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period. The number of RSUs that will vest is determined by an estimated ROE target over the three-year performance period. The estimated ROE performance factors used to estimate the number of restricted stock units expected to vest are evaluated at least quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of performance-based RSUs granted is based on 100% of the target award. During the nine-month periods ended October 31, 2017 and 2016, the Company granted 22,745 and 72,950 performance-based RSUs, respectively. None of these awards were granted in the three-month periods ended October 31, 2017 and 2016. The weighted average grant date fair value per share of these performance-based RSUs granted in the periods ended October 31, 2017 and 2016, respectively, was $29.20 and $15.61.

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

#18

(dollars in thousands, except per-share amounts)

Business segment net sales and operating income results are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Net sales
Applied Technology	$25,319	$25,203	$94,233	$79,327
Engineered Films	65,108	38,551	157,691	104,307
Aerostar	11,103	9,003	30,078	25,313
Intersegment eliminations (a)	(181)	(235)	(508)	(467)
Consolidated net sales	$101,349	$72,522	$281,494	$208,480

Operating income (loss)(b)
Applied Technology	$5,357	$6,415	$25,447	$20,280
Engineered Films	17,115	7,129	35,386	17,666
Aerostar(c)	1,359	(1,375)	4,165	(1,804)
Intersegment eliminations	(12)	(16)	(3)	(21)
Total reportable segment income	23,819	12,153	64,995	36,121
General and administrative expenses(d)	(5,990)	(4,764)	(17,247)	(13,986)
Consolidated operating income	$17,829	$7,389	$47,748	$22,135

(a) Intersegment sales for both fiscal 2018 and 2017 were primarily sales from Engineered Films to Aerostar.
(b) At the segment level, operating income (loss) does not include an allocation of general and administrative expenses.
(c) The three- and nine-month periods ended October 31, 2016 include inventory write-downs of $2,278 as a result of a strategic decision to narrow certain radar product offerings.
(d) At the segment level, operating income (loss) does not include an allocation of general and administrative expenses and, as a result, "General and administrative expenses" are reported as a deduction from "Total reportable segment income" to reconcile to "Operating income" reported in the Consolidated Statements of Income and Comprehensive Income.

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

#19

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

The following discussion highlights the consolidated operating results for the three- and nine-month periods ended October 31, 2017 and 2016. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2017	October 31, 2016	% Change	October 31, 2017	October 31, 2016	% Change
Net sales	$101,349	$72,522	39.7%	$281,494	$208,480	35.0%
Gross profit	33,333	19,839	68.0%	91,802	58,871	55.9%
Gross margin (a)	32.9%	27.4%		32.6%	28.2%
Operating income	$17,829	$7,389	141.3%	$47,748	$22,135	115.7%
Operating margin (a)	17.6%	10.2%		17.0%	10.6%
Net income attributable to Raven Industries, Inc.	$11,998	$5,741	109.0%	$32,581	$15,753	106.8%
Diluted earnings per share	$0.33	$0.16		$0.89	$0.43

Cash flow from operating activities	$10,973	$13,127	(16.4)%	$30,834	$38,685	(20.3)%
Cash outflow for capital expenditures	$1,780	$1,733	2.7%	$7,003	$3,901	79.5%
Cash dividends	$4,648	$4,720	(1.5)%	$14,032	$14,148	(0.8)%
Common share repurchases	$10,000	$—		$10,000	$7,702	29.8%

(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2018 third quarter, net sales were $101.3 million, up $28.8 million, or 39.7%, from $72.5 million in last year’s third quarter. The Company's operating income for the third quarter of fiscal 2018 was $17.8 million, up $10.4 million, or 141.3%, compared to the third quarter of fiscal 2017. The increase in operating income was principally due to improved operating leverage on higher sales volume. Net income for the third quarter of fiscal 2018 was $12.0 million, or $0.33 per diluted share, compared to net income of $5.7 million, or $0.16 per diluted share, in last year's third quarter.
For the nine-month period, net sales were $281.5 million compared to $208.5 million, up 35.0% from one year earlier. The Company's operating income was $47.7 million, up 115.7% from the prior year period. The increase in operating income was principally due to improved operating leverage on higher sales volume. Net income for the first nine months of fiscal 2018 was $32.6 million, or $0.89 per diluted share, compared to net income of $15.8 million, or $0.43 per diluted share, for the first nine

#20

months of fiscal 2017. The year-to-date increase in earnings per share was driven by improved performance in all three of the Company's reporting segments, with each making significant contributions to the growth.

Net sales for Applied Technology in the third quarter of fiscal 2018 were $25.3 million, up slightly compared to fiscal 2017 third quarter net sales of $25.2 million. Sales in the original equipment manufacturer (OEM) channel were up 10.3% while sales in the aftermarket channel were down 10.1% for the fiscal 2018 third quarter. Geographically, domestic sales were up 3.2% year-over-year while international sales decreased 8.8% year-over-year. Operating income was $5.4 million, down 16.5% compared to $6.4 million in the third quarter of fiscal 2017. The decrease in operating income was primarily driven by higher investment in the sales function and research and development activities, and higher legal expenses. These strategic investments will support the Company's long-term growth through new product introductions and an enhanced sales function.

Applied Technology's net sales for the first nine months of fiscal 2018 were $94.2 million, up 18.8% compared to the first nine months of fiscal 2017. For the nine-month period ended October 31, 2017, sales in the OEM channel were up 39.2% while sales in the aftermarket channel were up 3.1%. Geographically, domestic sales were up 26.3% year-over-year and international sales were up 0.4% year-over-year. Operating income for the nine-month year-to-date period was $25.4 million, up 25.5% compared to the nine-month year-to-date period of fiscal 2017. The increase in operating income was primarily driven by improved operating leverage on higher sales volume.

Engineered Films’ fiscal 2018 third quarter net sales were $65.1 million, an increase of $26.5 million, or 68.9%, compared to fiscal 2017 third quarter net sales of $38.6 million. Volume, measured in pounds sold, increased 52.6% and average selling price increased 4.5%. There was a significant increase in net sales to all markets. Operating income for the third quarter of fiscal 2018 increased 140.1% to $17.1 million as compared to $7.1 million for the prior year third quarter. This increase in operating income was driven primarily by higher sales volume, improved capacity utilization, and continued spending discipline.

For the nine-month period ended October 31, 2017, Engineered Films' net sales were $157.7 million, an increase of $53.4 million, or 51.2%, versus the prior year comparative period. All markets contributed to the division's higher sales versus the prior year. Operating income for the first nine months of fiscal 2018 increased 100.3% to $35.4 million as compared to $17.7 million in the prior year comparative period. The year-over-year increase in operating income was driven principally by higher sales volume, improved capacity utilization, and continued spending discipline.

Net sales for Aerostar in the third quarter of fiscal 2018 were $11.1 million, an increase of $2.1 million, or 23.3%, compared to fiscal 2017 third quarter net sales of $9.0 million. The increase in net sales was primarily driven by growth in the stratospheric balloon platform. Operating income in the third quarter of fiscal 2018 was $1.4 million compared to an operating loss of ($1.4) million in the third quarter of last year. Fiscal 2018 third quarter results include charges of approximately $0.9 million related primarily to a strategic decision to narrow aerostat offerings and thereby further enhance Aerostar’s focus on its stratospheric balloon platform. Fiscal 2017 third quarter results include an inventory write-down adjustment of $2.3 million related to certain radar inventory. The remaining increase in operating income was driven by higher sales and reductions to operating expenses while maintaining a more focused approach to research and development spending.

Aerostar net sales for the first nine months of fiscal 2018 were $30.1 million, an increase of $4.8 million, or 18.8%, compared to the first nine months of fiscal 2017. Operating income for the nine-month year-to-date period of fiscal 2018 was $4.2 million compared to operating loss of ($1.8) million in the prior year comparative period. The first nine months of fiscal 2018 include charges of approximately $0.9 million related primarily to a strategic decision to narrow aerostat offerings and thereby further enhance Aerostar’s focus on its stratospheric balloon platform. The first nine months of fiscal 2017 include an inventory write-down adjustment of $2.3 million related to certain radar inventory. The remaining increase in operating income was driven by higher sales and reductions to operating expenses while maintaining a more focused approach to research and development spending.

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

#21

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2017	October 31, 2016	$ Change	% Change	October 31, 2017	October 31, 2016	$ Change	% Change
Net sales	$25,319	$25,203	$116	0.5%	$94,233	$79,327	$14,906	18.8%
Gross profit	10,790	10,636	154	1.4%	41,554	32,911	8,643	26.3%
Gross margin	42.6%	42.2%			44.1%	41.5%
Operating expenses	$5,433	$4,221	$1,212	28.7%	$15,848	$12,631	$3,217	25.5%
Operating expenses as % of sales	21.5%	16.7%			16.8%	15.9%
Long-lived asset impairment loss	$—	$—			$259	$—
Operating income (loss)(1)	$5,357	$6,415	$(1,058)	(16.5)%	$25,447	$20,280	$5,167	25.5%
Operating margin	21.2%	25.5%			27.0%	25.6%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Aftermarket sales channel demand remains subdued, and growth in the OEM sales channel has become more challenging in the third quarter of fiscal 2018. Although agriculture end market conditions deteriorated in the third quarter of fiscal 2018, the Company believes that overall the division is holding market share across product lines. Despite these challenging conditions, Applied Technology's marketplace strategy has capitalized on new product introductions through the first nine months of fiscal 2018. Successful new product introductions and expanded relationships with OEM partners are driving improved sales and market share gains versus the prior year.

•
Sales volume. Third quarter fiscal 2018 net sales were up slightly compared to $25.2 million in the third quarter of the prior year. Sales in the original equipment manufacturer (OEM) channel were up 10.3% while sales in the aftermarket channel were down 10.1% for the fiscal 2018 third quarter. Year-to-date sales increased 18.8% to $94.2 million compared to $79.3 million in the prior year. For the nine months ended October 31, 2017, sales in the OEM channel were up 39.2% while sales in the aftermarket channel were up 3.1% versus the prior year comparative period. The increases in net sales in the three- and nine-month periods were primarily driven by volume as pricing had minimal impact.

•
International sales. For the three-month period, international sales totaled $5.2 million, down 8.8% from $5.7 million in the prior year comparative period. Lower sales volume in Canada, and Europe were the primary drivers of this decrease. International sales represented 20.7% of segment revenue compared to 22.8% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $23.2 million, an increase of $0.1 million from a year ago. Year-to-date international sales represented 24.6% of segment sales compared to 29.1% in the prior year comparative period. Higher sales in Latin America, Europe, and Australia were mostly offset by a decrease in Canada. The sales increases in Europe reflect commercial synergies realized by the acquisition of SBG in fiscal 2015 as Applied Technology products are increasingly sold into this market.

•
Gross margin. Gross margin increased to 42.6% for the three months ended October 31, 2017 from 42.2% in the prior year comparative period. For the nine-month period ended October 31, 2017 gross margin increased to 44.1% from 41.5% in the fiscal 2017 comparative period. The nine-month period benefited more from higher sales volume and improved operating leverage.

•
Operating expenses. Fiscal 2018 third quarter operating expense as a percentage of net sales was 21.5%, up from 16.7% in the prior year third quarter. This increase is primarily driven by higher investment in the sales function and research and development activities, and higher legal expenses. These strategic investments will support the Company's long-term growth through new product introductions and an enhanced sales function. Year-to-date operating expense as a percentage of net sales was 16.8%, up from 15.9% in the prior year comparative period. The increase in the nine-month period is driven by investment in research and development and selling and marketing expenses related to new product introductions and to enhance our customer experience.

•
Long-lived asset impairment loss. As described in Note 7 Goodwill, Long-lived Assets, and Other Intangibles of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the first quarter of fiscal 2018 the Company determined that the intangible asset related to the investment in AgEagle was fully impaired due to the decrease in expected future cash flows. No impairments were recognized in the three-month period ended October 31, 2017 or the three- or nine-month periods ended October 31, 2016.

#22

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication, conversion, and installation capabilities.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2017	October 31, 2016	$ Change	% Change	October 31, 2017	October 31, 2016	$ Change	% Change
Net sales	$65,108	$38,551	$26,557	68.9%	$157,691	$104,307	$53,384	51.2%
Gross profit	19,358	8,711	10,647	122.2%	41,631	22,334	19,297	86.4%
Gross margin	29.7%	22.6%			26.4%	21.4%
Operating expenses	$2,243	$1,582	$661	41.8%	$6,245	$4,668	$1,577	33.8%
Operating expenses as % of sales	3.4%	4.1%			4.0%	4.5%
Operating income (loss)(1)	$17,115	$7,129	$9,986	140.1%	$35,386	$17,666	$17,720	100.3%
Operating margin	26.3%	18.5%			22.4%	16.9%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. End-market conditions in the geomembrane market, which constituted approximately 29 percent of the division's sales in the third quarter of fiscal 2018, have continued to improve from the market-bottom conditions reached last year. At the end of the third quarter of fiscal 2018, U.S. land-based rig counts have increased approximately 66% versus the third quarter of fiscal 2017. For the three- and nine-month periods ended October 31, 2017, sales into the geomembrane market were up approximately 125% and 135% year-over-year, respectively. As described in Note 6 Acquisitions of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the third quarter of fiscal 2018 the Company closed on the acquisition of Colorado Lining International Inc. (CLI), further strengthening Engineered Films' presence in the geomembrane market. CLI contributed $5.2 million in sales during the three- and nine-month periods ended October 31, 2017 which was split between the geomembrane market and installation sales. For the three- and nine-month periods ended October 31, 2017, sales into the construction market were up approximately 61.8% and 27.5% year-over-year, respectively, which included $8.4 million in sales of hurricane recovery film. It has been several years since the Company last received a substantial increase in demand for hurricane recovery film. Sales of such film are generally less than $2.0 million on an annual basis. In April 2017, Engineered Films expanded its fabrication capabilities of geomembrane liner materials in south Texas by purchasing a new facility in Pleasanton, Texas and increased fabrication at the Company's location in Midland, Texas by adding production team members to service the increased demand in the geomembrane market. The Company does not model comparative market share position for its divisions, but based on the growth in the first nine months of fiscal 2018, the Company believes Engineered Films achieved sales growth due to improved end-market demand conditions and increased market share.

•
Sales volume and selling prices. Third quarter net sales were $65.1 million, an increase of $26.5 million, or 68.9%, compared to fiscal 2017 third quarter net sales of $38.6 million. Volume, measured in pounds sold, increased 52.6% and average selling price increased 4.5%. For the nine-month period ended October 31, 2017, Engineered Films' net sales were $157.7 million, an increase of $53.4 million, or 51.2%, compared to the nine-month period ended October 31, 2016. Volume, measured in pounds sold, increased 44.5% and average selling price increased 2.2%. All markets contributed to the higher sales in the three- and nine-month periods ended October 31, 2017.

•
Gross margin. For the three- and nine-month periods ended October 31, 2017, gross margin was 29.7% and 26.4%, respectively. The gross margin for the three- and nine-month periods ended October 31, 2016 was 22.6% and 21.4%, respectively. The improvement in gross margin was primarily due to higher sales volume and the resulting improvement in capacity utilization, but also benefited from continued spending discipline.

•
Operating expenses. Third quarter operating expenses were up $0.6 million or 41.8% compared to the prior year third quarter. As a percentage of net sales, operating expense was 3.4% in the current year three-month period as compared to 4.1% in the prior year comparative period. Year-to-date operating expenses were 4.0% as a percentage of net sales as compared to 4.5% in the prior year comparative period. The increase in sales volume in the three- and nine-month periods more than offset the additional costs to support sales growth and drove operating expenses as percentage of sales down 0.7 and 0.5 percentage points year-over-year, respectively.

#23

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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2017	October 31, 2016	$ Change	% Change	October 31, 2017	October 31, 2016	$ Change	% Change
Net sales	$11,103	$9,003	$2,100	23.3%	$30,078	$25,313	$4,765	18.8%
Gross profit	3,197	508	2,689	529.3%	8,620	3,647	4,973	136.4%
Gross margin	28.8%	5.6%			28.7%	14.4%
Operating expenses	$1,838	$1,796	$42	2.3%	$4,455	$5,364	$(909)	(16.9)%
Operating expenses as % of sales	16.6%	19.9%			14.8%	21.2%
Long-lived asset impairment loss	—	87	(87)		—	87	$(87)
Operating income (loss)(1)	$1,359	$(1,375)	$2,734	(198.8)%	$4,165	$(1,804)	$5,969	(330.9)%
Operating margin	12.2%	(15.3)%			13.8%	(7.1)%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Some of Aerostar's markets are subject to significant variability due to government spending and the timing of awards. Such conditions result in delays and uncertainties in certain opportunities important to the division's growth strategy. Despite these uncertainties, Aerostar is pioneering new markets with leading-edge applications of its stratospheric balloon platform. While it is particularly challenging to measure market share information for the Aerostar division and the Company does not model comparative market share position for any of its divisions, the Company believes that Aerostar's sales growth in the three- and nine-month periods was primarily the result of market share gains rather than overall growth of the market.

•
Sales volume. Net sales increased 23.3% from $9.0 million for the three-month period ended October 31, 2016 to $11.1 million for the three-month period ended October 31, 2017. Year-to-date sales were $30.1 million, up $4.8 million year-over-year, or 18.8%. The increase in both periods was driven principally by growth in the stratospheric balloon platform.

•
Gross margin. For the three-month period, gross margin increased from 5.6% to 28.8%. Gross margin increased from 14.4% to 28.7% in the nine-month period. The three- and nine-month periods ended October 31, 2017 include an inventory write-down adjustment of $0.4 million related to certain aerostat inventory. The three- and nine-month periods ended October 31, 2016 include an inventory write-down adjustment of $2.3 million related to certain radar inventory. The inventory write downs in the current and prior year were driven by strategic decisions to narrow certain offerings and thereby further enhance Aerostar’s focus on its stratospheric balloon platform. The remaining increase in gross margin for both periods was primarily driven by higher sales volume and the implementation of cost reductions as compared to the previous year.

•
Operating expenses. Third quarter fiscal 2018 operating expense was $1.8 million, or 16.6% of net sales, a decrease from 19.9% of net sales in the third quarter of fiscal 2017. Year-to-date operating expense as a percentage of net sales was 14.8%, down from 21.2% in the prior year. The three- and nine-month periods ended October 31, 2017 include a $0.5 million loss on the disposal of certain demonstration related equipment driven by strategic decisions to narrow certain offerings and thereby further enhance Aerostar’s focus on its stratospheric balloon platform. The decrease as a percentage of sales in both periods is primarily driven by higher sales and adjustments in operating expenses while focusing on strategic research and development spending.

#24

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2017	October 31, 2016	October 31, 2017	October 31, 2016
Administrative expenses	$5,990	$4,764	$17,247	$13,986
Administrative expenses as a % of sales	5.9%	6.6%	6.1%	6.7%
Other income (expense), net	$(34)	$(273)	$(327)	$(579)
Effective tax rate	32.6%	19.3%	31.3%	26.9%

Administrative spending for the three- and nine-month periods of fiscal 2018 was up $1.2 million and $3.2 million, respectively, compared to fiscal 2017. The increase for three-month period is primarily due to higher employee compensation and costs incurred in the beginning stages of a company-wide initiative called Project Atlas. Project Atlas is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform. The increase for nine-month period is primarily due to higher employee compensation, director compensation, due diligence related expenses as the Company continues to pursue strategic acquisitions, and costs incurred related to Project Atlas. Costs incurred related to Project Atlas were $0.3 million for both the three- and nine-month periods ended October 31, 2017.

Other (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses.

The Company’s effective tax rates for the nine-month periods ended October 31, 2017 and 2016 were 31.3% and 26.9%, respectively. The increase in the effective tax rate is primarily due to higher pre-tax income in the current year and recognition of discrete tax expense related to the Company's adoption of ASU 2016-09 in the fiscal 2018 as further discussed in Note 2 Summary of Significant Accounting Policies. This ASU requires that the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur.

Other items causing the Company's effective tax rate to differ from the statutory tax rate are more fully described in Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OUTLOOK

Applied Technology has faced a more challenging agriculture market than expected at the beginning of the year, and we don't foresee anything changing in the next twelve months to improve market conditions. However, its continued focus on new products and expanding OEM relationships is successfully driving additional market share gains and enabling the division to outperform the market. At the same time, Applied Technology has made the strategic decision to fund several long-term investments for growth, knowing this reduces profit in the short-term. Management believes strongly in the long-term margin potential for Applied Technology and expects improved margins over time with these investments, even if end-market conditions remain challenging.
For Engineered Films, end market conditions are expected to remain favorable and prior capital investments to serve the industrial and geomembrane markets are expected to continue to drive growth. Additionally, Engineered Films’ integration of CLI is progressing as expected. This acquisition is expected to be slightly accretive to earnings in fiscal year 2018 and contribute approximately 5 cents per share in fiscal 2019. The sale of recovery film to support hurricane relief efforts favorably impacted the division’s operating leverage in the third quarter of fiscal 2018. We expect approximately $8 to $9 million in sales of such film in fourth quarter of fiscal 2018. Improved volume, together with cost controls, are expected to result in sustained strong profitability for the division.
For Aerostar, the division is expecting improved volume in the stratospheric balloon platform, driven by increased demand from Google for Project Loon and stratospheric balloon contracts with new customers. Additionally, Aerostar was awarded a $6.8 million aerostat contract with the U.S. Department of Defense and management expects the majority of the revenue from this contract to be realized in fiscal year 2019. Success in growing sales in the stratospheric balloon platform combined with continued cost discipline, are important to delivering sustained division profitability.

#25

For the Company's administrative function, the Company launched a company-wide initiative during the third quarter called Project Atlas. This is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform. Project Atlas is expected to take approximately three years to complete and cost between $8 and $10 million. Of this amount, Management expects that approximately $2 million will be capitalized as a fixed asset with the rest being recognized as expense in the period in which it is incurred. All of the costs associated with this project will be reported within corporate expenses. Project Atlas costs are expected to be approximately $1 million per quarter in fiscal year 2019. This investment will drive efficiencies across the enterprise, enable faster integration of future acquisitions, automate a significant portion of internal controls, and enhance the enterprise’s execution of its long-term growth strategy.

Management expects to expand the meaningful growth in revenues and operating profit for fiscal 2018 through the fourth quarter and continues to invest in research and development activities to continue to drive new product momentum for the intermediate and long term.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	October 31, 2017	January 31, 2017	October 31, 2016
Cash and cash equivalents	$36,873	$50,648	$46,313

	Nine Months Ended
(dollars in thousands)	October 31, 2017	October 31, 2016
Cash provided by operating activities	$30,834	$38,685
Cash used in investing activities	(20,077)	(3,754)
Cash used in financing activities	(24,704)	(22,424)
Effect of exchange rate changes on cash and cash equivalents	172	24
Net increase in cash and cash equivalents	$(13,775)	$12,531

Cash and cash equivalents totaled $36.9 million at October 31, 2017, a decrease of $13.7 million from $50.6 million at January 31, 2017. The comparable balance one year earlier was $46.3 million. The decrease from fiscal 2017 year-end was primarily driven by cash outlays for the acquisition of CLI and share repurchases, partially offset by an increase in net income.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $30.8 million for the first nine months of fiscal 2018 compared with $38.7 million in the first nine months of fiscal 2017. The decrease in operating cash flows year-over-year was primarily due to the increase in net working capital demands which were substantially offset by the increase in net income.

The Company's cash needs have minimal seasonal trends. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in net working capital. Net working capital and net working capital percentage are metrics used by management as a guide in measuring the efficient use of cash resources to support business activities and growth. The Company's net working capital for the comparative periods was as follows:

#26

(dollars in thousands)	October 31, 2017	October 31, 2016
Accounts receivable, net	$59,573	$39,554
Plus: Inventories	53,481	42,813
Less: Accounts payable	13,383	9,377
Net working capital(a)	$99,671	$72,990

Annualized net sales(b)	$405,396	$290,088
Net working capital percentage(c)	24.6%	25.2%
(a) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as Net working capital divided by Annualized net sales for each of the fiscal periods, respectively.

The net working capital percentage decreased from 25.2% at October 31, 2016 to 24.6% at October 31, 2017. The decrease was driven by an increase in accounts payable balances as well as managing inventory and receivables proactively with the substantial increase in sales versus the prior year. To emphasize the management of efficient levels of inventory during periods of significant change in sales volume, the Company assembled teams within each operating division. Similar emphasis was placed on managing accounts payable and to a lesser extent, accounts receivable.

Inventory increased $10.7 million, or 25.0%, year-over-year from $42.8 million at October 31, 2016 to $53.5 million at October 31, 2017. In comparison, net sales increased $28.8 million, or 39.7%, year-over-year in the third quarter. The increase in inventory was primarily driven by growth in net sales and backlog in the Engineered Films Division, offset somewhat by actions to reduce inventory in all three divisions.

Accounts receivable increased $20.0 million, or 50.5%, year-over-year to $59.6 million at October 31, 2017 from $39.6 million at October 31, 2016. In comparison, net sales increased $28.8 million, or 39.7%, year-over-year in the third quarter. The increase in accounts receivable was due primarily to increased sales volume.

Accounts payable increased $4.0 million, or 42.6%, year-over-year from $9.4 million at October 31, 2016 to $13.4 million at October 31, 2017. In comparison, net sales increased $28.8 million, or 39.7%, year-over-year in the third quarter. This increase in accounts payable was due to improved timing of payments to suppliers, as well as additional purchases of raw materials to support the increase in sales year-over-year.

Investing Activities
Cash used for investing activities for the first nine months of fiscal 2018 was up $16.3 million compared with the first nine months of fiscal 2017. The primary drivers of the increase in current year cash outflows were payments related to the acquisition of CLI, as further described in Note 6 Acquisitions of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, and increased capital expenditures. Net capital outlay related to the CLI business acquisition in third quarter of fiscal 2018 was $12.7 million. There were no businesses acquired in the prior fiscal year. Capital expenditures included $1.7 million for the Pleasanton, Texas facility purchased by Engineered Films in the first quarter of fiscal 2018. In addition, the comparative period in fiscal year 2017 included $1.1 million cash inflows from the sale of assets while there were no significant cash inflows from the sale of assets in the current year.

Management anticipates fiscal 2018 capital spending to be approximately $10 million. The Company continues to maintain a disciplined approach to capital spending. Maintaining Engineered Films' capacity and Applied Technology's capital spending to advance product development are expected to continue. In addition, management will continue to evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

Financing Activities
Cash used for financing activities for the first nine months of fiscal 2018 was up $2.3 million compared with the first nine months of fiscal 2017. The primary driver of the increase year-over-year was the increase in share repurchases.

The Company repurchased approximately 0.3 million shares at an average price of $28.71 for a total of $10.0 million in the first nine months of fiscal 2018. The Company repurchased approximately 0.5 million shares at an average price of $15.91 for a total of $7.7 million in the first nine months of the prior fiscal year.

Dividends per share were flat at 39.0 cents per share. Total cash outflows for dividends in the nine-month periods ended October 31, 2017 and 2016 were $14.0 million and $14.1 million, respectively.

#27

During the nine months ended October 31, 2017 and October 31, 2016, the Company made payments of $0.4 million and $0.3 million, respectively, on acquisition-related contingent liabilities.

No borrowing or repayment occurred on the Credit Agreement during the first nine months of fiscal 2018 or fiscal 2017.

Financing cash outflows in the first nine months of fiscal 2018 and 2017 included employee taxes paid in relation to net settlement of restricted stock units that vested during the first quarter and stock options exercised in the period.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2017 was $123.9 million.

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

Letters of credit (LOCs) totaling $1.1 million and $0.5 million were outstanding at October 31, 2017 and October 31, 2016, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

The acquisition of CLI included a contingent consideration arrangement with potential to pay up to $2.0 million in additional earn-out payments over the next three years contingent upon achieving certain revenues and operational synergies. To date, the Company has not made any payments on this potential earn-out liability.

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

Goodwill and Long-lived and Intangible Assets

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

#28

Fiscal 2018
During the first quarter of fiscal 2018, the Company determined that the investment in AgEagle, further described in Note 6 Acquisitions of and Investments in Businesses and Technologies of the Notes to the unaudited Consolidated Financial Statements included in Item 1 of this form 10-Q, was impaired due to lower than expected cash flows and continued operating losses. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended October 31, 2017. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended October 31, 2017. There were no long-lived asset impairments or accelerated equity method investment losses reported in the three-month period ended October 31, 2017.

Goodwill

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

Based on the Company's review, management concluded there were no triggering events for the Company's reporting units during the three- and nine-month periods ended October 31, 2017 and no impairments to goodwill were recorded.

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

#29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of capital lease obligations as of October 31, 2017. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $5.0 million and $2.6 million at October 31, 2017 and October 31, 2016, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of October 31, 2017 due to the material weaknesses in internal control over financial reporting which existed at that date, as described below.

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

The Company has identified five control deficiencies which existed since October 31, 2016 which constitute material weaknesses and resulted in ineffective disclosure controls and procedures. The Company is actively engaged in the planning for, and implementation of, remediation efforts to address the underlying causes of the control deficiencies that gave rise to the material weaknesses. These remediation efforts are intended to address the identified material weaknesses and to enhance our overall financial control environment. Management has determined that two of the material weaknesses have been remediated, and three of the material weaknesses remain open as of October 31, 2017 as further described below.

#30

Remediation Efforts on Material Weaknesses that remain open as of October 31, 2017

With the oversight of the Company’s Audit Committee, management is taking steps intended to address the underlying causes of the remaining open material weaknesses, primarily through the following remediation activities achieved during the first, second and third quarters of fiscal 2018:

•	The Company’s controls relating to the response to the risks of material misstatement were not effectively designed.

◦
During the second quarter of fiscal 2018, we have redesigned and enhanced our controls and procedures around timely and appropriate identification, assessment, and response to risks of material misstatement. This included formalizing and redefining the risk categorization and risk rating methodology to appropriately assess and monitor identified risks on a quarterly basis.

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

▪	Internal Audit has completed a design walkthrough of redesigned controls.

•	The Company’s controls over the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting were not effectively designed and maintained

◦
During the second quarter of fiscal 2018, we have redesigned our controls for the identification and assessment of the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting.

◦
During the second quarter of fiscal 2018, we have developed governance policy and procedures that will be used consistently by the organization to appropriately identify, assess, and manage risks related to the data integrity of spreadsheets and system-generated reports in internal control over financial reporting.

◦
During the third quarter of fiscal 2018, we have completed the baseline testing for those system-generated reports utilized in internal control over financial reporting that are subject to change management.

◦	During the third quarter of fiscal 2018, we have redesigned our controls to perform an analysis to identify changes made to system-generated reports utilized in the internal controls.

Efforts on Material Weaknesses that have been Remediated as of October 31, 2017

With the oversight of the Company’s Audit Committee, management took steps to address the underlying causes of the material weaknesses. Implementation of the actions taken and the resulting improvements in controls have strengthened our internal control over financial reporting. As part of our assessment of internal control over financial reporting during the third quarter of fiscal 2018, management tested and evaluated related internal controls to assess whether they are designed and operating effectively as of October 31, 2017. Management determined that for the material weaknesses related to the Company's controls over the existence of inventories and the Company's controls related to the accounting for income taxes, the controls were designed and operating effectively to prevent and detect a material misstatement due to error or fraud and therefore concluded that these two material weaknesses were remediated as of October 31, 2017. The actions taken are further described below:

•
The Company’s controls related to the accounting for income taxes were not effectively designed and maintained, specifically the controls to assess that the income tax provision and related tax assets and liabilities are complete and accurate. This control deficiency resulted in adjustments to the income tax provision and related tax asset and liability

#31

accounts and related disclosures for the three- and nine-month periods ended October 31, 2015, the fiscal year ended January 31, 2016, and the three-month period ended April 30, 2016.

◦	Management completed the following remediation efforts around the deficiency:

•
We have redesigned specific processes and controls to augment the review of significant or unusual transactions performed by finance leadership to ensure that the relevant tax accounting implications are identified and considered.

•	Our Director of Taxation has improved our tax models and implemented multiple reconciliations to ensure the Company’s tax provision is properly reconciled and rolled-forward.

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

◦	Management completed the following remediation efforts around the deficiency:

•	We have completed the transfer of the vast majority of inventory held at third-party locations to Company-owned facilities.

•	We have redesigned our controls over the completeness and accuracy of underlying information to monitor count dates for each item by location.

•
We have redesigned our controls over the completeness and accuracy of underlying information to calculate and monitor the historical cycle count accuracy results. We have also formalized procedures to establish specific accountability for investigation and analysis of identified variances.

•	We have redesigned our controls over baseline testing for all system-generated reports utilized in the internal controls over existence of inventories subject to the cycle count program.

•	We have completed an analysis to validate that inventory subject to the cycle count program is being counted at the frequency levels and accuracy rates required under the Company’s policy.

Although we have remediated two material weaknesses and implemented several remediation actions on the remaining material weaknesses, we are still in the process of implementing certain actions and validating the impact of such actions on the material weaknesses that remain open as of October 31, 2017. Additionally, for newly implemented control activities a certain number of instances need to be completed in order to validate operating effectiveness. The number of instances needed is determined based on the frequency with which the control operates. These remediation actions are subject to ongoing review by management, as well as oversight by the Audit Committee of our Board of Directors. We plan to complete this remediation process as diligently as possible, and we will continue to make progress on the remediation of the remaining open material weaknesses in the fourth quarter of fiscal 2018. However, uncertainties exist as to when such remediation may occur, and our initiatives may not prove successful in remediating the material weaknesses. Management may decide to enhance other existing controls and/or implement additional controls as part of the implementation progresses. It will take time to determine whether the additional controls we are implementing will be sufficient and functioning as designed to accomplish their intended purpose;

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
Changes in Internal Control over Financial Reporting
As described above under "Management's Remediation Initiatives," there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and nine-month period ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time.  Among these matters is a patent infringement lawsuit filed in federal district court in Kansas, in which Capstan Ag Systems, Inc. has made certain infringement claims against the Company and one of its customers, CNH Industrial America LLC, related to the Applied Technology Division’s Hawkeye® Nozzle Control System. Management does not believe the ultimate outcomes of its legal proceedings are likely to be significant to its results of operations, financial position, or cash flows. Additionally, because of the present status of the lawsuit, management cannot determine the potential impact, if any, of the patent infringement lawsuit described above.

The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended January 31, 2017, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive. Additional risks we currently deem to be immaterial or are unknown to us at this time also could materially affect our business, results of operations, financial condition, and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Effective March 21, 2016 the Board authorized an extension and increase of this stock buyback program. An additional $10.0 million was authorized for share repurchases once the $40.0 million authorization limit is reached. This authorization remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

The Company made purchases (recorded on trade date basis) of its own equity securities during the third quarter of fiscal 2018 as follows:

#32

(dollars in thousands, except per-share amounts)

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
August 1 to August 31, 2017	124,700	$27.66	$3,448,795
September 1 to September 30, 2017	223,586	29.30	6,551,197
October 1 to October 31, 2017	—		—
Total as of and for the fiscal quarter ended October 31, 2017	348,286	$28.71	$9,999,992	$2,959,349

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

2.1*	Asset Purchase Agreement by and among Colorado Lining International, Inc., John B. Heap, Patrick Elliott, and Raven Industries, Inc. dated August 22, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* The exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Raven Industries, Inc. will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 21, 2017

#34