Form 10-K
period 2018-01-31
RAVEN INDUSTRIES INC
filed 2018-03-23
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2018
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2017 was approximately $1,231,707,927. The aggregate market value was computed by reference to the closing price as reported on the NASDAQ Global Select Market, $34.40, on July 31, 2017, which was as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 16, 2018 was 35,796,857.

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 22, 2018, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS
Raven Industries, Inc. (the Company or Raven) was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The Company is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, and aerospace/defense markets. The Company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into product lines that extended from technologies and production methods of this original balloon business. The Company employs 1,157 people and is headquartered at 205 E. 6th Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The Company's Internet address is http://www.ravenind.com and its common stock trades on the NASDAQ Global Select Market under the ticker symbol RAVN. The Company has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on its website. Information on the Company's website is not part of this filing.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the “Investor Relations” section of our Internet website as soon as reasonably practicable after we electronically file these materials with, or furnish these materials to, the Securities and Exchange Commission (SEC). Information on or connected to our website is neither part of, nor incorporated by reference into, this Form 10-K or any other report filed with or furnished to the SEC.

You may also read or copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, you will find these materials on the SEC Internet site at www.sec.gov. This site contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

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

BUSINESS SEGMENTS

The Company has three unique operating units, or divisions, that are also its reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Product lines have been generally grouped in these segments based on technology, manufacturing processes, and end-use application; however, a business segment may serve more than one of the product markets identified above. The Company measures the profitability performance of its segments primarily based on their operating income excluding general and administrative expenses. Other expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Business segment financial information is found on the following pages of this Form 10-K:
23	Results of Operations – Segment Analysis
72	Note 16 Business Segments and Major Customer Information

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, more precisely control inputs, and improve farm yields.  The Applied Technology product families include field computers, application controls, GPS-guidance steering systems, automatic boom controls, injection systems, and planter and seeder controls. Applied Technology's services include high-speed in-field Internet connectivity and cloud-based data management. The Company's investment in the continued build-out of the Slingshot™ platform has also positioned Applied Technology as an information platform that improves decision-making and achieves business efficiencies for its agriculture retail partners.

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

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Engineered Films acquired the assets of Colorado Lining International, Inc. (CLI) in September 2017. This acquisition enhanced the division's geomembrane market position through extended service and product offerings with the addition of new design-build and installation service components. The acquisition of CLI advanced Engineered Films’ business model into a vertically-integrated, full-service solutions provider for the geomembrane market.

Engineered Films sells both direct to end-customers and through independent third-party distributors. The majority of product sold into the construction and agriculture markets is through distributors, while sales into the geomembrane and industrial markets are more direct in nature. The Company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States in the markets it serves. Engineered Films' ability to extrude and convert films, along with offering installation services for its geomembrane products, allows it to provide a more customized solution to customers. A number of film manufacturers compete with the Company on both price and product availability. Engineered Films is the Company's most capital-intensive business segment, and historically has made sizable investments in new extrusion capacity and conversion equipment. This segment's capital expenditures were $8.1 million in fiscal 2018, $2.8 million in fiscal 2017, and $10.8 million in fiscal 2016.

Aerostar
Aerostar serves the aerospace/defense, radar and lighter-than-air markets. Aerostar's primary products include high-altitude (stratospheric or lighter-than-air) balloons, tethered aerostats, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar’s growth strategy emphasizes the design and manufacture of proprietary products in these markets. Aerostar also pursues product and support services contracts with agencies and instrumentalities of the U.S. government as well as sales of advanced radar systems and aerostats in international markets. In previous years, Aerostar also provided contract manufacturing services. The Company largely exited this business and the planned reduction of contract manufacturing activities was completed in fiscal 2016.

Aerostar sells to government agencies as both a prime contractor and subcontractor, and to commercial users primarily as a sub-contractor. Further, sales to government agencies often involve large contracts subject to frequent delays because of budget uncertainties, and protracted negotiation processes. The timing and size of contract wins can create volatility in Aerostar’s results.

OUTLOOK

The Company is very pleased with the performance achieved by all three operating divisions throughout fiscal 2018. All three divisions achieved double-digit sales growth and the Company believes it is well positioned for the year ahead.

In fiscal 2018 Applied Technology achieved strong results in the face of challenging agricultural market conditions. The Company expects to continue to drive growth and will continue to strategically fund several long-term investments. Subsequent to the end of the fourth quarter, the division launched a strategic initiative to grow its local presence in Brazil and drive organic growth in Latin America, in order to better capitalize on one of the largest agricultural markets in the world.

Engineered Films demonstrated impressive operational discipline and sustained high plant utilization throughout fiscal 2018. The division grew sales by approximately $75 million year-over-year, and prior investments in acquisitions and manufacturing capacity drove strong growth in every market served. The division continues to see opportunities for growth and is investing in additional capacity in fiscal 2019. As for hurricane recovery efforts, the delivery of hurricane recovery film will result in sales of approximately $9 million in the first quarter and then return to significantly reduced levels consistent with prior years.

During the year, Aerostar improved its financial performance and achieved more consistency and stability in its results. The division continues to sharpen its focus on the stratospheric balloon platform, and has divested of a few non-strategic portions of its business during and subsequent to the end of fiscal 2018. Strong performance on existing programs is driving confidence for continued growth with Aerostar’s stratospheric balloon platform.

Overall, the Company is well positioned as it enters fiscal 2019 because of the actions taken and investments made to preserve and strengthen our core business. Furthermore, the Company is evaluating strategic acquisitions and will continue to invest in additional manufacturing capacity and technology development to enhance its core product lines. The Company's goal remains to generate 10 percent annualized earnings growth over the long-term, excluding unusual and generally non-recurring items.

MAJOR CUSTOMER INFORMATION

No customers accounted for 10% or more of consolidated sales in fiscal years 2018, 2017, or 2016.

SEASONAL WORKING CAPITAL REQUIREMENTS

Some seasonal demand exists in both the Applied Technology and Engineered Films divisions, primarily due to their respective exposure to the agricultural market. However, given the overall diversification of the Company, the seasonal fluctuations in net working capital (accounts receivable, net plus inventories less accounts payable) are not usually significant.

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

RESEARCH AND DEVELOPMENT

The three business segments conduct ongoing research and development (R&D) efforts to improve their product offerings and develop new products. Most of the Company's R&D expenditures are directed toward new product development. R&D investment is particularly strong within the Applied Technology Division. Development of new technology and product enhancements within Applied Technology is a competitive differentiator and central to its long-term strategy. Engineered Films also utilizes R&D spending to develop new products and to value engineer and reformulate its products. These R&D investments deliver high-value film solutions to the markets it serves and also result in lower raw material costs and improved quality for existing product lines. Aerostar's investment in the development of new technology has a particular emphasis on its core stratospheric balloon platform. The Company's total R&D costs are presented in the Consolidated Statements of Income and Comprehensive Income.

ENVIRONMENTAL MATTERS

The Company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures incurred in the past relating to compliance for operating facilities have not significantly affected the Company's capital expenditures, earnings, or competitive position. The Company is unaware of any potential liabilities as of January 31, 2018 for any environmental matters that would have a material effect on the Company's results of operations, financial position, or cash flows.

BACKLOG

As of February 1, 2018, the Company's order backlog totaled approximately $40.3 million. Backlog amounts as of February 1, 2017 and 2016 were $25.7 million and $18.6 million, respectively. Because the length of time between order and shipment varies considerably by business segment and customers can change delivery schedules or potentially cancel orders, the Company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period.

EMPLOYEES

As of January 31, 2018, the Company had 1,157 employees (including temporary workers). Following is a summary of active employees by segment: Applied Technology - 394; Engineered Films - 471; Aerostar - 195; and Corporate Services - 97. Management believes its relationship with its employees is good.

EXECUTIVE OFFICERS

Name, Age, and Position	Biographical Data
Daniel A. Rykhus, 53
Mr. Rykhus became the Company's President and Chief Executive Officer in 2010. He joined the Company in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from1998 through 2009, and served as Executive Vice President from 2004 through 2010.

President and Chief Executive Officer

Steven E. Brazones, 44
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

Vice President and Chief Financial Officer

Lee A. Magnuson, 62
Mr. Magnuson joined the Company in June 2017, as Vice President and General Counsel and also became the Company's Secretary in August 2017. Prior to joining the Company, Mr. Magnuson was managing partner of Lindquist and Vennum Law Firm's Sioux Falls, SD office for 5 years, practicing in the areas of commercial transactions, mergers and acquisitions, corporate matters, real estate and regulatory matters.

General Counsel and Vice President

Janet L. Matthiesen, 60
Ms. Matthiesen joined the Company in 2010 as Director of Administration and has been the Company's Vice President of Human Resources since 2012. Prior to joining Raven, Ms. Matthiesen was a Human Resource Manager at Science Applications International Corporation from 2002 to 2010.

Vice President of Human Resources

Brian E. Meyer, 55
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

Anthony D. Schmidt, 46
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

Division Vice President and General Manager - Engineered Films Division

Scott W. Wickersham, 44
Mr. Wickersham was named Division Vice President and General Manager of the Aerostar Division in January 2018. He joined the Company in 2010 as the Director of Product Development and Engineering Manager and has been the General Manager for the Aerostar Division since November 2015. Prior to joining the Company, Mr. Wickersham held a range of engineering and operational roles with various technology companies.

Division Vice President and General Manager - Aerostar Division

ITEM 1A.	RISK FACTORS

RISKS RELATING TO THE COMPANY

The Company's business is subject to many risks, which by their nature are unpredictable or unquantifiable and may be unknown. In an attempt to provide you with information on potential risks the Company may encounter, we have provided below, what we believe are the most significant risks the Company could potentially face, based on our knowledge, experience, information and assumptions. The risks provided below should be assessed contemporaneously with other information contained in this Form 10-K, including Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the risks and uncertainties addressed under "Forward-Looking Statements" on page 35, the Notes to the Consolidated Financial Statements on page 45, and other information presented in or incorporated by reference into this Annual Report on Form 10-K. The risks contained herein, as well as other statements in this 10-K are forward-looking statements and, as such, are uncertain. Such statements are not guarantees of future performance and undue reliance should not be placed on them. The indeterminate nature of risk factors makes them subject to change, and certain risks and uncertainties could potentially cause material changes to actual results. Some of these risks may affect the entire Company, where others may only affect particular segments of our business, or may have no material affect at all.

The Company, except as required by law, disclaims any obligation to update or revise the risk factors contained herein, regardless of changes, whether as a result of new information, developments or otherwise. The risks provided in this form 10-K and in other documents filed with the SEC are not exclusive in nature and, as such, there are other potential risks and uncertainties that the Company is not aware of, or does not presently consider material in nature that could feasibly cause actual results to vary materially from expectations.

Weather conditions or natural disasters could affect certain of the Company's markets, such as agriculture and construction, or the Company's primary manufacturing facilities.
The Company's Applied Technology Division is largely dependent on the ability of farmers, agricultural service providers, and custom applicators to purchase agricultural equipment, including its products. If such farmers, agricultural service providers, or custom applicators experience weather conditions or natural disasters resulting in unfavorable crop prices or farm incomes, sales in the Applied Technology Division may be adversely affected.

Weather conditions and natural disasters can also adversely affect sales in the Company's Engineered Films Division. To the extent weather conditions or natural disasters curtail construction or agricultural activity, sales of the division's plastic sheeting would likely decrease.

Seasonal and weather-related variation could also affect quarterly results. If expected sales are deferred in a fiscal quarter while inventory has been built and operating expenses incurred, financial results could be negatively impacted.

The Company’s primary manufacturing facilities for each of its operating divisions are located on contiguous properties in Sioux Falls, South Dakota. If weather-related natural disasters such as tornadoes or flooding were to occur in the area, such conditions could impede the manufacturing and shipping of products and potentially adversely affect the Company’s sales, transactions processing, and financial reporting. The Company has disaster recovery plans in place to manage the Company’s risks to these vulnerabilities but these measures may not be adequate, implemented properly, or executed timely to ensure that the Company’s operations are not disrupted. Such consequences could adversely affect our results of operations, financial condition, liquidity, and cash flows.

The loss, disruption, or material change in our business relationship with single source suppliers for particular materials, components or services, could cause a disruption in supply, or substantial increase in cost of any such products or services, and therefore could result in harm to our sales, profitability, cash flows and financial condition.
The Company obtains certain materials, components, or services from suppliers that serve as the only source of supply, or that supply the majority of the Company’s requirements of the particular material, component, or service. While these materials, components, services, or suitable replacements, could potentially be sourced from other suppliers, in the event of a disruption or loss of supply of relevant materials, components, or services for any reason, the Company may not be able to immediately find alternative sources of supply, or if found, may not be found on similar terms. If the Company’s relationship with any of these single source suppliers became challenged, or is terminated, we could have difficulty replacing these sources without causing disruption to the business.

Price fluctuations in, and shortages of, raw materials could have a significant impact on the Company's ability to sustain and grow earnings.
The Company's Engineered Films Division utilizes significant amounts of polymeric resin, the cost of which depends upon market prices for natural gas and oil and other market forces. These prices are subject to worldwide supply and demand as well as other factors beyond our control. Although the Engineered Films Division is sometimes able to pass on price increases to its customers, significant variations in the cost of polymeric resins can affect the Company's operating results from period to period. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. Unusual supply disruptions, such as one caused by a natural disaster, could cause suppliers to invoke "force majeure" clauses in their supply agreements, causing shortages in supply of material. If the Company is not able to fully offset the effects of adverse materials availability or higher costs, financial results could be adversely affected, which in turn could adversely affect our results of operations, financial condition, liquidity, and cash flows.

Electronic components used by both the Applied Technology Division and Aerostar Division are sometimes in short supply, which may impact our ability to meet customer demand. If a supplier of raw materials or electronic components were unable to deliver due to shortage or financial difficulty, any of the Company's segments could be adversely affected.

Fluctuations in commodity prices can increase our costs and decrease our sales.
Agricultural income levels are affected by agricultural commodity prices and input costs. As a result, changes in commodity prices or input costs that reduce agricultural income levels could have a negative effect on the ability of growers and their service providers to purchase the Company's precision agriculture products manufactured by its Applied Technology Division.

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
The Company's operating results in Applied Technology, Engineered Films, and Aerostar depend upon the ability to renew the pipeline of new technologies and products and to bring these to market. This ability could be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, successfully complete research and development projects, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges, and competition, there can be no assurance that any of the products the Company is currently developing, or could begin to develop in the future, will achieve commercial success. Technical advancements in products may also increase the risk of product failure, increasing product returns or warranty claims and settlements. In addition, sales of the Company's new products could replace sales of some of its current products, offsetting the benefit of a successful new product introduction.

Failure to develop and maintain partnerships, alliances, and other distribution or supplier relationships could adversely impact the Company's financial results.
In certain areas of the Company’s business, continued success depends on developing and maintaining relationships with other industry participants, such as original equipment manufacturers, dealers and distributors. If the Company fails to develop and maintain such relationships, or if there is disruption of current business relationships, due to actions of the Company, its partners or competitors, our ability to effectively market and sell certain products could be harmed. The Company’s relationships with other industry participants are complex and multifaceted, and evolve over time. Often, these relationships contribute to substantial ongoing business and operations in particular markets; therefore, changes in these relationships could have an adverse impact on our sales and revenue.

Additionally, the Company uses dealer/distributor networks, some of which are affiliated with strategic and industry partners. Enlisting and retaining qualified dealers and distributors and training them in the use and selling of product offerings necessitates substantial time and resources. If we were to lose a significant dealer or distributor relationship, and were forced to identify new channels, the time and expense of training new dealers or distributors may make new-product introduction difficult and also may hinder end-user sales and adoption, which could result in decreased revenues. Additionally, the interruption of dealer coverage within specific regions or markets could cause difficulties in marketing, selling or servicing our products and could harm the Company’s business, operating results or financial condition.

The Company's sales of products that are specialized and highly technical in nature are subject to uncertainties, start-up costs and inefficiencies, as well as market, competitive, and compliance risks.
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

Aerostar’s future growth relies on sales of high-altitude balloons, as well as advanced radar systems and aerostats to international markets. In limited cases, such sales may be direct commercial sales to foreign governments rather than foreign military sales through the U.S. government. Direct commercial sales to foreign governments often involve large contracts subject to frequent delays because of budget uncertainties, regional military conflicts, political instability, and protracted negotiation processes. Such delays could adversely affect our results of operations. The nature of these markets for certain of Aerostar's advanced radar systems and aerostats makes these products particularly susceptible to fluctuations in market demand. Demand fluctuations and the likelihood of delays in sales involving large contracts for such products also increase the risk of these products becoming obsolete, increasing the risk associated with expected sales of such products. The value of certain advanced radar systems and aerostat inventory at January 31, 2018 was $1.6 million and $3.4 million, respectively. This valuation is based on an estimate that the market demand for these products will be sufficient in future periods such that these inventories will be sold at a price greater than carrying value and related selling costs. Write-downs or impairment of the value of such products carried in inventory could adversely affect our results of operations. To the extent products become obsolete or anticipated sales are not realized, our expected future cash flows could be adversely impacted. This could also lead to an impairment, which could adversely impact the Company's results of operations and financial condition.

Sales of certain of Aerostar’s products into international markets increase the compliance risk associated with regulations such as International Traffic in Arms Regulations and Foreign Corrupt Practices Act, as well as others, exposing the Company to fines and its employees to fines, imprisonment, or civil penalties. Potential consequences of a material violation of such regulations include damage to our reputation, litigation, and increased costs.

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

The Company derives a portion of its revenues from foreign markets, which subjects the Company to business risks, including risk of changes in government policies and laws or changes in worldwide economic conditions.
The Company's consolidated net sales to locations outside of the U.S. were $41.6 million in fiscal 2018, representing approximately 11% of consolidated net sales. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations, along with changes in worldwide economic conditions. These conditions include, but are not limited to, changes in a country's or region's economic or political condition; trade regulations affecting production, pricing, and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; the impact of fluctuations in foreign currency exchange rates, which may affect product demand and may adversely affect the profitability of our products in U.S. dollars in foreign markets where payments are made in the local currency; burdensome taxes and tariffs; and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficulty in enforcing agreements or collecting receivables, and increased transportation or other shipping costs. Any of these such risks could lead to reduced sales and reduced profitability associated with such sales.

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
The Company's business strategy includes pursuing future acquisitions. Acquisitions involve a number of risks, including integration of the acquired company with the Company's operations and unanticipated liabilities or contingencies related to the acquired company. Further, business strategies supported by the acquisition may be in perceived, or actual, opposition to strategies of certain of our customers and our business could be materially adversely affected if those relationships are terminated and the expected strategic benefits are delayed or are not achieved. The Company cannot ensure that the expected benefits of any acquisition will be realized. Costs could be incurred on pursuits or proposed acquisitions that have not yet or may not close, which could significantly impact the operating results, financial condition, or cash flows. Additionally, after the acquisition, unforeseen issues could arise, which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Other acquisition risks include delays in realizing benefits from the acquired companies or products; difficulties due to lack of or limited prior experience in any new product or geographic markets we enter; unforeseen adjustments, charges or write-offs; unforeseen losses of customers of, or suppliers to, acquired businesses; difficulties in retaining key employees of the acquired businesses; or challenges arising from increased geographic diversity and complexity of our operations and our information technology systems.

Total goodwill and intangible assets accounted for $57.3 million, or approximately 18%, of the Company's total assets as of January 31, 2018. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. Our expected future cash flows are dependent on several factors, including revenue growth in certain of our product lines. Our expected future cash flows could be adversely impacted if our anticipated revenue growth is not realized or if pricing in commodities markets does not recover in future periods. Reductions in cash flows could result in an impairment of goodwill and/or intangible assets, which could adversely impact the Company's results of operations and financial condition.

The Company may fail to continue to attract, develop, and retain key management and other key employees, which could negatively impact our operating results.
We depend on the performance of our board of directors, senior management team and other key employees, including experienced and skilled technical personnel.  The loss of certain members of our board of directors, senior management, including our Chief Executive Officer, or other key employees, could negatively impact our operating results and ability to execute our business strategy.  Our future success will also depend, in part, upon our ability to attract, train, motivate, and retain qualified board members, senior management and other key personnel.

The Company may fail to protect its intellectual property effectively, or may infringe upon the intellectual property of others.
The Company has developed significant proprietary technology and other rights that are used in its businesses. The Company relies on trade secret, copyright, trademark, and patent laws and contractual provisions to protect the Company's intellectual property. While the Company takes enforcement of these rights seriously, other companies, such as competitors or persons in related markets, may attempt to copy or use the Company's intellectual property for their own benefit.

In addition, intellectual property of others has an impact on the Company's ability to offer some of its products and services for specific uses or at competitive prices. Competitors' patents or other intellectual property may limit the Company's ability to offer products and services to its customers. Any infringement or claimed infringement by the Company on the intellectual property rights of others could result in litigation and adversely affect the Company's ability to continue to provide, or could increase the cost of providing, products and services and negatively impact sales and profitability. Any infringement by the Company could also result in judgments against the Company, which could adversely affect our results of operations, financial condition, liquidity, and cash flows.

The Company could be impacted by unfavorable results or material settlement of legal proceedings.
The Company is sometimes a party to various legal proceedings and claims that arise in the ordinary course of business.
Regardless of the merit of any such claims, litigation is often very costly, time-consuming, and disruptive to the operations and business of the Company, and a distraction to management and other personnel. While these matters generally are not material in nature, it is possible a matter may arise that is material to the Company’s business.

Although the Company believes the probability of a materially adverse outcome is remote, if one or more claims were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s consolidated financial statements may be materially adversely affected. Further, such an outcome could result in significant compensatory, punitive or trebled monetary damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief against the Company that could have a material adverse affect on its businesses, financial condition, results of operation, and cash flows.

Technology failures or cyber-attacks on the Company's systems could disrupt the Company's operations or the functionality of its products and negatively impact the Company's business.
The Company increasingly relies on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. Further, the products in our Applied Technology and Aerostar segments depend upon GPS and other systems through which our products interact with government computer systems and other centralized information sources. We are exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like other companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. Further, attacks on centralized information sources could affect the operation of our products or cause them to malfunction. The Company has technology security initiatives and disaster recovery plans in place to manage the Company's risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that the Company's operations are not significantly disrupted. Potential consequences of a material cyber incident include damage to our reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could adversely affect our results of operations.

The implementation of a new enterprise resource planning (ERP) system may result in short term disruption to the Company’s operations and business, which could adversely impact the Company and damage customer relationships and brand reputation.
The Company depends heavily on its management information systems for several aspects of our business. The Company launched a company-wide initiative during the fiscal 2018 third quarter called "Project Atlas." This is a strategic long-term investment to replace the Company’s existing ERP. Project Atlas is being implemented in a phased approach and is expected to take approximately three years. If the new ERP system or legacy system are disrupted, in any material way, during implementation, the Company may occur additional expense and loss of data. Additionally, if improvements or upgrades are required to meet the evolving needs of our business, we may be required to incur significant capital expenditures or expenses in the pursuit of improvements or upgrades to the new system. These efforts could potentially increase the amount of time for implementation of the new ERP system, require expenditures above the anticipated amounts, demand the use of additional resources, distract key personnel and potentially cause short-term disruptions to our existing systems and our business. Any of these outcomes could impair the Company’s ability to achieve critical strategic initiatives and could adversely impact our sales, profitability, cash flows and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Raven's corporate office is located in Sioux Falls, South Dakota. Along with the corporate headquarters building, the Company also owns separate manufacturing facilities for each of our business segments as well as various warehouses, training, and product development facilities in the immediate Sioux Falls area.

In addition to its Sioux Falls facilities, Applied Technology owns a product development facility in Austin, Texas. Applied Technology also leases manufacturing, warehouse, research, and office facilities in Middenmeer, Netherlands and Geel, Belgium as well as in Winnipeg, Manitoba and Stockholm, Saskatchewan in Canada and in Brazil. Furthermore, Applied Technology leases smaller research and office facilities in South Dakota.

Engineered Films also has additional owned production and conversion facilities located in Madison and Brandon, South Dakota and in Midland and Pleasanton, Texas. In addition, Engineered Films leases a production and conversion facility in Parker, Colorado and Colton, California.

Aerostar also owns manufacturing, sewing, and research facilities located in Madison, South Dakota and Sulphur Springs, Texas. Aerostar's subsidiary Vista also leases facilities in Arlington, Virginia and in Monterey and Chatsworth, California.

Most of the Company's manufacturing plants also serve as distribution centers and contain offices for sales, engineering, and manufacturing support staff. The Company believes that its properties are suitable and adequate to meet existing production needs. The Company also owns approximately 70 acres of undeveloped land adjacent to the other owned property, which is available for expansion.

The following is the approximate square footage of the Company's owned or leased facilities by segment: Applied Technology - 154,000; Engineered Films - 761,000; Aerostar - 285,000; and Corporate - 150,000.

ITEM 3.	LEGAL PROCEEDINGS

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time. Management does not believe the ultimate outcomes of its legal proceedings are likely to be material to its results of operations, financial position, or cash flows. The previously disclosed patent infringement lawsuit in which Capstan Ag Systems, Inc. made certain infringement claims against the Company has been settled on a confidential basis.

The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

# 13

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
The Company's common stock is traded on the NASDAQ Global Select Market under the ticker symbol RAVN. The following table shows quarterly unaudited financial results, quarterly high and low trade prices per share of the Company's common stock, as reported by the NASDAQ Global Select Market, and dividends declared for the periods indicated:

QUARTERLY INFORMATION (UNAUDITED)
(Dollars in thousands, except per-share amounts)
	Net Sales	Gross Profit	Operating Income (Loss)	Pre-tax Income (Loss)	Net Income (Loss) Attributable to Raven	Net Income (Loss) Per Share(a)		Common Stock Market Price		Cash Dividends Per Share

						Basic	Diluted	High	Low
FISCAL 2018
First Quarter	$93,535	$31,956	$18,219	$17,989	$12,348	$0.34	$0.34	$31.60	$23.75	$0.13
Second Quarter	86,610	26,513	11,700	11,637	8,235	0.23	0.23	37.40	29.80	0.13
Third Quarter(b)	101,349	33,333	17,829	17,795	11,998	0.33	0.33	35.80	26.70	0.13
Fourth Quarter(b)(c)	95,823	29,763	11,422	11,565	8,441	0.24	0.23	40.85	32.06	0.13
Total Year	$377,317	$121,565	$59,170	$58,986	$41,022	$1.14	$1.13	$40.85	$23.75	$0.52

FISCAL 2017
First Quarter	$68,360	$20,117	$8,050	$7,953	$5,517	$0.15	$0.15	$16.86	$12.88	$0.13
Second Quarter	67,598	18,915	6,696	6,487	4,495	0.12	0.12	21.58	15.01	0.13
Third Quarter(d)	72,522	19,839	7,389	7,116	5,741	0.16	0.16	25.47	20.21	0.13
Fourth Quarter	68,915	19,319	6,278	6,297	4,438	0.12	0.12	26.90	20.80	0.13
Total Year	$277,395	$78,190	$28,413	$27,853	$20,191	$0.56	$0.56	$26.90	$12.88	$0.52

FISCAL 2016
First Quarter	$70,273	$20,359	$7,214	$7,170	$4,855	$0.13	$0.13	$22.85	$16.91	$0.13
Second Quarter	67,518	17,858	6,429	6,163	4,191	0.11	0.11	22.36	18.52	0.13
Third Quarter(e)	67,611	16,972	(9,823)	(9,946)	(6,188)	(0.17)	(0.17)	19.53	15.77	0.13
Fourth Quarter	52,827	11,785	571	694	1,918	0.05	0.05	19.61	13.87	0.13
Total Year	$258,229	$66,974	$4,391	$4,081	$4,776	$0.13	$0.13	$22.85	$13.87	$0.52
(a) Net income per share is computed discretely by quarter and may not add to the full year.
(b) Fiscal year 2018 third and fourth quarters include net sales of $5.2 million and $7.9 million, respectively, related the acquisition of Colorado Lining International, Inc., as further described in Note 6 "Acquisitions of and Investments in Businesses and Technologies" of the Notes to the Consolidated Financial Statements.

(c) The Tax Cuts and Jobs Act, effective January 1, 2018, lowered the Company's federal statutory rate by 1.2 percentage points and benefited net income approximately $0.7 million for the fiscal year, as further described in Note 10 "Income Taxes" of the Notes to the Consolidated Financial Statements.

(d) The fiscal year 2017 third quarter includes inventory write-downs of $2,278 for Vista as a result of discontinuing sales activities for a specific radar product line within its business, as further described in Note 7 "Goodwill, Long-Lived Assets, and Other Charges " of the Notes to the Consolidated Financial Statements.

(e) The fiscal year 2016 third quarter includes pre-contract cost write-offs of $2,933 (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015), a goodwill impairment loss of $11,497, a long-lived asset impairment loss of $3,813, and a reduction of $2,273 acquisition-related contingent liability for Vista. For further information regarding these impairments and other charges refer to Note 7 "Goodwill, Long-Lived Assets, and Other Charges" of the Notes to the Consolidated Financial Statements.

As of January 31, 2018, the Company had approximately 12,400 beneficial holders, which includes a substantial amount of the Company's common stock held of record by banks, brokers, and other financial institutions.

On November 3, 2014, the Company announced that its Board of Directors (Board) had authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million.

During fiscal 2018, the Company made purchases of 348,286 common shares under this plan at an average price of $28.71 equating to a total cost of $10.0 million. None of these common shares were repurchased during the fourth quarter of fiscal 2018. During

# 14

fiscal 2017, the Company made purchases of 484,252 common shares under this plan at an average price of $15.91 per share for a total cost of $7.7 million. None of these common shares were repurchased during the fourth quarter of fiscal 2017. During fiscal 2016, the Company made purchases of 1,602,545 common shares under this plan at an average price of $18.31 per share for a total cost of $29.3 million. None of these common shares were repurchased during the fourth quarter of fiscal 2016. There is $28.0 million still available for share repurchases under this Board-authorized program which remains in place until such time as the authorized spending limit is reached or is otherwise revoked by the Board.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, INC.,
S&P 1500 INDUSTRIAL MACHINERY INDEX, RUSSELL 2000 INDEX, AND THE S&P SMALL CAP 600 INDEX.
The above graph compares the cumulative total shareholders return on the Company's stock with the cumulative return of the S&P 1500 Industrial Machinery Index, Russell 2000 Index, and S&P Small Cap 600 Index. The S&P 1500 Industrial Machinery Index is being replaced by the S&P Small Cap 600 Index as the Company determined that the S&P Small Cap 600 Index more closely represents similar companies. The S&P 1500 Industrial Machinery Index remains on this chart in the year of transition for comparative purposes. Investors who bought $100 of the Company's stock on January 31, 2013, held this for five years and reinvested the dividends would have seen its value increase to $158.77. Stock performance on the graph is not necessarily indicative of future price performance.

	Years Ended January 31,						5-Year
Company / Index	2013	2014	2015	2016	2017	2018	CAGR(a)

Raven Industries, Inc.	$100.00	$141.12	$82.29	$59.29	$101.55	$158.77	9.7%
S&P 1500 Industrial Machinery Index	100.00	125.99	130.62	119.14	170.46	223.32	17.4%
Russell 2000 Index	100.00	127.03	132.63	119.47	159.53	186.94	13.3%
S&P Small Cap 600 Index	100.00	128.44	136.34	129.95	174.58	203.49	15.3%
(a) compound annual growth rate (CAGR)

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY
	For the years ended January 31,

(In thousands, except employee counts and per-share amounts)	2018	2017	2016		2015	2014
OPERATIONS
Net sales(a)	$377,317	$277,395	$258,229		$378,153	$394,677
Gross profit(b)	121,565	78,190	66,974		103,246	119,354
Operating income(b)(c)	59,170	28,413	4,391		43,801	63,994
Income before income taxes(b)(c)	58,986	27,853	4,081		43,501	63,623
Net income attributable to Raven Industries, Inc.(d)	41,022	20,191	4,776		31,733	42,903
Net income % of sales	10.9%	7.3%	1.8%		8.4%	10.9%
Net income % of average equity(e)	15.3%	7.7%	1.7%		11.4%	18.2%
FINANCIAL POSITION
Cash and cash equivalents	$40,535	$50,648	$33,782		$51,949	$52,987
Property, plant and equipment	106,280	106,324	115,704		117,513	98,076
Total assets	326,803	301,509	298,688		362,873	301,819
Total debt (including capital lease obligations)	448	—	—		—	—
Raven Industries, Inc. shareholders' equity	276,064	259,426	264,155		305,153	251,362
Net working capital(f)	100,777	77,012	77,870		100,183	97,184
Net working capital percentage(g)	26.3%	27.9%	36.9%		27.9%	26.2%
Long-term debt / total capitalization	0.2%	—%	—%		—%	—%
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$44,961	$48,636	$44,008		$60,083	$52,836
Investing activities	(25,675)	(4,642)	(11,074)		(29,986)	(31,615)
Financing activities	(29,721)	(27,151)	(50,684)		(30,665)	(17,354)
Change in cash and cash equivalents	(10,113)	16,866	(18,167)		(1,038)	3,634
COMMON STOCK DATA
EPS — basic	$1.14	$0.56	$0.13		$0.86	$1.18
EPS — diluted	1.13	0.56	0.13		0.86	1.17
Cash dividends per share	0.52	0.52	0.52		0.50	0.48
Stock price range during the year
High	$40.85	$26.90	$22.85		$40.06	$42.99
Low	23.75	12.88	13.87		20.75	25.46
Close	38.55	25.05	15.01		21.44	37.45
OTHER DATA
Price / earnings ratio(h)	34.1	44.7	115.5		24.9	32.0
Average number of employees	1,054	907	936	1,251	1,251	1,264
Sales per employee	$358	$306	$276		$302	$312

(a) Fiscal year 2018 includes $13.1 million in net sales related to the acquisition of Colorado Lining International, Inc., further described in Note 6 "Acquisitions of and Investments in Businesses and Technologies" of the Notes to the Consolidated Financial Statements.

(b) The fiscal year ended January 31, 2017 includes inventory write-downs of $2,278 for Vista as a result of discontinuing sales activities for a specific radar product line within its business, as further described in Note 7 "Goodwill, Long-Lived Assets, and Other Charges " of the Notes to the Consolidated Financial Statements.

(c) The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $11,497, and a long-lived asset impairment loss of $3,826, partially offset by a reduction of $2,273 of an acquisition-related contingent liability for Vista. For further information regarding these impairments and other charges refer to Note 7 "Goodwill, Long-Lived Assets, and Other Charges" of the Notes to the Consolidated Financial Statements.

(d) The Tax Cuts and Jobs Act, effective January 1, 2018, lowered the Company's federal statutory rate by 1.2 percentage points and benefited net income approximately $0.7 million for the fiscal year, as further described in Note 10 "Income Taxes" of the Notes to the Consolidated Financial Statements.

(e) Net income attributable to Raven Industries, Inc. divided by average equity. Average equity is the sum of Raven Industries, Inc. shareholders' equity for the beginning of the fiscal year plus Raven Industries, Inc. shareholders' equity for the end of the fiscal year divided by two.

(f) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(g) Net working capital percentage is defined as net working capital divided by fourth quarter net sales times four for each of the fiscal years, respectively.
(h) Closing stock price on last business day of fiscal year divided by EPS — diluted.

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

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, aerospace/defense, radar and lighter-than-air markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Segment information is reported consistent with the Company's management reporting structure.

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

Information reported as net sales excluding contract manufacturing sales on both a consolidated and segment basis exclude sales generated from contract manufacturing activities and do not conform to generally accepted accounting principles (GAAP). As such, these are non-GAAP measures. As the reduction of contract manufacturing was largely completed in fiscal 2016, these additional measures are not utilized for comparisons to periods after fiscal 2016 and are excluded from the tables in this MD&A for fiscal 2018 and 2017.

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

# 17

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

# 18

The following discussion highlights the consolidated operating results for the years ended January 31, 2018, 2017, and 2016. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	For the years ended January 31,
(dollars in thousands, except per-share data)	2018	% change	2017	% change	2016
Results of Operations
Net sales(a)	$377,317	36.0%	$277,395	7.4%	$258,229
Gross margin(b)	32.2%		28.2%		25.9%
Operating income	$59,170	108.2%	$28,413	547.1%	$4,391
Operating margin(b)	15.7%		10.2%		1.7%
Net income attributable to Raven Industries, Inc.(c)	$41,022	103.2%	$20,191	322.8%	$4,776
Diluted income per share	$1.13	101.8%	$0.56	330.8%	$0.13
Adjusted net income attributable to Raven Industries, Inc.(d)	$41,022	103.2%	$20,191	34.1%	$15,053

Cash Flow and Shareholder Returns
Cash flow from operating activities	$44,961		$48,636		$44,008
Cash outflow for capital expenditures	$12,011		$4,642		$13,046
Cash dividends	$18,685		$18,839		$19,426
Common share repurchases	$10,000		$7,702		$29,338

Performance Measures
Return on net sales(e)	10.9%		7.3%		1.8%
Return on average assets(f)	13.1%		6.7%		1.4%
Return on average equity(g)	15.3%		7.7%		1.7%

(a) Fiscal year 2018 includes $13.1 million in net sales related to the acquisition of Colorado Lining International, Inc. further described in Note 6 "Acquisitions of and Investments in Businesses and Technologies" of the Notes to the Consolidated Financial Statements.

(b) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.
(c) The Tax Cuts and Jobs Act, effective January 1, 2018, lowered the Company's federal statutory rate by 1.2% and benefited net income approximately $0.7 million for the fiscal year, as further described in Note 10 "Income taxes" of the Notes to the Consolidated Financial Statements.

(d) Non-GAAP measure reconciled to GAAP in the applicable table below.
(e) Net income divided by net sales.
(f) Net income attributable to Raven Industries, Inc. divided by average assets. Average assets is the sum of Total Assets for the beginning of the fiscal year plus Total Assets for the end of the fiscal year divided by two.

(g) Net income attributable to Raven Industries, Inc. divided by average equity. Average equity is the sum of Total Raven Industries, Inc. shareholders' equity for the beginning of the fiscal year plus Total Raven Industries, Inc. shareholders' equity for the end of the fiscal year divided by two.

# 19

The following table reconciles the reported net sales to adjusted sales, a non-GAAP financial measure. Adjusted sales excludes contract manufacturing and represents the Company's sales from proprietary products. As the reduction of contract manufacturing was largely completed in fiscal 2016, adjusted sales excluding manufacturing is not a meaningful measure in subsequent fiscal periods. As such fiscal 2018 and 2017 has been excluded from this table.

For the year ended January 31,
(dollars in thousands)	2016
Applied Technology
Reported net sales	$92,599
Less: Contract manufacturing sales	546
Applied Technology net sales, excluding contract manufacturing sales	$92,053

Aerostar
Reported net sales	$36,368
Less: Contract manufacturing sales	4,701
Aerostar net sales, excluding contract manufacturing sales	$31,667

Consolidated Raven
Reported net sales	$258,229
Less: Contract manufacturing sales	5,247
Consolidated net sales, excluding contract manufacturing sales	$252,982
The following table reconciles the reported operating (loss) income to adjusted operating income, a non-GAAP financial measure. On both a segment and consolidated basis, adjusted operating income excludes the goodwill impairment loss, long-lived asset impairment loss, pre-contract cost write-offs, and an acquisition-related contingent consideration benefit all of which relate to the Vista business within the Aerostar Division and all of which occurred in the fiscal 2016 third quarter. These are described in more detail in Note 7 Goodwill, Long-lived Assets, and Other Charges and Note 6 Acquisition of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements.

	For the years ended January 31,
(dollars in thousands)	2018	% change	2017	% change	2016
Aerostar
Reported operating income (loss)	$4,122	(364.2)%	$(1,560)	(89.5)%	$(14,801)
Plus:
Goodwill impairment loss	—		—		11,497
Long-lived asset impairment loss	—		—		3,813
Pre-contract costs written off	—		—		2,933
Less:
Acquisition-related contingent liability benefit	—		—		2,273
Aerostar adjusted operating income (loss) (a)	$4,122	(364.2)%	$(1,560)	(233.4)%	$1,169
Aerostar adjusted operating income (loss) % of net sales	10.3%		(4.6)%		3.2%

Consolidated Raven
Reported operating income	$59,170	108.2%	$28,413	547.1%	$4,391
Plus:
Goodwill impairment loss	—		—		11,497
Long-lived asset impairment loss	—		—		3,813
Pre-contract costs written off	—		—		2,933
Less:
Acquisition-related contingent liability benefit	—		—		2,273
Consolidated adjusted operating income	$59,170	108.2%	$28,413	39.5%	$20,361
Consolidated adjusted operating income % of net sales	15.7%		10.2%		7.9%
(a) At the segment level, adjusted operating income (loss) does not include an allocation of general and administrative expenses.

# 20

The following table reconciles the reported net income to adjusted net income, a non-GAAP financial measure. Adjusted net income excludes the goodwill impairment loss, long-lived asset impairment loss, pre-contract cost write-off, an acquisition-related contingent consideration benefit, and the income tax effect of these items, all of which relate to the Vista business within the Aerostar Division and all of which occurred in the fiscal 2016 third quarter. These are described in more detail in Note 7 Goodwill, Long-lived Assets, and Other Charges and Note 6 Acquisition of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements.

	For the years ended January 31,
(dollars in thousands)	2018	% change	2017	% change	2016
Consolidated Raven
Reported net income attributable to Raven Industries, Inc.	$41,022	103.2%	$20,191	322.8%	$4,776
Plus:
Goodwill impairment loss	—		—		11,497
Long-lived asset impairment loss	—		—		3,813
Pre-contract costs written off	—		—		2,933

Less:
Acquisition-related contingent liability benefit	—		—		2,273
Net tax benefit on adjustments	—		—		5,693
Adjusted net income attributable to Raven Industries, Inc.	$41,022	103.2%	$20,191	34.1%	$15,053

Adjusted net income per common share:
─ Basic	$1.14	103.6%	$0.56	40.0%	$0.40
─ Diluted	$1.13	101.8%	$0.56	40.0%	$0.40
Results of Operations - Fiscal 2018 compared to Fiscal 2017
The Company's net sales in fiscal 2018 were $377.3 million, an increase of $99.9 million, or 36.0%, from last year's net sales of $277.4 million. All three divisions achieved double-digit growth, with Engineered Films achieving growth of 53.6 percent year-over-year. Delivery of hurricane recovery film to support relief efforts and the recent acquisition of CLI contributed sales of $24.2 million and $13.1 million, respectively.

Operating income for fiscal year 2018 was $59.2 million compared to $28.4 million in fiscal year 2017. The operating income increase year-over-year was principally driven by operating leverage on higher sales volumes in Engineered Films and Applied Technology, as well as improved profitability within Aerostar. Project Atlas began in the third quarter of fiscal 2018, and the related costs incurred were $0.9 million in fiscal year 2018.

Net income for fiscal year 2018 was $41.0 million, or $1.13 per diluted share, compared to net income of $20.2 million, or $0.56 per diluted share, in fiscal year 2017. Net income was up $20.8 million year-over-year, or $0.57 per diluted share, in fiscal 2018. The U.S. Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and reduced the U.S. federal statutory tax rate to 21 percent effective January 1, 2018. This change caused the Company’s fiscal 2018 U.S. federal statutory tax rate to be reduced by 1.2 percentage points, benefiting fiscal year 2018 net income by approximately $0.7 million.

Applied Technology Division
Fiscal 2018 net sales increased $19.5 million, or 18.5%, to $124.7 million from $105.2 million in fiscal 2017. This increase in sales was driven by new product introductions and market share gains. Sales in the original equipment manufacturer (OEM) channel were up 32.4% while sales in the aftermarket channel increased 6.3%. The Company does not specifically model comparative market share position for any of its operating divisions, but based on the sales developments in fiscal 2018 the Company believes that Applied Technology's global market share position improved during the year as a result of new product sales and building on key OEM relationships.

Applied Technology's operating income increased by 17.3% to $31.3 million from $26.6 million in the prior year due primarily to higher sales volume and lower manufacturing expenses. Throughout fiscal 2018, the division continued to invest in research and development activities to position itself for incremental new product sales and market share gains in future years.

# 21

Engineered Films Division
Fiscal 2018 net sales were $213.3 million, an increase of $74.4 million, or 53.6%, compared to fiscal 2017. The geomembrane and construction markets had the largest increases in net sales, but all markets were up year-over-year. Although the Company does not specifically model comparative market share position for any of its operating divisions, based on the sales developments in fiscal year 2018 the Company believes that Engineered Films achieved sales growth due to improved end-market demand and increased market share. Delivery of hurricane recovery film to support relief efforts and the recent acquisition of CLI contributed net sales of $24.2 million and $13.1 million, respectively.

Engineered Film's operating income increased by 106.1% to $47.3 million from $23.0 million in the prior year due primarily to strong operating leverage on higher sales volume. Operational efficiency gains developed throughout the year and higher sales volume improved capacity utilization and resulted in fixed cost leverage.

Aerostar Division
Fiscal 2018 net sales were $39.9 million compared to $34.1 million in fiscal 2017, up $5.8 million. The increase in sales for the division was principally driven by higher sales of stratospheric balloons and radar systems. While it is particularly challenging to measure market share information for the Aerostar division and the Company does not specifically model comparative market share position for any of its operating divisions, the Company believes that Aerostar’s sales growth was primarily the result of continuing to develop capabilities for and interest in the emerging stratospheric balloon market rather than capturing existing market share from others.

Aerostar reported operating income of $4.1 million in fiscal 2018 compared to an operating loss of $1.6 million in fiscal 2017. The improved profitability was driven by higher sales volume, and the absence of inventory write-downs, which lowered prior year results by $2.3 million as discussed in more detail in Note 7 Goodwill, Long-Lived Assets, and Other Charges of the Notes to the Consolidated Financial Statements.

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

Operating income for fiscal year 2017 was $28.4 million compared to $4.4 million in fiscal year 2016. The fiscal 2016 results were impacted by the Vista goodwill and long-lived impairment losses and associated financial impacts. Excluding these specific Vista related items, adjusted operating income for fiscal 2016 was $20.4 million. Adjusted operating income increased $8.0 million, or 39.5%, year-over-year. The adjusted operating income increase year-over-year was principally driven by higher sales volume and lower manufacturing expenses in Applied Technology and Engineered Films.

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

Engineered Films Division
Fiscal 2017 net sales were $138.9 million, an increase of $9.4 million, or 7.3%, compared to fiscal 2016. The increase in sales was driven by increases in the industrial, geomembrane, and construction markets, partially offset by a decrease in the agricultural market. Although the Company does not specifically model comparative market share position for any of its operating divisions,

# 22

based on the sales developments in fiscal year 2017 the Company believes that Engineered Films’ market share position improved during the year in all of the end markets served, with the exception of the agriculture market.

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

Aerostar reported an operating loss of $1.6 million in fiscal 2017 compared to an operating loss of $14.8 million in fiscal 2016. The fiscal 2016 results were impacted by the Vista goodwill and long-lived assets impairments and associated financial impacts. Excluding these specific Vista related items, adjusted operating income in fiscal 2016 was $1.2 million, compared to an operating loss of $1.6 million for fiscal 2017, a decline of $2.8 million on an adjusted basis. This decline in operating income was primarily driven by lower sales volume and $2.3 million of inventory write-downs related to certain radar systems, discussed in more detail in Note 7 Goodwill, Long-lived Assets, and Other Charges of the Notes to the Consolidated Financial Statements, and lower sales volume.

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

	For the years ended January 31,
(dollars in thousands)	2018	% change	2017	% change	2016
Net sales	$124,688	18.5%	$105,217	13.6%	$92,599
Gross profit	54,682	25.8%	43,476	28.0%	33,969
Gross margin	43.9%		41.3%		36.7%
Operating expense	$23,166	37.6%	$16,833	7.6%	$15,650
Operating expense as % of sales	18.6%		16.0%		16.9%
Long-lived asset impairment loss	259		$—		—
Operating income(a)	$31,257	17.3%	$26,643	45.4%	18,319
Operating margin	25.1%		25.3%		19.8%
Applied Technology net sales, excluding contract manufacturing sales(b)	NMF	NMF	NMF	NMF	$92,053
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
(b) Reduction of contract manufacturing was largely completed in fiscal 2016; measure is not meaningful (NMF) for comparisons in subsequent fiscal periods.

For fiscal 2018, net sales increased $19.5 million, or 18.5%, to $124.7 million as compared to $105.2 million in fiscal 2017. Operating income increased $4.6 million, or 17.3%, to $31.3 million as compared to $26.6 million in fiscal 2017.

Fiscal 2018 fourth quarter net sales increased $4.6 million, or 17.6%, to $30.5 million and operating income decreased $0.6 million, or 8.7%, to $5.8 million compared to the fourth quarter of fiscal 2017.

Fiscal 2018 comparative results were primarily driven by the following factors:

•
Market conditions. Conditions in the agriculture market remain subdued; however, Applied Technology's marketplace strategy has capitalized on new product introductions in fiscal 2018. While OEM and aftermarket sales channel demand

# 23

remains challenging, Applied Technology achieved fourth quarter and year-to-date sales growth compared to the prior year primarily due to market share gains driven by new product introductions and building on key OEM relationships. These were the primary growth drivers both domestically and internationally.

•
Sales volume and selling prices. Sales in the OEM and aftermarket channels were up 32.4% and 6.3%, respectively, in fiscal 2018. Fiscal 2018 domestic sales were up 25.0% while international sales were up 1.5%. Higher sales volume, rather than an increase in selling price, was the main driver for these increases.

•
International sales. Net sales outside the U.S. accounted for 23.6% of segment sales in fiscal 2018 compared to 27.6% in fiscal 2017. International sales increased $0.4 million, or 1.5%, to $29.4 million in fiscal 2018 compared to fiscal 2017. Higher sales in Latin America and Europe, partially offset by a decrease in Canada, were the primary drivers of the increase. European revenue growth included strong growth at SBG in fiscal 2018. For the fourth quarter, international sales totaled $6.3 million, an increase of 6.2% from the prior year comparative quarter.

•
Gross margin. Gross margin increased from 41.3% in fiscal 2017 to 43.9% in fiscal 2018. Higher sales volume and lower manufacturing costs increased operating leverage and drove the increase in gross margin. Due to the existing available capacity of the manufacturing facilities, the increase in sales volume did not require a commensurate increase in costs in fiscal 2018.

•
Operating expenses. Fiscal 2018 operating expenses were 18.6% of net sales compared to 16.0% for the prior year. Throughout fiscal 2018, the division continued to invest in research and development activities to position itself for incremental new product sales and market share gains in future years.

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

•
Sales volume and selling prices. Fiscal 2017 sales increased 13.6% to $105.2 million as compared to $92.6 million in the prior fiscal year. Sales in the OEM and aftermarket channels were up 25.1% and 6.1%, respectively, in fiscal 2017. Fiscal 2017 domestic sales were up 9.9% while international sales were up 24.8%. Higher sales volume, rather than an increase in selling price, was the main driver for these increases.

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

# 24

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Engineered Films’ ability to develop value-added innovative products is expanded by its fabrication, conversion, design-build and installation capabilities.

	For the years ended January 31,
(dollars in thousands)	2018	% change	2017	% change	2016
Net sales	$213,298	53.6%	$138,855	7.3%	$129,465
Gross profit	56,255	91.3%	29,407	17.3%	25,076
Gross margin	26.4%		21.2%		19.4%
Operating expenses	$8,931	38.7%	$6,441	(10.3)%	$7,184
Operating expenses as % of sales	4.2%		4.6%		5.5%
Operating income(a)	$47,324	106.1%	$22,966	28.4%	$17,892
Operating margin	22.2%		16.5%		13.8%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

For fiscal 2018, net sales increased $74.4 million, or 53.6%, to $213.3 million as compared to fiscal 2017. Operating income was $47.3 million, up 106.1% for fiscal 2018 as compared to $23.0 million for fiscal 2017.

For fiscal 2018, fourth quarter net sales increased $21.1 million, or 61.0%, to $55.6 million as compared to $34.5 million in the fiscal 2017 fourth quarter. Operating income was up $6.6 million, or 125.2%, to $11.9 million as compared to $5.3 million in the prior year fourth quarter.

Fiscal 2018 comparative results were primarily driven by the following factors:

•
Market conditions. Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Each of these markets had significant growth in fiscal 2018, with the geomembrane and construction markets growing most significantly. Geomembrane end-market conditions for Engineered Films exhibited significant year-over-year improvement throughout fiscal 2018. U.S. land-based rig counts have increased 34.6% from January 2017 to January 2018. Additionally, as discussed in more detail in Note 6 Acquisitions and Investments in Business and Technologies of the Notes to the Consolidated Financial Statements, Engineered Films acquired the assets of CLI in September 2017. This acquisition enhanced the division's geomembrane market position through extended service and product offerings with the addition of new design-build and installation service components. The acquisition of CLI advanced Engineered Films’ business model into a vertically-integrated, full-service solutions provider for the geomembrane market. CLI contributed $13.1 million in net sales in fiscal 2018. For fiscal 2018, sales into the geomembrane market increased 103.3% year-over-year. The growth in the construction market was driven by delivery of hurricane recovery film. Due to the unusually devastating hurricane season, delivery of hurricane recovery film during fiscal 2018 resulted in sales of $24.2 million. It has been several years since the Company received a substantial increase in demand for hurricane recovery film, and sales of such film are generally less than $2.0 million on an annual basis. For fiscal 2018, sales into the construction market increased 46.8% year-over-year.

•
Sales volume and selling prices. Primary drivers of the increase in net sales were the improved conditions within the geomembrane and industrial markets, the acquisition of CLI, and the delivery of hurricane recovery film, which added $2.3 million, $7.9 million and $15.8 million, in the fourth quarter of fiscal 2018, and $34.9 million, $13.1 million and $24.2 million, in the 2018 full fiscal year, respectively.

•
Gross margin. Fiscal 2018 gross margin was 26.4%, 5.2 percentage points higher than the prior fiscal year. During fiscal 2018 fourth quarter, the gross margin was 26.3% compared to 20.5% in the prior year fourth quarter. The increase for both periods was primarily the result of operational efficiency gains developed throughout the year and higher sales volume that improved capacity utilization and resulted in fixed cost leverage. Due to the existing available capacity of the facilities, the increase in sales volume did not require a commensurate increase in costs in fiscal 2018.

•
Operating expenses. Fiscal 2018 operating expenses, as a percentage of net sales, decreased to 4.2%, from 4.6% in the prior year. Operating expenses increased less than revenues due primarily to continued cost control measures and resulted in a lower percentage of sales year-over-year.

For fiscal 2017, net sales increased $9.4 million, or 7.3%, to $138.9 million as compared to fiscal 2016. Operating income was $23.0 million for fiscal 2017, up 28.4%, as compared to $17.9 million for fiscal 2016.

# 25

For fiscal 2017, fourth quarter net sales increase $9.1 million, or 35.8% to $34.5 million as compared to $25.4 million in the fiscal 2016 fourth quarter. Operating income was up $3.4 million, or 177.3%, to $5.3 million as compared to $1.9 million in the prior year fourth quarter.

Fiscal 2017 comparative results were primarily driven by the following factors:

•
Market conditions. End-market conditions have improved in the geomembrane market in the second half of fiscal 2017 for Engineered Films. U.S. land-based rig counts have increased approximately 17.0% from January 2016 to January 2017. For fiscal 2017, sales into the geomembrane market increased 16.9% year-over-year.

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

Aerostar
Aerostar serves the aerospace/defense, radar and lighter-than-air markets. Aerostar had also provided significant contract manufacturing services in the past, but largely exited this business in fiscal 2016. Aerostar designs and manufactures proprietary products including high-altitude (stratospheric) balloon systems, tethered aerostats, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar pursues product and support services contracts for agencies and instrumentalities of the U.S. and foreign governments.

	For the years ended January 31,
(dollars in thousands)	2018	% change	2017	% change	2016
Net sales	$39,915	17.0%	$34,113	(6.2)%	$36,368
Gross profit	10,608	99.4%	5,319	(32.1)%	7,838
Gross margin	26.6%		15.6%		21.6%
Operating expenses	$6,486	(4.5%)	$6,792	(7.2)%	$7,316
Operating expenses as % of sales	16.2%		19.9%		20.1%
Goodwill and long-lived asset impairment loss	$—		$87		$15,323
Operating (loss) income(a)	4,122	(364.2)%	(1,560)	(89.5)%	(14,801)
Operating margin	10.3%		(4.6)%		(40.7)%
Aerostar net sales, excluding contract manufacturing sales(b)	NMF	NMF	NMF	NMF	$31,667
(a) At the segment level, operating (loss) income does not include an allocation of general and administrative expenses.
(b) Reduction of contract manufacturing was largely completed in fiscal 2016; measure is not meaningful (NMF) for comparisons in subsequent fiscal periods.

Net sales increased 17.0% to $39.9 million from last year’s net sales of $34.1 million. Operating income was $4.1 million, up $5.7 million, compared to the fiscal 2017 operating loss of $1.6 million. Higher sales volume and the absence of inventory write-downs, which lowered prior year results by $2.3 million, drove the improved profitability.

Fiscal 2018 fourth quarter net sales increased $1.0 million, or 11.8%, to $9.8 million. Aerostar's operating income for the fiscal 2018 fourth quarter was essentially break-even. This is down $0.2 million compared with the prior year fourth quarter.

# 26

Fiscal 2018 comparative results were primarily driven by the following factors:

•
Market conditions. Aerostar's markets are subject to significant variability due to government spending and the timing of contract awards. Aerostar is also pioneering new markets with leading-edge applications of its stratospheric balloons and remains in active collaboration with Google on Project Loon. Project Loon is a program to provide high-speed wireless Internet accessibility and telecommunications to rural, remote, and under-served areas of the world. During fiscal 2018 Aerostar had several new contract wins further expanding the market for its stratospheric balloons.

•	Sales volume. The increase was principally driven by higher sales of stratospheric balloons and radar systems.

•
Gross margin. For fiscal 2018, gross margin increased 11.0 percentage points compared to the prior fiscal year. The improved profitability was driven by higher sales volume, and the absence of inventory write-downs, which lowered prior year results by $2.3 million.

•
Operating expenses. Operating expenses as a percentage of net sales decreased 3.7 percentage points compared to prior fiscal year. Fiscal 2018 operating expenses were $6.5 million, or 16.2% of net sales, compared to operating expenses of $6.8 million, or 19.9% of net sales in fiscal 2017.

Fiscal 2017 net sales declined 6.2% to $34.1 million from fiscal 2016 net sales of $36.4 million. Fiscal 2017 operating loss was $1.6 million, up $13.2 million, compared to fiscal 2016 operating loss of $14.8 million. Fiscal 2016 results were impacted by the Vista goodwill and long-lived asset impairments and associated financial impacts. Excluding these Vista related items, adjusted operating income in fiscal 2016 was $1.2 million, compared to an operating loss of $1.6 million for fiscal 2017, a decline of $2.8 million an adjusted basis.

Fiscal 2017 fourth quarter net sales declined $0.2 million, or 2.5%, to $8.8 million compared to fiscal 2016 fourth quarter results. Aerostar reported a fiscal 2017 fourth quarter operating income of $0.2 million, flat compared with the prior year fourth quarter.

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

•
Gross margin. For fiscal 2017, gross margin decreased 6.0 percentage points compared to the prior fiscal year. Fiscal 2017 gross margin decline was primarily driven by lower sales volume and $2.3 million of inventory write-downs related to certain radar systems discussed in more detail in Note 7 Goodwill, Long-lived Assets, and Other Charges of the Notes to the Consolidated Financial Statements, offset somewhat by a $1.3 million reduction in depreciation and amortization expense due to the long-lived asset impairment charges recorded in fiscal 2016.

•
Goodwill and long-lived asset impairment loss. In fiscal 2016, Aerostar recorded a goodwill impairment loss of $11.5 million and a long-lived asset impairment loss of $3.8 million. These impairment charges were recorded in the Vista reporting unit and are described more fully in Note 7 Goodwill, Long-lived Assets, and Other Charges of the Notes to the Consolidated Financial Statements. As also described in Note 7 Goodwill, Long-lived Assets, and Other Charges, a $0.1 million long-lived asset impairment loss was recorded in fiscal 2017 on the Radar asset group. Expense control measures executed throughout fiscal year 2017 reduced operating expenses year-over-year.

•
Operating expenses. Operating expenses as a percentage of net sales was essentially flat year-over-year. Fiscal 2017 operating expenses of $6.8 million were 19.9% of net sales compared to operating expenses of $7.3 million, equivalent to 20.1% of net sales in fiscal 2016.

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

# 27

Corporate Expenses (administrative expenses; other (expense), net; and effective tax rate)

	For the years ended January 31,
(dollars in thousands)	2018	2017	2016
Administrative expenses	$23,553	$19,624	$17,110
Administrative expenses as a % of sales	6.2%	7.1%	6.6%
Other (expense), net	$(184)	$(560)	$(310)
Effective tax rate	30.5%	27.5%	(18.8)%

Administrative expenses increased $3.9 million in fiscal 2018 compared with fiscal 2017. The increase is primarily due to higher head count and incentive compensation, due diligence related expenses for CLI and the evaluation of other acquisition targets, and costs incurred for Project Atlas. Project Atlas is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform. Costs incurred related to Project Atlas were $0.6 million and $0.9 million for the three- and twelve-month periods ended January 31, 2018.

Other (expense), net consists primarily of activity related to the Company's equity investments, interest income, foreign currency transaction gains or losses, amortization of debt issuance costs, and other fees related to the Company's credit facility further described in Note 11 Financing Arrangements of the Notes to the Consolidated Financial Statements. It declined $0.4 million in fiscal 2018 due to a combination of higher interest income and lower amortization expense related to an equity method investment.

The Company's fiscal 2018 effective tax rate was 30.5% compared to 27.5% in the prior year. The difference in the effective tax rate is primarily due to higher pre-tax income in the current year and the recognition of discrete tax expense related to the Company's adoption of ASU 2016-09 in fiscal 2018 as further discussed in Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. This ASU requires that the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur. Additionally, the TCJA, effective January 1, 2018, lowered the Company's U.S. federal statutory tax rate by 1.2 percentage points for the fiscal year. The TCJA reduces the U.S. federal statutory tax rate to 21% for fiscal 2019.

The effective tax rate and other items causing the effective tax rate to differ from the statutory tax rate are more fully described in Note 10 Income Taxes of the Notes to the Consolidated Financial Statements. For fiscal year 2019, the Company expects a consolidated effective tax rate of approximately 21%, excluding discrete items.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing and financing activities beyond the next twelve months. Additionally, the Company has a credit facility of up to $125.0 million with a maturity date of April 15, 2020.

The Company’s cash balances and cash flows were as follows:

	As of January 31,
(dollars in thousands)	2018	2017	2016
Cash and cash equivalents	$40,535	$50,648	$33,782

	For the years ended January 31,
(dollars in thousands)	2018	2017	2016
Cash provided by operating activities	$44,961	$48,636	$44,008
Cash used in investing activities	(25,675)	(4,642)	(11,074)
Cash used in financing activities	(29,721)	(27,151)	(50,684)
Effect of exchange rate changes on cash and cash equivalents	322	23	(417)
Net increase (decrease) in cash and cash equivalents	$(10,113)	$16,866	$(18,167)

# 28

Cash and cash equivalents totaled $40.5 million at January 31, 2018 compared to $50.6 million at January 31, 2017, a decrease of $10.1 million. The decrease from fiscal 2017 year-end was primarily driven by cash outlays for the acquisition of CLI and share repurchases, partially offset by strong operating cash flows.

At January 31, 2018 the Company held cash and cash equivalents of $4.1 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries. As of January 31, 2018, the Company has recorded United States income taxes of $0.3 million on $3.2 million of undistributed earnings from its Canadian and European subsidiaries. As a result of the TCJA, we can repatriate our cumulative undistributed earnings back to the U.S. when needed with minimal U.S. income tax consequences other than the transition tax.  We plan to reinvest our foreign earnings internationally, but will continue to assess if there is a need in the future to bring back a portion of foreign cash which was subject to the transition tax. Our liquidity is not materially impacted by the amount held in accounts outside of the United States as the Company's operating cash flows are primarily driven by U.S. sources.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Cash provided by operating activities was $45.0 million in fiscal 2018 compared with $48.6 million in fiscal 2017. The $3.6 million decrease in operating cash flows year-over-year is primarily due to the increase in net working capital demands.

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

	As of January 31,
(dollars in thousands)	2018	2017	2016
Accounts receivable, net	$58,532	$43,143	$38,069
Plus: Inventories	55,351	42,336	45,839
Less: Accounts payable	13,106	8,467	6,038
Net working capital(a)	$100,777	$77,012	$77,870

Net working capital percentage(b)	26.3%	27.9%	36.9%
(b) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Net working capital percentage is defined as net working capital divided by fourth quarter net sales times four for each of the fiscal years, respectively.

The net working capital percentage decreased from 27.9% at January 31, 2017 to 26.3% at January 31, 2018. The decrease was driven by an increase in accounts payable balances as well as managing inventory levels and receivables terms proactively with the substantial increase in sales versus the prior year. The Company has placed emphasis on managing efficient levels of inventory. Similar emphasis was placed on managing accounts payable terms and to a lesser extent, accounts receivable terms and collections.

Inventory levels decreased from $45.8 million at January 31, 2016 to $42.3 million at January 31, 2017 driven by focused inventory reduction actions in the Applied Technology and Engineered Films divisions as well as the inventory write-downs for certain radar inventory in the third quarter of fiscal 2017. Conversely, inventory levels increased $13.0 million, or 30.7% from $42.3 million at January 31, 2017 to $55.4 million at January 31, 2018. In comparison net sales increased $26.9 million or 39.0% year-over year in the fourth quarter. The increase in inventory was primarily driven by growth in net sales and backlog in the Engineered Films Division, offset somewhat by actions to reduce inventory levels in all three divisions.

Accounts receivable levels increased $5.1 million, or 13.3%, from $38.1 million at January 31, 2016 to $43.1 million at January 31, 2017 due primarily to increased sales volume. Accounts receivable levels increased $15.4 million, or 35.7% from $43.1 million at January 31, 2017 to $58.5 million at January 31, 2018. In comparison net sales increased $26.9 million or 39.0% year-over year in the fourth quarter.

Accounts Payable increased $2.4 million, or 40.2%, year-over-year from $6.0 million at January 31, 2016 to $8.5 million at January 31, 2017, primarily due to improvement in the timing of payments to suppliers. Accounts payable increased $4.6 million, or 54.8% to $13.1 million at January 31, 2018 from $8.5 million at January 31, 2017. This increase was due to improved timing of payments to suppliers, as well as additional purchases of raw materials to support the increase in sales year-over-year.

Investing Activities
Cash used in investing activities totaled $25.7 million in fiscal 2018, $4.6 million in fiscal 2017, and $11.1 million in fiscal 2016. Capital expenditures totaled $12.0 million in fiscal 2018 compared to $4.8 million in fiscal 2017 and $13.0 million in fiscal 2016. The primary drivers of the increase in fiscal 2018 cash outflows were payments related to the acquisition of CLI, as further described in Note 6 Acquisitions of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, and increased capital expenditures. Net capital outlay related to the CLI business acquisition was $13.3 million. There were no businesses acquired in fiscal year 2017 or 2016. Capital expenditures in fiscal year 2018 included $1.7 million for the Pleasanton, Texas facility purchased by Engineered Films in the first quarter. In addition, $3.3 million of costs were capitalized in the fourth quarter for a new extrusion line to expand capacity within the Engineered Films division. The installation of this line will continue throughout most of fiscal 2019.

Fiscal 2017 spending primarily related to maintenance activities. Due to the existing available capacity of the facilities as the result of meaningful capacity additions in prior years, the increase in sales volume in fiscal 2017 did not require capital expenditures for new capacity. Fiscal 2017 also benefited from $1.2 million in cash provided by the disposal of assets, most of which related to selling the Company's idle St. Louis, Missouri facility. There was $2.1 million of cash flows from the disposal of assets in fiscal 2016.

Management anticipates capital spending of approximately $22 million in fiscal 2019. The increase over fiscal 2018 will primarily be driven by installation of a new production line for Engineered Films.

Financing Activities
Financing activities consumed cash of $29.7 million in fiscal 2018 compared with $27.2 million in fiscal 2017 and $50.7 million in fiscal 2016.

Quarterly dividends paid in fiscal 2018 were $18.7 million, or $0.52 per share, compared to $18.8 million, or $0.52 share, in fiscal 2017 and $19.4 million, or $0.52 share, in fiscal 2016.

In fiscal 2016, the Company began to repurchase common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors.  Since that time, the Board has provided additional authorizations bringing the total amount authorized under the plan to $75.0 million at January 31, 2018. The Company paid $10.0 million, $7.7 million and $29.3 million for share repurchases in fiscal 2018, 2017 and 2016, respectively. Approximately $28.0 million of the total authorization is remains available for share repurchases under this plan as of January 31, 2018.

The Company made $0.4 million, $0.4 million, and $0.8 million of acquisition-related contingent liability payments related to the Vista and SBG acquisitions in fiscal 2018, 2017, and 2016, respectively.

During fiscal 2016, the Company paid $0.5 million of debt issuance costs associated with the Credit Agreement discussed further in Note 11 Financing Arrangements of the Notes to the Consolidated Financial Statements and below. No debt issuance costs were paid during fiscal 2018 or fiscal 2017. No borrowings or repayment have occurred on the Credit Agreement during any of fiscal periods reported.

Financing cash outflows included $0.2 million, $0.3 million and $0.5 million, of employee taxes in relation to the net settlement of restricted stock units (RSUs) that vested during fiscal years 2018, 2017 and 2016, respectively.

Other Liquidity and Capital Resources
The Company entered into a credit facility on April 15, 2015 (Credit Agreement) which provides for a syndicated senior revolving credit facility up to $125.0 million with a maturity date of April 15, 2020. This Credit Agreement is more fully described in Note 11 Financing Arrangements of the Notes to the Consolidated Financial Statements. There were no borrowings outstanding for any of the fiscal periods covered by this Form 10-K. Availability under the Credit Agreement for borrowings as of January 31, 2018 was $124.0 million.

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

Letters of credit (LOC) totaling $1.1 million and $0.5 million were outstanding at January 31, 2018 and 2017. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

The Company launched a company-wide initiative during the third quarter of fiscal 2018 called Project Atlas. This is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform. This investment will drive efficiencies across the enterprise, enable faster integration of future acquisitions, automate a significant portion of internal controls, and enhance the enterprise’s execution of its long-term growth strategy. Project Atlas is expected to take approximately three years to complete and cost between $8 and $10 million. The company recognized $0.6 million and $0.9 million of expenses for Project Atlas in the three- and twelve-month periods ended January 31, 2018. Project Atlas spending is expected to be approximately $1 million per quarter in fiscal year 2019.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of January 31, 2018, the Company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment, capital lease obligations and unconditional purchase obligations, primarily for raw materials. Additionally, the Company's known off-balance sheet debt and other unrecorded obligations at January 31, 2018 are listed in the table below.

(dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit facility(a)	$485	$211	$274	$—	$—
Capital lease obligations	528	237	259	32	—
Operating leases	6,655	2,012	3,705	938	—
Unconditional purchase obligations	33,874	33,874	—	—	—
Postretirement benefits(b)	18,066	313	655	688	16,410
Acquisition-related contingent payments(c)	3,835	1,278	2,518	39	—
Uncertain tax positions(d)	2,634	—	—	—	—
	$66,077	$37,925	$7,411	$1,697	$16,410
(a)	Amounts reflect administrative and unborrowed capacity fees under the credit facility described below.
(b)	Postretirement benefit amounts represent expected payments on the accumulated postretirement benefit obligation before it is discounted.
(c)
Amounts reflect the expected future earn-out payments related to the acquisitions of CLI, SBG, and Vista. These amounts also reflect the Vista employee bonus pool payments which are separate from the acquisition earn-out payments. Actual payments on these obligations may vary from the expected amounts since the total payment amount due depends upon certain future conditions. See below for further detail on the specific obligations.

(d)	See below for further details on specific obligations.

Credit facility
The Company's credit facility, the Credit Agreement dated as of April 15, 2015 among Raven Industries, Inc., JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement), provides for a syndicated senior revolving credit facility up to $125.0 million with a maturity date of April 15, 2020. The loan proceeds may be utilized by Raven for strategic business purposes such as acquisitions and for working capital needs.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees of $0.2 million.

Capital lease obligations
Related to the fiscal year 2018 asset acquisition of CLI further described in Note 6 Acquisition of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements, the Company has future obligations for a fleet of vehicles held under capital leases to support Engineered Film's new design-build and installation service capabilities.

Operating Leases
The Company leases certain vehicles, equipment, and facilities under operating leases. These future obligations primarily support Applied Technology's precision agriculture products and international sales efforts and Aerostar's defense, radar and lighter-than-air markets.

Unconditional purchase obligations
Unconditional purchase obligations consist of those for inventory and other obligations that arise in the normal course of business operations. The majority of these obligations are related to the Applied Technology and Engineered Films divisions and arise from the purchase of raw materials inventory.

Postretirement Benefit Obligation,
In fiscal 2016, the Company eliminated this benefit and obligation for all of its senior executive officers and their spouses except two officers with over 20 years of service. At January 31, 2018 two active participants and 15 retiree participants and their spouses remain eligible to receive postretirement medical and other benefits for their lifetimes. This benefit obligation is unfunded and is further described in Note 8 Employee Postretirement Benefits of the Notes to the Consolidated Financial Statements.

Acquisition-related obligations
The Company has future obligations for earn-out payments associated with the acquisition of Vista completed in fiscal 2012, SBG completed in fiscal 2015 and CLI completed in fiscal 2018. The total liability recorded on the Consolidated Balance Sheet as of January 31, 2018 related to these future obligations was $3.0 million, of which $1.0 million was classified as "Accrued liabilities" and $2.0 million as "Other liabilities." These liabilities represent the present value of earn-out payments classified as consideration at the acquisition date. In the recent CLI acquisition, the Company entered into a contingent earn-out agreement, not to exceed $2.0 million. The earn-out is paid annually for 3 years after the purchase date, contingent upon achieving certain revenues and operational synergies. Specific to the SBG acquisition, the Company may pay up to $2.5 million in additional earn-out payments calculated and paid quarterly over 10 years contingent upon SBG achieving certain revenues. Specific to the Vista acquisition, the Company agreed to pay additional contingent consideration not to exceed $15.0 million, based upon earn-out percentages on specific revenue streams until January 31, 2019. In a transaction separate from the Vista acquisition but related to Vista, the Company agreed to a revenue-based bonus pool, also not to exceed $15.0 million, which is accrued as the specific revenue stream is recorded using those same earn-out percentages over the same time period.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $2.6 million at January 31, 2018. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or applicable tax year is no longer subject to examination by the tax authorities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that require the application of especially challenging, subjective, or complex judgment when valuing assets and liabilities on the Company's balance sheet. These policies and estimates are discussed below because a fluctuation in actual results versus expected results could materially affect operating results and because the policies require significant judgments and estimates to be made. Accounting related to these policies is initially based on best estimates at the time of original entry in the accounting records. Adjustments are periodically recorded when the Company's actual experience differs from the expected experience underlying the estimates. These adjustments could be material if experience were to change significantly.

Inventory Reserves
The Company estimates inventory valuation each quarter. Typically, when a product reaches the end of its lifecycle, inventory is utilized more slowly or alternative uses for the product are explored. Management uses its manufacturing resources planning data to help determine if inventory is slow-moving or has become obsolete due to an engineering change. The Company closely reviews items that have balances in excess of the forecasted requirements, or that have been dropped from production requirements. Despite these reviews, technological or strategic decisions made by management or the Company's customers may result in unexpected excess material. Further, a decline in the market demand for the Company's products may also result in write-down of inventory balances. The Company assesses current and expected selling prices in determining if inventory balances should be written down to net realizable value. In every Raven operating unit, management must manage obsolete inventory risk. The accounting judgment ultimately made is an evaluation of the success that management will have in controlling inventory risk and mitigating the impact of obsolescence when it does occur.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and has been earned. Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured, and shipment or delivery has occurred (depending on the terms of the sale) or services have been rendered. The Company sells directly to customers or distributors who incur the expense and commitment for any post-sale obligations beyond stated warranty terms. Estimated returns, sales allowances, or warranty charges are recognized upon shipment of a product.

Long-lived Assets Impairment
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

In the quantitative analysis of the long-lived and intangible asset, the book value of the asset is compared to the undiscounted cash flows supporting the value of the asset. Projecting undiscounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in net working capital, and allocations of certain costs.

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

During the first quarter of fiscal 2018, the Company determined that the customer relationship intangible asset related to the Company's equity method investment in Ag Eagle, further described in Note 7 Goodwill, Long-lived assets and Other Charges of the Notes to the Consolidated Financial Statements included in Item 8 of this form 10-K, was fully impaired. The total impairment loss related to this intangible asset was $0.3 million and is reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the twelve-month period ended January 31, 2018.
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
For the two asset groups associated with the Vista reporting unit (CP and Radar), using the sum of the undiscounted cash flows associated with each of the asset groups, a quantitative test was performed for each asset group. The undiscounted cash flows for the CP asset group exceeded the carrying value of the long-lived assets and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets. In the Step 2 impairment analysis, the fair value determined was allocated to the assets and liabilities of the Radar asset group. The resulting implied fair value of the Radar asset group long-lived assets was $0.1 million compared to the carrying value of $3.9 million for the asset group. The shortfall of $3.8 million was recorded in the fiscal 2016 third quarter as an impairment charge to operating income reported as "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income. Of the total long-lived asset impairment of $3.8 million, $3.2 million was related to amortizable intangible assets related to radar technology and radar customers, $0.5 million was related to property, plant, and equipment, and $0.1 million was related to patents.

Goodwill Impairment
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

In step one of the goodwill impairment analysis (quantitative analysis), the fair value of each reporting unit is determined using a discounted cash flow analysis. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in net working capital, and the appropriate discount rate.
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
For goodwill impairment tests prior to fiscal 2018, the estimated fair value of the reporting unit was then compared with the book value of its net assets. If the estimated fair value of the reporting unit was less than the book value of the net assets of the reporting unit, an impairment loss was possible and a more refined measurement of the impairment loss takes place. This is the second step of the goodwill impairment testing (Step 2), in which management may use market comparisons and recent transactions to assign the fair value of the reporting unit to all of the assets and liabilities of that unit. The valuation methodologies in both steps of goodwill impairment testing use significant estimates and assumptions. Management evaluates the merits of each significant assumption and the overall basket of assumptions used to determine the fair value of the reporting unit.
In the fiscal 2018 first quarter, the Company early adopted Accounting Standards Update (ASU) No. 2017-04 (issued by the Financial Accounting Standards Board (FASB) in January 2017), "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (ASU 2017-04) on a prospective basis. This ASU removed Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amendment is applied on a prospective basis, and as such Step 2 was applied as appropriate in fiscal 2017 and 2016.

During fiscal 2018 there were no triggering events with respect to any of the Company's reporting units. Based on the Company’s annual qualitative assessment for the Applied Technology and the Engineered Films reporting unit, the Company determined a quantitative analysis was not necessary for fiscal 2018. For the Aerostar reporting unit, the Company determined the excess of the fair value of the reporting unit over its carrying value in the previous year's annual impairment assessment was not significant enough based on the current macroeconomic conditions to perform a qualitative analysis. As such, the Company performed a quantitative analysis for the annual impairment assessment of the Aerostar reporting unit. In determining the estimated fair value of the Aerostar reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. This analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the net book value by approximately $12 million, or approximately 41%. No goodwill impairment losses were recorded for fiscal year 2018.
The discount rate and terminal growth rate used in determination of the fair value were 13.0% and 3.0%, respectively. Using the discount rate and terminal growth rate to illustrate sensitivity on this estimated fair value, a one-half percentage point increase in the discount rate or a one-half percentage point decrease in the terminal growth rate would have reduced the fair value of the Aerostar reporting unit by $1.5 million and $0.5 million, respectively.
During fiscal 2017, there were no triggering events with respect to the Applied Technology or Engineered Films reporting units. Based on the Company’s annual impairment assessment (Step 0) for the Applied Technology reporting unit, no quantitative or Step 2 analysis were determined to be necessary for fiscal 2017. The Company determined that there was a triggering event with respect to the Aerostar reporting unit in the third quarter, which resulted in a goodwill impairment test. The Company also completed a quantitative analysis during the annual goodwill impairment process on the Engineered Films and Aerostar reporting units. The annual impairment analysis indicated that the fair value of Engineered Films and Aerostar reporting units exceeded their carrying value by approximately $105 million and $9 million, or approximately 90% and 30%, respectively. No goodwill impairment losses were recorded for fiscal year 2017.
In fiscal 2016, the Company determined that there were triggering events with respect to the Engineered Films reporting unit in the second quarter and the Vista reporting unit in the third quarter, each of which resulted in goodwill impairment tests. The second quarter Engineered Films analysis indicated that the estimated fair value of the reporting unit exceeded the net book value by approximately $51 million, or approximately 37%. However, the results of the Vista reporting unit quantitative goodwill impairment testing as of October 31, 2015 indicated that the fair value of the Vista reporting unit was below its carrying value. Accordingly, the Company performed the Step 2 test and concluded the goodwill of the Vista reporting unit was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $11.5 million in the third quarter of fiscal 2016 as "Goodwill impairment loss" in the Consolidated Statements of Income and Comprehensive Income.

ACCOUNTING PRONOUNCEMENTS

See Note 1 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K for a summary of recent accounting pronouncements.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future, not past or historical events. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may," "plans," "should," "estimate," "would," "will," "predict," "project," "potential," and similar expressions are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act.

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions when made, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in raw material availability, commodity prices, competition, technology or relationships with the Company's largest customers, risks and uncertainties relating to development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and net working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, risks of litigation, as well as other risks described in Item 1A., Risk Factors, of this Annual Report on Form 10-K. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. The Company's only outstanding debt as of January 31, 2018 is an immaterial amount of capital lease obligations. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $4.1 million and $2.3 million at January 31, 2018 and 2017, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

# 36

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

		Page
Management's Report on Internal Control Over Financial Reporting		38
Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP		39
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP		40
Consolidated Financial Statements
	Consolidated Balance Sheets	41
	Consolidated Statements of Income and Comprehensive Income	42
	Consolidated Statements of Shareholders' Equity	43
	Consolidated Statements of Cash Flows	44
	Notes to Consolidated Financial Statements	45
Quarterly Information (Unaudited) - included in Item 5		14

# 37

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

Management has assessed effectiveness of the Company's internal control over financial reporting as of January 31, 2018. In making its assessment of effectiveness of internal control over financial reporting, management used the criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, we concluded that, as of January 31, 2018, the Company's internal control over financial reporting was effective at a reasonable assurance level.

The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ DANIEL A. RYKHUS	/s/ STEVEN E. BRAZONES
Daniel A. Rykhus	Steven E. Brazones
President and Chief Executive Officer	Vice President and Chief Financial Officer

March 23, 2018

# 38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Raven Industries, Inc. and subsidiaries (the "Company") as of January 31, 2018, the related consolidated statement of income and comprehensive income, consolidated statement of shareholder’s equity, consolidated statement of cash flows, and the related notes and the schedules listed in the Index at Item 15 for the fiscal year then ended (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of their operations and their cash flows for the year in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying managements report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 23, 2018

We have served as the Company's auditor since 2017.

# 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Raven Industries, Inc.

In our opinion, the consolidated balance sheet as of January 31, 2017 and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the two years in the period ended January 31, 2017 present fairly, in all material respects, the financial position of Raven Industries, Inc. and its subsidiaries as of January 31, 2017, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended January 31, 2017 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 31, 2017

# 40

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per-share amounts)

	As of January 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$40,535	$50,648
Accounts receivable, net	58,532	43,143
Inventories	55,351	42,336
Other current assets	5,861	2,689
Total current assets	160,279	138,816

Property, plant and equipment, net	106,280	106,324
Goodwill	46,710	40,649
Amortizable intangible assets, net	10,584	12,048
Other assets	2,950	3,672
TOTAL ASSETS	$326,803	$301,509

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,106	$8,467
Accrued liabilities	21,946	18,055
Other current liabilities	1,890	1,860
Total current liabilities	36,942	28,382

Other liabilities	13,795	13,696

Commitments and contingencies (see Note 12)

Raven Industries, Inc. shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,124 and 67,060, respectively	67,124	67,060
Paid-in capital	59,143	55,795
Retained earnings	252,772	230,649
Accumulated other comprehensive loss	(2,573)	(3,676)
Less treasury stock at cost, 31,332 and 30,984 shares, respectively	(100,402)	(90,402)
Total Raven Industries, Inc. shareholders' equity	276,064	259,426
Noncontrolling interest	2	5
Total shareholders' equity	276,066	259,431
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$326,803	$301,509

The accompanying notes are an integral part of the consolidated financial statements.

# 41

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2018	2017	2016
Net sales	$377,317	$277,395	$258,229
Cost of sales	255,752	199,205	191,255
Gross profit	121,565	78,190	66,974

Research and development expenses	16,936	16,312	14,686
Selling, general and administrative expenses	45,200	33,378	32,574
Goodwill impairment loss	—	—	11,497
Long-lived asset impairment loss	259	87	3,826
Operating income	59,170	28,413	4,391

Other (expense), net	(184)	(560)	(310)
Income before income taxes	58,986	27,853	4,081

Income tax expense (benefit)	17,967	7,661	(767)
Net income	41,019	20,192	4,848

Net (loss) income attributable to the noncontrolling interest	(3)	1	72

Net income attributable to Raven Industries, Inc.	$41,022	$20,191	$4,776

Net income per common share:
─ Basic	$1.14	$0.56	$0.13
─ Diluted	$1.13	$0.56	$0.13

Comprehensive income:
Net income	$41,019	$20,192	$4,848

Other comprehensive income (loss):
Foreign currency translation	1,234	50	(729)
Postretirement benefits, net of income tax (expense) benefit of $44, $129, and $(1,620), respectively	(131)	(225)	3,077
Other comprehensive income (loss), net of tax	1,103	(175)	2,348

Comprehensive income	42,122	20,017	7,196

Comprehensive (loss) income attributable to noncontrolling interest	(3)	1	72

Comprehensive income attributable to Raven Industries, Inc.	$42,125	$20,016	$7,124
The accompanying notes are an integral part of the consolidated financial statements.

# 42

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non-controlling Interest	Total Equity
			Shares	Cost
Balance January 31, 2015	$66,947	$53,237	28,897	$(53,362)	$244,180	$(5,849)	$305,153	$84	$305,237
Net income	—	—	—	—	4,776	—	4,776	72	4,848
Other comprehensive income (loss), net of income tax	—	—	—	—	—	2,348	2,348	—	2,348
Cash dividends ($0.52 per share)	—	169	—	—	(19,513)	—	(19,344)	—	(19,344)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(82)	(82)
Share issuance costs related to fiscal 2015 business combination	—	(15)	—	—	—	—	(15)	—	(15)
Shares issued on stock options exercised, net of shares withheld for employee taxes	7	(54)	—	—	—	—	(47)	—	(47)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(510)	—	—	—	—	(458)	—	(458)
Shares repurchased	—	—	1,603	(29,338)	—	—	(29,338)	—	(29,338)
Share-based compensation	—	2,311	—	—	—	—	2,311	—	2,311
Income tax impact related to share-based compensation	—	(1,231)	—	—	—	—	(1,231)	—	(1,231)
Balance January 31, 2016	67,006	53,907	30,500	(82,700)	229,443	(3,501)	264,155	74	264,229
Net income	—	—	—	—	20,191	—	20,191	1	20,192
Other comprehensive income, net of income tax	—	—	—	—	—	(175)	(175)	—	(175)
Cash dividends ($0.52 per share)	—	216	—	—	(18,985)	—	(18,769)	—	(18,769)
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	—	(70)	(70)
Director shares issued	19	(19)	—	—	—	—	—	—	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	35	(291)	—	—	—	—	(256)	—	(256)
Shares repurchased	—	—	484	(7,702)	—	—	(7,702)	—	(7,702)
Share-based compensation	—	3,071	—	—	—	—	3,071	—	3,071
Income tax impact related to share-based compensation	—	(1,089)	—	—	—	—	(1,089)	—	(1,089)
Balance January 31, 2017	67,060	55,795	30,984	(90,402)	230,649	(3,676)	259,426	5	259,431
Net income	—	—	—	—	41,022	—	41,022	(3)	41,019
Other comprehensive income, net of income tax	—	—	—	—	—	1,103	1,103	—	1,103
Cash dividends ($0.52 per share)	—	214	—	—	(18,899)	—	(18,685)	—	(18,685)
Director shares issued	26	(26)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	21	(311)	—	—	—	—	(290)	—	(290)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	17	(254)	—	—	—	—	(237)	—	(237)
Shares repurchased	—	—	348	(10,000)	—	—	(10,000)	—	(10,000)
Share-based compensation	—	3,725	—	—	—	—	3,725	—	3,725
Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
The accompanying notes are an integral part of the consolidated financial statements.

# 43

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$41,019	$20,192	$4,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,743	13,169	13,856
Amortization of intangible assets	2,059	2,267	3,280
Goodwill impairment loss	—	—	11,497
Long-lived asset impairment loss	259	87	3,826
Change in fair value of acquisition-related contingent consideration	457	36	(1,488)
Loss (income) from equity investments	114	72	(83)
Deferred income taxes	(787)	307	(6,039)
Share-based compensation expense	3,725	3,071	2,311
Other operating activities, net	2,053	2,390	2,112
Change in operating assets and liabilities	(16,681)	7,045	9,888
Net cash provided by operating activities	44,961	48,636	44,008

INVESTING ACTIVITIES:
Capital expenditures	(12,011)	(4,796)	(13,046)
Proceeds (payments) related to business acquisitions	(13,267)	—	351
Maturities of investments	250	250	250
Purchases of investments	(273)	(750)	(250)
(Disbursements) proceeds from settlement of liabilities, sale of assets	(333)	1,188	2,124
Other investing activities, net	(41)	(534)	(503)
Net cash used in investing activities	(25,675)	(4,642)	(11,074)

FINANCING ACTIVITIES:
Dividends paid	(18,685)	(18,839)	(19,426)
Payments for common shares repurchased	(10,000)	(7,702)	(29,338)
Payment of acquisition-related contingent liabilities	(408)	(354)	(814)
Debt issuance costs paid	—	—	(548)
Restricted stock units vested and issued	(237)	(256)	(458)
Employee stock option exercises net of tax benefit	(290)	—	(85)
Other financing activities, net	(101)	—	(15)
Net cash used in financing activities	(29,721)	(27,151)	(50,684)
Effect of exchange rate changes on cash	322	23	(417)
Net increase (decrease) in cash and cash equivalents	(10,113)	16,866	(18,167)
Cash and cash equivalents at beginning of year	50,648	33,782	51,949
Cash and cash equivalents at end of year	$40,535	$50,648	$33,782

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

Noncontrolling Interest
Noncontrolling interests represent capital contributions, income and loss attributable to the owners of less than wholly-owned and consolidated entities. The Company owns 75% of a business venture to pursue potential product and support services contracts for agencies and instrumentalities of the United States government. The business venture, Aerostar Integrated Systems (AIS), is included in the Aerostar business segment. No capital contributions have been made by the noncontrolling interest since the initial capitalization in fiscal year 2012. Given the Company's controlling financial interest, the accounts of the business venture have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture.

Equity Investments
In February 2016, the Applied Technology Division acquired an interest of approximately 5% in Ag-Eagle Aerial Systems, Inc. (AgEagle).

AgEagle is considered a variable interest entity (VIE) and the Company’s equity ownership interest in AgEagle is considered a variable interest. The Company accounts for its investment in AgEagle under the equity method of accounting as the Company has the ability to exercise significant influence over the operating policies of AgEagle through the Company's representation on AgEagle's Board of Directors and the exclusive distribution agreement between the companies discussed in Note 6 Acquisitions of and Investments in Businesses and Technologies. However, the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb the majority of the losses or the right to receive the majority of the benefits of the VIE.

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

# 45

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

Cash and Cash Equivalents
The Company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking, money market, and savings accounts. Certificates of deposit that mature in over 90 days but less than one year are considered short-term investments. Certificates of deposit that mature in one year or more are considered to be other long-term assets and are carried at cost. The Company held cash and cash equivalents in accounts outside the United States of $4,101 and $2,281 as of January 31, 2018 and 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and are considered past due based on invoice terms. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses. This is based on historical write-off experience by segment and an estimate of the collectability of past due accounts. Unbilled receivables arise when revenues have been earned, but not billed, and are related to differences in timing. Unbilled receivables were not material as of January 31, 2018 or 2017.

Inventory Valuation
Inventories are carried at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Prior to adopting ASU 2015-11 "Inventory (Topic 330) Simplifying the Measurement of Inventory" in fiscal 2018, inventories were carried at the lower of cost or market.

Pre-Contract Costs
From time to time, Pre-contract costs incurred, excluding start-up costs which are expensed as incurred, are deferred to the balance sheet and included in "Inventories." if the Company determines that it is probable it will be awarded the specific anticipated contract. Deferred pre-contract costs are periodically reviewed and assessed for recoverability under the contract. Write-offs of pre-contract costs are charged to cost of sales when it becomes probable that such costs will not be recoverable. No pre-contract costs were included in "Inventories" at January 31, 2018 or 2017.

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

# 46

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
Goodwill
The Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Goodwill is allocated to the reporting units that are expected to benefit from the synergies of the business combination. Acquisition earn-out payments are accrued at fair value as of the purchase date and payments reduce the accrual without affecting goodwill. Any change in the fair value of the contingent consideration after the acquisition date is recognized in "Cost of sales" in the Consolidated Statements of Income and Comprehensive Income.

Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are performed at the reporting unit level. A qualitative impairment assessment over relevant events and circumstances may be assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If events and circumstances indicate the fair value of a reporting unit may be less than its carrying value, then the fair values are estimated based on discounted cash flows and are compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, a goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. Prior to adopting ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" in fiscal 2018 first quarter, the Company recognized a goodwill impairment loss for the amount that the carrying value of the reporting unit exceeded the reporting unit's implied fair value of the goodwill. The impact of adopting this new guidance is further described below in the Accounting Pronouncements - Accounting Standards Adopted.

# 47

(Dollars in thousands, except per-share amounts)

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

Litigation and Contingencies
We recognize legal costs as an expense in the period incurred. The Company is involved as a defendant in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of business, some of which allege substantial monetary damages. We accrue for any loss contingencies when losses become probable and are reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. Amounts recovered by insurance are recognized when they are realized.

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and has been earned. Revenue is recognized when there is persuasive evidence of an arrangement, the sales price is determinable, collectability is reasonably assured, and shipment or delivery has occurred (depending on the terms of the sale) or services have been rendered. The Company sells directly to customers or distributors who incur the expense and commitment for any post-sale obligations beyond stated warranty terms. Estimated returns, sales allowances, or warranty charges are recognized upon shipment of a product.

Certain contracts contain provisions for incentive payments that the Company may receive based on performance criteria related to product design, development and production standards. Revenue related to the incentive payments is recognized when ultimate realization by the Company is assured.

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

# 48

(Dollars in thousands, except per-share amounts)

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

Income Taxes
Deferred income taxes reflect future tax effects of temporary differences between the tax and financial reporting basis of the Company's assets and liabilities measured using enacted tax laws and statutory tax rates applicable to the periods when the temporary differences will affect taxable income. When necessary, deferred tax assets are reduced by a valuation allowance to reflect realizable value. All deferred tax balances are reported as long-term on the Consolidated Balance Sheets. Accruals are maintained for uncertain tax positions.

Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2018 first quarter, the Company early adopted Accounting Standards Update (ASU) No. 2017-04 (issued by the Financial Accounting Standards Board (FASB) in January 2017), "Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" (ASU 2017-04) on a prospective basis. This ASU removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Under the new guidance, a goodwill impairment will be measured as the amount by which a reporting unit’s carrying value exceeds its fair value. The amount of any impairment may not exceed the carrying amount of goodwill. The amendments should be applied on a prospective basis. As discussed in Note 7 Goodwill, Long-lived Assets, and Other Intangibles, management determined no triggering events had occurred for any of its three reporting units in fiscal 2018 and the Company's annual fourth quarter impairment testing did not result in a goodwill impairment loss being recorded; therefore, the early adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the twelve-month period ended January 31, 2018.

In the fiscal 2018 first quarter when it became effective, the Company adopted FASB ASU 2016-09 (issued in March 2016), "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09). ASU 2016-09 amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as discrete income tax expense or benefit in the income statement in the reporting period in which they occur. This guidance also requires that all tax-related cash flows resulting from share-based awards be disclosed as operating cash flows in the statement of cash flows and that cash paid to taxing authorities on the behalf of employees for withheld shares be classified as a financing activity in the statement of cash flows. Finally, this ASU allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current GAAP, or account for forfeitures when they occur. The Company accounts for forfeitures as they occur. The Company is prospectively recognizing excess tax benefits or deficits on vesting or settlement of awards, when they occur, as a discrete income tax benefit or expense instead of as additional paid-in capital as required under previous guidance. This change to the Company's accounting policies resulted in recognition of income tax expense of $692, or $0.02 per diluted share, for the twelve-month period ended January 31, 2018. These tax-related cash flows are now classified within operating activities. The Company classifies tax payments made to taxing authorities on the employee's behalf for withheld shares as a financing activity on the statement of cash flows, as such the adoption of this guidance had no impact. Under the new guidance, excess tax benefits are no longer included in assumed proceeds under the treasury stock method of calculating earnings per share. The increase in incremental shares used in the weighted average diluted shares calculation was not material to the Company's diluted earnings per share calculation.

In the fiscal 2018 first quarter when it became effective, the Company adopted the FASB ASU No. 2015-11 (issued in July 2015), "Inventory (Topic 330) Simplifying the Measurement of Inventory" (ASU 2015-11) on a prospective basis. The amendments in ASU 2015-11 clarify that an entity should measure inventory within the scope of this update at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Substantial and unusual losses that result from subsequent measurement of inventory should be disclosed in the financial statements. Previously the Company reported its inventory at the lower of cost or market. Market was defined as replacement cost with a ceiling of net realizable value and a floor of net realizable value less a normal profit margin. The Company evaluates its inventory in all three reporting segments quarterly to determine if cost exceeds net

# 49

(Dollars in thousands, except per-share amounts)

realizable value and records a write-down, if necessary. The adoption of this guidance did not have any impact on the consolidated financial statements or the results of operations as of and for the twelve-month period ended January 31, 2018.

New Accounting Standards Not Yet Adopted
In February 2018, the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02). The amendments in this guidance allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and will improve the usefulness of information reported. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments in this update may be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. The Company is evaluating the impact the adoption of this guidance will have on the stranded tax effects in accumulated other comprehensive income related to the Company's postretirement benefit plan.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09). The guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards as equity instruments or as liability instruments are the same immediately before and after the modification to the award. The guidance is effective for annual periods, including interim periods, in fiscal years beginning after December 15, 2017. Early adoption is permitted and the amendments should be applied prospectively to an award modified on or after the adoption date. The Company currently has no plans to modify any of its outstanding awards. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statements, results of operations, and disclosures.

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

In February 2017, the FASB issued ASU No. 2017-05, "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets" (ASU 2017-05). Subtopic 610-20 was issued as part of the new revenue standard. It provides guidance for recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. The new guidance defines “in substance nonfinancial assets,” unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The amendments are effective for annual periods beginning after December 15, 2017 with early adoption permitted. Transition can use either the full retrospective approach or the modified retrospective approach. The Company does not expect the adoption of this guidance will have a significant impact on its consolidated financial statements, results of operations, and associated disclosures.

In November 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16). Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The amendments in ASU 2016-16 are effective for fiscal years beginning

# 50

(Dollars in thousands, except per-share amounts)

after December 15, 2017, and interim periods within those fiscal years. The Company can early adopt ASU 2016-16, but earlier adoption must be in the first quarter of the fiscal year. The amendments in ASU 2016-16 will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect the adoption of this guidance will have significant impact on its consolidated financial statements, results of operations, and associated disclosures.

In August 2016 the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). The new guidance clarifies eight cash flow classification issues where current GAAP was either unclear or had no specific guidance. The new standard is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. All entities may elect to early adopt ASU 2016-15 in any interim period. If an entity early adopts it must adopt all eight of the amendments in the same period and if early adopted in an interim period any adjustments should be reflected as of the beginning of the year. The amendments in ASU 2016-15 will be applied using the modified retrospective transition method for each period presented. The specific classification issues clarified in the guidance either are not applicable to the Company or are consistent with how the Company currently classifies them, therefore the Company does not expect the adoption of this guidance will have a significant impact on the classification of these specific items in its Consolidated Statements of Cash Flows.

In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company is in the initial stages of evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures which will include recognizing a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term.

In January of 2016, the FASB issued ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The updated accounting guidance requires changes to the reporting model for financial instruments. The amendments in this guidance supersede the guidance to classify equity securities with readily determinable fair values into different categories (that is, trading or available-for sale) and require equity securities (including other ownership interests, such as partnerships, unincorporated joint ventures, and limited liability companies to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The amendments also require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or in the accompanying notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Since the securities held at the time of adoption that are in scope under this new guidance will be immaterial in amount, the Company does not expect the adoption of this guidance and the subsequent changes to Subtopic 825-10 in ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," will have a significant impact to the Company's financial statements, results of operations, and disclosures.

In May 2014 the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, "Revenue

# 51

(Dollars in thousands, except per-share amounts)

Recognition," and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, companies will need to use more judgment and make more estimates than under the current guidance. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB approved a one-year deferral of the effective date (ASU 2015-14) and the standard is now effective for the Company for fiscal 2019 and interim periods therein. The guidance may be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In addition, FASB has amended Topic 606 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 606 are the same as ASU 2014-09. The Company has completed its assessment of the impact that the standard will have on revenue recognition. The Company has reviewed contracts for all material revenue streams across the Company's three divisions, held discussions with key stakeholders, and assessed potential impacts on the Company’s consolidated financial statements, results of operations, disclosures, and internal controls over financial reporting. The Company currently recognizes a significant majority of its revenue across all three divisions at a point-in-time with some exceptions that are recognized over time. These exceptions primarily relate to certain revenue streams within the Aerostar Division and installation sales within the Engineered Films Division. Management has determined that this will remain materially consistent upon adoption of the new standard, but has identified a few exceptions within the Aerostar Division and the Engineered Films Division for which revenue recognition will change from point-in-time to over time. As such, in these limited instances revenue may be recognized sooner than it had been in prior years under previously applicable accounting guidance. While these limited differences have been identified, due to the timing of activities under these revenue streams no adjustment to beginning retained earnings will be necessary upon adoption. Additionally, the Company will make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company will adopt this guidance in the first quarter of fiscal 2019 using the modified retrospective approach.

# 52

(Dollars in thousands, except per-share amounts)

NOTE 2	SELECTED BALANCE SHEET INFORMATION

Following are the components of selected balance sheet items:

	As of January 31,
	2018(a)	2017(a)
Accounts receivable, net:
Trade accounts	$59,510	$43,834
Allowance for doubtful accounts	(978)	(691)
	$58,532	$43,143
Inventories:
Finished goods	$8,054	$5,438
In process	961	2,288
Materials	46,336	34,610
	$55,351	$42,336
Other current assets:
Insurance policy benefit	$759	$802
Federal income tax receivable	1,397	604
Prepaid expenses and other	3,705	1,283
	$5,861	$2,689
Property, plant and equipment, net:
Assets held for use and assets held for sale(a):
Land	$3,234	$3,054
Buildings and improvements	80,299	77,817
Machinery and equipment	149,847	142,471
Accumulated depreciation	(127,523)	(117,018)
	$105,857	$106,324

Property, plant and equipment subject to capital leases:
Machinery and equipment	488	—
Accumulated amortization for capitalized leases	(65)	—
	423	—
	$106,280	$106,324
Other assets:
Equity investments	$1,955	$2,371
Deferred income taxes	19	18
Other	976	1,283
	$2,950	$3,672
Accrued liabilities:
Salaries and related	$9,409	$6,286
Benefits	4,225	3,960
Insurance obligations	1,992	2,400
Warranties	1,163	1,547
Income taxes	226	498
Other taxes	1,880	1,540
Acquisition-related contingent consideration	1,036	445
Other	2,015	1,379
	$21,946	$18,055
Other liabilities:
Postretirement benefits	$8,264	$8,054
Acquisition-related contingent consideration	2,010	1,397
Deferred income taxes	615	1,421
Uncertain tax positions	2,634	2,610
Other	272	214
	$13,795	$13,696

(a) The amount of assets and liabilities held for sale as of January 31, 2018 are separately disclosed in Note 3 - Assets Held For Sale in Item 8 of this Form 10-K. There were no assets or liabilities held for sale as of January 31, 2017.

# 53

(Dollars in thousands, except per-share amounts)

NOTE 3	ASSETS HELD FOR SALE

Aerostar
The Company continually analyzes its product and service offerings to ensure we serve market segments with attractive near- and long-term growth prospects that are consistent with our core capabilities. Through this continued evaluation, the Company's Aerostar segment finalized a plan ("the Plan") to actively market the sale of its client private and radar product lines, each of which it has determined constitutes a business. During the second quarter of fiscal 2018 the Company determined that it was probable that these product lines would be sold within one year.
During the fourth quarter, Aerostar modified the plan and no longer marketed the sale of its radar product line. A buyer was identified and the sale of the client private business was completed subsequent to the end of fiscal 2018. As such, and as of January 31, 2018, the radar product line is not considered held for sale.
The Company has identified specific assets and liabilities that have been sold, including an allocation of goodwill based on the relative fair value of the business. The Company has determined that the final selling price will be in excess of the net book value. As such there is no impact to the Consolidated Statement of Income for the twelve-month period ended January 31, 2018.
Under the Plan, Aerostar will remain focused on serving the aerospace/defense market with its stratospheric balloon and radar product lines.
The amounts of assets and liabilities classified as held for sale were as follows:

As of January 31
2018
Assets held for sale
Property, plant and equipment, net	63
Goodwill	103
Amortizable intangible assets, net	329
Other assets	17
Total assets held for sale	$512

Liabilities held for sale
Current liabilities	$91
Total liabilities held for sale	$91

There were no assets held for sale as of January 31, 2017.

# 54

(Dollars in thousands, except per-share amounts)

NOTE 4	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders' equity but are excluded from net income. The changes in the components of accumulated other comprehensive income (loss) (AOCI) are shown below:

	Cumulative foreign currency translation adjustment	Postretirement benefits	Total
Balance at January 31, 2016	$(2,477)	$(1,024)	$(3,501)
Other comprehensive income (loss) before reclassifications	50	—	50
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $129	—	(225)	(225)
Balance at January 31, 2017	(2,427)	(1,249)	(3,676)
Other comprehensive income before reclassifications	1,234	—	1,234
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $44	—	(131)	(131)
Balance at January 31, 2018	$(1,193)	$(1,380)	$(2,573)

Postretirement benefit cost components are reclassified in their entirety from AOCI to net periodic benefit cost.  Net periodic benefit costs are reported in net income as “Cost of sales” or “Selling, general and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees.

NOTE 5	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2018	2017	2016
Changes in operating assets and liabilities:
Accounts receivable	$(7,014)	$(5,361)	$16,847
Inventories	(11,062)	1,215	7,564
Prepaid expenses and other assets	(2,445)	228	(111)
Accounts payable	1,280	2,558	(5,059)
Accrued and other liabilities	2,560	8,405	(9,353)
	$(16,681)	$7,045	$9,888

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$19,854	$6,618	$6,558
Interest paid	$186	$190	$129

Significant non-cash transactions:
Capital expenditures included in accounts payable	$418	$84	$161
Assets acquired under capital leases	$79	$—	$—
Capital expenditures converted from inventory	$—	$—	$1,036

NOTE 6	ACQUISITIONS OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Colorado Lining International, Inc.
On September 1, 2017, the Company completed the acquisition of substantially all of the assets ("the acquisition") of Colorado Lining International, Inc., a Colorado corporation, headquartered in Parker, CO (“CLI”). The acquisition was aligned under the Company’s Engineered Films Division. The acquisition enhanced the Company’s geomembrane market position through extended

# 55

(Dollars in thousands, except per-share amounts)

service and product offerings with the addition of new design-build and installation service components, and advanced Engineered Films’ business model into a vertically-integrated, full-service solutions provider for the geomembrane market. The acquisition constitutes a business and as such was accounted for as a business combination.

The acquisition included a working capital adjustment that was settled in January 2018. The final working capital adjustment was $566 which brought the purchase price to $14,938. The purchase price includes potential earn-out payments with an estimated fair value of $1,256 which are contingent upon achieving certain revenues and operational synergies.

The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is reflected as goodwill. Goodwill recorded as part of the purchase price allocation was $5,714, all of which is tax deductible. Identifiable intangible assets acquired as part of the acquisition were $610, including definite-lived intangibles, such as customer relationships and order backlog.

Acquisition-related contingent consideration
The Company has contingent liabilities related to the current fiscal year acquisition of CLI, as well as the prior acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista Research, Inc. (Vista) in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	For the years ended January 31,
	2018	2017
Beginning balance	$1,741	$2,059
Fair value of contingent consideration acquired	1,256	—
Change in fair value of the liability	457	36
Contingent consideration earn-out paid	(408)	(354)
Ending balance	$3,046	$1,741

Classification of liability in the Consolidated balance sheet
Accrued Liabilities	$1,036	$345
Other Liabilities, long-term	2,010	1,396
Balance at January 31, 2018	$3,046	$1,741

As part of the CLI acquisition in the current fiscal year, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenues and operational synergies. To date, the Company has made no payments on this potential earn-out liability.

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. To date, the Company has paid a total of $890 of this potential earn-out liability.

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

# 56

(Dollars in thousands, except per-share amounts)

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

Changes in the net carrying value of the Company's equity investments was as follows:

	As of January 31,
	2018	2017
Balance at beginning of year	$2,371	$2,805
Purchase price of equity investment	—	135
(Loss) income from equity investment	(42)	(72)
Amortization of intangible assets	(320)	(497)
Impairment to equity investment	(72)	—
Balance at end of year	$1,937	$2,371

NOTE 7	GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
For goodwill, the Company performs impairment reviews by reporting unit. At the end of fiscal 2016, the Company determined the reporting units to be Engineered Films Division, Applied Technology Division, and two separate reporting units in the Aerostar Division, one of which was Vista and one of which was all other Aerostar operations (Aerostar excluding Vista).

During the first quarter of fiscal 2017, management implemented managerial and financial reporting changes within Vista and Aerostar to further integrate Vista into the Aerostar Division. Integration actions included leadership re-alignment, including selling and business development leadership functions, re-deployment of employees across the division, and consolidation of administrative functions, among other actions. Based on the changes made, the Company consolidated the two separate reporting units within the Aerostar Division into one reporting unit for the purposes of goodwill impairment review. As such, as of April 30, 2016, and thereafter the Company has three reporting units: Engineered Films Division, Applied Technology Division, and Aerostar Division. The Company reviewed the quantitative and qualitative factors associated with the change in reporting units and determined there were no indicators of impairment at the time of the reporting unit change.

The changes in the carrying amount of goodwill by reporting unit are shown below:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2016	$12,365	$27,518	$789	$40,672
Foreign currency translation adjustment	(23)	—	—	(23)
Reporting unit transfer balance(a)	—	—	—	—
Balance at January 31, 2017	12,342	27,518	789	40,649
Additions due to business combinations	—	5,714	—	5,714
Divestiture of business	—	—	(52)	(52)
Foreign currency translation adjustment	399	—	—	399
Balance at January 31, 2018	$12,741	$33,232	$737	$46,710

(a) The Company combined the Aerostar and Vista reporting units in fiscal 2017. No goodwill amount was transferred between reporting units due to the goodwill impairment loss recorded at the Vista reporting unit during fiscal 2016.

# 57

(Dollars in thousands, except per-share amounts)

Goodwill gross and net of accumulated impairment losses were as follows:

	As of January 31,
	2018	2017
Gross goodwill	$58,207	$52,146
Accumulated impairment loss	(11,497)	(11,497)
Net goodwill	$46,710	$40,649

Goodwill is tested for impairment on an annual basis and between annual tests whenever a triggering event indicates there may be an impairment. The annual impairment tests were completed for each reporting unit in the fourth quarter based on a November 30th valuation date.

Fiscal 2018 Goodwill Impairment Testing
In fiscal 2018 no triggering events were deemed to have occurred in any of the quarterly periods and no impairments were recorded as a result of the annual impairment testing. In its annual impairment testing, the Company concluded a quantitative analysis was not required for the Applied Technology and Engineered Films reporting units. This was based on the Company's qualitative analysis and the fact that the estimated fair value in the Company's most recent impairment test substantially exceeded its carrying value for each of these reporting units.

For the Aerostar reporting unit, the Company determined the excess of the fair value of the reporting unit over its carry value in the previous year's annual impairment assessment was not significant enough based on the current macroeconomic conditions to perform a qualitative analysis. As such, the Company performed a quantitative analysis for the annual impairment assessment of the Aerostar reporting unit. In determining the estimated fair value of the Aerostar reporting unit, the Company was required to estimate a number of factors, including future revenues and expenses, projected capital expenditures, changes in net working capital and the discount rate. On the basis of these estimates, the November 30, 2017 analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the reporting unit carrying value by approximately $11,600 or approximately 41%, as such there were no goodwill impairment losses reported in the year ended January 31, 2018.

Fiscal 2017 Goodwill Impairment Testing
In the fiscal 2017 third quarter, the Company determined that a triggering event occurred for its Aerostar reporting unit, which had $789 of goodwill as of October 31, 2016. The triggering event was caused by lowering the financial expectations for net sales and operating income of the reporting unit and certain asset groups due to delays and uncertainties regarding the reporting unit’s pursuit of certain opportunities, including aerostat orders, certain classified stratospheric balloon pursuits, and radar pursuits. Aerostar was still actively pursuing these opportunities and some were in active negotiations, but the timing of certain aerostat and classified stratospheric balloon opportunities were being delayed more than previously expected and the likelihood of radar sales is lower due to the Company's decision to no longer actively pursue certain radar product opportunities.

A quantitative impairment analysis was completed using fair value techniques as of October 31, 2016. In determining the estimated fair value of the Aerostar reporting unit, the Company was required to estimate a number of factors, including projected revenue growth rates, projected operating results, terminal growth rates, economic conditions, anticipated future cash flows, and the discount rate. On the basis of these estimates, the October 31, 2016 analysis indicated that the estimated fair value of the Aerostar reporting unit exceeded the reporting unit carrying value by approximately $9,000, or approximately 30%.

There were no other triggering events during fiscal 2017 for any of the three reporting units, and no impairments were recorded as a result of the annual impairment testing for fiscal 2017.
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

# 58

(Dollars in thousands, except per-share amounts)

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
Intangible Assets
The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2018			2017
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$7,290	$(6,996)	$294	$7,136	$(6,553)	$583
Customer relationships	13,264	(4,834)	8,430	12,987	(3,680)	9,307
Patents and other intangibles	4,241	(2,381)	1,860	4,378	(2,220)	2,158
Total	$24,795	$(14,211)	$10,584	$24,501	$(12,453)	$12,048

The estimated future amortization expense for these definite-lived intangible assets, as well as definite-lived intangible assets accounted for as part of the equity method investment in SST, during the next five years is as follows:

	2019	2020	2021	2022	2023
Estimated amortization expense	$1,988	$1,578	$1,163	$1,111	$1,013

Long-lived assets
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

Fiscal 2018 Long-lived Intangibles and Equity-Method Investment Impairment Assessment
During first quarter of fiscal 2018, the Company determined that the investment in AgEagle, further described in Note 6 Acquisitions of and Investments in Businesses and Technologies, was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was recorded in the first quarter. This loss was reported in "Other (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the twelve-month period ended January 31, 2018. The Company also determined the customer relationship intangible asset related to the Ag Eagle exclusive distribution agreement was fully impaired. The total impairment loss reported related to this intangible asset was $259 and was recorded in the first quarter. This loss was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the twelve-month period ended January 31, 2018.

The Company did not identify any additional triggering events for any of its assets groups or equity method investments the remainder of fiscal 2018.

Fiscal 2017 Long-lived Intangibles Impairment Assessment
The Company evaluated the triggering events described in the goodwill impairment analysis for fiscal 2017 and determined there were also triggering events with respect to the assets associated with the aerostat and stratospheric programs (Lighter than Air) and the radar product and radar services (Radar) asset groups in the Aerostar reporting unit in the third quarter of fiscal 2017, which resulted in an asset impairment test.

# 59

(Dollars in thousands, except per-share amounts)

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a quantitative test was performed for each asset group. The undiscounted cash flows for the Lighter than Air asset group exceeded the carrying value of the long-lived assets by approximately $110,000, or 800%, and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets.

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

Fiscal 2016 Long-lived Intangibles Impairment Assessment
As described in our Annual Report on Form 10-K/A for the fiscal year ended January 31, 2016, the Company determined that the relevant cash flows for long-lived asset testing (the lowest level of cash flows that are largely independent of other assets) were one level below the Vista reporting unit. For Vista, these levels were determined to be asset groups identified for the client private business (CP) and Radar. Based on the assessment of the forecasts of cash flows and these asset groups, the Company concluded that certain long-lived assets of the Vista reporting unit, including finite-lived intangible assets, were impaired as of October 31, 2015.

Using the sum of the undiscounted cash flows associated with each of the two asset groups, a quantitative test was performed for each asset group. The undiscounted cash flows for the CP asset group exceeded the carrying value of the long-lived assets and no Step 2 test was deemed to be necessary based on the recoverability of the long-lived assets. For the Radar asset group, however, the undiscounted cash flows did not exceed the carrying value of the long-lived assets and the Company performed a Step 2 impairment analysis for the long-lived assets.

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

Other Charges
Inventory Write-downs
Due to the Company's decision to no longer actively pursue certain radar opportunities, during the fiscal 2017 third quarter the Company wrote-down radar inventory, purchased primarily during fiscal 2016. The decision to write-down this inventory is consistent with the triggering event identified during the fiscal 2017 third quarter relating to the Aerostar reporting unit and the Radar asset group. This radar-specific inventory write-down increased "Cost of sales" by $2,278 in fiscal 2017. There were no significant inventory write-downs in fiscal 2018 or 2016.

Pre-contract Deferred Cost Write-offs
From time to time, the Company incurs costs before a contract is finalized and such pre-contract costs are deferred to the balance sheet to the extent they relate to a specific project and the Company has concluded that is probable that the contract will be awarded for more than the amount deferred. Pre-contract cost deferrals are common with Vista's business pursuits. As described above, Vista was pursuing international opportunities and was in the process of negotiating a large international contract that did not materialize in the fiscal 2016 third quarter as expected. Expectations were lowered as the timing and likelihood of completing certain international pursuits became less certain. Corresponding to these lower expectations, the pre-contract costs associated with these pursuits were written off during the fiscal 2016 third quarter. Vista recorded a charge of $2,933, (which is comprised of $2,075 of costs capitalized as of July 31, 2015 and additional costs of $858 capitalized during August and September 2015) for the write-off of these pre-contract costs. This charge is recorded in “Cost of sales” in the Consolidated Statements of Income and Comprehensive Income. There were no pre-contract costs written-off in fiscal 2018 or 2017.

# 60

(Dollars in thousands, except per-share amounts)

NOTE 8	EMPLOYEE POSTRETIREMENT BENEFITS

Defined contribution 401(k) plan
As of January 1, 2018, the Company has one 401(k) plan covering substantially all employees. This plan, which covers the majority of employees, matches employee contributions up to 5%. Prior to January 1, 2018, the plan matched contributions up to 4%. Under this plan all account balances and future contributions and related earnings can be invested in several investment alternatives as well as the Company's common stock in accordance with each participant's elections. Participants may choose to make separate investment choices for current account balances and for future contributions. As a result of changes to the plan’s permissible investment options effective January 1, 2017, participants' contributions to the 401(k) and the employer matching contributions are limited to 10% investment in the Company's common stock. This limit was previously 20%. The plan does not allow a participant to exchange more than 10% of their existing account balance into the Company’s common stock nor permit exchanges that would cause the participant’s investment in the Company’s common stock to exceed 10%. Officers of the Company may not include Raven's common stock in their 401(k) plan elections.

Prior to January 1, 2017, the Company had a second 401(k) plan that was assumed as part of the Vista acquisition. This plan was terminated December 31, 2016 and all participant contributions were merged into the plan previously described. The Company also contributes to post-retirement and pensions as are required or customary for employees in foreign locations.

Deferred compensation plan
Effective January 1, 2018, the Company established a section 409A non-qualified deferred compensation plan. The purpose of the deferred compensation plan is to attract and retain key employees by providing them with an opportunity to defer receipt of a portion of their compensation, and there is no standard Company contribution or match. Participants are approved by the Board of Director's Personnel and Compensation Committee which is also responsible for the deferred compensation plan's general administration. A rabbi trust was also established in January 2018 which the Company may elect to make contributions to in order to provide a source of funds to assist the Company in meeting its obligation. Any assets held by the deferred compensation plan are still part of the Company's general assets and are subject to creditor's claims. The Company's common stock is not an investment option.

Total contribution expense to all such plans was $2,263, $2,030, and $1,952 for fiscal 2018, 2017, and 2016, respectively, and all of these contributions were to the 401(k) plan.

Defined benefit postretirement plan
In addition, the Company provides postretirement medical and other benefits to senior executive officers and senior managers. The accumulated benefit obligation is as follows:

	For the years ended January 31,
	2018	2017
Benefit obligation at beginning of year	$8,416	$7,991
Service cost	74	80
Interest cost	312	333
Actuarial loss (gain) and assumption changes	112	341
Retiree benefits paid	(343)	(329)
Benefit obligation at end of year	$8,571	$8,416

# 61

(Dollars in thousands, except per-share amounts)

The following tables set forth the plan's pre-tax adjustment to accumulated other comprehensive income/loss:

	For the years ended January 31,
	2018	2017
Amounts not yet recognized in net periodic benefit cost:
Net actuarial loss	$2,714	$2,699
Prior service cost	(572)	(732)
Total pre-tax accumulated other comprehensive loss	$2,142	$1,967

Pre-tax accumulated other comprehensive loss - beginning of year related to benefit obligation	$1,967	$1,612
Reclassification adjustments recognized in benefit cost:
Recognized net (loss)	(96)	(146)
Amortization of prior service cost	159	160
Amounts recognized in AOCI during the year:
Net actuarial loss (gain)	112	341
Pre-tax accumulated other comprehensive loss - end of year related to benefit obligation	$2,142	$1,967

The net actuarial loss for fiscal year 2018 was the result of a decrease in the discount rate and unfavorable demographic experience partially offset by medical costs trending lower than expected. The net actuarial loss for fiscal year 2017 was the result of a decrease in the discount rate, a decrease in the average life expectancy by approximately half a year based on the application of an updated mortality projection scale, and census changes.

The liability and net periodic benefit cost reflected in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income were as follows:

	For the years ended January 31,
	2018	2017
Beginning liability balance	$8,416	$7,991
Net periodic benefit cost	323	399
Other comprehensive loss	175	355
Total recognized in net periodic benefit cost and other comprehensive income	498	754
Retiree benefits paid	(343)	(329)
Ending liability balance	$8,571	$8,416

Current portion in accrued liabilities	$307	$362
Long-term portion in other liabilities	$8,264	$8,054

Assumptions used to calculate benefit obligation:
Discount rate	3.75%	4.00%
Rate of compensation increase	4.00%	4.00%
Health care cost trend rates:
Health care cost trend rate assumed for next year	6.50%	6.67%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2030
Assumptions used to calculated the net periodic benefit cost:
Discount rate	4.00%	4.25%
Rate of compensation increase	4.00%	4.00%

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years. The total estimated cost to be recognized from AOCI into net periodic benefit cost over the next fiscal year is $(31); $129 of recognized net loss and
$(160) of amortized prior service cost.

# 62

(Dollars in thousands, except per-share amounts)

The assumed health care cost trend rate has a significant effect on the amounts reported. The impact of a one-percentage point change in assumed health care rates would have the following effects:

	January 31, 2018
	One-percentage-point increase	One-percentage-point decrease
Effect on total of service and interest cost components	$71	$(58)
Effect on accumulated postretirement benefit obligation	$1,180	$(1,045)

The Company expects to make $313 in postretirement medical and other benefit payments in fiscal 2019. The following postretirement other than pension benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	2019	2020	2021	2022	2023 - 2028
Expected postretirement medical and other benefit payments	$313	$323	$332	$341	$2,192

NOTE 9	WARRANTIES

Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2018	2017	2016
Beginning balance	$1,547	$1,835	$3,120
Change in provision	1,762	1,597	1,945
Settlements made	(2,146)	(1,885)	(3,230)
Ending balance	$1,163	$1,547	$1,835

NOTE 10	INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2018	2017	2016
Tax at U.S. federal statutory rate	33.8%	35.0%	35.0%
Impact of the Tax Cuts and Jobs Act	(0.1)	—	—
State and local income taxes, net of U.S. federal tax benefit	1.6	0.7	(2.8)
Tax credit for research activities	(1.8)	(3.7)	(24.2)
Tax benefit on qualified production activities	(3.0)	(2.8)	(13.7)
Tax benefit on insurance premiums	(1.3)	(1.5)	(10.3)
Change in uncertain tax positions	0.1	(0.3)	1.8
Foreign tax rate difference	—	(0.3)	(2.9)
Impact of settlement of stock-based awards	1.2	—	—
Other, net	—	0.4	(1.7)
	30.5%	27.5%	(18.8)%

The increase in the fiscal 2018 effective tax rate is primarily due to higher pre-tax income in the current year and recognition of discrete tax expense related to the Company's adoption of ASU 2016-09 in fiscal 2018 as further discussed in Note 1 Summary of Significant Accounting Policies. This ASU requires that the tax effects resulting from the settlement of stock-based awards be recognized as a discrete income tax expense or benefit in the income statement in the reporting period in which they occur. Additionally, the Tax Cuts and Jobs Act (TCJA), effective January 1, 2018, lowered the Company's federal statutory rate by 1.2 percentage points for the fiscal year. The TCJA reduces the federal statutory rate to 21% for fiscal 2019.

# 63

(Dollars in thousands, except per-share amounts)

The TCJA imposes a one-time mandatory transition tax on accumulated foreign earnings, which resulted in a provisional amount of $265 for the Company. The Company re-measured its ending deferred tax assets and liabilities to reflect the realization at the new 21% corporate tax rate. The re-measurement resulted in a provisional $312 reduction to fiscal 2018 tax expense.

In addition, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the TCJA (“SAB 118”), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the TCJA was passed late in the fourth quarter of fiscal 2018, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the TCJA, the Company considers the accounting of the transition tax, deferred tax re-measurements, indefinite reinvestment assertion, and other items to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. Also, the Company has not yet determined its policy election as to whether it will recognize deferred taxes for basis differences expected to reverse as Global Intangible Low Taxed Income (“GILTI”) or whether GILTI will be accounted for as a period cost if and when incurred. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

The Company's fiscal 2017 effective rate is lower than the federal statutory rate primarily due to a $779 tax benefit for qualified production activities and a $1,044 tax benefit from the R&D tax credit.

The negative fiscal 2016 effective rate is lower than the federal statutory rate primarily due to the combination of a significantly lower book income year-over-year, a $560 tax benefit for qualified production activities, and a $989 tax benefit from the R&D tax credit extension passed by Congress in fiscal 2016. The qualified production deduction is based on estimated taxable income. Taxable income is higher in comparison to pre-tax income for fiscal 2016 primarily due to $14,756 of goodwill and long-lived asset impairment losses recorded in net income which are not currently deductible but are amortizable for income tax purposes.

Significant components of the Company's income tax provision were as follows:

	For the years ended January 31,
	2018	2017	2016
Income tax provision:
Currently payable	$18,754	$7,354	$5,272
Deferred expense (benefit)	(787)	307	(6,039)
Income tax expense (benefit)	$17,967	$7,661	$(767)

(Dollars in thousands, except per-share amounts)

Deferred Tax Assets (Liabilities)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2018	2017
Deferred tax assets:
Accounts receivable	$184	$212
Inventories	664	978
Accrued vacation	647	887
Insurance obligations	137	383
Accrued benefit liabilities	—	41
Warranty obligations	262	565
Postretirement benefits	1,929	3,072
Uncertain tax positions	491	803
Share-based compensation	1,761	3,201
Other accrued liabilities	54	68
	6,129	10,210

Deferred tax (liabilities):
Depreciation and amortization	(6,082)	(10,565)
Other	(643)	(1,048)
	(6,725)	(11,613)
Net deferred tax (liability)	$(596)	$(1,403)

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2018	2017
Gross unrecognized tax benefits at beginning of year	$2,110	$2,327
Increases in tax positions related to the current year	426	279
Decreases in tax positions related to prior years	—	(193)
Decreases as a result of lapses in applicable statutes of limitation	(320)	(303)
Gross unrecognized tax benefits at end of year	$2,216	$2,110

Fiscal year 2018 changes to uncertain tax positions related to prior years resulted from lapses of applicable statutes of limitations.
Fiscal year 2017 included a decrease to prior period tax positions primarily related to a favorable determination by a state tax authority impacting the Company’s estimated liability.

The total unrecognized tax benefits (including interest and penalty) that, if recognized, would affect the Company's effective tax rate were $2,143, $1,806, and $2,140 as of January 31, 2018, 2017, and 2016, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2018, 2017, and 2016, accrued interest and penalties were $418, $500, and $672, respectively. The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

Additional Tax Information
The Company files tax returns, including returns for its subsidiaries, with various federal, state, and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2018, federal tax returns filed in the U.S. for fiscal years ended January 31, 2015 through January 31, 2017 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2012 through January 31, 2017 remain subject to examination by state and local tax authorities. International jurisdictions have open tax years varying by location beginning in fiscal 2013.

Pre-tax book income for the U.S. companies and the foreign subsidiaries was $58,757 and $229, respectively. As of January 31, 2018, the Company has recorded United States income taxes of $265 on $3,242 of undistributed earnings from its Canadian and

(Dollars in thousands, except per-share amounts)

European subsidiaries. The Company plans to reinvest its foreign earnings internationally and as a result has not recorded additional income or withholding tax on undistributed foreign earnings. The Company will continue to assess if there is a need in the future to bring back a portion of the foreign cash which was subject to the transition tax.

NOTE 11	FINANCING ARRANGEMENTS

The Company entered into a credit facility on April 15, 2015 with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Loan proceeds may be utilized by Raven for strategic business purposes, such as business acquisitions, and for net working capital needs.

Simultaneous with execution of the Credit Agreement, Raven, Aerostar, Vista, and Integra entered into a guaranty agreement in favor of JPMorgan Chase Bank National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	As of January 31,
	2018	2017
Unamortized debt issuance costs(a)	$242	$352
(a) Unamortized debt issuance costs are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. Such fees were $211, $215, and $213 for the years ended January 31, 2018, 2017, and 2016, respectively.

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

Letters of credit (LOC) issued and outstanding were as follows:

	As of January 31,
	2018	2017
Letters of credit outstanding (a)	$1,097	$514
(a)Any draws required under the LOC' would be settled with available cash or borrowings under the Credit Agreement.

There have been no borrowings under any of the credit agreements and there were no borrowings outstanding for any of the fiscal periods covered by this Annual Report on Form 10-K. Availability under the Credit Agreement for borrowings as of January 31, 2018 was approximately $124,000.

Capital leases
The Company's recent asset acquisition of CLI further described in Note 6 Acquisition of and Investments in Businesses and Technologies included a fleet of vehicles under capital leases to support Engineered Film's new design-build and installation service capabilities. The Company had no leased assets under capital leases in fiscal 2017.

(Dollars in thousands, except per-share amounts)

Future minimum lease payments under capital leases and the present value of the net minimum lease payments as of January 31, 2018 were as follows:

	2019	2020	2021	2022	Thereafter	Total
Minimum lease payments	$237	$169	$90	$32	$—	$528

Less amount representing estimated executory costs such as taxes, license and insurance including profit thereon.						(17)
Net minimum lease payments						511
Less amounts representing interest						(63)
Present value of net minimum lease payments						$448

At January 31, 2018, the present value of net minimum lease payments due within one year is $196. Amortization and interest expense for the year ended January 31, 2018 was $65 and $13, respectively.

Operating leases
The Company leases certain vehicles, equipment, and facilities under operating leases. Total rent and lease expense was $2,104, $2,028, and $2,095 in fiscal 2018, 2017, and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases are as follows:

	2019	2020	2021	2022	2023	Thereafter
Minimum lease payments	$2,012	$1,925	$1,780	$501	$437	$—

NOTE 12	COMMITMENTS AND CONTINGENCIES

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time. Management does not believe the ultimate outcomes of its legal proceedings are likely to be material to its results of operations, financial position, or cash flows. The previously disclosed patent infringement lawsuit in which Capstan Ag Systems, Inc. made certain infringement claims against the Company has been settled on a confidential basis.
The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

The Company entered into a Gift Agreement (the Agreement) effective in January 2018 with the South Dakota State University Foundation, Inc. (the Foundation). The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain other actions that had not occurred as of January 31, 2018. This gift will be used by South Dakota State University (SDSU), located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum. This facility will assist the Company in further collaboration with faculty, staff, and students on emerging technology in support of the growing need for precision agriculture practices and tools. As the Agreement is conditional upon certain other actions yet to occur, the gift will not be recorded as an expense or liability until those contingencies are satisfied. The Company expects these contingencies to be satisfied during fiscal 2019.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has unconditional purchase obligations for inventory and other obligations that arise in the normal course of business operations. The majority of these obligations are related to the Applied Technology and Engineered Films divisions and arise from the purchase of raw materials inventory.

NOTE 13	RESTRUCTURING COSTS

The Company has no ongoing restructuring plans or unpaid restructuring costs at January 31, 2018. No restructuring costs were incurred in fiscal 2018 or 2017.

In addition to Applied Technology reducing its international sales infrastructure, scaling back marketing initiatives, lowering general manufacturing overhead, and focusing R&D spending on core product lines, the Company initiated the exit of Applied

(Dollars in thousands, except per-share amounts)

Technology’s non-strategic St. Louis, Missouri contract manufacturing operations in fiscal 2015. In fiscal 2016 first quarter, the Company announced that Applied Technology successfully sold and transferred its contract manufacturing operations in the St. Louis, Missouri area. Proceeds from the sale of these assets were $1,288 and gains of $611 were recorded in fiscal 2016 as a result of the exit activity.

This exit strategy of Applied Technology was fully completed in fiscal 2017 with the sale of the idle St. Louis manufacturing facility. Proceeds from the sale of this facility were $960 and gains of $160 were recognized in "Selling, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income for fiscal 2017.

With continued weak end-market demand in the Engineered Films and Applied Technology divisions, the Company announced and implemented a restructuring plan in fiscal 2016 first quarter to lower its cost structure. The cost reductions covered all divisions and included the corporate offices, but were weighted to Applied Technology as a result of the decline in this business and the expectation of continued end-market weakness for this division. As a result of this action, the Company incurred restructuring costs for severance benefits of $588 for the year ended January 31, 2016. The Company reported $407 of restructuring expense in "Cost of sales" and $181 in "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income for fiscal 2016. Substantially all of these restructuring costs related to Applied Technology. This restructuring plan was completed during the fiscal 2016 second quarter.

In the fiscal 2016 third quarter, the Company's Aerostar Division implemented a restructuring plan at Vista to lower its cost structure due to reduced demand expectations primarily related to delays and uncertainty surrounding international pursuits. Restructuring costs for severance benefits were $73 for the year ended January 31, 2016. The Company reported $58 of this expense in "Cost of sales" and $15 in "Research and development expenses" in the Consolidated Statements of Income and Comprehensive Income. This restructuring plan was completed during fiscal 2016 fourth quarter and there were no unpaid costs at January 31, 2016.

NOTE 14	SHARE-BASED COMPENSATION

At January 31, 2018, the Company had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2018	2017	2016
Share-based compensation cost	$3,725	$3,071	$2,311
Tax benefit	1,275	1,103	819

Share-based compensation cost capitalized as part of inventory is not significant.

Equity Compensation Plans
The Company reserved shares of its common stock for issuance to directors, officers, employees, and certain advisors of the Company through incentive stock options and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (RSUs), and performance awards to be granted under the Amended and Restated 2010 Stock Incentive Plan (the Plan) which was approved by shareholders on May 22, 2012. The aggregate number of shares initially available for grant under the Plan was 2,000,000. As of January 31, 2018, the number of shares available for grant under the Plan was 1,163,074. Option exercises under the Plan are settled in newly issued common shares.

The Plan is administered by the Personnel and Compensation Committee of the Board of Directors (the Committee), consisting of two or more independent directors of the Company. The Committee determines the option exercise prices and the term of each grant. The Committee may accelerate the exercisability of awards under the Plan or extend the term of such awards to the extent allowed by the Plan to a maximum term of ten years. Two types of awards were granted under the Plan in fiscal 2018, stock options and restricted stock units.

Stock Option Awards
The Company granted 85,800 non-qualified stock options during fiscal 2018. Options are granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises, employee terminations, and volatility within this valuation model.

# 68

(Dollars in thousands, except per-share amounts)

The weighted average assumptions used for the Black-Scholes option pricing model by grant year are as follows:

	For the years ended January 31,
	2018	2017	2016
Risk-free interest rate	1.68%	1.05%	1.33%
Expected dividend yield	1.78%	3.33%	2.59%
Expected volatility factor	33.87%	32.61%	36.81%
Expected option term (in years)	4.25	4.00	3.75

Weighted average grant date fair value	$7.35	$3.05	$4.77

Outstanding stock options as of January 31, 2018 and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2017	990,900	$24.58
Granted	85,800	29.20
Exercised	(206,000)	31.01
Forfeited	(43,600)	19.05
Expired	(124,150)	31.70
Outstanding, January 31, 2018	702,950	$22.34	$11,396	2.49

Outstanding exercisable, January 31, 2018	331,717	$23.43	$5,014	1.95

Options vested, or expected to vest, January 31, 2018	702,950	$22.34	$11,396	2.49

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1,036, $0, and $172 during the years ended January 31, 2018, 2017, and 2016, respectively. The total fair value of options vested was $1,312, $1,323, and $1,755 during the years ended January 31, 2018, 2017, and 2016, respectively. As of January 31, 2018, the total unrecognized compensation cost for non-vested awards was $838. This amount is expected to be recognized over a weighted average period of 1.93 years.

Restricted Stock Unit Awards
The Company granted 61,270 time-vested RSUs during the year ended January 31, 2018. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. Time-vested RSUs will vest if, at the end of the vesting period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period and are forfeited if such RSUs do not vest.

Activity for time-vested RSUs under the Plan in fiscal 2018 was as follows:

	Number of restricted stock units	Weighted average grant date fair value per share
Outstanding, January 31, 2017	126,729	$19.19
Granted	61,270	29.33
Vested	(23,122)	29.62
Forfeited	(18,028)	18.92
Outstanding, January 31, 2018	146,849	$21.81

Cumulative dividends, January 31, 2018	5,129

# 69

(Dollars in thousands, except per-share amounts)

The Company also granted performance-based RSUs during the year ended January 31, 2018. The exact number of performance shares to be issued will vary from 0% to 150% of the target award, depending on the Company's actual performance over the vesting period in comparison to the target award. The target awards for the fiscal 2016, 2017 and 2018 grants are based on return on equity (ROE), which is defined as net income divided by the average of beginning and ending shareholders' equity for the fiscal year. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Performance-based RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period and are forfeited if such RSUs do not vest.

The fair value of the performance-based restricted stock units is based upon the closing market price of the Company's common stock on the day prior to the grant date. The number of restricted stock units granted is based on 100% of the target award. The number of RSUs that will vest is determined by the estimated ROE target over the performance period. The estimated performance factor used to estimate the number of restricted stock units expected to vest is evaluated quarterly. The number of restricted stock units issued at the vesting date will be based on actual results.

Activity for performance-based RSUs under the Plan in fiscal 2018 was as follows:

	Number of restricted stock units expected to vest	Weighted average grant date fair value per share
Outstanding, January 31, 2017	146,519	$16.78
Granted	22,745	29.20
Vested	—	—
Forfeited	(16,164)	16.89
Performance-based adjustment	26,629	23.96
Outstanding, January 31, 2018	179,729	$19.40

Cumulative dividends, January 31, 2018	7,130

The weighted average grant date fair values of the time-based and performance-based RSUs by grant year are as follows:

	For the years ended January 31,
	2018	2017	2016
Weighted average grant date fair value: time-based RSUs	$29.33	$15.94	$19.25
Weighted average grant date fair value: performance-based RSUs	$29.20	$15.61	$20.09

The total intrinsic value of RSUs vested (or converted to shares) was $685, $754, and $1,437 during the years ended January 31, 2018, 2017, and 2016, respectively. The total fair value of RSUs vested (or converted to shares) was $678, $761, and $1,411, during the years ended January 31, 2018, 2017, and 2016, respectively. 326,578 outstanding RSUs with a weighted average term of 1.81 years and an aggregate intrinsic value of $12,590 at January 31, 2018 are expected to vest. None of the outstanding RSUs are vested as of January 31, 2018. The total unrecognized compensation cost for nonvested RSU awards at January 31, 2018 was $3,054. This amount is expected to be recognized over a weighted average period of 1.81 years.

# 70

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

Outstanding stock units as of January 31, 2018 and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2017	98,649	$20.82
Granted	12,000	35.00
Deferred retainers	1,143	35.00
Dividends	1,547	33.98
Converted into common shares	(25,725)	33.88
Outstanding, January 31, 2018	87,614	$19.35

NOTE 15	NET INCOME PER SHARE

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

Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	For the years ended January 31,
	2018	2017	2016
Anti-dilutive options and restricted stock units	344,774	884,099	1,107,733

# 71

(Dollars in thousands, except per-share amounts)

The computation of earnings per share is presented below:

	For the years ended January 31,
	2018	2017	2016
Numerator:
Net income attributable to Raven Industries, Inc.	$41,022	$20,191	$4,776

Denominator:
Weighted average common shares outstanding	35,945,225	36,142,416	37,237,717
Weighted average stock units outstanding	104,980	100,019	86,745
Denominator for basic calculation	36,050,205	36,242,435	37,324,462

Weighted average common shares outstanding	35,945,225	36,142,416	37,237,717
Weighted average stock units outstanding	104,980	100,019	86,745
Dilutive impact of stock options and RSUs	399,620	129,480	75,481
Denominator for diluted calculation	36,449,825	36,371,915	37,399,943

Net income per share - basic	$1.14	$0.56	$0.13
Net income per share - diluted	$1.13	$0.56	$0.13

NOTE 16	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

The Company's operating segments, which are also its reportable segments, are defined by their product lines which have been generally grouped based on technology, manufacturing processes, and end-use application. The Company's reportable segments are Applied Technology Division, Engineered Films Division, and Aerostar Division. Separate financial information is available for each reportable segment and regularly evaluated by the Company's chief operating decision-maker, the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. Segment information is reported consistent with the Company's management reporting structure.

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

The Company's Engineered Films Division manufactures high-performance plastic films and sheeting for major markets throughout the United States and abroad. An important part of this business is highly technical, engineered geomembrane films that protect environmental resources through containment linings and coverings for energy, agriculture, construction, and industrial markets. Engineered Films expanded its business model in the fiscal 2018 third quarter by adding new design-build and installation service solutions to its geomembrane market with the asset purchase of Colorado Lining International, Inc.

Aerostar designs and manufactures proprietary products including high-altitude balloons, tethered aerostats, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness to government and commercial customers. Aerostar's product lines such as manufacturing military parachutes and electronics manufacturing services were phased out during fiscal 2016 as the Company focused its growth strategy on its proprietary products and largely completed its exit of contract manufacturing operations.
Through Vista and AIS, Aerostar pursues potential product and support services contracts for agencies and instrumentalities of the U.S. government and to foreign governments as direct commercial sales and foreign military sales through the U.S. Government. Vista positions the Company to meet the global demand for lower-cost detection and tracking systems used by government agencies.

# 72

(Dollars in thousands, except per-share amounts)

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

Business segment financial performance and other information is as follows:
	For the years ended January 31,
	2018	2017	2016
APPLIED TECHNOLOGY DIVISION
Sales	$124,688	$105,217	$92,599
Operating income(a)(f)	31,257	26,643	18,319
Assets(b)	66,555	67,911	65,490
Capital expenditures	1,489	1,017	664
Depreciation and amortization	3,365	3,828	4,428
ENGINEERED FILMS DIVISION
Sales(c)	$213,298	$138,855	$129,465
Operating income(f)	47,324	22,966	17,892
Assets(b)	168,797	133,309	134,942
Capital expenditures	8,128	2,768	10,780
Depreciation and amortization	8,761	8,580	7,735
AEROSTAR DIVISION
Sales	$39,915	$34,113	$36,368
Operating income (loss)(d)(f)	4,122	(1,560)	(14,801)
Assets(b)	22,127	23,515	32,689
Capital expenditures	343	547	941
Depreciation and amortization	1,386	1,720	3,297
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$—	$(1)	$(8)
Engineered Films Division	(584)	(789)	(195)
Aerostar Division	—	—	—
Operating income(f)	20	(12)	91
Assets	(3,380)	(69)	(57)
REPORTABLE SEGMENTS TOTAL
Sales	$377,317	$277,395	$258,229
Operating income(f)	82,723	48,037	21,501
Assets	254,099	224,666	233,064
Capital expenditures	9,960	4,332	12,385
Depreciation and amortization	13,512	14,128	15,460
CORPORATE & OTHER
Operating (loss) from administrative expenses(g)	$(23,553)	$(19,624)	$(17,110)
Assets(b)(e)	72,704	76,843	65,624
Capital expenditures	2,051	464	661
Depreciation and amortization	1,290	1,308	1,676
TOTAL COMPANY
Sales	$377,317	$277,395	$258,229
Operating income	59,170	28,413	4,391
Assets	326,803	301,509	298,688
Capital expenditures	12,011	4,796	13,046
Depreciation and amortization	14,802	15,436	17,136

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
(c) Fiscal year 2018 sales include $13,088 in net sales related to the CLI asset acquisition further described in Note 6 "Acquisitions of and Investments in Businesses and Technologies", and $24,225 of recovery film sales related to the hurricane recovery effort.
(d) The fiscal year 2017 includes inventory write-downs of $2,278 for Vista as a result of discontinuing sales activities for a specific radar product line within its business. The fiscal year ended January 31, 2016 includes pre-contract cost write-offs of $2,933, a goodwill impairment loss of $11,497, a long-lived asset

# 73

(Dollars in thousands, except per-share amounts)

impairment loss of $3,826, and a $2,273 reduction of an acquisition-related contingent liability for Vista as a result of lower financial expectations for net sales and operating income. These items are further described in Note 7 "Goodwill, Long-Lived Assets, and Other Charges ".
(e) Assets are principally cash, investments, deferred taxes, and other receivables.
(f) At the segment level, operating income does not include an allocation of general and administrative expenses.
(g) At the segment level, operating income does not include an allocation of general and administrative expenses and, as a result, general and administrative expenses are reported as "Operating (loss) from administrative expenses" in Corporate & Other.

No customers accounted for 10% or more of consolidated sales in fiscal 2018, 2017 or 2016.

Substantially all of the Company's long-lived assets are located in the United States. Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2018	2017	2016
Canada	$12,940	$13,969	$11,789
Europe	13,864	13,924	10,526
Latin America	4,439	3,402	2,676
Asia	4,074	1,535	482
Other foreign sales	6,239	2,698	2,376
Total foreign sales	41,556	35,528	27,849
United States	335,761	241,867	230,380
	$377,317	$277,395	$258,229

NOTE 17	SUBSEQUENT EVENTS

On February 5, 2018, the Company sold its equity ownership interest in SST. The Company held approximately a 22% interest in SST, and the initial cash received at close was in excess of its carrying value which approximated $1,900. The Company's analysis and accounting for this transaction will be completed in the first quarter of fiscal 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2018, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2018.

Management's Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included management’s assessment of the design and effectiveness of its internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2018. Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned “Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

Remediation of Prior Material Weakness

# 74

We completed our remediation plan designed to address the material weaknesses related to the Company's controls relating to the response to the risks of material misstatement, controls related to accounting for goodwill and long-lived assets, including finite-lived intangible assets, and controls related to the completeness and accuracy of spreadsheets and system-generated reports used in internal control over financial reporting that were identified during our fiscal year 2016. As part of our assessment of internal control over financial reporting, management tested and evaluated all controls to assess whether they were designed and operating effectively as of January 31, 2018. Based on this assessment, management concluded that the material weaknesses were remediated.

Changes in Internal Control Over Financial Reporting
As described above under "Remediation of Prior Material Weaknesses" there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the Proxy Statement) relating to the Company's 2018 Annual Meeting of Shareholders. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

Financial Statements
See PART II, Item 8.

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts for the years ended January 31, 2018, 2017, and 2016; included on page 79.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits
See index to Exhibits on the following page.

ITEM 16.	FORM 10-K SUMMARY

None.

# 75

Exhibit Number	Description

2(a)
Asset Purchase Agreement by and among Colorado Lining International, Inc., John B. Heap, Patrick Elliott, and Raven Industries, Inc., dated as of August 22, 2017 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 10-Q filed November 21, 2017.

3(a)
Articles of Incorporation of Raven Industries, Inc. and all amendments thereto (incorporated herein by reference to the corresponding exhibit of the Company's Form 10-K for the year ended January 31, 1989). ‡

3(b)	Amended and Restated Bylaws of Raven Industries, Inc. (incorporated herein by reference to Exhibit B of the Company's definitive Proxy Statement filed April 12, 2012).

10(a)	Amended and Restated 2010 Stock Incentive Plan adopted May 25, 2017 (incorporated herein by reference to Exhibit A of the Company’s definitive Proxy Statement filed April 19, 2017). †

10(b)	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10(r) of the Company's Form 10-Q filed June 4, 2012). †

10(c)	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10(s) of the Company's Form 10-Q filed June 4, 2012). †

10(d)	Raven Industries, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2018 and filed herewith as Exhibit 10.1. †

10(e)	Raven Industries, Inc. Deferred Compensation Plan for Directors adopted May 23, 2007 (incorporated herein by reference to Exhibit 10.1 of the Company's Form8-K filed May 24, 2006). †

10(f)
Credit Agreement, dated April 15, 2015, by and among Raven Industries, Inc. and JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, JPMorgan Chase Bank National Association, as Administrative Agent, and JP Morgan Securities LLC and Wells Fargo Securities, LLC as Joint Bookrunners and Joint Lead Arrangers (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed April 16, 2015).

10(g)
Guaranty, dated as of April 15, 2015, made by each of the Guarantors (Raven Industries, Inc., Aerostar International, Inc., Vista Research, Inc., and Integra Plastics, Inc.) in favor of JPMorgan Chase Bank, N.A. as Administrative Agent on behalf of the guaranteed parties (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed April 16, 2015).

10(h)
Amended and Restated Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus dated as of March 29, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 31, 2017). †

10(i)
Amended and Restated Employment Agreement between Raven Industries, Inc. and Steven E. Brazones dated as of March 29, 2017 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K filed March 31, 2017). †

10(j)
Form of Amended and Restated Change in Control Agreement between Raven Industries, Inc. and the following senior executive officers: Anthony D. Schmidt, Brian E. Meyer, and Janet L. Matthiesen dated as of March 28, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 29, 2016). †

10(k)
Form of Amended Employment Agreement between Raven Industries, Inc. and the following senior executive officers: Brian E. Meyer and Janet L. Matthiesen dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed August 31, 2015). †

10(l)
Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed February 1, 2012). †

10(m)
Form of Schedule A to Employment Agreement, revised effective January 1, 2016, between Raven Industries, Inc. and the following senior executive officers: Janet L. Matthiesen, Brian E. Meyer, and Anthony D. Schmidt (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K filed March 31, 2017). †

16(a)
Letter of PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated as of April 6, 2017, (incorporated herein by reference to Exhibit 16.1 of the Company's Form 8-K filed April 6, 2017).

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# 76

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Management contract or compensatory plan or arrangement.
‡	Filed in paper.

# 77

SIGNATURES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer
(principal executive officer) and Director

/s/ STEVEN E. BRAZONES	/s/ THOMAS S. EVERIST
Steven E. Brazones	Thomas S. Everist
Vice President and Chief Financial Officer	Director
(principal financial and accounting officer)

/s/ MARC E. LEBARON	/s/ KEVIN T. KIRBY
Marc E. LeBaron	Kevin T. Kirby
Chairman of the Board	Director

/s/ JASON M. ANDRINGA	/s/ RICHARD W. PAROD
Jason M. Andringa	Richard W. Parod
Director	Director

/s/ DAVID L. CHICOINE
David L. Chicoine
Director

Date: March 23, 2018

# 78

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

for the years ended January 31, 2018, 2017 and 2016
(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2018	$691	$357	$—	$70	$978
Year ended January 31, 2017	1,034	380	—	723	691
Year ended January 31, 2016	319	1,066	—	351	1,034

Note:

(1)	Represents uncollectable accounts receivable written off during the year, net of recoveries.

# 79