Form 10-Q
period 2018-04-30
RAVEN INDUSTRIES INC
filed 2018-05-23
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of May 18, 2018 there were 35,885,868 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	April 30, 2018	January 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$51,317	$40,535
Accounts receivable, net	66,812	58,532
Inventories	55,162	55,351
Other current assets	4,483	5,861
Total current assets	177,774	160,279

Property, plant and equipment, net	107,037	106,280
Goodwill	46,529	46,710
Amortizable intangible assets, net	9,815	10,584
Other assets	3,947	2,950
TOTAL ASSETS	$345,102	$326,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,714	$13,106
Accrued liabilities	20,262	21,946
Other current liabilities	987	1,890
Total current liabilities	35,963	36,942

Other liabilities	16,053	13,795

Commitments and contingencies (see Note 11)	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,177 and 67,124, respectively	67,177	67,124
Paid-in capital	59,157	59,143
Retained earnings	270,479	252,772
Accumulated other comprehensive income (loss)	(3,339)	(2,573)
Treasury stock at cost, 31,332 and 31,332 shares, respectively	(100,402)	(100,402)
Total Raven Industries, Inc. shareholders' equity	293,072	276,064
Noncontrolling interest	14	2
Total equity	293,086	276,066
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$345,102	$326,803

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2018	April 30, 2017
Net sales	$111,129	$93,535
Cost of sales	71,131	61,579
Gross profit	39,998	31,956

Research and development expenses	5,285	3,980
Selling, general, and administrative expenses	13,182	9,498
Long-lived asset impairment loss	—	259
Operating income	21,531	18,219

Other income (expense), net	5,679	(230)
Income before income taxes	27,210	17,989

Income tax expense	5,063	5,641
Net income	22,147	12,348

Net income attributable to the noncontrolling interest	12	—

Net income attributable to Raven Industries, Inc.	$22,135	$12,348

Net income per common share:
─ Basic	$0.62	$0.34
─ Diluted	$0.61	$0.34

Cash dividends paid per common share	$0.13	$0.13

Comprehensive income (loss):
Net income	$22,147	$12,348

Other comprehensive income (loss):
Foreign currency translation	(480)	12
Postretirement benefits, net of income tax benefit of $2 and $4, respectively	(6)	(6)
Other comprehensive income (loss), net of tax	(486)	6

Comprehensive income	21,661	12,354

Comprehensive income attributable to noncontrolling interest	12	—

Comprehensive income attributable to Raven Industries, Inc.	$21,649	$12,354

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2017	$67,060	$55,795	30,984	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431
Net income	—	—	—	—	12,348	—	12,348	—	12,348
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	12	12	—	12
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(6)	(6)	—	(6)
Cash dividends ($0.13 per share)	—	56	—	—	(4,747)	—	(4,691)	—	(4,691)
Shares issued on stock options exercised, net of shares withheld for employee taxes	1	10	—	—	—	—	11	—	11
Shares issued on vesting of stock units, net of shares withheld for employee taxes	11	(163)	—	—	—	—	(152)	—	(152)
Share-based compensation	—	791	—	—	—	—	791	—	791
Balance April 30, 2017	$67,072	$56,489	30,984	$(90,402)	$238,250	$(3,670)	$267,739	$5	$267,744

Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
Net income	—	—	—	—	22,135	—	22,135	12	22,147
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(480)	(480)	—	(480)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	—	(6)	(6)	—	(6)
Reclassification due to ASU 2018-02 adoption	—	—	—	—	280	(280)	—	—	—
Cash dividends ($0.13 per share)	—	50	—	—	(4,708)	—	(4,658)	—	(4,658)
Shares issued on stock options exercised, net of shares withheld for employee taxes	12	(129)	—	—	—	—	(117)	—	(117)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	41	(694)	—	—	—	—	(653)	—	(653)
Share-based compensation	—	787	—	—	—	—	787	—	787
Balance April 30, 2018	$67,177	$59,157	31,332	$(100,402)	$270,479	$(3,339)	$293,072	$14	$293,086

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(dollars in thousands)	April 30, 2018	April 30, 2017
OPERATING ACTIVITIES:
Net income	$22,147	$12,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,683	3,614
Change in fair value of acquisition-related contingent consideration	152	91
Long-lived asset impairment loss	—	259
Loss from equity investment	—	110
Gain from sale of equity method investment	(5,785)	—
Deferred income taxes	(293)	(783)
Share-based compensation expense	787	791
Other operating activities, net	(2,102)	174
Change in operating assets and liabilities:
Accounts receivable	(8,893)	(8,623)
Inventories	134	(7,519)
Other assets	(42)	(1,041)
Operating liabilities	3,815	8,281
Net cash provided by operating activities	13,603	7,702

INVESTING ACTIVITIES:
Capital expenditures	(4,164)	(2,790)
Proceeds from sale or maturity of investments	6,556	—
Purchases of investments	(79)	—
Proceeds from sale of assets	832	14
Other investing activities	40	(60)
Net cash provided by (used in) investing activities	3,185	(2,836)

FINANCING ACTIVITIES:
Dividends paid	(4,658)	(4,691)
Payments of acquisition-related contingent liability	(295)	(161)
Restricted stock units vested and issued	(653)	(152)
Employee stock option exercises	(117)	11
Other financing activities	(52)	—
Net cash used in financing activities	(5,775)	(4,993)

Effect of exchange rate changes on cash	(231)	(44)

Net increase (decrease) in cash and cash equivalents	10,782	(171)
Cash and cash equivalents at beginning of year	40,535	50,648
Cash and cash equivalents at end of period	$51,317	$50,477

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

(dollars in thousands, except per-share amounts)

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the agricultural, aerospace/defense, construction, geomembrane, industrial, and stratospheric balloon markets. The Company is comprised of three unique operating units, or divisions, classified into reportable segments: Applied Technology, Engineered Films, and Aerostar.

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

Financial results for the interim three-month period ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. The January 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2018 other than described in the Accounting Standards Adopted section below.
Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2019 first quarter, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02) issued in February 2018. The amendments in this guidance allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and are intended to improve the usefulness of information reported. The Company elected to apply the amendments in the period of adoption. The Company recorded a $280 reclassification entry for the stranded tax effects in Accumulated Other Comprehensive Income related to Raven's post-retirement plan further disclosed in the Company's Annual Report in the Form 10-K filed March 23, 2018. The impact of the reclassification is reported as "Reclassification due to ASU 2018-02 adoption" in the Consolidated Statements of Shareholders' Equity.

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09) on a prospective basis. The guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards as equity instruments or liability instruments are the same immediately before and after the modification

#7

(dollars in thousands, except per-share amounts)

to the award. The Company did not modify any of its outstanding awards during the three-month period ended April 30, 2018; therefore, the adoption of this guidance had no impact on its consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter when it became effective, the Company adopted, the FASB ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07). The guidance clarifies where the cost components of the net benefit cost should be reported in the income statement and it allows only the service cost to be capitalized. The adoption of this guidance resulted in $7 of the net periodic benefit cost being reported as a charge to operating income and $71 reported as a charge to non-operating income (expense) for the three-months ended April 30 2018. The classification of this charge on the Consolidated Statements of Income and Comprehensive Income is described in Note 8 Employee Retirement Benefits in the Notes to the Consolidated Financial Statements. The net periodic benefit cost for the prior fiscal year was not material.

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU 2016-16, "Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory" (ASU 2016-16). Previous GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. This prohibition on recognition is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. This new guidance eliminates the exception for an intra-entity transfer of an asset other than inventory. The Company did not have any intra-entity transfers of assets impacted by this guidance, as such the adoption of this guidance had no impact on its consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU 2016-15, "Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments" (ASU 2016-15). The specific classification issues clarified in the guidance either were not applicable to the Company or are consistent with how the Company previously classified them, therefore the adoption of this guidance had no impact on its consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The updated accounting guidance requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The impacted financial instruments held at the time of adoption were not material, as such, the adoption of this guidance and the subsequent changes to Subtopic 825-10 in ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," did not have a material impact on the Company's consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted ASU 2014-09 on a modified retrospective basis. The comparative historical information has not been adjusted and continues to be reported under ASC Topic 605 as previously presented. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements or results of operations as of the adoption date or for the three months ended April 30, 2018 as a significant majority of our sales revenue is recognized when products are shipped from our manufacturing facilities. As part of our adoption of ASU 2014-09 we have elected the following practical expedients: modified retrospective basis was applied for all contracts that were not completed as of February 1, 2018; shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are considered fulfillment costs included within cost of sales; and taxes that are collected by the Company from a customer, which are assessed by governmental authorities that are both imposed upon and concurrent with a specific revenue-producing transaction, are excluded from revenues. Additional disclosures related to the revenues arising from contracts with customers as required by Topic 606 are included in Note 5 Revenue.
New Accounting Standards Not Yet Adopted
In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize a lease liability (to make lease payments) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly,

#8

(dollars in thousands, except per-share amounts)

optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were accounted for and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company is in the initial stages of evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures which will include recognizing a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term.

#9

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2018	January 31, 2018
Accounts receivable, net:
Trade accounts	$65,723	$57,063
Unbilled receivables	2,031	2,447
Allowance for doubtful accounts	(942)	(978)
	$66,812	$58,532
Inventories:
Finished goods	$7,008	$8,054
In process	995	961
Materials	47,159	46,336
	$55,162	$55,351
Other current assets:
Insurance policy benefit	$207	$759
Income tax receivable	10	1,397
Prepaid expenses and other	4,266	3,705
	$4,483	$5,861
Property, plant and equipment, net:
Land	$3,234	$3,234
Buildings and improvements	80,244	80,299
Machinery and equipment	153,489	149,847
Accumulated depreciation	(130,337)	(127,523)
	106,630	105,857
Property, plant and equipment subject to capital leases:
Machinery and equipment	521	488
Accumulated amortization for capitalized leases	(114)	(65)
	$107,037	$106,280
Other assets:
Equity investments	$96	$1,955
Receivable from sale of investment	1,167	—
Deferred income taxes	21	19
Other	2,663	976
	$3,947	$2,950
Accrued liabilities:
Salaries and related	$3,309	$9,409
Benefits	4,180	4,225
Insurance obligations	2,215	1,992
Warranties	1,097	1,163
Income taxes	4,126	226
Other taxes	905	1,880
Acquisition-related contingent consideration	1,483	1,036
Other	2,947	2,015
	$20,262	$21,946
Other liabilities:
Postretirement benefits	$8,228	$8,264
Acquisition-related contingent consideration	1,420	2,010
Deferred income taxes	320	615
Uncertain tax positions	2,635	2,634
Other	3,450	272
	$16,053	$13,795

(4) NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and fully vested stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common

#10

(dollars in thousands, except per-share amounts)

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Anti-dilutive options and restricted stock units	16,304	470,265

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2018	April 30, 2017
Numerator:
Net income attributable to Raven Industries, Inc.	$22,135	$12,348

Denominator:
Weighted average common shares outstanding	35,826,096	36,080,143
Weighted average fully vested stock units outstanding	87,716	98,787
Denominator for basic calculation	35,913,812	36,178,930

Weighted average common shares outstanding	35,826,096	36,080,143
Weighted average fully vested stock units outstanding	87,716	98,787
Dilutive impact of stock options and restricted stock units	466,768	359,795
Denominator for diluted calculation	36,380,580	36,538,725

Net income per share ─ basic	$0.62	$0.34
Net income per share ─ diluted	$0.61	$0.34

(5) REVENUE
Nature of goods and services
The Company is comprised of three unique operating divisions, classified into reportable segments: Applied Technology (ATD), Engineered Films (EFD), and Aerostar (AERO). The following is a description of principal activities, separated by reportable segment, from which the Company generates revenue. Note that service revenues are not material and are not separately disclosed.
Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help growers reduce costs, more precisely control inputs, and improve crop yields for the global agriculture market. Customers can purchase precision agriculture equipment individually or in large quantities. For purchases made in large quantities, the Company accounts for each piece of equipment separately, as each is a distinct performance obligation from which the customer derives benefit. The stand-alone selling prices are determined based on the prices at which the Company charges other customers for similar products in similar circumstances. Kits or bundles, which can consist of various pieces of equipment, are shipped together and therefore allocation of transaction price does not impact timing of revenue recognition. In the normal course of business the customer agrees to a stated price that does not vary upon purchase and revenue is recognized when control has transferred to the customer.

#11

(dollars in thousands, except per-share amounts)

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication, conversion, and installation capabilities. Plastic film and sheeting can be purchased separately or together with installation services. The majority of transactions within Engineered Films are considered non-customized product-only sales. The Company accounts for each product separately, as each is a distinct performance obligation from which the customer derives benefit. The stand-alone selling prices are determined based on the prices at which the Company charges other customers for similar products in similar circumstances. In the normal course of business the customer agrees to a stated price that does not vary upon purchase and revenue is recognized when control has transferred to the customer.
The remaining transactions within Engineered Films are related to installation and/or customized product sales. Installation revenues are recognized over time using the cost incurred input method (i.e., costs incurred to date relative to total estimated costs at completion) because of continuous transfer of control to our customers. For customized product-only sales, the Company recognizes revenue over time by applying an output method, such as units delivered, to measure progress.
Aerostar
Aerostar serves the aerospace/defense and stratospheric balloon markets. Aerostar designs and manufactures proprietary products including high-altitude (stratospheric) balloon systems, and tethered aerostats, which are collectively referred to as lighter-than-air products, and offers radar processing systems and related services. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar pursues product and support services contracts with agencies and instrumentalities of the U.S. government. Product sales to customers for which we do not continuously transfer control are recognized based on a point-in-time. Contracts with customers which include elements of service, and are considered to be single performance obligations, are recognized over time. The stand-alone selling prices are determined based on the prices at which the Company charges other customers for similar products or services in similar circumstances. In the normal course of business the customer agrees to a stated price that does not vary upon purchase. For revenues recognized at a point-in-time, the Company recognizes revenue when control has transferred to the customer. Certain lighter-than-air contracts are recognized over time using the cost incurred input method. The remaining transactions are recognized over time applying an output method, such as units delivered, to measure progress.
Disaggregation of Revenues
In the following table, revenue is disaggregated by major product category and geography as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue with reportable segments.

	Revenue by Product Category
	Three Months Ended April 30, 2018					Three Months Ended April 30, 2017
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$6,548	$—	$6,548	$—	$—	$6,206	$—	$6,206
International	—	—	454	—	454	—	—	26	—	26
Plastic Films & Sheeting
Domestic	—	55,297	—	(194)	55,103	—	41,111	—	(116)	40,995
International	—	4,695	—	—	4,695	—	2,444	—	—	2,444
Precision Agriculture Equipment
Domestic	29,525	—	—	—	29,525	30,259	—	—	—	30,259
International	10,905	—	—	—	10,905	10,231	—	—	—	10,231
Other
Domestic	—	—	3,899	—	3,899	—	—	3,332	—	3,332
International	—	—	—	—	—	—	—	42	—	42
Totals	$40,430	$59,992	$10,901	$(194)	$111,129	$40,490	$43,555	$9,606	$(116)	$93,535
(a) Intersegment sales for both fiscal 2019 and 2018 were primarily sales from Engineered Films to Aerostar.

#12

(dollars in thousands, except per-share amounts)

Contract Balances
Contract assets consist of unbilled receivables and retainage. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed at the reporting date, or retainage provisions on billings that have been issued. Contract assets are converted to receivables when the right to collect becomes unconditional.
Contract liabilities consist of customer advances and deferred revenue. Contract liabilities primarily relate to consideration received from customers prior to transferring goods or services to the customer.
The following table reflects the changes in our contract assets and liabilities for the three months ended April 30, 2018:

	April 30, 2018	January 31, 2018	$ Change	% Change
Contract assets(a)	$2,724	$3,119	$(395)	(12.7)%

Contract liabilities(b)	$987	$1,890	$(903)	(47.8)%
(a) Contract assets are reported in "Accounts receivable, net" in the Consolidated Balance Sheet.
(b) Contract liabilities are reported in "Other current liabilities" in the Consolidated Balance Sheet.

During the three months ended April 30, 2018, the Company’s contract assets and contract liabilities decreased by $395 and $903, respectively, primarily as a result of the contract terms for and timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all of the contract assets that existed as of January 31, 2018 were converted to receivables and contract liabilities that existed as of January 31, 2018 were recognized as revenue in the first quarter of fiscal 2019.
Remaining performance obligations
As of April 30, 2018, the Company did not have any remaining performance obligations related to customer contracts that had an original expected duration of one year or more.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Colorado Lining International, Inc.
On September 1, 2017, the Company completed the acquisition of substantially all of the assets (the acquisition) of Colorado Lining International, Inc., a Colorado corporation, headquartered in Parker, CO (CLI). The acquisition was immediately aligned under the Company’s Engineered Films Division. The acquisition enhanced the Company’s geomembrane market position through extended service and product offerings with the addition of new design-build and installation service components, and advanced Engineered Films’ business model into a vertically-integrated, full-service solutions provider for the geomembrane market. The acquisition constituted a business and as such was accounted for as a business combination.

The purchase price of $14,938 included a potential earn-out with an estimated fair value of $1,256. The earn-out payments are contingent upon achieving certain revenue targets and operational synergies. The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded as part of the purchase price allocation was $5,714, all of which is tax deductible. Intangible assets acquired in the acquisition related to customer relationships, order backlog and non-complete agreements and were valued at $610.

Aerostar's Client Private Business
In fiscal 2018 Aerostar actively marketed the sale of its client private business and classified it as held for sale. During the first quarter of fiscal 2019, the client private business was sold for $832 which resulted in an immaterial gain.

Site-Specific Technology Development Group, Inc. (SST)
In February 2018 the Company sold its ownership interest, which was being accounted for as an equity method investment, of approximately 22% in SST with a carrying value of $1,937. Raven received $6,556 in cash at closing. The Company recognized a gain on the sale of $5,785 for the three months ended April 30, 2018 and this gain was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. This amount includes a fifteen percent hold-back provision held in an escrow account which is expected to be settled in fiscal 2020.

#13

(dollars in thousands, except per-share amounts)

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to the acquisition of CLI in September 2017, as well as the prior acquisitions of SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in May 2014 and Vista Research, Inc. (Vista) in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Beginning balance	$3,046	$1,742
Change in fair value of the liability	152	91
Contingent consideration earn-out paid	(295)	(161)
Ending balance	$2,903	$1,672

Classification of liability in the Consolidated balance sheet
Accrued liabilities	$1,483	$434
Other liabilities, long-term	1,420	1,238
Balance at April 30	$2,903	$1,672

In the CLI acquisition, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenues and operational synergies. To date, the Company has made no payments on this potential earn-out liability.

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. To date, the Company has paid a total of $974 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. To date, the Company has paid a total of $1,783 of this potential earn-out liability.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill

Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in first quarter of fiscal 2019 and fiscal 2018 and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three-month periods ending April 30, 2018 and 2017, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2018	$12,741	$33,232	$737	$46,710
Divestiture of business	—	—	(103)	(103)
Foreign currency translation adjustment	(78)	—	—	(78)
Balance at April 30, 2018	$12,663	$33,232	$634	$46,529

#14

(dollars in thousands, except per-share amounts)

Long-lived Assets and Other Intangibles

Fiscal 2019
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles and property plant and equipment if events or changes in circumstances indicate that an asset might be impaired and performs impairment reviews by asset group. When performing long-lived asset testing, the fair values of assets are determined based on valuation techniques using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is recognized when the estimated undiscounted cash flows used in determining the fair value of the asset are less than its carrying amount.

Management performed an assessment in fiscal 2019 first quarter and determined that there were no impairment indicators identified for any of the Company's asset groups. There were no long-lived asset impairment losses reported in the three-month period ending April 30, 2018.

Fiscal 2018
During first quarter of fiscal 2018, the Company determined that the investment in AgEagle Aerial Systems, Inc. (AgEagle) was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended April 30, 2017. The Company also determined the customer relationship intangible asset related to the AgEagle exclusive distribution agreement was fully impaired. The total impairment loss reported related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the three-month period ended April 30, 2017.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	April 30, 2018			January 31, 2018
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$7,260	$(7,046)	$214	$7,290	$(6,996)	$294
Customer relationships	13,245	(5,400)	7,845	13,264	(4,834)	8,430
Patents and other intangibles	4,257	(2,501)	1,756	4,241	(2,381)	1,860
Total	$24,762	$(14,947)	$9,815	$24,795	$(14,211)	$10,584

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Service cost	$7	$22
Interest cost	79	82
Amortization of actuarial losses	32	30
Amortization of unrecognized gains in prior service cost	(40)	(40)
Net periodic benefit cost	$78	$94

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income in accordance with ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07) further described in Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Service cost is reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. Interest cost, amortization of actuarial gains or losses, and amortization of prior service cost is classified as a non-operating expense in "Other income (expense), net on the Consolidated Statements of Income and Comprehensive Income.

#15

(dollars in thousands, except per-share amounts)

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Beginning balance	$1,163	$1,547
Change in provision	157	1,377
Settlements made	(223)	(519)
Ending balance	$1,097	$2,405

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

Simultaneous with execution of the Credit Agreement, Raven and its subsidiaries entered into a guaranty agreement in favor of JPMorgan Chase Bank, National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	Three Months Ended
	April 30, 2018	January 31, 2018
Unamortized debt issuance costs(a)	$215	$242
(a) Unamortized debt issuance costs are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company is in compliance with all covenants as of April 30, 2018. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Letters of credit (LOC) issued and outstanding were as follows:

	Three Months Ended
	April 30, 2018	January 31, 2018
Letters of credit outstanding(a)	$514	$1,097
(a) All of these LOC are outstanding under the Credit Agreement except one LOC for$50 that is outstanding with Wells Fargo. Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2018 was $124,536.

(11) COMMITMENTS AND CONTINGENCIES

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liability of which cannot be determined at this time.

#16

(dollars in thousands, except per-share amounts)

The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

The Company entered into a Gift Agreement (the Agreement) effective in January 2018 with the South Dakota State University Foundation, Inc. (the Foundation). The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain other actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018 and it is probable a liability has been incurred. The fair value of this contingency at April 30, 2018 was $4,503 (measured based on the present value of the expected future cash outflows) of which $1,394 was classified as "Accrued liabilities" and $3,109 was classified as "Other liabilities". The expense related to this liability is reported within “Selling, general, and administrative expenses”. This gift will be used by South Dakota State University (SDSU), located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has other unconditional purchase obligations that arise in the normal course of business operations. The majority of these obligations are related to the purchase of raw material inventory for the Applied Technology and Engineered Films divisions.

(12) INCOME TAXES

The U.S. Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and reduced the U.S. federal statutory tax rate to 21 percent effective January 1, 2018. In addition, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the TCJA (SAB 118), which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. Since the TCJA was passed late in the fourth quarter of fiscal 2018, ongoing guidance and accounting interpretation are expected over the next year, and significant data and analysis is required to finalize amounts recorded pursuant to the TCJA. As such, the Company considers the accounting for the transition tax to be incomplete due to the forthcoming guidance and its ongoing analysis of final year-end data and tax positions. The Company expects to complete its analysis within the measurement period in accordance with SAB 118. Also, the Company has determined that it will elect to recognize Global Intangible Low Taxed Income (GILTI) as a period cost if, and when, incurred. As of April 30, 2018, undistributed earnings of the Canadian and European subsidiaries were considered to have been reinvested indefinitely.

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates for the three-month periods ended April 30, 2018 and 2017 were 18.6% and 31.4%, respectively. The decrease in the effective tax rate is primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA. The Company also recognized a discrete tax benefit (expense) related to the vesting or settlement of stock awards of $243 and $(479) for three-month periods ended April 30, 2018 and 2017, respectively.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Dividends paid(a)	$4,658	$4,691

Dividends paid per share (in cents per share)(a)	13.0	13.0
(a)There were no declared and unpaid shareholder dividends at April 30, 2018 or 2017.

On November 3, 2014, the Company announced that its Board of Directors (Board) had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until such time as the authorized spending limit is reached or such authorization is revoked by the Board.

There were no shares repurchased pursuant to these authorizations in the three-month periods ended April 30, 2018 and April 30, 2017. The remaining dollar value authorized for share repurchases at April 30, 2018 is $27,959.

#17

(dollars in thousands, except per-share amounts)

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period, net of estimated forfeitures.

The share-based compensation expense was as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Cost of sales	$80	$58
Research and development expenses	31	37
Selling, general, and administrative expenses	676	696
Total stock-based compensation expense	$787	$791

(15) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on technology, manufacturing processes, and end-use application. Raven's reportable segments are Applied Technology, Engineered Films, and Aerostar. The Company measures the performance of its segments based on certain metrics such as net sales and operating income excluding general and administrative expenses. Other income (expense) and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Separate financial information is available and regularly evaluated by the Company's chief operating decision-maker (CODM), the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. Segment information is reported consistent with the Company's management reporting structure.

Business segment net sales and operating income results are as follows:

	Three Months Ended
	April 30, 2018	April 30, 2017
Net sales
Applied Technology	$40,430	$40,490
Engineered Films(a)	59,992	43,555
Aerostar	10,901	9,606
Intersegment eliminations(b)	(194)	(116)
Consolidated net sales	$111,129	$93,535

Operating income(c)
Applied Technology	$15,948	$13,453
Engineered Films	13,196	8,720
Aerostar	2,805	1,418
Intersegment eliminations	(15)	(2)
Total reportable segment income	31,934	23,589
General and administrative expenses(c)	(10,403)	(5,370)
Consolidated operating income	$21,531	$18,219

(a) Fiscal year 2019 Net sales includes $7,744 in net sales related to the CLI asset acquisition further described in Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies", and $8,919 of recovery film sales related to the hurricane recovery effort.
(b) Intersegment sales for both fiscal 2019 and 2018 were primarily sales from Engineered Films to Aerostar.
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

#18

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K for the year ended January 31, 2018.

The Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:

•	Executive Summary

•	Results of Operations - Segment Analysis

•	Outlook

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Critical Accounting Policies and Estimates

•	Accounting Pronouncements

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the agricultural, aerospace/defense, construction, geomembrane, industrial, and stratospheric balloon markets. The Company is comprised of three unique operating divisions, classified into reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar).

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

Vision and Strategy
At Raven, our purpose is to solve great challenges. Great challenges require great solutions. Raven’s three unique operating divisions share resources, ideas, and a passion to create technology that helps the world grow more food, produce more energy, protect the environment, and live safely.

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

The following discussion highlights the consolidated operating results for the three-months ended April 30, 2018 and 2017. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

#19

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2018	April 30, 2017	% Change
Net sales	$111,129	$93,535	18.8%
Gross profit	39,998	31,956	25.2%
Gross margin (a)	36.0%	34.2%
Operating income	$21,531	$18,219	18.2%
Operating margin (a)	19.4%	19.5%
Other income (expense), net	$5,679	$(230)
Net income attributable to Raven Industries, Inc.	$22,135	$12,348	79.3%
Diluted earnings per share	$0.61	$0.34

Cash flow from operating activities	$13,603	$7,702	76.6%
Cash outflow for capital expenditures	$(4,164)	$(2,790)	(49.2)%
Cash dividends	$(4,658)	$(4,691)	(0.7)%
Common share repurchases	$—	$—

(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2019 first quarter, net sales were $111.1 million, up $17.6 million, or 18.8%, from $93.5 million in last year’s first quarter. The Company's operating income for the first quarter of fiscal 2019 was $21.5 million, up $3.3 million, or 18.2%, compared to the first quarter of fiscal 2018. The increase in operating income was principally due to improved operating leverage on higher sales volume. Included in fiscal 2019 first quarter operating income was an expense of $4.5 million related to the previously announced gift to SDSU and approximately $900 thousand of ongoing expenses related to Project Atlas. Project Atlas is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform. Project Atlas did not start until the third quarter of fiscal 2018, and as such, no costs were incurred in the first quarter of fiscal 2018.
Fiscal 2019 first quarter other income (expense), net includes a $5.8 million gain on the sale of the Company's ownership interest in SST.
Net sales for Applied Technology in the first quarter of fiscal 2019 were $40.4 million, essentially flat compared to the first quarter of fiscal 2018. Geographically, domestic sales were down 2.4% year-over-year while international sales increased 6.6% year-over-year. Operating income was $15.9 million, up $2.5 million, or 18.5% compared to $13.5 million in the first quarter of fiscal 2018. The increase was driven by lower warranty expense and favorable legal recoveries. Improvements in quality, including a more controlled release of new products by the division have reduced claims and led to the lower warranty expense year-over-year for the three-month period ended April 30, 2018.

Engineered Films’ fiscal 2019 first quarter net sales were $60.0 million, an increase of $16.4 million, or 37.7%, compared to fiscal 2018 first quarter net sales of $43.6 million. Delivery of hurricane recovery film to support relief efforts and the recent acquisition of CLI contributed net sales of $8.9 million and $7.7 million, respectively. Operating income for the first quarter of fiscal 2019 increased 51.3% to $13.2 million as compared to $8.7 million in the prior year first quarter. This increase in operating income was driven by higher sales volume and strong operational execution.

Net sales for Aerostar in the first quarter of fiscal 2019 were $10.9 million, an increase of $1.3 million, or 13.5%, compared to fiscal 2018 first quarter net sales of $9.6 million. In the first quarter of fiscal 2019 the division sold its client private business. Aerostar's client private business generated sales of $0.3 million and $1.6 million in the first quarter of fiscal 2019 and 2018, respectively. Excluding the sales of the client private business from both periods, Aerostar's underlying sales growth was significantly higher than reported results year-over-year. The increase in net sales was driven by an increase in sales volume across core product lines. Operating income in the first quarter of fiscal 2019 was $2.8 million compared to an operating income of $1.4 million in the first quarter of last year. This increase was primarily driven by increased sales volume and favorable sales mix.

#20

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, more precisely control inputs, and improve crop yields for the global agricultural market.

	Three Months Ended
(dollars in thousands)	April 30, 2018	April 30, 2017	$ Change	% Change
Net sales	$40,430	$40,490	$(60)	(0.1)%
Gross profit	21,186	18,522	2,664	14.4%
Gross margin	52.4%	45.7%
Operating expenses	$5,238	$4,810	$428	8.9%
Operating expenses as % of sales	13.0%	11.9%
Long-lived asset impairment loss	$—	$259
Operating income(a)	$15,948	$13,453	$2,495	18.5%
Operating margin	39.4%	33.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Despite persistently low commodity prices the division sustained the strong performance achieved in the prior year due to innovative new product introductions and continuing to build on key OEM relationships. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology has maintained market share in the first quarter of fiscal 2018.

•
Sales volume. First quarter fiscal 2019 net sales were $40.4 million, essentially flat versus the first quarter of fiscal 2018. Overall sales volume in the division did not change materially year-over-year.

•
International sales. International sales totaled $10.9 million, up 6.6% from $10.2 million in the prior year comparative period. This increase was primarily driven by favorable changes in the exchange rate for the Canadian Dollar and the Euro. International sales represented 27.0% of segment revenue compared to 25.3% of segment revenue in the prior year comparative period.

•
Gross margin. Gross margin increased to 52.4% for the first quarter of fiscal 2019 from 45.7% in the prior year comparative period. Lower raw materials costs, operational efficiencies, and a reduction of manufacturing related engineering support were the primary drivers of this increase year-over-year. Engineering support related expenses may be allocated to overhead, and thus cost of sales, or research and development expenses based on the focus of the engineering effort.

•
Operating expenses. Fiscal 2019 first quarter operating expense as a percentage of net sales was 13.0%, up from 11.9% in the prior year first quarter. This increase is primarily driven by higher investment in research and development activities, which includes an increase in engineering support, and the start-up related costs to establish the division's Latin American headquarters in Brazil. These strategic investments will support the Company's long-term growth through new product introductions and expanded geographic presence. Division operating margin increased 620 basis points year-over-year, driven by lower warranty expense and favorable legal recoveries. Improvements in quality, including a more controlled release of new products by the division have reduced claims and led to the lower warranty expense year-over-year for the three-month period ended April 30, 2018.

•
Long-lived asset impairment loss. As described in Note 7 Goodwill, Long-lived Assets, and Other Intangibles of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the first quarter of fiscal 2018 the Company determined that the intangible asset related to the investment in AgEagle was fully impaired due to the decrease in expected future cash flows. No impairments were recognized in the three-month period ended April 30, 2018.

#21

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for agricultural, construction, geomembrane, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication, conversion, and installation capabilities.

	Three Months Ended
(dollars in thousands)	April 30, 2018	April 30, 2017	$ Change	% Change
Net sales	$59,992	$43,555	$16,437	37.7%
Gross profit	15,186	10,747	4,439	41.3%
Gross margin	25.3%	24.7%
Operating expenses	$1,990	$2,027	$(37)	(1.8)%
Operating expenses as % of sales	3.3%	4.7%
Operating income(a)	$13,196	$8,720	$4,476	51.3%
Operating margin	22.0%	20.0%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. End-market conditions in the geomembrane market have continued to improve over the last twelve months. At the end of the first quarter of fiscal 2019, U.S. land-based rig counts have increased approximately 18% versus the first quarter of fiscal 2018. As described in Note 6 Acquisitions and Divestitures of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the third quarter of fiscal 2018 the Company closed on the acquisition of CLI, further strengthening Engineered Films' presence in the geomembrane market. CLI contributed $7.7 million in sales during the first quarter of fiscal 2019. Net sales included $8.9 million in deliveries of hurricane recovery film in the three-month period ending April 30, 2018. Sales of such film are generally less than $2.0 million on an annual basis. The Company does not presently expect any additional hurricane recovery film sales in fiscal 2019. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films has maintained or increased market share in its core business.

•
Sales volume and selling prices. First quarter net sales were $60.0 million, an increase of $16.4 million, or 37.7%, compared to fiscal 2018 first quarter net sales of $43.6 million. The acquisition of CLI and the delivery of hurricane recovery film added $7.7 million and $8.9 million in the first quarter of fiscal 2019, respectively. Drivers of the increase in in the underlying business include improved market conditions within the geomembrane market and new business wins in the industrial market.

•
Gross margin. For the three-month period ended April 30, 2018, gross margin was 25.3%. The gross margin for the three-month period ended April 30, 2017 was 24.7%. The improvement in gross margin was driven by higher sales volume and strong operational execution.

•
Operating expenses. First quarter operating expenses were down 1.8% compared to the prior year first quarter. As a percentage of net sales, operating expense was 3.3% in the current year three-month period as compared to 4.7% in the prior year comparative period. Expense discipline constrained costs while sales grew substantially.

Aerostar
Aerostar serves the aerospace/defense and stratospheric balloon markets. Aerostar designs and manufactures proprietary products including high-altitude (stratospheric) balloon systems, and tethered aerostats, which are collectively referred to as lighter-than-air products, and offers radar processing systems and related services. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar pursues product and support services contracts with agencies and instrumentalities of the U.S. government.

#22

	Three Months Ended
(dollars in thousands)	April 30, 2018	April 30, 2017	$ Change	% Change
Net sales	$10,901	$9,606	$1,295	13.5%
Gross profit	3,641	2,689	952	35.4%
Gross margin	33.4%	28.0%
Operating expenses	$836	$1,271	$(435)	(34.2)%
Operating expenses as % of sales	7.7%	13.2%
Operating income(a)	$2,805	$1,418	$1,387	97.8%
Operating margin	25.7%	14.8%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Aerostar’s business consists of proprietary products and services to the aerospace/defense and stratospheric balloon markets. It is particularly challenging to measure market share information across the product and service offerings and the Company does not model comparative market share position for any of its divisions.  However, the company believes that the sales growth in the three-month period was driven by a mix of market share gain and overall growth in some of the markets served.

•
Sales volume. Net sales increased 13.5% from $9.6 million for the three-month period ended April 30, 2017 to $10.9 million for the three-month period ended April 30, 2018. In the first quarter of fiscal 2019 the division sold its client private business. Aerostar's client private business generated sales of $0.3 million and $1.6 million in the first quarter of fiscal 2019 and 2018, respectively. Excluding the sales of the client private business from both periods, Aerostar's underlying sales growth was significantly higher than reported results year-over-year. The increase in net sales was driven by an increase in sales volume across core product lines.

•
Gross margin. For the three-month year-over-year period, gross margin increased from 28.0% to 33.4%. The increase in gross margin year-over-year was primarily the result of a favorable mix in the sale of higher margin products versus lower margin products as compared to the first quarter of fiscal 2018.

•
Operating expenses. First quarter fiscal 2019 operating expense was $0.8 million, or 7.7% of net sales, a decrease from $1.3 million, or 13.2% of net sales in the first quarter of fiscal 2018. The decrease was primarily due to funded research and development contracts and included an immaterial gain on the sale of Aerostar's client private business.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)

	Three Months Ended
(dollars in thousands)	April 30, 2018	April 30, 2017
Administrative expenses	$10,403	$5,370
Administrative expenses as a % of sales	9.4%	5.7%
Other income (expense), net	$5,679	$(230)
Effective tax rate	18.6%	31.4%

Administrative spending for the three-month period ending April 30, 2018 was up $5.0 million, compared to the comparable period in fiscal 2018. In the first quarter of fiscal 2019, administrative expenses included an expense of $4.5 million related to the previously announced gift to SDSU and approximately $900 thousand of expenses related to Project Atlas.

Other income (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses. Fiscal 2019 first quarter other income (expense), net includes a $5.8 million gain on the sale of the Company's equity interest in SST. There were no significant items in other income (expense), net for the fiscal 2018 first quarter.

The Company’s effective tax rates for the three-month periods ended April 30, 2018 and 2017 were 18.6% and 31.4%, respectively. The decrease in the effective tax rate is primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA.

#23

Other items causing the Company's effective tax rate to differ from the statutory tax rate are more fully described in Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OUTLOOK

All three divisions continued to achieve strong operating results during the first quarter of fiscal 2019. Investments in growth are leading to increased demand, and operational execution is resulting in higher sales volume and improved financial performance.

Applied Technology is expected to continue to drive results through innovation despite a lack of anticipated improvement in end-market conditions during the fiscal year. The division will continue to invest in the development of new products and work to grow sales in international markets including leveraging its newly established Latin American headquarters in Brazil.

During the first quarter of fiscal 2019, Engineered Films continued to achieve sales growth and margin expansion. In the second half of fiscal 2019 sales comparisons for Engineered Films will be challenged due to the non-recurring nature of hurricane recovery film sales. In the second half of last year the division generated $24 million in sales related to hurricane recovery film and the Company does not expect any hurricane recovery film sales for the remainder of fiscal 2019. Excluding the impact of hurricane recovery film, the underlying fundamentals remain strong and the division is expected to grow sales and maintain strong margins.

Confidence continues to build within Aerostar. The division is expected to continue to drive long-term profitable growth led by new contract wins for its core product offerings.

For the Company, Project Atlas related expenses are expected to be approximately $4 million in fiscal 2019. This investment will drive efficiencies across the enterprise, enable faster integration of future acquisitions, automate a significant portion of internal controls, and enhance the enterprise’s execution of its long-term growth strategy. Capital spending is expected to be approximately $22 million in fiscal 2019. These capital expenditures will include a new extrusion line for Engineered Films with an expected completion date in the fourth quarter of fiscal 2019. The effective tax rate for the full-year is expected to be approximately 20%, excluding discrete items.

Overall financial performance was strong in the first quarter of fiscal 2019. The Company expects this positive momentum to continue.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	April 30, 2018	January 31, 2018
Cash and cash equivalents	$51,317	$40,535

	Three Months Ended
(dollars in thousands)	April 30, 2018	April 30, 2017
Cash provided by operating activities	$13,603	$7,702
Cash provided by (used in) investing activities	3,185	(2,836)
Cash used in financing activities	(5,775)	(4,993)
Effect of exchange rate changes on cash and cash equivalents	(231)	(44)
Net increase in cash and cash equivalents	$10,782	$(171)

Cash and cash equivalents totaled $51.3 million at April 30, 2018, an increase of $10.8 million from $40.5 million at January 31, 2018. The comparable balance as of April 30, 2017 was $50.5 million. Cash proceeds from the sale of SST and continued strength in operating cash flows principally drove the increase in cash versus the prior quarter.

#24

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $13.6 million for the first three months of fiscal 2019 compared with $7.7 million in the first three months of fiscal 2018. The increase in operating cash flows year-over-year was primarily due to the increase in net income.

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

(dollars in thousands)	April 30, 2018	April 30, 2017
Accounts receivable, net	$66,812	$51,617
Plus: Inventories	55,162	49,867
Less: Accounts payable	14,714	13,909
Net working capital(a)	$107,260	$87,575

Annualized net sales(b)	444,516	374,140
Net working capital percentage(c)	24.1%	23.4%
(a) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as Net working capital divided by Annualized net sales for each of the fiscal periods, respectively.

The net working capital percentage increased 70 basis points year-over-year in the first quarter of fiscal 2019. The increase was primarily driven by an increase in receivables within Engineered Films as a result of the acquisition of CLI. The Company remains focused on managing efficient levels of receivables, inventories, and accounts payable and will continue to take actions to reduce net working capital requirements.

Inventory increased $5.3 million, or 10.6%, year-over-year from $49.9 million at April 30, 2017 to $55.2 million at April 30, 2018. In comparison, net sales increased $17.6 million, or 18.8%, year-over-year in the first quarter. The increase in inventory was primarily driven by growth in net sales and backlog in the Engineered Films Division.

Accounts receivable increased $15.2 million, or 29.4%, year-over-year to $66.8 million at April 30, 2018 from $51.6 million at April 30, 2017. In comparison, net sales increased $17.6 million, or 18.8%, year-over-year in the first quarter. The increase in accounts receivable was led by an increase in receivables within Engineered Films as a result of the acquisition of CLI and increased sales volume.

Accounts payable increased $0.8 million, or 5.8%, year-over-year from 13.9 million at April 30, 2017 to 14.7 million at April 30, 2018. In comparison, net sales increased $17.6 million, or 18.8%, year-over-year in the first quarter. The increase in accounts payable was primarily driven by higher inventory purchases during the quarter. Accounts payable increased less than inventory due to the timing of payments.

Investing Activities
Cash provided by investing activities was $3.2 million for the first three months of fiscal 2019 compared with cash used of $2.8 million in the first three months of fiscal 2018. Current period cash flows included $6.6 million from the sale of the Company's ownership interest in SST. Capital expenditures increased $1.4 million versus the first quarter of fiscal 2018 primarily due to expenditures related to a new Engineered Films extrusion line that is expected to be completed toward the end of fiscal year 2019.

Management anticipates fiscal 2019 capital spending to be approximately $22 million. The Company continues to maintain a disciplined approach to capital spending. Expanding Engineered Films' capacity and maintaining Applied Technology's capital spending to advance product development are expected to continue. In addition, management will continue to evaluate strategic acquisitions that result in expanded capabilities and improved competitive advantages.

#25

Financing Activities
Cash used for financing activities for the first three months of fiscal 2019 was up $0.8 million compared with the first three months of fiscal 2018.

Dividends per share were flat at 13.0 cents per share. Total cash outflows for dividends in the three-month periods ended April 30, 2018 and 2017 were $4.7 million and $4.7 million, respectively.

During the three months ended April 30, 2018 and April 30, 2017, the Company made payments of $0.3 million and $0.2 million, respectively, on acquisition-related contingent liabilities.

No borrowing or repayment occurred on the Credit Agreement during the first three months of fiscal 2019 or fiscal 2018.

Financing cash outflows in the first three months of fiscal 2019 and 2018 included employee taxes paid in relation to net settlement of restricted stock units that vested during the first quarter and stock options exercised in the period.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2018 was $124.5 million.

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

Letters of credit (LOCs) totaling $0.5 million and $1.1 million were outstanding at April 30, 2018 and April 30, 2017, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2018 other than item discussed below.

Raven is eligible to receive earn-out payments related to the disposition of Aerostar's client private business and the Company's ownership interest in SST if certain post-closing performance benchmarks are satisfied. The Company will recognize the earn-out payments as income in the period they are realized under the terms of the respective agreement.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2 Summary of Significant Accounting Policies and Note 5 Revenue to our consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the three months ended April 30, 2018.

ACCOUNTING PRONOUNCEMENTS

See Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of recent accounting pronouncements.

#26

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding the expectations, beliefs, intentions or strategies regarding the future, not past or historical events. Without limiting the foregoing, the words "anticipates," "believes," "expects," "intends," "may," "plans," "should," "estimate," "predict," "project," "would," "will," "potential," and similar expressions are intended to identify forward-looking statements. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. The Company intends that all forward-looking statements be subject to the safe harbor provisions of the Private Securities Litigation Reform Act.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of capital lease obligations as of April 30, 2018 and January 31, 2018. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $3.9 million and $4.1 million at April 30, 2018 and January 31, 2018, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified

#27

in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2018

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended January 31, 2018, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive. Additional risks we currently deem to be immaterial or are unknown to us at this time also could materially affect our business, results of operations, financial condition, and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. The Company made no purchases (recorded on trade date basis) of its own equity securities during the first quarter of fiscal 2019. There is $28.0 million still available for share repurchases under this Board-authorized program which remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

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

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 23, 2018

#30