Form 10-Q
period 2018-07-31
RAVEN INDUSTRIES INC
filed 2018-08-23
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of August 17, 2018 there were 35,902,427 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	July 31, 2018	January 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$65,439	$40,535
Accounts receivable, net	61,348	58,532
Inventories	55,993	55,351
Other current assets	5,372	5,861
Total current assets	188,152	160,279

Property, plant and equipment, net	106,716	106,280
Goodwill	46,438	46,710
Amortizable intangible assets, net	11,772	10,584
Other assets	2,837	2,950
TOTAL ASSETS	$355,915	$326,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,882	$13,106
Accrued liabilities	21,875	21,946
Other current liabilities	733	1,890
Total current liabilities	37,490	36,942

Other liabilities	16,315	13,795

Commitments and contingencies (see Note 11)	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,229 and 67,124, respectively	67,229	67,124
Paid-in capital	59,489	59,143
Retained earnings	279,438	252,772
Accumulated other comprehensive income (loss)	(3,702)	(2,573)
Treasury stock at cost, 31,332 and 31,332 shares, respectively	(100,402)	(100,402)
Total Raven Industries, Inc. shareholders' equity	302,052	276,064
Noncontrolling interest	58	2
Total equity	302,110	276,066
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$355,915	$326,803

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Net sales	$102,684	$86,610	$213,813	$180,145
Cost of sales	68,076	60,097	139,207	121,676
Gross profit	34,608	26,513	74,606	58,469

Research and development expenses	6,151	4,256	11,436	8,236
Selling, general, and administrative expenses	11,828	10,557	25,010	20,055
Long-lived asset impairment loss	—	—	—	259
Operating income	16,629	11,700	38,160	29,919

Other (expense) income, net	(139)	(63)	5,540	(293)
Income before income taxes	16,490	11,637	43,700	29,626

Income tax expense	2,769	3,403	7,832	9,044
Net income	13,721	8,234	35,868	20,582

Net income (loss) attributable to the noncontrolling interest	44	(1)	56	(1)

Net income attributable to Raven Industries, Inc.	$13,677	$8,235	$35,812	$20,583

Net income per common share:
─ Basic	$0.38	$0.23	$1.00	$0.57
─ Diluted	$0.38	$0.23	$0.98	$0.56

Cash dividends paid per common share	$0.13	$0.13	$0.26	$0.26

Comprehensive income (loss):
Net income	$13,721	$8,234	$35,868	$20,582

Other comprehensive income (loss):
Foreign currency translation	(357)	810	(837)	822
Postretirement benefits, net of income tax benefit of $2, $3, $4 and $7 respectively	(6)	(7)	(12)	(13)
Other comprehensive income (loss), net of tax	(363)	803	(849)	809

Comprehensive income	13,358	9,037	35,019	21,391

Comprehensive income (loss) attributable to noncontrolling interest	44	(1)	56	(1)

Comprehensive income attributable to Raven Industries, Inc.	$13,314	$9,038	$34,963	$21,392

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2017	$67,060	$55,795	30,984	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431
Net income	—	—	—	—	20,583	—	20,583	(1)	20,582
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	822	822	—	822
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $7	—	—	—	—	—	(13)	(13)	—	(13)
Cash dividends ($0.26 per share)	—	109	—	—	(9,493)	—	(9,384)	—	(9,384)
Shares issued on stock options exercised, net of shares withheld for employee taxes	12	(160)	—	—	—	—	(148)	—	(148)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	11	(162)	—	—	—	—	(151)	—	(151)
Director shares issued	4	(4)	—	—	—	—	—	—	—
Share-based compensation	—	1,932	—	—	—	—	1,932	—	1,932
Balance July 31, 2017	$67,087	$57,510	30,984	$(90,402)	$241,739	$(2,867)	$273,067	$4	$273,071

Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
Net income	—	—	—	—	35,812	—	35,812	56	35,868
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(837)	(837)	—	(837)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(12)	(12)	—	(12)
Reclassification due to ASU 2018-02 adoption	—	—	—	—	280	(280)	—	—	—
Cash dividends ($0.26 per share)	—	100	—	—	(9,426)	—	(9,326)	—	(9,326)
Shares issued on stock options exercised, net of shares withheld for employee taxes	42	(721)	—	—	—	—	(679)	—	(679)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	63	(1,314)	—	—	—	—	(1,251)	—	(1,251)
Share-based compensation	—	2,281	—	—	—	—	2,281	—	2,281
Balance July 31, 2018	$67,229	$59,489	31,332	$(100,402)	$279,438	$(3,702)	$302,052	$58	$302,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(dollars in thousands)	July 31, 2018	July 31, 2017
OPERATING ACTIVITIES:
Net income	$35,868	$20,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,401	7,184
Change in fair value of acquisition-related contingent consideration	403	145
Long-lived asset impairment loss	—	259
Loss from equity investment	—	154
Gain from sale of equity method investment	(5,785)	—
Deferred income taxes	(439)	(942)
Share-based compensation expense	2,281	1,932
Other operating activities, net	(1,987)	174
Change in operating assets and liabilities:
Accounts receivable	(2,982)	(3,279)
Inventories	(792)	(8,466)
Other assets	74	(1,257)
Operating liabilities	4,610	3,375
Net cash provided by operating activities	38,652	19,861

INVESTING ACTIVITIES:
Capital expenditures	(6,853)	(5,223)
Proceeds from sale or maturity of investments	6,668	250
Purchases of investments	(164)	(255)
Proceeds (disbursements) from sale of assets, settlement of liabilities	832	(344)
Other investing activities	(1,971)	(17)
Net cash used in investing activities	(1,488)	(5,589)

FINANCING ACTIVITIES:
Dividends paid	(9,326)	(9,384)
Payments of acquisition-related contingent liability	(499)	(320)
Restricted stock units vested and issued	(679)	(151)
Employee stock option exercises	(1,251)	(148)
Other financing activities	(102)	—
Net cash used in financing activities	(11,857)	(10,003)

Effect of exchange rate changes on cash	(403)	280

Net increase in cash and cash equivalents	24,904	4,549
Cash and cash equivalents at beginning of year	40,535	50,648
Cash and cash equivalents at end of period	$65,439	$55,197

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

Financial results for the interim three- and six-month periods ended July 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. The January 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09) on a prospective basis. The guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards as equity instruments or liability instruments are the same immediately before and after the modification

#7

(dollars in thousands, except per-share amounts)

to the award. The Company did not modify any of its outstanding awards during the six-month period ended July 31, 2018; therefore, the adoption of this guidance had no impact on its consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter when it became effective, the Company adopted, the FASB ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07). The guidance clarifies where the cost components of the net benefit cost should be reported in the income statement and it allows only the service cost to be capitalized. The adoption of this guidance resulted in $7 and $14 of the net periodic benefit cost being reported as a charge to operating income and $71 and $142 reported as a charge to non-operating income (expense) for the three- and six-months ended July 31, 2018, respectively. The classification of this charge on the Consolidated Statements of Income and Comprehensive Income is described in Note 8 Employee Retirement Benefits in the Notes to the Consolidated Financial Statements. The net periodic benefit cost for the prior fiscal year was not material.

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

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" (ASU 2016-01). The updated accounting guidance requires equity securities to be measured at fair value with changes in the fair value recognized through net income. An entity’s equity investments that are accounted for under the equity method of accounting or result in consolidation of an investee are not included within the scope of this update. The impacted financial instruments held at the time of adoption were not material, as such, the adoption of this guidance and the subsequent changes to Subtopic 825-10 in ASU 2018-03 "Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," did not have a material impact on the Company's consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted ASU 2014-09 on a modified retrospective basis. The comparative historical information has not been adjusted and continues to be reported under ASC Topic 605 as previously presented. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements or results of operations as of the adoption date and for the three- or six months ended July 31, 2018 as a significant majority of our sales revenue is recognized when products are shipped from our manufacturing facilities. As part of our adoption of ASU 2014-09 we have elected the following practical expedients: modified retrospective basis was applied for all contracts that were not completed as of February 1, 2018; shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are considered fulfillment costs included within cost of sales; and taxes that are collected by the Company from a customer, which are assessed by governmental authorities that are both imposed upon and concurrent with a specific revenue-producing transaction, are excluded from revenues. Additional disclosures related to the revenues arising from contracts with customers as required by Topic 606 are included in Note 5 Revenue.
New Accounting Standards Not Yet Adopted
In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize a lease liability (to make lease payments) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet with terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018 the FASB amended Topic 842 to provide entities additional guidance on transition to adopt using either a modified retrospective approach for leases

#8

(dollars in thousands, except per-share amounts)

that exist upon adoption and in the comparative periods presented, or an optional approach to initially apply the new lease guidance upon the adoption date without adjusting the comparative periods presented. The Company is currently evaluating the method and impact the adoption will have on its consolidated financial statements, results of operations, and disclosures.

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2018	January 31, 2018
Accounts receivable, net:
Trade accounts	$59,138	$57,063
Unbilled receivables	3,167	2,447
Allowance for doubtful accounts	(957)	(978)
	$61,348	$58,532
Inventories:
Finished goods	$6,709	$8,054
In process	1,406	961
Materials	47,878	46,336
	$55,993	$55,351
Other current assets:
Insurance policy benefit	$714	$759
Income tax receivable	16	1,397
Receivable from sale of investment	1,055	—
Prepaid expenses and other	3,587	3,705
	$5,372	$5,861
Property, plant and equipment, net:
Land	$3,234	$3,234
Buildings and improvements	81,092	80,299
Machinery and equipment	155,515	149,847
Accumulated depreciation	(133,482)	(127,523)
	106,359	105,857
Property, plant and equipment subject to capital leases:
Machinery and equipment	510	488
Accumulated amortization for capitalized leases	(153)	(65)
	$106,716	$106,280
Other assets:
Equity investments	$175	$1,955
Deferred income taxes	20	19
Other	2,642	976
	$2,837	$2,950
Accrued liabilities:
Salaries and related	$5,759	$9,409
Benefits	4,045	4,225
Insurance obligations	2,488	1,992
Warranties	1,137	1,163
Income taxes	1,667	226
Other taxes	1,357	1,880
Acquisition-related contingent consideration	1,709	1,036
Other	3,713	2,015
	$21,875	$21,946
Other liabilities:
Postretirement benefits	$8,260	$8,264
Acquisition-related contingent consideration	1,241	2,010
Deferred income taxes	168	615
Uncertain tax positions	2,636	2,634
Other	4,010	272
	$16,315	$13,795

#9

(dollars in thousands, except per-share amounts)

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Anti-dilutive options and restricted stock units	55,810	209,400	36,384	409,136

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Numerator:
Net income attributable to Raven Industries, Inc.	$13,677	$8,235	$35,812	$20,583

Denominator:
Weighted average common shares outstanding	35,893,132	36,096,048	35,859,614	36,088,095
Weighted average fully vested stock units outstanding	102,339	109,146	95,027	103,966
Denominator for basic calculation	35,995,471	36,205,194	35,954,641	36,192,061

Weighted average common shares outstanding	35,893,132	36,096,048	35,859,614	36,088,095
Weighted average fully vested stock units outstanding	102,339	109,146	95,027	103,966
Dilutive impact of stock options and restricted stock units	429,409	348,795	455,595	322,661
Denominator for diluted calculation	36,424,880	36,553,989	36,410,236	36,514,722

Net income per share ─ basic	$0.38	$0.23	$1.00	$0.57
Net income per share ─ diluted	$0.38	$0.23	$0.98	$0.56

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

#10

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

#11

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended July 31, 2018					Three Months Ended July 31, 2017
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$11,199	$—	$11,199	$—	$—	$5,460	$—	$5,460
International	—	—	82	—	82	—	—	28	—	28
Plastic Films & Sheeting
Domestic	—	54,921	—	(70)	54,851	—	45,243	—	(211)	45,032
International	—	3,954	—	—	3,954	—	3,785	—	—	3,785
Precision Agriculture Equipment
Domestic	23,592	—	—	—	23,592	20,742	—	—	—	20,742
International	6,770	—	—	—	6,770	7,682	—	—	—	7,682
Other
Domestic	—	—	2,221	—	2,221	—	—	3,881	—	3,881
International	—	—	15	—	15	—	—	—	—	—
Totals	$30,362	$58,875	$13,517	$(70)	$102,684	$28,424	$49,028	$9,369	$(211)	$86,610

	Six Months Ended July 31, 2018					Six Months Ended July 31, 2017
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$17,747	$—	$17,747	$—	$—	$11,666	$—	$11,666
International	—	—	536	—	536	—	—	54	—	54
Plastic Films & Sheeting
Domestic	—	110,218	—	(264)	109,954	—	86,354	—	(327)	86,027
International	—	8,649	—	—	8,649	—	6,229	—	—	6,229
Precision Agriculture Equipment
Domestic	53,117	—	—	—	53,117	51,000	—	—	—	51,000
International	17,675	—	—	—	17,675	17,914	—	—	—	17,914
Other
Domestic	—	—	6,120	—	6,120	—	—	7,213	—	7,213
International	—	—	15	—	15	—	—	42	—	42
Totals	$70,792	$118,867	$24,418	$(264)	$213,813	$68,914	$92,583	$18,975	$(327)	$180,145
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

#12

(dollars in thousands, except per-share amounts)

The changes in our contract assets and liabilities were as follows:

	July 31, 2018	January 31, 2018	$ Change	% Change
Contract assets(a)	$3,167	$3,119	$48	1.5%

Contract liabilities(b)	$733	$1,890	$(1,157)	(61.2)%
(a) Contract assets are reported in "Accounts receivable, net" in the Consolidated Balance Sheet.
(b) Contract liabilities are reported in "Other current liabilities" in the Consolidated Balance Sheet.

During the six months ended July 31, 2018, the Company’s contract assets increased by $48 and contract liabilities decreased by $1,157, primarily as a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all of the contract assets that existed as of January 31, 2018 were converted to receivables and contract liabilities that existed as of January 31, 2018 were recognized as revenue during the first quarter of fiscal 2019.
Remaining performance obligations
As of July 31, 2018, the Company did not have any remaining performance obligations related to customer contracts that had an original expected duration of one year or more.

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

The purchase price of $14,938 included a potential earn-out with an estimated fair value of $1,256. The earn-out payments are contingent upon achieving certain revenue targets and operational synergies. The fair value of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded as part of the purchase price allocation was $5,714, all of which is tax deductible. Intangible assets acquired in the acquisition related to customer relationships, order backlog and non-compete agreements were valued at $610.

Aerostar's Client Private Business
In fiscal 2018 Aerostar actively marketed the sale of its client private business and classified it as held for sale. During the first quarter of fiscal 2019, the client private business was sold for $832 which resulted in an immaterial gain in the six-months ended July 31, 2018. No gain was recognized during the three-months ended July 31, 2018.

Site-Specific Technology Development Group, Inc. (SST)
In February 2018 the Company sold its ownership interest of approximately 22% in SST with a carrying value of $1,937. This investment was being accounted for as an equity method investment. Raven received $6,556 in cash at closing which was reported as "Proceeds from sale or maturity of investments" in the Consolidated Statements of Cash Flows. The Company recognized a gain on the sale of $5,785 for the six-months ended July 31, 2018. No gain was recognized during the three-months ended July 31, 2018. The gain was reported in "Other (expense) income, net" in the Consolidated Statements of Income and Comprehensive Income. This amount includes a fifteen percent hold-back provision held in an escrow account which is expected to be settled in fiscal 2020.

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

#13

(dollars in thousands, except per-share amounts)

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Beginning balance	$2,903	$1,672	$3,046	$1,742
Change in fair value of the liability	251	54	403	145
Contingent consideration earn-out paid	(204)	(159)	(499)	(320)
Ending balance	$2,950	$1,567	$2,950	$1,567

Classification of liability in the Consolidated balance sheet
Accrued liabilities	$1,709	$385	$1,709	$385
Other liabilities, long-term	1,241	1,182	1,241	1,182
Balance at July 31	$2,950	$1,567	$2,950	$1,567

In the CLI acquisition, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenues and operational synergies. To date, the Company has made no payments on this potential earn-out liability.

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. To date, the Company has paid a total of $1,178 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. To date, the Company has paid a total of $1,783 of this potential earn-out liability.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in the second quarter of fiscal 2019 and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three- and six-month periods ending July 31, 2018 and 2017, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2018	$12,741	$33,232	$737	$46,710
Divestiture of business	—	—	(103)	(103)
Foreign currency translation adjustment	(169)	—	—	(169)
Balance at July 31, 2018	$12,572	$33,232	$634	$46,438

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

#14

(dollars in thousands, except per-share amounts)

Management performed an assessment in the fiscal 2019 second quarter and determined that there were no impairment indicators identified for any of the Company's asset groups. There were no long-lived asset impairment losses reported in the three- and six month periods ending July 31, 2018.

Fiscal 2018
During first quarter of fiscal 2018, the Company determined that the investment in AgEagle Aerial Systems, Inc. (AgEagle) was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other (expense) income, net" in the Consolidated Statements of Income and Comprehensive Income for the six-month period ended July 31, 2017. The Company also determined the customer relationship intangible asset related to the AgEagle exclusive distribution agreement was fully impaired. The total impairment loss reported related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the six-month period ended July 31, 2017. There were no long-lived asset impairments or equity method investment losses reported in the second quarter of fiscal 2018.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	July 31, 2018			January 31, 2018
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$7,225	$(7,088)	$137	$7,290	$(6,996)	$294
Customer relationships	12,504	(4,978)	7,526	13,264	(4,834)	8,430
Patents and other intangibles	5,741	(1,632)	4,109	4,241	(2,381)	1,860
Total	$25,470	$(13,698)	$11,772	$24,795	$(14,211)	$10,584

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Service cost	$7	$21	$14	$43
Interest cost	79	82	158	164
Amortization of actuarial losses	32	30	64	60
Amortization of unrecognized gains in prior service cost	(40)	(40)	(80)	(80)
Net periodic benefit cost	$78	$93	$156	$187

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income in accordance with ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07) further described in Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Service cost is reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. Interest cost, amortization of actuarial gains or losses, and amortization of prior service cost is classified as a non-operating expense in "Other (expense) income, net" on the Consolidated Statements of Income and Comprehensive Income.

#15

(dollars in thousands, except per-share amounts)

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Beginning balance	$1,097	$2,405	$1,163	$1,547
Change in provision	329	401	486	1,778
Settlements made	(289)	(541)	(512)	(1,060)
Ending balance	$1,137	$2,265	$1,137	$2,265

(10) FINANCING ARRANGEMENTS

The Company entered into a credit facility on April 15, 2015, with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time party thereto (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020.

Simultaneous with execution of the Credit Agreement, Raven and its subsidiaries entered into a guaranty agreement in favor of JPMorgan Chase Bank, National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	July 31, 2018	January 31, 2018
Unamortized debt issuance costs(a)	$187	$242
(a) Unamortized debt issuance costs are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company is in compliance with all covenants as of July 31, 2018. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Letters of credit (LOC) issued and outstanding were as follows:

	July 31, 2018	January 31, 2018
Letters of credit outstanding(a)	$514	$1,097
(a) All of these LOC are outstanding under the Credit Agreement except one LOC for $50 that is outstanding with Wells Fargo. Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2018 was $124,536.

(11) COMMITMENTS AND CONTINGENCIES

The Company may be involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business. Such items may result in potential costs and liabilities which cannot be determined at this time. The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

#16

(dollars in thousands, except per-share amounts)

The Company entered into a Gift Agreement (the Agreement) effective in January 2018 with the South Dakota State University Foundation, Inc. (the Foundation). The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018 and a liability had been incurred. As such, $4,503 of contribution expense was recognized in the three-month period ending April 30, 2018 with interest expense to be recognized in periods thereafter. The fair value of this contingency at July 31, 2018 was $4,546 (measured based on the present value of the expected future cash outflows) of which $1,407 was classified as "Accrued liabilities" and $3,139 was classified as "Other liabilities". For the six-month period ended July 31, 2018, the Company reported $4,503 of selling, general, and administrative expenses for contributions to be made and $43 of interest expense. This gift will be used by South Dakota State University (SDSU), located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has other unconditional purchase obligations that arise in the normal course of business operations. The majority of these obligations are related to the purchase of raw material inventory for the Applied Technology and Engineered Films divisions.

(12) INCOME TAXES

The U.S. Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and reduced the U.S. federal statutory tax rate to 21 percent effective January 1, 2018. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the TCJA, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The Company considers the accounting for the transition tax to be incomplete due to its ongoing analysis of final year-end data and tax positions. The Company expects to complete its accounting for the transition tax in the third quarter of fiscal 2019. Also, the Company has determined that it will elect to recognize Global Intangible Low Taxed Income (GILTI) as a period cost if, and when, incurred. As of July 31, 2018, undistributed earnings of the Canadian and European subsidiaries were considered to have been reinvested indefinitely.

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Effective tax rate	16.8%	29.2%	17.9%	30.5%

The decrease in the effective tax rate year-over-year is primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA. The Company also recognized a discrete tax benefit (expense) related to the vesting or settlement of stock awards as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Discrete tax benefit (expense)	$471	$(90)	$714	$(569)

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Dividends paid(a)	$4,668	$4,693	$9,326	$9,384

Dividends paid per share (in cents per share)(a)	13.0	13.0	26.0	26.0
(a)There were no declared and unpaid shareholder dividends at July 31, 2018 or 2017.

#17

(dollars in thousands, except per-share amounts)

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

There were no shares repurchased pursuant to these authorizations in the three- and six-month periods ended July 31, 2018 and July 31, 2017. The remaining dollar value authorized for share repurchases at July 31, 2018 is $27,959.

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Cost of sales	$103	$55	$183	$113
Research and development expenses	36	31	67	68
Selling, general, and administrative expenses	1,355	1,055	2,031	1,751
Total stock-based compensation expense	$1,494	$1,141	$2,281	$1,932

(15) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on technology, manufacturing processes, and end-use application. Raven's reportable segments are Applied Technology, Engineered Films, and Aerostar. The Company measures the performance of its segments based on certain metrics such as net sales and operating income excluding general and administrative expenses. Other (expense) income and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Separate financial information is available and regularly evaluated by the Company's chief operating decision-maker (CODM), the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. Segment information is reported consistent with the Company's management reporting structure.
Business segment net sales and operating income results are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Net sales
Applied Technology	$30,362	$28,424	$70,792	$68,914
Engineered Films(a)	58,875	49,028	118,867	92,583
Aerostar	13,517	9,369	24,418	18,975
Intersegment eliminations(b)	(70)	(211)	(264)	(327)
Consolidated net sales	$102,684	$86,610	$213,813	$180,145

Operating income(c)
Applied Technology	$8,788	$6,637	$24,736	$20,090
Engineered Films	10,806	9,551	24,002	18,271
Aerostar	3,835	1,388	6,640	2,806
Intersegment eliminations	19	11	4	9
Total reportable segment income	23,448	17,587	55,382	41,176
General and administrative expenses(c)	(6,819)	(5,887)	(17,222)	(11,257)
Consolidated operating income	$16,629	$11,700	$38,160	$29,919
(a) Fiscal year 2019 Net sales includes approximately $10,276 and $18,373 in net sales for the three- and six-month periods ended July 31, 2018, respectively, related to the CLI acquisition further described in Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies". The division generated $1,283 and $3,608 in sales to CLI for the three- and six-month periods ended July 31, 2017, respectively. Fiscal year 2019 Net sales includes $0

#18

(dollars in thousands, except per-share amounts)

and $8,919 of recovery film sales for the three- and six-month periods ended July, 31, 2018, respectively, related to the hurricane recovery effort. No hurricane recovery film sales occurred during the three- and six-month periods ended July 31, 2017.
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

#19

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

The following discussion highlights the consolidated operating results for the three- and six-month periods ended July 31, 2018 and 2017. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2018	July 31, 2017	% Change	July 31, 2018	July 31, 2017	% Change
Net sales	$102,684	$86,610	18.6%	$213,813	$180,145	18.7%
Gross profit	34,608	26,513	30.5%	74,606	58,469	27.6%
Gross margin (a)	33.7%	30.6%		34.9%	32.5%
Operating income	$16,629	$11,700	42.1%	$38,160	$29,919	27.5%
Operating margin (a)	16.2%	13.5%		17.8%	16.6%
Other (expense) income, net	$(139)	$(63)		$5,540	$(293)
Net income attributable to Raven Industries, Inc.	$13,677	$8,235	66.1%	$35,812	$20,583	74.0%
Diluted earnings per share	$0.38	$0.23		$0.98	$0.56

Cash flow from operating activities	$25,049	$12,159	106.0%	$38,652	$19,861	94.6%
Cash outflow for capital expenditures	$(2,689)	$(2,433)	10.5%	$(6,853)	$(5,223)	31.2%
Cash dividends	$(4,668)	$(4,693)	(0.5)%	$(9,326)	$(9,384)	(0.6)%
Common share repurchases	$—	$—		$—	$—

(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2019 second quarter, net sales were $102.7 million, up $16.1 million, or 18.6%, from $86.6 million in last year’s second quarter. The Company's operating income for the second quarter of fiscal 2019 was $16.6 million, up $4.9 million, or 42.1%, compared to the second quarter of fiscal 2018. The increase in operating income was principally due to improved operating leverage on higher sales volume. Included in fiscal 2019 second quarter operating income was approximately $0.8 million of ongoing expenses related to Project Atlas. Project Atlas is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform. Project Atlas did not start until the third quarter of fiscal 2018, and as such, no costs were incurred in the second quarter of fiscal 2018.
Net income for the second quarter of fiscal 2019 was $13.7 million, or $0.38 per diluted share, compared to net income of $8.2 million, or $0.23 per diluted share, in the prior year comparative period. Included in the results for the three-month period ended July 31, 2018 on a pre-tax basis were Project Atlas related expenses of $0.8 million ($0.7 million after-tax, or $0.02 per diluted share). Additionally, the 12.4 percentage point reduction in the Company's effective tax rate year-over-year resulted in a tax benefit relative to the prior year of $2.0 million, or $0.05 per diluted share.

For the six-month period ended July 31, 2018, net sales were $213.8 million compared to $180.1 million, up 18.7% versus the prior year comparative period. The Company's operating income was $38.2 million, up 27.5% from the prior year period. The increase in operating income was principally due to improved operating leverage on higher sales volume. Included in fiscal 2019 operating income for the six-month period was an expense of $4.5 million related to the previously announced gift to SDSU, all of which was recognized in the first quarter of fiscal 2019, and approximately $1.7 million of ongoing expenses related to Project Atlas.

Net income for the first six months of fiscal 2019 was $35.8 million, or $0.98 per diluted share, compared to net income of $20.6 million, or $0.56 per diluted share, in the prior year comparative period. Included in the results for the six-month period ended July 31, 2018 on a pre-tax basis were: a non-operating gain on the sale of the Company's ownership interest in SST of $5.8 million ($4.6 million after-tax, or $0.13 per diluted share); an expense associated with the previously announced gift to South Dakota State University of $4.5 million ($3.6 million after-tax, or $0.10 per diluted share); and Project Atlas related expenses of $1.7 million ($1.4 million after-tax, or $0.04 per diluted share). Additionally, the 12.6 percentage point reduction in the

#20

Company's effective tax rate year-over-year resulted in a tax benefit relative to the prior year of $5.5 million, or $0.15 per diluted share.

Applied Technology net sales in the second quarter of fiscal 2019 were $30.4 million, up $1.9 million from last year's second quarter. Geographically, domestic sales were up 13.7% year-over-year while international sales decreased 11.9% year-over-year. Operating income was $8.8 million, up $2.2 million or 32.4% compared to $6.6 million in the second quarter of fiscal 2018. The increase versus the prior year was primarily driven by leverage on higher sales volume and lower engineering support costs.

Net sales for Applied Technology in the first six months of fiscal 2019 were $70.8 million, up 2.7% compared to the first six months of fiscal 2018. Geographically, domestic sales were up 4.2% year-over-year and international sales were down 1.3% year-over-year. Operating income for the six-month year-to-date period was $24.7 million, up 23.1% compared to the six-month year-to-date period of fiscal 2018. This increase in division profit was primarily driven by increased leverage on higher sales volume, lower warranty expense, value engineering and sourcing efforts which reduced materials costs, and favorable legal recoveries.

Engineered Films’ fiscal 2019 second quarter net sales were $58.9 million, an increase of $9.8 million, or 20.1%, compared to fiscal 2018 second quarter net sales of $49.0 million. The acquisition of CLI, which occurred in the third quarter of fiscal 2018, contributed net sales of $10.3 million in the second quarter of fiscal 2019. In the second quarter of fiscal 2018 the division generated $1.3 million in sales to CLI. Operating income for the second quarter of fiscal 2019 increased 13.1% to $10.8 million as compared to $9.6 million in the prior year second quarter. This increase in operating income was driven by leverage on higher sales volume.

For the year-to-date six-month period of fiscal 2019, Engineered Films' net sales were $118.9 million, an increase of $26.3 million, or 28.4%, compared to the year-to-date six-month period of fiscal 2018. CLI contributed a total of $18.4 million in sales for the first six months of fiscal 2019. For the first six months of fiscal 2018 the division generated $3.6 million in sales to CLI. Operating income for the first six months of fiscal 2019 increased 31.4% to $24.0 million as compared to $18.3 million in the prior year comparative period. The year-over-year increase in operating income was driven principally by leverage on higher sales volume.

Aerostar net sales in the second quarter of fiscal 2019 were $13.5 million, an increase of $4.1 million, or 44.3%, compared to fiscal 2018 second quarter net sales of $9.4 million. In the first quarter of fiscal 2019 the division sold its client private business which generated sales of $1.4 million and $3.0 million in the three- and six-month prior year comparative periods, respectively. The increase in net sales was driven by improved sales volume in Aerostar's stratospheric balloon platform and also benefited from $3.8 million of aerostat contract deliveries. Operating income in the second quarter of fiscal 2019 was $3.8 million compared to an operating income of $1.4 million in the second quarter of last year. This increase in division profit was primarily driven by favorable product mix and a higher proportion of costs being allocated to specific stratospheric balloon contracts.

For the first six months of fiscal 2019, Aerostar net sales were $24.4 million, an increase of $5.4 million, or 28.7%, compared to the first six months of fiscal 2018. Operating income for the six-month year-to-date period of fiscal 2019 was $6.6 million compared to operating income of $2.8 million in the prior year comparative period. This increase in division profit was primarily driven by favorable product mix and a higher proportion of costs being allocated to specific stratospheric balloon contracts.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, more precisely control inputs, and improve crop yields for the global agricultural market.

#21

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2018	July 31, 2017	$ Change	% Change	July 31, 2018	July 31, 2017	$ Change	% Change
Net sales	$30,362	$28,424	$1,938	6.8%	$70,792	$68,914	$1,878	2.7%
Gross profit	15,815	12,242	3,573	29.2%	37,001	30,764	6,237	20.3%
Gross margin	52.1%	43.1%			52.3%	44.6%
Operating expenses	$7,027	$5,605	$1,422	25.4%	$12,265	$10,674	$1,591	14.9%
Operating expenses as % of sales	23.1%	19.7%			17.3%	15.5%
Long-lived asset impairment loss	$—	$—			$—	$259
Operating income(a)	$8,788	$6,637	$2,151	32.4%	$24,736	$20,090	$4,646	23.1%
Operating margin	28.9%	23.3%			34.9%	29.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Commodity prices remain unfavorable; however, the division continues to drive growth due to innovative new product introductions and building on key OEM relationships. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology has maintained or increased its market share in fiscal 2019.

•
Sales volume. Second quarter fiscal 2019 net sales increased $1.9 million or 6.8%, to $30.4 million compared to $28.4 million in the prior year. Year-to-date sales increased 2.7% to $70.8 million compared to $68.9 million in the prior year. The increases in net sales in the three- and six-month periods were led by increases in sales volume for its core product lines and favorable exchange rates in Europe and Canada.

•
International sales. For the second quarter of fiscal 2019, international sales totaled $6.8 million, down 11.9% from $7.7 million in the prior year comparative period. International sales represented 22.3% of segment revenue compared to 27.0% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $17.7 million, a decrease of $0.2 million from a year ago. Year-to-date international sales represented 25.0% of segment sales compared to 26.0% in the prior year comparative period. The year-to-date decrease in international sales was primarily driven by timing of significant purchases by a specific customer which the Company does not expect to be indicative of future trends.

•
Gross margin. Gross margin increased to 52.1% for the second quarter of fiscal 2019, up from 43.1% in the prior year comparative period. Fiscal 2019 first-half gross margin increased to 52.3% from 44.6% in the fiscal 2018 comparative period. Lower raw materials costs, operational efficiencies, and a reduction of manufacturing related engineering support were the primary drivers of this increase year-over-year. Engineering support related expenses may be allocated to overhead, and thus cost of sales, or research and development expenses based on the focus of the engineering effort.

•
Operating expenses. Fiscal 2019 second quarter operating expense as a percentage of net sales was 23.1%, up from 19.7% in the prior year comparative period. Year-to-date operating expense as a percentage of net sales were up from 15.5% to 17.3%. These increases were primarily driven by higher investment in research and development activities, and the start-up related costs to establish the division's Latin American headquarters in Brazil. These strategic investments are expected to support the division's long-term growth through new product introductions and expanded geographic presence. Division operating margin for the three-month period increased 560 basis points. This increase in division profit was primarily driven by increased leverage on higher sales volume and lower engineering support costs. Division operating margin for the six-month period increased 570 basis points. This increase in division profit was primarily driven by increased leverage on higher sales volume, lower warranty expense, value engineering and sourcing efforts which reduced materials costs, and favorable legal recoveries.

•
Long-lived asset impairment loss. As described in Note 7 Goodwill, Long-lived Assets, and Other Intangibles of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the first quarter of fiscal 2018 the Company determined that the intangible asset related to the investment in AgEagle was fully impaired due to the decrease in expected future cash flows. No impairments were recognized in the three- or six-month periods ended July 31, 2018 or the three-month period ended July 31, 2017.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for agricultural, construction, geomembrane, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication, conversion, and installation capabilities.

#22

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2018	July 31, 2017	$ Change	% Change	July 31, 2018	July 31, 2017	$ Change	% Change
Net sales	$58,875	$49,028	$9,847	20.1%	$118,867	$92,583	$26,284	28.4%
Gross profit	12,756	11,526	1,230	10.7%	27,942	22,273	5,669	25.5%
Gross margin	21.7%	23.5%			23.5%	24.1%
Operating expenses	$1,950	$1,975	$(25)	(1.3)%	$3,940	$4,002	$(62)	(1.5)%
Operating expenses as % of sales	3.3%	4.0%			3.3%	4.3%
Operating income(a)	$10,806	$9,551	$1,255	13.1%	$24,002	$18,271	$5,731	31.4%
Operating margin	18.4%	19.5%			20.2%	19.7%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. End-market conditions in the geomembrane market have continued to improve over the last twelve months. At the end of the second quarter of fiscal 2019, U.S. land-based rig counts have increased approximately 10% versus the second quarter of fiscal 2018. Net sales included $8.9 million in deliveries of hurricane recovery film in the six-month period ending July 31, 2018 and there were no significant deliveries of hurricane recovery film in the three months ended July 31, 2018. Sales of such film are generally less than $2.0 million on an annual basis. The Company does not presently expect any additional hurricane recovery film sales in fiscal 2019. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films has maintained or increased market share in its core business.

•
Sales volume and selling prices. Second quarter net sales were $58.9 million, an increase of $9.8 million, or 20.1%, compared to fiscal 2018 second quarter net sales of $49.0 million. First half fiscal 2019 net sales were up $26.3 million, or 28.4%, to $118.9 million compared to $92.6 million in the first half of fiscal 2018. As described in Note 6 Acquisitions and Divestitures of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the third quarter of fiscal 2018 the Company closed on the acquisition of CLI, further strengthening Engineered Films' presence in the geomembrane market. CLI contributed $10.3 million and $18.4 million in sales for the three- and six-month periods ended July 31, 2018, respectively. In the three- and six-month periods ended July 31, 2017, the division generated $1.3 million and $3.6 million in sales to CLI, respectively. Drivers of the increase in the underlying business include improved market conditions within the geomembrane market, new business wins in the industrial market and the delivery of hurricane recovery films. One of the key capital investments in fiscal 2019 is a new blown film line (Line 15). The installation process is progressing according to schedule and start-up of the new line is anticipated in the fourth quarter of this fiscal year. The Company expects Line 15 to be a strong contributor to organic growth in Engineered Films next year and over the long-term.

•
Gross margin. For the three- and six-month periods ended July 31, 2018, gross margin was 21.7% and 23.5%, respectively. The gross margin for the three- and six-month period ended July 31, 2017 was 23.5% and 24.1%, respectively. Strong division profit margins were sustained even with the heavier mix of installation services

•
Operating expenses. Second quarter operating expenses were down 1.3% compared to the prior year second quarter. As a percentage of net sales, operating expenses were 3.3% in the current year three-month period as compared to 4.0% in the prior year comparative period. Year-to-date operating expenses were 3.3% as a percentage of net sales as compared to 4.3% in the prior year comparative period. Expense discipline constrained costs while sales grew substantially.

Aerostar
Aerostar serves the aerospace/defense and stratospheric balloon markets. Aerostar designs and manufactures proprietary products including high-altitude (stratospheric) balloon systems, and tethered aerostats, which are collectively referred to as lighter-than-air products, and radar systems. Aerostar sells products to various aerospace, defense, and commercial markets related to its proprietary products and manufacturing capabilities. Aerostar provides services for U.S. government contracts including planning, integration, and support operations for its proprietary stratospheric balloon platforms and radar systems.

#23

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2018	July 31, 2017	$ Change	% Change	July 31, 2018	July 31, 2017	$ Change	% Change
Net sales	$13,517	$9,369	$4,148	44.3%	$24,418	$18,975	$5,443	28.7%
Gross profit	6,018	2,734	3,284	120.1%	9,659	5,423	4,236	78.1%
Gross margin	44.5%	29.2%			39.6%	28.6%
Operating expenses	$2,183	$1,346	$837	62.2%	$3,019	$2,617	$402	15.4%
Operating expenses as % of sales	16.2%	14.4%			12.4%	13.8%
Operating income(a)	$3,835	$1,388	$2,447	176.3%	$6,640	$2,806	$3,834	136.6%
Operating margin	28.4%	14.8%			27.2%	14.8%
(1) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Aerostar’s business consists of proprietary products and services to the aerospace, defense, and commercial markets. It is particularly challenging to measure market share information across the product and service offerings and the Company does not model comparative market share position for any of its divisions. However, the Company believes that the sales growth in the three- and six-month periods was driven by market share gains and overall growth in the markets served.

•
Sales volume. Net sales increased 44.3% from $9.4 million for the three-month period ended July 31, 2017 to $13.5 million for the three-month period ended July 31, 2018. Year-to-date sales were $24.4 million, up $5.4 million year-over-year, or 28.7%. In the first quarter of fiscal 2019 the division sold its client private business. Aerostar's client private business generated sales of $0.0 million and $0.3 million for the three- and six-month periods in 2019 fiscal year, respectively, and $1.4 million and $3.0 million in the prior comparative three- and six-month periods, respectively. The increase in net sales was driven by improved sales volume in Aerostar's stratospheric balloon platform and also benefited from aerostat contract deliveries.

•
Gross margin. For the three-month period, gross margin increased from 29.2% to 44.5%. Gross margin increased from 28.6% to 39.6% in the six-month period. The increase in gross margin year-over-year was primarily the result of a favorable sales mix and and a higher proportion of costs being allocated to specific stratospheric balloon contracts.

•
Operating expenses. Second quarter fiscal 2019 operating expense was $2.2 million, or 16.2% of net sales, an increase from 14.4% of net sales in the second quarter of fiscal 2018. The increase in operating expenses for the second quarter was driven by higher internal research and development spending as compared to the prior year comparative period. Year-to-date operating expense as a percentage of net sales was 12.4%, down from 13.8% in the prior year. Expense discipline constrained costs while sales grew substantially.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Administrative expenses	$6,819	$5,887	$17,222	$11,257
Administrative expenses as a % of sales	6.6%	6.8%	8.1%	6.2%
Other (expense) income, net	$(139)	$(63)	$5,540	$(293)
Effective tax rate	16.8%	29.2%	17.9%	30.5%

Administrative spending for the three- and six-month periods of fiscal 2019 was up $0.9 million and $6.0 million, respectively, compared to fiscal 2018. Second quarter fiscal 2019 administrative spending included approximately $0.8 million of expenses related to Project Atlas. Year-to-date fiscal 2019 administrative spending included an expense of $4.5 million related to the previously announced gift to SDSU, all of which was recognized in the first quarter of fiscal 2019, and approximately $1.7 million of expenses related to Project Atlas.

Other (expense) income, net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses. Fiscal 2019 other (expense) income, net for the six months includes a $5.8 million gain on the sale of the Company's equity interest in SST. There were no significant items in other (expense) income, net for the first six months of fiscal 2018.

#24

The Company’s effective tax rates for the three-month periods ended July 31, 2018 and 2017 were 16.8% and 29.2%, respectively. The Company’s effective tax rate for the six-month period ended July 31, 2018 was 17.9% compared to 30.5% in the prior year. The decrease in the effective tax rate is primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA.

Other items causing the Company's effective tax rate to differ from the statutory tax rate are more fully described in Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

OUTLOOK

During the first half of fiscal 2019, Organic growth was strong for Aerostar, new product success drove growth for Applied Technology, and Engineered Films executed well and has realized the benefits of the CLI acquisition. The Company expects the underlying strength of our business to continue in the second half of the year, and we are on track to deliver another strong year of growth and improved profitability.

Applied Technology has achieved organic growth through market share gains and leveraging the strength of its product portfolio. Our expectation is that the division will continue to grow sales and drive further margin improvement in the second half of fiscal 2019.

During the first six months of fiscal 2019, Engineered Films generated strong growth in both sales and division profit. The division is investing in new capabilities and leveraging its acquisition of CLI to drive growth. In the second half of fiscal 2019 sales comparisons for Engineered Films will be negatively impacted by the non-recurring nature of hurricane recovery film sales. In the second half of last year the division realized $24.2 million in sales of hurricane recovery film, $8.4 million of which occurred in the third quarter. Substantial sales related to hurricane disaster recovery is not typical for the division as sales of such film are generally less than $2.0 million on an annual basis. In the third and fourth quarters of the current fiscal year, the division does not expect significant sales from hurricane recovery film. As a result, year-over-year sales comparisons in the third and fourth quarter of this fiscal year will be negatively impacted. Excluding the impact of hurricane recovery film, we expect the division to continue to grow sales and to generate profit margins in-line with our long-term expectations.

Aerostar has had a really strong first six months of fiscal 2019. The division is expected to continue to drive long-term profitable growth led by new contract wins for its core product offerings.

For the Company, Project Atlas related expenses are expected to be approximately $4 million in fiscal 2019. This investment is expected to drive efficiencies across the enterprise, enable faster integration of future acquisitions, automate a significant portion of internal controls, and enhance the enterprise’s execution of its long-term growth strategy. Capital spending is expected to be approximately $22 million in fiscal 2019. These capital expenditures will include a new extrusion line for Engineered Films with an expected completion date toward the end of fiscal 2019. The effective tax rate for the full-year is expected to be approximately 20%, excluding discrete items.

Overall financial performance was strong in the first half of fiscal 2019. We are executing our long-term strategic plan. We are investing heavily in new product development in Applied Technology, new manufacturing capacity in Engineered Films, and the commercialization of our stratospheric balloon platforms and radar systems in Aerostar. As we approach the anniversary of acquiring CLI, acquisitions remain a strategic focus and we are optimistic about the existing pipeline of opportunities. We have a strong platform for organic growth and we are making the right investments and expanding margins. We believe we are on track to deliver another strong performance in fiscal year 2019.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	July 31, 2018	January 31, 2018	July 31, 2017
Cash and cash equivalents	$65,439	$40,535	$55,197

#25

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2018	July 31, 2017	July 31, 2018	July 31, 2017
Cash provided by operating activities	$25,049	$12,159	$38,652	$19,861
Cash used in investing activities	(4,673)	(2,753)	(1,488)	(5,589)
Cash used in financing activities	(6,082)	(5,010)	(11,857)	(10,003)
Effect of exchange rate changes on cash and cash equivalents	(172)	324	(403)	280
Net increase in cash and cash equivalents	$14,122	$4,720	$24,904	$4,549

Cash and cash equivalents totaled $65.4 million at July 31, 2018, an increase of $24.9 million from $40.5 million at January 31, 2018. The comparable balance as of July 31, 2017 was $55.2 million. Cash proceeds from the sale of SST and continued strength in operating cash flows principally drove the increase in cash versus the prior year end.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over year. Cash provided by operating activities was $38.7 million for the first six months of fiscal 2019 compared with $19.9 million in the first six months of fiscal 2018. The increase in operating cash flows year-over-year was primarily due to the increase in net income.

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

(dollars in thousands)	July 31, 2018	July 31, 2017
Accounts receivable, net	$61,348	$46,398
Plus: Inventories	55,993	50,844
Less: Accounts payable	14,882	12,597
Net working capital(a)	$102,459	$84,645

Annualized net sales(b)	410,736	346,440
Net working capital percentage(c)	24.9%	24.4%
(a) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as Net working capital divided by Annualized net sales for each of the fiscal periods, respectively.

The net working capital percentage increased 50 basis points year-over-year in the second quarter of fiscal 2019. The increase was primarily driven by an increase in receivables within Engineered Films as a result of the acquisition of CLI and an increase in inventory in response to significantly higher energy market demand. The Company remains focused on managing efficient levels of receivables, inventories, and accounts payable and will continue to take actions to reduce net working capital requirements.

Inventory increased $5.1 million, or 10.1%, year-over-year from $50.8 million at July 31, 2017 to $56.0 million at July 31, 2018. In comparison, net sales increased $16.1 million, or 18.6%, year-over-year in the second quarter. The increase in inventory was primarily to support the growth in net sales and backlog in the Engineered Films Division.

Accounts receivable increased $15.0 million, or 32.2%, year-over-year to $61.3 million at July 31, 2018 from $46.4 million at July 31, 2017. In comparison, net sales increased $16.1 million, or 18.6%, year-over-year in the second quarter. The increase in accounts receivable was led by an increase in receivables within Engineered Films as a result of the acquisition of CLI and increased sales volume.

Accounts payable increased $2.3 million, or 18.1%, year-over-year from $12.6 million at July 31, 2017 to $14.9 million at July 31, 2018. In comparison, net sales increased $16.1 million, or 18.6%, year-over-year in the second quarter. The increase in accounts

#26

payable was primarily driven by higher inventory purchases during the quarter. Accounts payable increased less than inventory due to the timing of payments.

Investing Activities
Cash provided by investing activities was $1.5 million for the first six months of fiscal 2019 compared with cash used of $5.6 million in the first six months of fiscal 2018. The first six months of fiscal 2019 cash flows included $6.7 million from the sale of the Company's ownership interest in SST. Capital expenditures increased $1.6 million versus the first six months of fiscal 2018 primarily due to expenditures related to a new Engineered Films extrusion line that is expected to be completed toward the end of fiscal year 2019.

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

Financing Activities
Cash used for financing activities for the first six months of fiscal 2019 was up $1.9 million compared with the first six months of fiscal 2018.

Dividends per share were flat at 26.0 cents per share. Total cash outflows for dividends in the six-month periods ended July 31, 2018 and 2017 were $9.3 million and $9.4 million, respectively.

During the six months ended July 31, 2018 and July 31, 2017, the Company made payments of $0.5 million and $0.3 million, respectively, on acquisition-related contingent liabilities.

No borrowing or repayment occurred on the Credit Agreement during the first six months of fiscal 2019 or fiscal 2018.

Financing cash outflows in the first six months of fiscal 2019 and 2018 included employee taxes paid in relation to net settlement of restricted stock units that vested during the first six months and stock options exercised in the period.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2018 was $124.5 million.

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

Letters of credit (LOCs) totaling $0.5 million were outstanding at July 31, 2018 and July 31, 2017, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

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

#27

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2 Summary of Significant Accounting Policies and Note 5 Revenue to our consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the six months ended July 31, 2018.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of capital lease obligations as of July 31, 2018 and January 31, 2018. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $5.8 million and $4.1 million at July 31, 2018 and January 31, 2018, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other (expense) income, net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

#28

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2018

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six-month period ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. The Company made no purchases (recorded on trade date basis) of its own equity securities during the first six months of fiscal 2019. There is $28.0 million still available for share repurchases under this Board-authorized program which remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

Item 3. Defaults Upon Senior Securities: None

#29

(dollars in thousands, except per-share amounts)

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

10.1
Amended and Restated Deferred Stock Compensation Plan for Directors of Raven Industries, Inc., effective July 11, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed July 12, 2018).

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

30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 23, 2018

#31