Form 10-Q
period 2018-10-31
RAVEN INDUSTRIES INC
filed 2018-11-28
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-07982
RAVEN INDUSTRIES INC
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes ☑ No
As of November 26, 2018 there were 35,956,251 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	October 31, 2018	January 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$68,693	$40,535
Accounts receivable, net	66,166	58,532
Inventories	53,229	55,351
Other current assets	6,474	5,861
Total current assets	194,562	160,279

Property, plant and equipment, net	106,499	106,280
Goodwill	46,349	46,710
Amortizable intangible assets, net	11,407	10,584
Other assets	2,909	2,950
TOTAL ASSETS	$361,726	$326,803

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,149	$13,106
Accrued liabilities	21,432	21,946
Other current liabilities	1,545	1,890
Total current liabilities	35,126	36,942

Other liabilities	17,091	13,795

Commitments and contingencies (see Note 11)	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,285 and 67,124, respectively	67,285	67,124
Paid-in capital	58,832	59,143
Retained earnings	287,745	252,772
Accumulated other comprehensive income (loss)	(4,033)	(2,573)
Treasury stock at cost, 31,332 and 31,332 shares, respectively	(100,402)	(100,402)
Total Raven Industries, Inc. shareholders' equity	309,427	276,064
Noncontrolling interest	82	2
Total equity	309,509	276,066
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$361,726	$326,803

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Net sales	$104,833	$101,349	$318,646	$281,494
Cost of sales	72,180	68,016	211,387	189,692
Gross profit	32,653	33,333	107,259	91,802

Research and development expenses	6,478	4,083	17,914	12,319
Selling, general, and administrative expenses	12,563	11,421	37,573	31,476
Long-lived asset impairment loss	—	—	—	259
Operating income	13,612	17,829	51,772	47,748

Other income (expense), net	674	(34)	6,214	(327)
Income before income taxes	14,286	17,795	57,986	47,421

Income tax expense	1,230	5,798	9,062	14,842
Net income	13,056	11,997	48,924	32,579

Net income (loss) attributable to the noncontrolling interest	24	(1)	80	(2)

Net income attributable to Raven Industries, Inc.	$13,032	$11,998	$48,844	$32,581

Net income per common share:
─ Basic	$0.36	$0.33	$1.36	$0.90
─ Diluted	$0.36	$0.33	$1.34	$0.89

Comprehensive income (loss):
Net income	$13,056	$11,997	$48,924	$32,579

Other comprehensive income (loss):
Foreign currency translation	(325)	(185)	(1,162)	637
Postretirement benefits, net of income tax benefit of $2, $4, $6 and $11 respectively	(6)	(6)	(18)	(19)
Other comprehensive income (loss), net of tax	(331)	(191)	(1,180)	618

Comprehensive income	12,725	11,806	47,744	33,197

Comprehensive income (loss) attributable to noncontrolling interest	24	(1)	80	(2)

Comprehensive income attributable to Raven Industries, Inc.	$12,701	$11,807	$47,664	$33,199

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2017	$67,060	$55,795	30,984	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431
Net income	—	—	—	—	32,581	—	32,581	(2)	32,579
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	637	637	—	637
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $11	—	—	—	—	—	(19)	(19)	—	(19)
Cash dividends ($0.39 per share)	—	164	—	—	(14,196)	—	(14,032)	—	(14,032)
Shares issued on stock options exercised, net of shares withheld for employee taxes	13	(170)	—	—	—	—	(157)	—	(157)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	11	(162)	—	—	—	—	(151)	—	(151)
Director shares issued	4	(4)	—	—	—	—	—	—	—
Shares repurchased	—	—	348	(10,000)	—	—	(10,000)	—	(10,000)
Share-based compensation	—	2,861	—	—	—	—	2,861	—	2,861
Balance October 31, 2017	$67,088	$58,484	31,332	$(100,402)	$249,034	$(3,058)	$271,146	$3	$271,149

Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
Net income	—	—	—	—	48,844	—	48,844	80	48,924
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(1,162)	(1,162)	—	(1,162)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $6	—	—	—	—	—	(18)	(18)	—	(18)
Reclassification due to ASU 2018-02 adoption	—	—	—	—	280	(280)	—	—	—
Cash dividends ($0.39 per share)	—	151	—	—	(14,151)	—	(14,000)	—	(14,000)
Shares issued on stock options exercised, net of shares withheld for employee taxes	113	(2,748)	—	—	—	—	(2,635)	—	(2,635)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	48	(822)	—	—	—	—	(774)	—	(774)
Share-based compensation	—	3,108	—	—	—	—	3,108	—	3,108
Balance October 31, 2018	$67,285	$58,832	31,332	$(100,402)	$287,745	$(4,033)	$309,427	$82	$309,509

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(dollars in thousands)	October 31, 2018	October 31, 2017
OPERATING ACTIVITIES:
Net income	$48,924	$32,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,273	10,985
Change in fair value of acquisition-related contingent consideration	585	198
Long-lived asset impairment loss	—	259
Loss from equity investment	—	247
Gain from sale of equity method investment	(5,785)	—
Deferred income taxes	869	(1,035)
Share-based compensation expense	3,108	2,861
Other operating activities, net	(2,327)	868
Change in operating assets and liabilities:
Accounts receivable	(11,456)	(8,160)
Inventories	1,932	(9,213)
Other assets	428	(897)
Operating liabilities	4,757	2,142
Net cash provided by operating activities	52,308	30,834

INVESTING ACTIVITIES:
Capital expenditures	(10,421)	(7,003)
Payments related to business acquisitions	—	(12,700)
Proceeds from sale or maturity of investments	7,334	250
Purchases of investments	(502)	(255)
Proceeds (disbursements) from sale of assets, settlement of liabilities	832	(333)
Other investing activities	(2,042)	(36)
Net cash used in investing activities	(4,799)	(20,077)

FINANCING ACTIVITIES:
Dividends paid	(14,000)	(14,032)
Payments for common shares repurchased	—	(10,000)
Payments of acquisition-related contingent liability	(1,220)	(364)
Restricted stock units vested and issued	(774)	(151)
Employee stock option exercises	(2,635)	(157)
Other financing activities	(151)	—
Net cash used in financing activities	(18,780)	(24,704)

Effect of exchange rate changes on cash	(571)	172

Net increase (decrease) in cash and cash equivalents	28,158	(13,775)
Cash and cash equivalents at beginning of year	40,535	50,648
Cash and cash equivalents at end of period	$68,693	$36,873

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

Financial results for the interim three- and nine-month periods ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending January 31, 2019. The January 31, 2018 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2019 first quarter, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" (ASU 2018-02) issued in February 2018. The amendments in this guidance allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA). Consequently, the amendments eliminate the stranded tax effects resulting from the TCJA and are intended to improve the usefulness of information reported. The Company elected to apply the amendments in the period of adoption. The Company recorded a $280 reclassification entry for the stranded tax effects in Accumulated Other Comprehensive Income related to Raven's post-retirement plan further disclosed in the Company's Annual Report in the Form 10-K filed March 23, 2018. The impact of the reclassification is reported as "Reclassification due to ASU 2018-02 adoption" in the Consolidated Statements of Shareholders' Equity.

In the fiscal 2019 first quarter when it became effective, the Company adopted FASB ASU No. 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" (ASU 2017-09) on a prospective basis. The guidance amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Topic 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards as equity instruments or liability instruments are the same immediately before and after the modification

#7

(dollars in thousands, except per-share amounts)

to the award. The Company did not modify any of its outstanding awards during the nine-month period ended October 31, 2018; therefore, the adoption of this guidance had no impact on its consolidated financial statements, results of operations, or disclosures.

In the fiscal 2019 first quarter when it became effective, the Company adopted, the FASB ASU No. 2017-07, "Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07). The guidance clarifies where the cost components of the net benefit cost should be reported in the income statement and it allows only the service cost to be capitalized. The adoption of this guidance resulted in $7 and $21 of the net periodic benefit cost being reported as a charge to operating income and $71 and $213 reported as a charge to non-operating income (expense) for the three- and nine-months ended October 31, 2018, respectively. The classification of this charge on the Consolidated Statements of Income and Comprehensive Income is described in Note 8 Employee Retirement Benefits in the Notes to the Consolidated Financial Statements. The net periodic benefit cost for the prior fiscal year was not material.

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

In the fiscal 2019 first quarter, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09). ASU 2014-09 provides a comprehensive new recognition model that requires recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration which a company expects to receive in exchange for those goods or services. This guidance supersedes the revenue recognition requirements in FASB ASC Topic 605, "Revenue Recognition," and most industry-specific guidance. ASU 2014-09 defines a five-step process to achieve this core principle. It also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company adopted ASU 2014-09 on a modified retrospective basis. The comparative historical information has not been adjusted and continues to be reported under ASC Topic 605 as previously presented. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements or results of operations as of the adoption date and for the three- or nine months ended October 31, 2018 as a significant majority of our sales revenue is recognized when products are shipped from our manufacturing facilities. As part of our adoption of ASU 2014-09 we have elected the following practical expedients: modified retrospective basis was applied for all contracts that were not completed as of February 1, 2018; shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are considered fulfillment costs included within cost of sales; and taxes that are collected by the Company from a customer, which are assessed by governmental authorities that are both imposed upon and concurrent with a specific revenue-producing transaction, are excluded from revenues. Additional disclosures related to the revenues arising from contracts with customers as required by Topic 606 are included in Note 5 Revenue.
New Accounting Standards Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans" (ASU 2018-14). The amendments in ASU 2018-14 modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of certain disclosures, and add disclosure requirements identified as relevant. ASU 2018-14 is effective for fiscal years ending after December 15, 2020. Early adoption is permitted and the amendments should be applied retrospectively to all

#8

(dollars in thousands, except per-share amounts)

periods presented. The Company is evaluating this guidance, as it relates to its defined benefit post-retirement plan, to determine if it will elect to early adopt ASU 2018-14 in fiscal 2019. The amendments in ASU 2018-14 are disclosure-related only, as such the Company does not expect this new guidance to have a significant impact on the balances reported in the Company's consolidated financial statements or its note disclosures.

In August 2018 the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). The amendments in ASU 2018-13 remove, modify and add disclosures for companies required to make disclosures about recurring or nonrecurring fair value measurements under Topic 820. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted, however the Company has the option to delay the adoption of the additional disclosures required until the effective date. Certain amendments in this guidance are required to be applied prospectively and others are to be applied retrospectively. The Company is evaluating the amendments in ASU 2018-13 to determine when it will adopt this guidance and the impact the guidance will have on the Company's disclosures for assets and liabilities reported at fair value on a recurring or nonrecurring basis.

In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize a lease liability (to make lease payments) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet with terms greater than 12 months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. In July 2018 the FASB amended Topic 842 to provide entities additional guidance on transition to adopt using either a modified retrospective approach for leases that exist upon adoption and in the comparative periods presented, or an optional approach to initially apply the new lease guidance upon the adoption date without adjusting the comparative periods presented. The Company will adopt this guidance in the first quarter of fiscal 2020 using the modified retrospective approach to apply the new lease guidance without adjusting the comparative periods presented. The Company is in its final stages of evaluating the impact the standard will have on its consolidated financial statements, results of operations, and disclosures.

#9

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2018	January 31, 2018
Accounts receivable, net:
Trade accounts	$64,942	$57,063
Unbilled receivables	1,967	2,447
Allowance for doubtful accounts	(743)	(978)
	$66,166	$58,532
Inventories:
Finished goods	7,191	8,054
In process	1,040	961
Materials	44,998	46,336
	$53,229	$55,351
Other current assets:
Insurance policy benefit	574	759
Income tax receivable	1,370	1,397
Receivable from sale of investment	1,055	—
Prepaid expenses and other	3,475	3,705
	$6,474	$5,861
Property, plant and equipment, net:
Land	$3,234	$3,234
Buildings and improvements	81,191	80,299
Machinery and equipment	157,570	149,847
Accumulated depreciation	(135,804)	(127,523)
	106,191	105,857
Property, plant and equipment subject to capital leases:
Machinery and equipment	510	488
Accumulated amortization for capitalized leases	(202)	(65)
	$106,499	$106,280
Other assets:
Equity investments	$249	$1,955
Deferred income taxes	19	19
Other	2,641	976
	$2,909	$2,950
Accrued liabilities:
Salaries and related	$6,543	$9,409
Benefits	4,314	4,225
Insurance obligations	2,626	1,992
Warranties	851	1,163
Income taxes	549	226
Other taxes	1,568	1,880
Acquisition-related contingent consideration	1,764	1,036
Other	3,217	2,015
	$21,432	$21,946
Other liabilities:
Postretirement benefits	$8,246	$8,264
Acquisition-related contingent consideration	647	2,010
Deferred income taxes	1,472	615
Uncertain tax positions	2,637	2,634
Other	4,089	272
	$17,091	$13,795

#10

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per-share share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Anti-dilutive options and restricted stock units	—	338,244	50,699	385,157

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Numerator:
Net income attributable to Raven Industries, Inc.	$13,032	$11,998	$48,844	$32,581

Denominator:
Weighted average common shares outstanding	35,952,688	35,829,880	35,890,638	36,002,024
Weighted average fully vested stock units outstanding	104,649	109,558	98,235	105,830
Denominator for basic calculation	36,057,337	35,939,438	35,988,873	36,107,854

Weighted average common shares outstanding	35,952,688	35,829,880	35,890,638	36,002,024
Weighted average fully vested stock units outstanding	104,649	109,558	98,235	105,830
Dilutive impact of stock options and restricted stock units	414,542	380,997	450,429	369,339
Denominator for diluted calculation	36,471,879	36,320,435	36,439,302	36,477,193

Net income per share ─ basic	$0.36	$0.33	$1.36	$0.90
Net income per share ─ diluted	$0.36	$0.33	$1.34	$0.89

(5) REVENUE
Nature of goods and services
The Company is comprised of three unique operating divisions, classified into reportable segments: Applied Technology (ATD), Engineered Films (EFD), and Aerostar (AERO). The following is a description of principal activities, separated by reportable segment, from which the Company generates revenue. Note that service revenues are not material and are not separately disclosed. Furthermore, the Company acts as a principal in transactions and recognizes revenue on a gross basis for which we are entitled from our customers.

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

#11

(dollars in thousands, except per-share amounts)

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

#12

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended October 31, 2018					Three Months Ended October 31, 2017
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$14,152	$—	$14,152	$—	$—	$7,443	$—	$7,443
International	—	—	298	—	298	—	—	33	—	33
Plastic Films & Sheeting
Domestic	—	52,841	—	(177)	52,664	—	62,421	—	(181)	62,240
International	—	5,398	—	—	5,398	—	2,687	—	—	2,687
Precision Agriculture Equipment
Domestic	23,764	—	—	—	23,764	20,079	—	—	—	20,079
International	5,976	—	—	—	5,976	5,240	—	—	—	5,240
Other
Domestic	—	—	2,578	—	2,578	—	—	3,615	—	3,615
International	—	—	3	—	3	—	—	12	—	12
Totals	$29,740	$58,239	$17,031	$(177)	$104,833	$25,319	$65,108	$11,103	$(181)	$101,349

	Nine Months Ended October 31, 2018					Nine Months Ended October 31, 2017
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$31,899	$—	$31,899	$—	$—	$19,109	$—	$19,109
International	—	—	834	—	834	—	—	87	—	87
Plastic Films & Sheeting
Domestic	—	163,059	—	(441)	162,618	—	148,775	—	(508)	148,267
International	—	14,047	—	—	14,047	—	8,916	—	—	8,916
Precision Agriculture Equipment
Domestic	76,881	—	—	—	76,881	71,079	—	—	—	71,079
International	23,651	—	—	—	23,651	23,154	—	—	—	23,154
Other
Domestic	—	—	8,698	—	8,698	—	—	10,828	—	10,828
International	—	—	18	—	18	—	—	54	—	54
Totals	$100,532	$177,106	$41,449	$(441)	$318,646	$94,233	$157,691	$30,078	$(508)	$281,494
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

#13

(dollars in thousands, except per-share amounts)

The changes in our contract assets and liabilities were as follows:

	October 31, 2018	January 31, 2018	$ Change	% Change
Contract assets(a)	$2,616	$3,119	$(503)	(16.1)%

Contract liabilities(b)	$1,545	$1,890	$(345)	(18.3)%
(a) Contract assets are reported in "Accounts receivable, net" in the Consolidated Balance Sheet.
(b) Contract liabilities are reported in "Other current liabilities" in the Consolidated Balance Sheet.

During the nine months ended October 31, 2018, the Company’s contract assets decreased by $503 and contract liabilities decreased by $345, primarily as a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all of the contract assets that existed as of January 31, 2018 were converted to receivables and contract liabilities that existed as of January 31, 2018 were recognized as revenue during the first quarter of fiscal 2019.

Remaining performance obligations
As of October 31, 2018, the Company did not have any remaining performance obligations related to customer contracts that had an original expected duration of one year or more.

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

Aerostar's Client Private Business
In fiscal 2018 Aerostar actively marketed the sale of its client private business and classified it as held for sale. During the first quarter of fiscal 2019, the client private business was sold for $832 which resulted in an immaterial gain in the nine-months ended October 31, 2018. No gain was recognized during the three-months ended October 31, 2018.

Site-Specific Technology Development Group, Inc. (SST)
In February 2018 the Company sold its ownership interest of approximately 22% in SST with a carrying value of $1,937. This investment was being accounted for as an equity method investment. Raven received $6,556 in cash at closing which was reported as "Proceeds from sale or maturity of investments" in the Consolidated Statements of Cash Flows. The Company recognized a gain on the sale of $5,785 for the nine-months ended October 31, 2018. No gain was recognized during the three-months ended October 31, 2018. The gain was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. This amount includes a fifteen percent hold-back provision held in an escrow account which is expected to be settled in fiscal 2020.

#14

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

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Beginning balance	$2,950	$1,567	$3,046	$1,741
Fair value of contingent consideration acquired	—	1,256	—	1,256
Change in fair value of the liability	182	52	585	198
Contingent consideration earn-out paid	(721)	(44)	(1,220)	(364)
Ending balance	$2,411	$2,831	$2,411	$2,831

Classification of liability in the Consolidated balance sheet
Accrued liabilities	$1,764	$815	$1,764	$815
Other liabilities, long-term	647	2,016	647	2,016
Balance at October 31	$2,411	$2,831	$2,411	$2,831

In the CLI acquisition, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenues and operational synergies. To date, the Company has paid a total of $667 of this potential earn-out liability.

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. To date, the Company has paid a total of $1,232 of this potential earn-out liability.

Related to the acquisition of Vista in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date, not to exceed $15,000. To date, the Company has paid a total of $1,783 of this potential earn-out liability.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in the third quarter of fiscal 2019 and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three- and nine-month periods ending October 31, 2018 and 2017, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2018	$12,741	$33,232	$737	$46,710
Divestiture of business	—	—	(103)	(103)
Foreign currency translation adjustment	(258)	—	—	(258)
Balance at October 31, 2018	$12,483	$33,232	$634	$46,349

#15

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

Management performed an assessment in the fiscal 2019 third quarter and determined that there were no impairment indicators identified for any of the Company's asset groups. There were no long-lived asset impairment losses reported in the three- and nine-month periods ending October 31, 2018.

Fiscal 2018
During first quarter of fiscal 2018, the Company determined that the investment in AgEagle Aerial Systems, Inc. (AgEagle) was impaired due to lower than expected cash flows. This impairment was determined to be other-than-temporary and an accelerated equity method investment loss of $72 was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended October 31, 2017. The Company also determined the customer relationship intangible asset related to the AgEagle exclusive distribution agreement was fully impaired. The total impairment loss reported related to this intangible asset was $259 and was reported in "Long-lived asset impairment loss" in the Consolidated Statements of Income and Comprehensive Income for the nine-month period ended October 31, 2017. There were no long-lived asset impairments or equity method investment losses reported in the third quarter of fiscal 2018.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	October 31, 2018			January 31, 2018
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$7,190	$(7,109)	$81	$7,290	$(6,996)	$294
Customer relationships	12,483	(5,234)	7,249	13,264	(4,834)	8,430
Patents and other intangibles	5,837	(1,760)	4,077	4,241	(2,381)	1,860
Total	$25,510	$(14,103)	$11,407	$24,795	$(14,211)	$10,584

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Service cost	$7	$21	$21	$64
Interest cost	79	83	237	247
Amortization of actuarial losses	32	30	96	90
Amortization of unrecognized gains in prior service cost	(40)	(40)	(120)	(120)
Net periodic benefit cost	$78	$94	$234	$281

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost.  Net periodic benefit costs are reported in net income in accordance with ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost" (ASU 2017-07) further described in Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements. Service cost is reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. Interest cost, amortization of actuarial gains or losses, and amortization of prior service cost is classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

#16

(dollars in thousands, except per-share amounts)

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Beginning balance	$1,137	$2,265	$1,163	$1,547
Change in provision	521	(274)	1,007	1,504
Settlements made	(807)	(774)	(1,319)	(1,834)
Ending balance	$851	$1,217	$851	$1,217

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

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	October 31, 2018	January 31, 2018
Unamortized debt issuance costs(a)	$160	$242
(a) Unamortized debt issuance costs are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company is in compliance with all covenants as of October 31, 2018. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The loan proceeds may be utilized by Raven for strategic business purposes and for working capital needs.

Letters of credit (LOC) issued and outstanding were as follows:

	October 31, 2018	January 31, 2018
Letters of credit outstanding(a)	$514	$1,097
(a) All of these LOC are outstanding under the Credit Agreement except one LOC for $50 that is outstanding with Wells Fargo. Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2018 was $124,536.

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

#17

(dollars in thousands, except per-share amounts)

The Company entered into a Gift Agreement (the Agreement) effective in January 2018 with the South Dakota State University Foundation, Inc. (the Foundation). The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018 and a liability had been incurred. As such, $4,503 of contribution expense was recognized in the three-month period ending April 30, 2018 with interest expense to be recognized in periods thereafter. The fair value of this contingency at October 31, 2018 was $4,590 (measured based on the present value of the expected future cash outflows) of which $1,421 was classified as "Accrued liabilities" and $3,169 was classified as "Other liabilities". For the nine-month period ended October 31, 2018, the Company reported $4,503 of selling, general, and administrative expenses for contributions to be made. For the three- and nine-month periods ended October 31, 2018, the Company reported $44 and $87 of interest expense, respectively. This gift will be used by South Dakota State University (SDSU), located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has other unconditional purchase obligations that arise in the normal course of business operations. The majority of these obligations are related to the purchase of raw material inventory for the Applied Technology and Engineered Films divisions.

(12) INCOME TAXES

The U.S. Tax Cuts and Jobs Act (TCJA) was enacted on December 22, 2017 and reduced the U.S. federal statutory tax rate to 21 percent effective January 1, 2018. In addition, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), Income Tax Accounting Implications of the TCJA, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date. The Company completed its accounting for the transition tax in the third quarter of fiscal 2019. Also, the Company has determined that it will elect to recognize Global Intangible Low Taxed Income (GILTI) as a period cost if, and when, incurred. As of October 31, 2018, undistributed earnings of the Canadian and European subsidiaries were considered to have been reinvested indefinitely.

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Effective tax rate	8.6%	32.6%	15.6%	31.3%

The decrease in effective tax rates year-over-year is primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA. The Company’s effective tax rates, excluding discrete items, in the three- and nine-month periods ended October 31, 2018 were 18.7 percent and 19.3 percent, respectively. These effective tax rates were approximately 14 and 11 percentage points lower than the three- and nine-month periods ended October 31, 2017, resulting in a lower tax expense of $1,971 and $6,320, respectively.

In addition, net favorable discrete items in the third quarter of fiscal year 2019 lowered tax expense by $1,440. Favorable discrete tax items for the current year nine-month period lowered tax expense by $2,129. The Company’s total discrete items were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Total discrete tax benefit (expense), net	$1,440	$(9)	$2,129	$(521)

#18

(dollars in thousands, except per-share amounts)

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Dividends paid(a)	$4,674	$4,648	$14,000	$14,032

Dividends paid per share (in cents per share)(a)	13.0	13.0	39.0	39.0
(a)There were no declared and unpaid shareholder dividends at October 31, 2018 or 2017.

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

Pursuant to these authorizations, the Company repurchased 348,286 shares, or $10,000, in the three- and nine-month periods ended October 31, 2017. No shares were repurchased in the three- and nine-month periods ended October 31, 2018. There were no share repurchases unpaid at October 31, 2018 or October 31, 2017. The remaining dollar value authorized for share repurchases at October 31, 2018 is $27,959.

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Cost of sales	$99	$62	$282	$175
Research and development expenses	32	14	99	82
Selling, general, and administrative expenses	696	853	2,727	2,604
Total stock-based compensation expense	$827	$929	$3,108	$2,861

(15) SEGMENT REPORTING

The Company's reportable segments are defined by their product lines which have been grouped in these segments based on technology, manufacturing processes, and end-use application. Raven's reportable segments are Applied Technology, Engineered Films, and Aerostar. The Company measures the performance of its segments based on certain metrics such as net sales and operating income excluding general and administrative expenses. Other income (expense) and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Separate financial information is available and regularly evaluated by the Company's chief operating decision-maker (CODM), the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. Segment information is reported consistent with the Company's management reporting structure. Business segment net sales and operating income results are as follows:

#19

(dollars in thousands, except per-share amounts)

	Three Months Ended		Nine Months Ended
	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Net sales
Applied Technology	$29,740	$25,319	$100,532	$94,233
Engineered Films(a)(b)	58,239	65,108	177,106	157,691
Aerostar	17,031	11,103	41,449	30,078
Intersegment eliminations(c)	(177)	(181)	(441)	(508)
Consolidated net sales	$104,833	$101,349	$318,646	$281,494

Operating income(d)
Applied Technology	$7,737	$5,357	$32,473	$25,447
Engineered Films	9,239	17,115	33,241	35,386
Aerostar	3,839	1,359	10,479	4,165
Intersegment eliminations	(37)	(12)	(33)	(3)
Total reportable segment income	20,778	23,819	76,160	64,995
General and administrative expenses(d)	(7,166)	(5,990)	(24,388)	(17,247)
Consolidated operating income	$13,612	$17,829	$51,772	$47,748
(a) The acquisition of CLI, which occurred in September of fiscal year 2018, contributed a total of $21,568 in sales for the first seven months of fiscal 2019. For the first seven months of fiscal 2018 the division generated $4,109 in sales to CLI as a customer. Refer to Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies" for further details on the acquisition of CLI.
(b)Net sales includes $1,510 and $10,429 of recovery film sales for the three- and nine-month periods ended October, 31, 2018, respectively, related to hurricane recovery efforts. Fiscal year 2018 Net sales includes $8,424 of recovery film sales for the three- and nine-month periods ended October 31, 2017.
(c) Intersegment sales for both fiscal 2019 and 2018 were primarily sales from Engineered Films to Aerostar.
(d) At the segment level, operating income does not include an allocation of general and administrative expenses and, as a result, "General and administrative expenses" are reported as a deduction from "Total reportable segment income" to reconcile to "Operating income" reported in the Consolidated Statements of Income and Comprehensive Income.

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

#20

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

The following discussion highlights the consolidated operating results for the three- and nine-month periods ended October 31, 2018 and 2017. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2018	October 31, 2017	% Change	October 31, 2018	October 31, 2017	% Change
Net sales	$104,833	$101,349	3.4%	$318,646	$281,494	13.2%
Gross profit	32,653	33,333	(2.0)%	107,259	91,802	16.8%
Gross margin (a)	31.1%	32.9%		33.7%	32.6%
Operating income	$13,612	$17,829	(23.7)%	$51,772	$47,748	8.4%
Operating margin (a)	13.0%	17.6%		16.2%	17.0%
Other income (expense), net	$674	$(34)		$6,214	$(327)
Net income attributable to Raven Industries, Inc.	$13,032	$11,998	8.6%	$48,844	$32,581	49.9%
Diluted earnings per share	$0.36	$0.33		$1.34	$0.89

Cash flow from operating activities	$13,656	$10,973	24.5%	$52,308	$30,834	69.6%
Cash outflow for capital expenditures	$(3,568)	$(1,780)	100.4%	$(10,421)	$(7,003)	48.8%
Cash dividends	$(4,674)	$(4,648)	0.6%	$(14,000)	$(14,032)	(0.2)%
Common share repurchases	$—	$(10,000)		$—	$(10,000)

(a) The Company's gross and operating margins may not be comparable to industry peers due to the diversity of its operations and variability in the classification of expenses across industries in which the Company operates.

For the fiscal 2019 third quarter, net sales were $104.8 million, up $3.5 million, or 3.4%, from $101.3 million in last year’s third quarter. Both Applied Technology and Aerostar achieved strong sales growth during the third quarter on market share gains and new product sales. The decrease in Engineered Films' net sales was expected and was driven by a significant year-over-year decline in hurricane recovery film sales. The Company's operating income for the third quarter of fiscal 2019 was $13.6 million, down $4.2 million, or 23.7%, compared to the third quarter of fiscal 2018. Both Aerostar and Applied Technology achieved growth in profitability year-over-year in the third quarter of fiscal 2019. The decrease in operating income was principally due to Engineered Films' lower sales volume which was primarily the result of lower hurricane recovery film sales. In addition, Engineered Films experienced cost overruns on a large geomembrane installation project and remaining estimated costs to complete have been revised. These adjustments lowered profits by approximately $2 million in this year's third quarter. This installation project will be completed in the fourth quarter of this year and the Company expects this project to be break-even. Also included in this year's

#21

third quarter results were expenses related to Project Atlas of $1.1 million. In the third quarter of last year, Project Atlas related expenses were $0.3 million. Project Atlas is a strategic long-term investment to replace the Company’s existing enterprise resource planning platform.

Net income for the third quarter of fiscal 2019 was $13.0 million, or $0.36 per diluted share, compared to net income of $12.0 million, or $0.33 per diluted share, in the prior year comparative period. Included in this year's third quarter results on a pre-tax basis were expenses related to Project Atlas, totaling $1.1 million ($0.8 million after-tax, or $0.02 per diluted share). In the third quarter of last year, Project Atlas related expenses were $0.3 million ($0.2 million after-tax, or $0.01 per diluted share). Additionally, net income benefited from a lower estimated annual effective tax rate and favorable discrete tax items.

For the nine-month period ended October 31, 2018, net sales were $318.6 million compared to $281.5 million, up 13.2% versus the prior year comparative period. All three divisions achieved an increase in sales during the first nine months of the year. Both Applied Technology and Aerostar achieved sales growth during the first nine months of fiscal 2019 on market share gains and new product sales while Engineered Films grew sales due to new business wins, improved market conditions and the acquisition of CLI, which was completed in the third quarter of fiscal 2018. The Company's operating income was $51.8 million, up 8.4% from the prior year comparative period. The increase in operating income was principally due to improved operating leverage on higher sales volume. Included in fiscal 2019 operating income for the nine-month period was an expense of $4.5 million related to the previously announced gift to SDSU, all of which was recognized in the first quarter of fiscal 2019, and $2.8 million of ongoing expenses related to Project Atlas. There were $0.3 million of Project Atlas related expenses in the prior year nine-month period ended October 31, 2017. The cost overruns on a large geomembrane installation project for Engineered Films also lowered operating income by nearly $2 million for the nine-month period ending October 31, 2018.

Net income for the first nine months of fiscal 2019 was $48.8 million, or $1.34 per diluted share, compared to net income of $32.6 million, or $0.89 per diluted share, in the prior year comparative period. Included in the results for the nine-month period ended October 31, 2018 on a pre-tax basis were: a non-operating gain on the sale of the Company's ownership interest in SST of $5.8 million ($4.6 million after-tax, or $0.13 per diluted share); an expense associated with the previously announced gift to South Dakota State University of $4.5 million ($3.6 million after-tax, or $0.10 per diluted share); and Project Atlas related expenses of $2.8 million ($2.2 million after-tax, or $0.06 per diluted share). Additionally, net income benefited from a lower estimated annual effective tax rate and favorable discrete tax items.

Applied Technology net sales in the third quarter of fiscal 2019 were $29.7 million, up $4.4 million from last year's third quarter. Geographically, domestic and international sales were up 18.4% and 14.0% year-over-year, respectively. This increase, both domestically and internationally, was led by strong growth from new products and market share gains in several core product platforms. Operating income was $7.7 million, up $2.4 million or 44.4% compared to $5.4 million in the third quarter of fiscal 2018. The increase in profitability versus the prior year was primarily driven by increased leverage on higher sales volume.

Net sales for Applied Technology in the first nine months of fiscal 2019 were $100.5 million, up 6.7% compared to the first nine months of fiscal 2018. Geographically, domestic and international sales were up 8.2% and 2.1% year-over-year, respectively. This increase, both domestically and internationally, was led by strong growth from new products and market share gains in several core product platforms. Operating income for the nine-month year-to-date period was $32.5 million, up 27.6% compared to the nine-month year-to-date period of fiscal 2018. This increase in division profit was primarily driven by increased leverage on higher sales volume and value engineering and sourcing efforts which reduced materials costs.

Engineered Films’ fiscal 2019 third quarter net sales were $58.2 million, a decrease of $6.9 million, or 10.6%, compared to fiscal 2018 third quarter net sales of $65.1 million. A reduction in hurricane recovery film sales of $6.9 million was the primary driver of the year-over-year decrease in sales for the division. Operating income for the third quarter of fiscal 2019 decreased 46.0% to $9.2 million as compared to $17.1 million in the prior year third quarter. The year-over-year decrease was primarily driven by the impact of lower hurricane recovery film sales and negative operating leverage associated with lower sales volume. The division also experienced cost overruns on a large geomembrane installation project and remaining estimated costs to complete have been revised. These adjustments lowered profits by nearly $2 million in this year's third quarter. This installation project will be completed in the fourth quarter of this year and the Company expects this project to be break-even.

For the year-to-date nine-month period of fiscal 2019, Engineered Films' net sales were $177.1 million, an increase of $19.4 million, or 12.3%, compared to the year-to-date nine-month period of fiscal 2018. The acquisition of CLI, which occurred in September of fiscal year 2018, contributed a total of $21.6 million in sales for the first seven months of fiscal 2019. For the first seven months of fiscal 2018 the division generated $4.1 million in sales to CLI as a customer. Operating income for the first nine months of fiscal 2019 decreased 6.1% to $33.2 million as compared to $35.4 million in the prior year comparative period. The year-over-year decrease in operating income was driven by lower plant utilization. The division also experienced cost overruns on a large geomembrane installation project and remaining estimated costs to complete have been revised. These adjustments lowered profits

#22

by nearly $2 million in the first nine months of fiscal 2019. This installation project will be completed in the fourth quarter of this year and the Company expects this project to be break-even.

Aerostar net sales in the third quarter of fiscal 2019 were $17.0 million, an increase of $5.9 million, or 53.4%, compared to fiscal 2018 third quarter net sales of $11.1 million. This increase in net sales was primarily driven by improved stratospheric balloon sales and aerostat contract deliveries. Also impacting the year-over-year net sales comparison was the divestiture of the client private business. In the first quarter of fiscal 2019 the division sold its client private business which generated sales of $1.4 million and $4.4 million in the three- and nine-month prior year comparative periods, respectively. Operating income in the third quarter of fiscal 2019 was $3.8 million compared to $1.4 million in the third quarter of last year. The increase in profitability was primarily due to increased leverage on higher sales volume and higher utilization of engineering support on service contracts.

For the first nine months of fiscal 2019, Aerostar net sales were $41.4 million, an increase of $11.4 million, or 37.8%, compared to the first nine months of fiscal 2018. Operating income for the nine-month year-to-date period of fiscal 2019 was $10.5 million compared to operating income of $4.2 million in the prior year comparative period. The increase in profitability was primarily due to increased leverage on higher sales volume and higher utilization of engineering support on service contracts.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools that help growers reduce costs, more precisely control inputs, and improve crop yields for the global agricultural market.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2018	October 31, 2017	$ Change	% Change	October 31, 2018	October 31, 2017	$ Change	% Change
Net sales	$29,740	$25,319	$4,421	17.5%	$100,532	$94,233	$6,299	6.7%
Gross profit	14,639	10,790	3,849	35.7%	51,640	41,554	10,086	24.3%
Gross margin	49.2%	42.6%			51.4%	44.1%
Operating expenses	$6,902	$5,433	$1,469	27.0%	$19,167	$15,848	$3,319	20.9%
Operating expenses as % of sales	23.2%	21.5%			19.1%	16.8%
Long-lived asset impairment loss	$—	$—			$—	$259
Operating income(a)	$7,737	$5,357	$2,380	44.4%	$32,473	$25,447	$7,026	27.6%
Operating margin	26.0%	21.2%			32.3%	27.0%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. The Ag market dynamics have generally been consistent with Company expectations and the Company does not expect significant changes in the next twelve to eighteen months. However, the division continues to focus on driving growth regardless of market conditions through innovation and new product introductions as well as continuing to expand OEM relationships both domestically and internationally. The Company does not generally model comparative market share position for its divisions, but the Company believes Applied Technology has maintained or increased its market share in fiscal 2019.

•
Sales volume. Third quarter fiscal 2019 net sales increased $4.4 million or 17.5%, to $29.7 million compared to $25.3 million in the prior year. Year-to-date sales increased 6.7% to $100.5 million compared to $94.2 million in the prior year. The year-over-year growth in sales for both the three- and nine-month periods was led by strong growth from new products and market share gains in several core product platforms.

•
International sales. For the third quarter of fiscal 2019, international sales totaled $6.0 million, up 14.0% from $5.2 million in the prior year comparative period. International sales represented 20.1% of segment revenue compared to 20.7% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $23.7 million, an increase of $0.5 million from a year ago. Year-to-date international sales represented 23.5% of segment sales compared to 24.6% in the prior year comparative period. The year-over-year international sales growth for both the three- and nine-month periods was led by strong growth from new products and market share gains in several core product platforms. By geographic region, the increase was led by Latin America and Europe.

#23

•
Gross margin. Gross margin increased to 49.2% for the third quarter of fiscal 2019, up from 42.6% in the prior year comparative period. For the nine-month period ended October 31, 2018 gross margin increased to 51.4% from 44.1% in the fiscal 2018 comparative period. The year-over-year increase in profitability for both the three- and nine-month periods was primarily driven by increased leverage on higher sales volume, value engineering and sourcing efforts which reduced materials costs, and a reduction of manufacturing related engineering support. Engineering support related expenses may be allocated to overhead, and thus cost of sales, or research and development expenses based on the focus of the engineering effort.

•
Operating expenses. Fiscal 2019 third quarter operating expense as a percentage of net sales was 23.2%, up from 21.5% in the prior year comparative period. Year-to-date operating expense as a percentage of net sales were up from 16.8% to 19.1%. The increase for both the three- and nine-month periods were primarily driven by higher investment in research and development activities and the start-up related costs to establish the division's Latin American headquarters in Brazil. Although the increased geographic presence in Latin America results in higher operating expenses, the division expects the investment to provide future growth and return from the region. Division operating margin for the three- and nine-month periods increased 480 and 530 basis points, respectively. These increases were primarily driven by increased leverage on higher sales volume, value engineering and sourcing efforts which reduced materials costs and to a lesser extent, lower legal expenses.

•
Long-lived asset impairment loss. As described in Note 7 Goodwill, Long-lived Assets, and Other Intangibles of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, during the first quarter of fiscal 2018 the Company determined that the intangible asset related to the investment in AgEagle was fully impaired due to the decrease in expected future cash flows. No impairments were recognized in the three- or nine-month periods ended October 31, 2018 or the three-month period ended October 31, 2017.

Engineered Films
Engineered Films manufactures high performance plastic films and sheeting for agricultural, construction, geomembrane, and industrial applications. Engineered Films' ability to develop value-added innovative products is expanded by its fabrication, conversion, and installation capabilities.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2018	October 31, 2017	$ Change	% Change	October 31, 2018	October 31, 2017	$ Change	% Change
Net sales	$58,239	$65,108	$(6,869)	(10.6)%	$177,106	$157,691	$19,415	12.3%
Gross profit	11,361	19,358	(7,997)	(41.3)%	39,303	41,631	(2,328)	(5.6)%
Gross margin	19.5%	29.7%			22.2%	26.4%
Operating expenses	$2,122	$2,243	$(121)	(5.4)%	$6,062	$6,245	$(183)	(2.9)%
Operating expenses as % of sales	3.6%	3.4%			3.4%	4.0%
Operating income(a)	$9,239	$17,115	$(7,876)	(46.0)%	$33,241	$35,386	$(2,145)	(6.1)%
Operating margin	15.9%	26.3%			18.8%	22.4%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. The division continues to experience strong demand in the industrial market and Line 15, the division's new product line, will provide additional capacity to capture these opportunities starting in the fourth quarter of this fiscal year. The U.S. energy market remains strong but the significant market rebound has leveled off and growth in rig counts has correspondingly slowed. Specifically, the year-over-year growth in U.S. land-based rig counts was approximately 18 percent while the sequential quarter-over-quarter growth in U.S. land-based rig counts was approximately 2 percent. Additionally, oil prices have decreased recently to the $50 dollar-level, which if sustained may keep growth in the energy market more subdued. In the third quarter of fiscal 2018 hurricane recovery film sales were $8.4 million. Demand for hurricane recovery film is event driven and the prior year had abnormally high event-driven demand due to several significant hurricanes. Sales of hurricane recovery film in the third quarter of this year were $1.5 million, down $6.9 million year-over-year. In the fourth quarter of this fiscal year, the division expects to realize another substantial decline in hurricane recovery film sales as compared to the prior year. In the fourth quarter of last year, the division realized $15.8 million in sales of hurricane recovery film. The Company does not generally model comparative market share position for its divisions, but the Company believes Engineered Films has maintained or increased market share in its core business.

•
Sales volume and selling prices. Third quarter net sales were $58.2 million, a decrease of $6.9 million, or 10.6%, compared to fiscal 2018 third quarter net sales of $65.1 million. Volume, measured in pounds sold, decreased approximately 15

#24

percent versus the prior year. The year-over-year decrease in net sales and volume in the third quarter of fiscal 2019 was driven by a significant decline in hurricane recovery film sales which were down $6.9 million year-over-year. For the nine-month period ended October 31, 2018, net sales were up $19.4 million, or 12.3%, to $177.1 million compared to $157.7 million in the nine-month period ended October 31, 2017. Volume, measured in pounds sold, decreased approximately 4 percent versus the prior year. The acquisition of CLI, which occurred in September of fiscal year 2018, contributed a total of $21.6 million in sales for the first seven months of fiscal 2019. For the first seven months of fiscal 2018 the division generated $4.1 million in sales to CLI as a customer. Refer to note 6 Acquisitions and Divestitures of and Investments in Businesses and Technologies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on the acquisition of CLI. Drivers of the increase in the underlying business for the first nine months of fiscal 2019 included new business wins and improved market conditions within certain markets.

•
Gross margin. For the three- and nine-month periods ended October 31, 2018, gross margin was 19.5% and 22.2%, respectively. The gross margin for the three- and nine-month periods ended October 31, 2017 was 29.7% and 26.4%, respectively. The year-over-year decrease in gross margin for three-month period was primarily driven by the impact of lower hurricane recovery film sales and the negative operating leverage associated with lower sales volume. The division also experienced cost overruns on a large geomembrane installation project and remaining estimated costs to complete have been revised. These adjustments lowered profits by nearly $2 million in the third quarter of fiscal 2019. This installation project will be completed in the fourth quarter of this year and the Company expects this project to be break-even. The year-over-year decrease in gross margin for the nine-month period was driven by lower plant utilization. The previously mentioned installation project cost overruns also impacted the nine-month period.

•
Operating expenses. Third quarter operating expenses were down 5.4% compared to the prior year third quarter. As a percentage of net sales, operating expenses were 3.6% in the current year three-month period as compared to 3.4% in the prior year comparative period. The decrease in sales for the three-month period caused the current year operating expenses to be higher as a percentage of sales. Year-to-date operating expenses were down 2.9% compared to the prior year comparative period. As a percentage of net sales, operating expenses were 3.4% in the current nine-month period as compared to 4.0% in the prior year comparative period. Consistent expense discipline led to the year-over-year decline in operating expenses for both the three- and nine-month periods ending October 31, 2018 and 2017.

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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2018	October 31, 2017	$ Change	% Change	October 31, 2018	October 31, 2017	$ Change	% Change
Net sales	$17,031	$11,103	$5,928	53.4%	$41,449	$30,078	$11,371	37.8%
Gross profit	6,690	3,197	3,493	109.3%	16,349	8,620	7,729	89.7%
Gross margin	39.3%	28.8%			39.4%	28.7%
Operating expenses	$2,851	$1,838	$1,013	55.1%	$5,870	$4,455	$1,415	31.8%
Operating expenses as % of sales	16.7%	16.6%			14.2%	14.8%
Operating income(a)	$3,839	$1,359	$2,480	182.5%	$10,479	$4,165	$6,314	151.6%
Operating margin	22.5%	12.2%			25.3%	13.8%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•
Market conditions. Aerostar’s business consists of proprietary products and services to the aerospace, defense, and commercial markets. It is particularly challenging to measure market share information across the product and service offerings and the Company does not generally model comparative market share position for any of its divisions. However, the Company believes that the sales growth in the three- and nine-month periods was driven by market share gains and overall growth in the markets served.

•
Sales volume. Net sales increased 53.4% from $11.1 million for the three-month period ended October 31, 2017 to $17.0 million for the three-month period ended October 31, 2018. Year-to-date sales were $41.4 million, up $11.4 million year-over-year, or 37.8%. The increase in net sales for both the three- and nine-month periods was primarily driven by improved stratospheric balloon sales and aerostat contract deliveries. Stratospheric balloon sales increased significantly as the

#25

division completed several flight campaigns and other contract deliverables associated with new U.S. government customers. Also impacting the year-over-year net sales comparison is the divestiture of the client private business. In the first quarter of fiscal 2019 the division sold its client private business which generated sales of $0.0 million and $0.3 million for the three- and nine-month periods ended October 31, 2018, respectively, and $1.4 million and $4.4 million in the three- and nine-month periods ended October 31, 2017, respectively.

•
Gross margin. For the three-month period, gross margin increased from 28.8% to 39.3%. Gross margin increased from 28.7% to 39.4% in the nine-month period. The increase in profitability for both the three- and nine-month periods was primarily due to increased leverage on higher sales volume and higher utilization of engineering support on service contracts.

•
Operating expenses. Third quarter fiscal 2019 operating expense was $2.9 million, or 16.7% of net sales, an increase from 16.6% of net sales in the third quarter of fiscal 2018. The increase in operating expenses for the third quarter was primarily driven by higher internal research and development spending as compared to the prior year comparative period. Year-to-date operating expense as a percentage of net sales was 14.2%, down from 14.8% in the prior year. Expense discipline constrained costs while sales grew substantially.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Administrative expenses	$7,166	$5,990	$24,388	$17,247
Administrative expenses as a % of sales	6.8%	5.9%	7.7%	6.1%
Other income (expense), net	$674	$(34)	$6,214	$(327)
Effective tax rate	8.6%	32.6%	15.6%	31.3%

Administrative spending for the three- and nine-month periods of fiscal 2019 was up $1.2 million and $7.1 million, respectively, compared to fiscal 2018. Administrative spending in the three- and nine-month periods ended October 31, 2018 included $1.1 million, and $2.8 million of expenses related to Project Atlas, respectively. There were $0.3 million of Project Atlas related expenses in the prior year nine-month period ended October 31, 2017, all of which were incurred in the third quarter. Year-to-date fiscal 2019 administrative spending included an expense of $4.5 million related to the previously announced gift to SDSU, all of which was recognized in the first quarter of fiscal 2019.

Other income (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses. Fiscal 2019 other income (expense), net for the nine-month period also includes a $5.8 million gain on the sale of the Company's equity interest in SST. There were no significant items in other income (expense), net for the three- and nine-month periods in fiscal year 2018.

The Company’s effective tax rates for the three-month periods ended October 31, 2018 and 2017 were 8.6% and 32.6%, respectively. The Company’s effective tax rate for the nine-month period ended October 31, 2018 was 15.6% compared to 31.3% in the prior year. The decrease in effective tax rates year-over-year is primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA. In addition, the effective tax rate benefited from favorable discrete tax items. Refer to Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on these impacts to the effective tax rate.

OUTLOOK

During the first nine months of fiscal 2019, the Company's overall performance has been strong. Significant growth in sales and profitability has been achieved and the Company continues to invest for future growth.

Applied Technology has achieved organic growth through a focus on innovation. Superior offerings relative to competitive technologies in the marketplace and platform expansion have positioned Applied Technology well and resulted in market share gains in certain core product platforms. The division remains focused on its key growth initiatives, including its organic growth investment in Brazil and continued new product development. At the same time, the division continues to evaluate a number of potential acquisition targets to supplement its organic growth strategy. The division is consistently improving and driving results towards the Company's long-term expectations.

Engineered Films also continues to invest for the future. The division is nearing the completion of Line 15 to expand capacity to capitalize on new opportunities within the industrial and geomembrane markets and is diligently preparing for its Project Atlas

#26

go-live to provide for more advanced planning and operations management. The absence of significant hurricane recovery film sales was expected and adversely impacted the year-over-year comparisons for this year's third quarter. In the fourth quarter of this fiscal year, the division expects to realize another substantial decline in hurricane recovery film sales as compared to the prior year. In the fourth quarter of last year, the division realized $15.8 million in sales of hurricane recovery film due to unusually high event-driven demand. Overall, market position is strong across all of the end-markets served by Engineered Films, and the Company expects that the division will perform well over the next twelve months and over the long-term.

Aerostar had another outstanding quarter, and the new $36 million radar contract award demonstrates the strategic nature of this core product line for the division. The division's financial performance and contract wins over the past year are a direct result of the focus that the division has achieved. Aerostar's sales are heavily based on government contracts which are not necessarily stable and predictable from quarter to quarter. Variability is to be expected. The Company expects sales in the fourth quarter to be lighter than what was experienced in the first three quarters of the year. This is due to timing of stratospheric balloon contracts and completion of the aerostat contract in the third quarter. Over the longer term, we do expect continued growth in sales and operating income from Aerostar in-line with our long-term growth rate expectation of 10 percent.

The Company is very pleased with both our third quarter and year-to-date financial performance. We have made tremendous progress in a number of strategic areas, while continuing to invest for long-term growth. Our business model and strategic plans are strong and give us confidence in our future.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	October 31, 2018	January 31, 2018	October 31, 2017
Cash and cash equivalents	$68,693	$40,535	$36,873

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2018	October 31, 2017	October 31, 2018	October 31, 2017
Cash provided by operating activities	$13,656	$10,973	$52,308	$30,834
Cash used in investing activities	(3,311)	(14,488)	(4,799)	(20,077)
Cash used in financing activities	(6,923)	(14,701)	(18,780)	(24,704)
Effect of exchange rate changes on cash and cash equivalents	(168)	(108)	(571)	172
Net increase (decrease) in cash and cash equivalents	$3,254	$(18,324)	$28,158	$(13,775)

Cash and cash equivalents totaled $68.7 million at October 31, 2018, an increase of $28.2 million from $40.5 million at January 31, 2018. The comparable balance as of October 31, 2017 was $36.9 million. Continued strength in operating cash flows and cash proceeds from the sale of investments drove the increase in cash versus the prior year end.

Operating Activities
Operating cash flow results were primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Strong cash flow from operating activities was sustained year-over-year. Cash provided by operating activities was $52.3 million for the first nine months of fiscal 2019 compared with $30.8 million in the first nine months of fiscal 2018. The increase in operating cash flows year-over-year was primarily due to the increase in net income.

The Company's cash needs have minimal seasonal trends. As a result, the discussion of trends in operating cash flows focuses on the primary drivers of year-over-year variability in net working capital. Net working capital and net working capital percentage

#27

are metrics used by management as a guide in measuring the efficient use of cash resources to support business activities and growth. The Company's net working capital for the comparative periods was as follows:

(dollars in thousands)	October 31, 2018	October 31, 2017
Accounts receivable, net	$66,166	$59,573
Plus: Inventories	53,229	53,481
Less: Accounts payable	12,149	13,383
Net working capital(a)	$107,246	$99,671

Annualized net sales(b)	419,332	405,396
Net working capital percentage(c)	25.6%	24.6%
(a) Net working capital is defined as accounts receivable (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as Net working capital divided by Annualized net sales for each of the fiscal periods, respectively.

The net working capital percentage deteriorated 100 basis points year-over-year in the third quarter of fiscal 2019. The change was primarily driven by an increase in Aerostar's accounts receivable in conjunction with their significantly higher sales and timing of flight campaigns and related invoicing. The increase was not the result of extended payment terms, but rather due to timing. The Company remains focused on managing efficient levels of receivables, inventories, and accounts payable and will continue to take actions to reduce net working capital requirements.

Inventory was flat at the end of the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. In comparison, net sales increased $3.5 million, or 3.4%, year-over-year in the third quarter.

Accounts receivable increased $6.6 million, or 11.1%, year-over-year to $66.2 million at October 31, 2018 from $59.6 million at October 31, 2017. In comparison, net sales increased $3.5 million, or 3.4%, year-over-year in the third quarter. The increase was not the result of extended payment terms. It was primarily driven by an increase in Aerostar's accounts receivable in conjunction with their significantly higher sales and timing of contract deliverables and related invoicing.

Accounts payable decreased $1.2 million, or 9.2%, year-over-year from $13.4 million at October 31, 2017 to $12.1 million at October 31, 2018. In comparison, net sales increased $3.5 million, or 3.4%, year-over-year in the third quarter. The decrease in accounts payable year-over-year was primarily due to timing of purchases and cash payments.

Investing Activities
Cash used by investing activities was $4.8 million for the first nine months of fiscal 2019 compared with cash used of $20.1 million in the first nine months of fiscal 2018. The first nine months of fiscal 2019 cash flows included $6.7 million from the sale of the Company's ownership interest in SST. The prior fiscal year included $12.7 million cash payments related to business acquisitions while the current year had none. Capital expenditures increased $3.4 million versus the first nine months of fiscal 2018 due primarily to expenditures related to Engineered Films' new extrusion line (Line 15) that is expected to be completed in the fourth quarter of fiscal year 2019.

The Company continues to maintain a disciplined approach to capital spending. Expanding Engineered Films' capacity and maintaining Applied Technology's capital spending to advance product development are expected to continue. In addition, management will continue to evaluate a number of potential acquisition targets to supplement its organic growth strategy.

Financing Activities
Cash used for financing activities for the first nine months of fiscal 2019 was down $5.9 million compared with the first nine months of fiscal 2018. The decrease in cash used was driven by $10.0 million of shares repurchased in the prior fiscal year third quarter. There were no shares repurchased in the first nine months of fiscal 2019.

Dividends per share were flat at 39.0 cents per share. Total cash outflows for dividends in the nine-month periods ended October 31, 2018 and 2017 was $14.0 million for both fiscal years.

During the nine months ended October 31, 2018 and October 31, 2017, the Company made payments of $1.2 million and $0.4 million, respectively, on acquisition-related contingent liabilities.

No borrowing or repayment occurred on the Credit Agreement during the first nine months of fiscal 2019 or fiscal 2018.

#28

Financing cash outflows in the first nine months of fiscal 2019 included employee taxes paid in relation to net settlement of restricted stock units that vested during the first nine months and stock options exercised in the period of $3.4 million compared to $0.3 million in the first nine months of fiscal 2018.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2018 was $124.5 million.

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

Letters of credit (LOCs) totaling $0.5 million and $1.1 million were outstanding at October 31, 2018 and October 31, 2017, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates affecting revenue recognition, see Note 2 Summary of Significant Accounting Policies and Note 5 Revenue to our consolidated financial statements included in this Quarterly Report on Form 10-Q. For a description of other critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended January 31, 2018 filed with the SEC. With the exception of the changes to our revenue recognition policies referenced above, there have been no material changes to our critical accounting policies during the nine months ended October 31, 2018.

ACCOUNTING PRONOUNCEMENTS

See Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of recent accounting pronouncements.

#29

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of capital lease obligations as of October 31, 2018 and January 31, 2018. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $4.0 million and $4.1 million at October 31, 2018 and January 31, 2018, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified

#30

in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 31, 2018

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine-month period ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

On November 3, 2014 the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. The Company made no purchases (recorded on trade date basis) of its own equity securities during the first nine months of fiscal 2019. There is $28.0 million still available for share repurchases under this Board-authorized program which remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

#31

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

#32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 28, 2018

#33