Form 10-Q
period 2019-04-30
RAVEN INDUSTRIES INC
filed 2019-05-30
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2019
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	RAVN	The Nasdaq Global Select Market
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 24, 2019, there were 36,026,302 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	April 30, 2019	January 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$61,370	$65,787
Accounts receivable, net	67,792	54,472
Inventories	58,042	54,076
Other current assets	7,263	8,736
Total current assets	194,467	183,071

Property, plant and equipment, net	105,236	106,615
Goodwill	50,845	50,942
Amortizable intangible assets, net	15,978	16,293
Other assets	7,624	3,324
TOTAL ASSETS	$374,150	$360,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$16,179	$8,272
Accrued liabilities	19,437	23,478
Other current liabilities	2,839	1,303
Total current liabilities	38,455	33,053

Other liabilities	23,012	18,235

Commitments and contingencies (see Note 12)	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,417 and 67,289, respectively	67,417	67,289
Paid-in capital	57,369	59,655
Retained earnings	294,450	285,969
Accumulated other comprehensive income (loss)	(3,872)	(3,556)
Treasury stock at cost, 31,393 and 31,332 shares, respectively	(102,683)	(100,402)
Total Raven Industries, Inc. shareholders' equity	312,681	308,955
Noncontrolling interest	2	2
Total equity	312,683	308,957
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$374,150	$360,245

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2019	April 30, 2018
Net sales	$98,178	$111,129
Cost of sales	63,112	71,131
Gross profit	35,066	39,998

Research and development expenses	7,271	5,285
Selling, general, and administrative expenses	12,674	13,182
Operating income	15,121	21,531

Other income (expense), net	(69)	5,679
Income before income taxes	15,052	27,210

Income tax expense	1,842	5,063
Net income	13,210	22,147

Net income (loss) attributable to the noncontrolling interest	—	12

Net income attributable to Raven Industries, Inc.	$13,210	$22,135

Net income per common share:
─ Basic	$0.37	$0.62
─ Diluted	$0.36	$0.61

Comprehensive income (loss):
Net income	$13,210	$22,147

Other comprehensive income (loss):
Foreign currency translation	(304)	(480)
Postretirement benefits, net of income tax benefit of $4 and $2 respectively	(12)	(6)
Other comprehensive income (loss), net of tax	(316)	(486)

Comprehensive income (loss)	12,894	21,661

Comprehensive income (loss) attributable to noncontrolling interest	—	12

Comprehensive income (loss) attributable to Raven Industries, Inc.	$12,894	$21,649

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
Net income	—	—	—	—	22,135	—	22,135	12	22,147
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(480)	(480)	—	(480)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	—	(6)	(6)	—	(6)
Reclassification due to ASU 2018-02 adoption	—	—	—	—	280	(280)	—	—	—
Cash dividends ($0.13 per share)	—	50	—	—	(4,708)	—	(4,658)	—	(4,658)
Shares issued on stock options exercised, net of shares withheld for employee taxes	12	(129)	—	—	—	—	(117)	—	(117)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	41	(694)	—	—	—	—	(653)	—	(653)
Share-based compensation	—	787	—	—	—	—	787	—	787
Balance April 30, 2018	$67,177	$59,157	31,332	$(100,402)	$270,479	$(3,339)	$293,072	$14	$293,086

Balance January 31, 2019	$67,289	$59,655	31,332	$(100,402)	$285,969	$(3,556)	$308,955	$2	$308,957
Net income	—	—	—	—	13,210	—	13,210	—	13,210
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(304)	(304)	—	(304)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(12)	(12)	—	(12)
Cash dividends ($0.13 per share)	—	47	—	—	(4,729)	—	(4,682)	—	(4,682)
Shares issued on stock options exercised, net of shares withheld for employee taxes	26	(693)	—	—	—	—	(667)	—	(667)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	102	(2,422)	—	—	—	—	(2,320)	—	(2,320)
Shares repurchased	—	—	61	(2,281)	—	—	(2,281)	—	(2,281)
Share-based compensation	—	782	—	—	—	—	782	—	782
Balance April 30, 2019	$67,417	$57,369	31,393	$(102,683)	$294,450	$(3,872)	$312,681	$2	$312,683

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(dollars in thousands)	April 30, 2019	April 30, 2018
OPERATING ACTIVITIES:
Net income	$13,210	$22,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,082	3,683
Change in fair value of acquisition-related contingent consideration	94	152
Gain from sale of equity method investment	—	(5,785)
Deferred income taxes	1,511	(293)
Share-based compensation expense	782	787
Other operating activities, net	32	(2,102)
Change in operating assets and liabilities:
Accounts receivable	(13,510)	(8,893)
Inventories	(4,092)	134
Other assets	1,373	(42)
Operating liabilities	5,280	3,815
Net cash provided by operating activities	8,762	13,603

INVESTING ACTIVITIES:
Capital expenditures	(1,570)	(4,164)
Proceeds from sale or maturity of investments	—	6,556
Purchases of investments	(843)	(79)
Proceeds (disbursements) from sale of assets, settlement of liabilities	—	832
Other investing activities	(28)	40
Net cash (used in) provided by investing activities	(2,441)	3,185

FINANCING ACTIVITIES:
Dividends paid	(4,682)	(4,658)
Payments for common shares repurchased	(2,281)	—
Payments of acquisition-related contingent liability	(620)	(295)
Restricted stock unit issuances	(2,320)	(653)
Employee stock option exercises	(667)	(117)
Other financing activities	(95)	(52)
Net cash used in financing activities	(10,665)	(5,775)

Effect of exchange rate changes on cash	(73)	(231)

Net increase (decrease) in cash and cash equivalents	(4,417)	10,782
Cash and cash equivalents at beginning of year	65,787	40,535
Cash and cash equivalents at end of period	$61,370	$51,317

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

(dollars in thousands, except per-share amounts)

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Raven Industries, Inc. ("the Company" or "Raven") is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air and aerospace/defense markets. The Company is comprised of three unique operating units, or divisions, classified into reportable segments: Applied Technology, Engineered Films, and Aerostar.

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

Financial results for the interim three-month period ended April 30, 2019, are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. The January 31, 2019, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2019, other than described in the Accounting Standards Adopted section below.
Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2020 first quarter, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), issued in February 2016 and the subsequently-issued codification improvements to Topic 842. The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and liabilities by lessees for leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize a lease liability (to make lease payments) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet with terms greater than 12 months. The Company adopted ASU 2016-02 on a modified retrospective basis for all agreements existing as of February 1, 2019. Prior comparative periods have not been adjusted and continue to be reported and disclosed under ASC Topic 840. This adoption did not have a material impact to the Company. As of February 1, 2019, the Company recognized a right-of-use asset for finance leases and operating leases of $233 and $3,807, respectively and a current and non-current lease liability of $1,446 and $2,571, respectively. As part of the adoption of ASU 2016-02, the Company elected the following practical expedient: short-term recognition exemption for all leases that qualify. Note disclosures required in Topic 842 are reported in Note 11 Leases of the Notes to the Consolidated Financial Statements in this Form 10-Q.

New Accounting Standards Not Yet Adopted
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" (ASU 2018-18). The amendments in ASU 2018-18 clarify that certain transactions between participants in collaborative arrangements should be accounted for as revenue under Topic 606, "Revenue from Contracts with

#7

(dollars in thousands, except per-share amounts)

Customers," and precludes certain transactions that are not with a customer from using Topic 606. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted in any interim period. The amendments should be applied retrospectively to the date Topic 606 was adopted. The Company is examining specific collaborative agreements to determine the impact, if any, the new guidance will have on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). The amendments in ASU 2018-13 remove, modify and add disclosures for companies required to make disclosures about recurring or nonrecurring fair value measurements under Topic 820. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted; however, the Company has the option to delay the adoption of the additional disclosures required until the effective date. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The Company is evaluating the amendments in ASU 2018-13 to determine when it will adopt this guidance and the impact the guidance will have on the Company's disclosures for assets and liabilities reported at fair value on a recurring or nonrecurring basis.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). Current GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard is effective for annual reporting periods beginning after December 15, 2019. All entities may elect to early adopt ASU 2016-13 for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13, including all subsequent amendments and improvements to ASC Topic 326 issued by FASB, will have on its consolidated financial statements and associated disclosures.

#8

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2019	January 31, 2019
Accounts receivable, net:
Trade accounts	$62,539	$53,820
Unbilled receivables	6,033	1,391
Allowance for doubtful accounts	(780)	(739)
	$67,792	$54,472
Inventories:
Finished goods	7,980	7,629
In process	1,219	1,103
Materials	48,843	45,344
	$58,042	$54,076
Other current assets:
Insurance policy benefit	318	336
Income tax receivable	1,418	1,045
Receivable from sale of investment	1,014	1,055
Prepaid expenses and other	4,513	6,300
	$7,263	$8,736
Property, plant and equipment, net:(a)
Land	$3,234	$3,234
Buildings and improvements	81,527	81,381
Machinery and equipment	156,745	155,463
Right-of-use assets - finance	665	—
Accumulated depreciation	(136,935)	(133,724)
	105,236	106,354
Property, plant and equipment subject to capital leases:
Machinery and equipment	—	510
Accumulated amortization for capitalized leases	—	(249)
	$105,236	$106,615
Other assets:
Equity investments	$1,223	$345
Right-of-use assets - operating	3,420	—
Deferred income taxes	60	16
Other	2,921	2,963
	$7,624	$3,324
Accrued liabilities:
Salaries and related	$3,360	$8,244
Benefits	5,097	4,751
Insurance obligations	1,856	1,963
Warranties	1,391	890
Income taxes	831	328
Other taxes	940	2,434
Acquisition-related contingent consideration	1,306	1,796
Lease liability	1,978	—
Other	2,678	3,072
	$19,437	$23,478
Other liabilities:
Postretirement benefits	$7,652	$7,678
Acquisition-related contingent consideration	2,650	2,376
Lease liability	2,648	—
Deferred income taxes	3,211	1,659
Uncertain tax positions	2,681	2,670
Other	4,170	3,852
	$23,012	$18,235
(a) The amount of assets held for sale at April 30, 2019, and January 31, 2019, were not material.

#9

(dollars in thousands, except per-share amounts)

(4) NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted average common shares and fully vested stock units outstanding. Diluted net income per share is computed by dividing net income by the weighted average common and common equivalent shares outstanding, which includes the shares issuable upon exercise of employee stock options (net of shares assumed purchased with the option proceeds), stock units and restricted stock units outstanding. Performance share awards are included in the diluted calculation based upon what would be issued if the end of the most recent reporting period was the end of the term of the award.
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Anti-dilutive options and restricted stock units	29,796	16,304

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2019	April 30, 2018
Numerator:
Net income attributable to Raven Industries, Inc.	$13,210	$22,135

Denominator:
Weighted average common shares outstanding	35,962,066	35,826,096
Weighted average fully vested stock units outstanding	105,341	87,716
Denominator for basic calculation	36,067,407	35,913,812

Weighted average common shares outstanding	35,962,066	35,826,096
Weighted average fully vested stock units outstanding	105,341	87,716
Dilutive impact of stock options and restricted stock units	325,831	466,768
Denominator for diluted calculation	36,393,238	36,380,580

Net income per share ─ basic	$0.37	$0.62
Net income per share ─ diluted	$0.36	$0.61

(5) REVENUE
Disaggregation of Revenues
Revenue is disaggregated by major product category and geography, as we believe these categories best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors. The following table includes a reconciliation of the disaggregated revenue by reportable segments. Service revenues are not material and are not separately disclosed.

#10

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended April 30, 2019					Three Months Ended April 30, 2018
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$7,029	$—	$7,029	$—	$—	$6,548	$—	$6,548
International	—	—	34	—	34	—	—	454	—	454
Plastic Films & Sheeting
Domestic	—	41,762	—	(29)	41,733	—	55,297	—	(194)	55,103
International	—	2,530	—	—	2,530	—	4,695	—	—	4,695
Precision Agriculture Equipment
Domestic	29,584	—	—	—	29,584	29,525	—	—	—	29,525
International	12,141	—	—	—	12,141	10,905	—	—	—	10,905
Other
Domestic	—	—	5,122	—	5,122	—	—	3,899	—	3,899
International	—	—	5	—	5	—	—	—	—	—
Totals	$41,725	$44,292	$12,190	$(29)	$98,178	$40,430	$59,992	$10,901	$(194)	$111,129
(a) Intersegment sales for both fiscal 2020 and 2019 were primarily sales from Engineered Films to Aerostar.

Contract Balances
Contract balances consist of contract assets and contract liabilities. Contract assets primarily relate to the Company’s rights to consideration for work completed but not yet billed for at the reporting date, or retainage provisions on billings that have been issued. Contract liabilities primarily relate to consideration received from customers prior to transferring goods or services to the customer. Contract assets and contract liabilities are reported in "Accounts receivable, net" and "Other current liabilities" in the Consolidated Balance Sheets, respectively.

During the three months ended April 30, 2019, the Company’s contract assets and liabilities increased by $4,642 and $1,536, respectively. The increase was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	April 30, 2019	January 31, 2019	$ Change	% Change
Contract assets	$6,669	$2,027	$4,642	229.0%

Contract liabilities	$2,839	$1,303	$1,536	117.9%

Remaining Performance Obligations
As of April 30, 2019, the Company did not have any remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized during the three-month period ending April 30, 2019, from performance obligations satisfied in the prior period were not material.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2020
There were no significant business acquisitions and divestitures or purchases of technologies in the three-month period ended April 30, 2019.

Fiscal year 2019
On January 1, 2019, the Company completed the acquisition of substantially all of the assets ("AgSync Acquisition") of AgSync Inc. ("AgSync"), an Indiana corporation, headquartered in Wakarusa, Indiana. This acquisition was aligned under the Company’s Applied Technology Division and is expected to enhance its Slingshot® platform by delivering a more seamless logistics solution

#11

(dollars in thousands, except per-share amounts)

for ag retailers, aerial applicators, custom applicators and enterprise farms. The AgSync Acquisition constitutes a business and, as such, was accounted for as a business combination; however, the business combination was not significant enough to warrant pro-forma financial information.

The purchase price was approximately $9,700, which includes potential earn-out payments with an estimated fair value of $2,052. The earn-out is contingent upon achieving certain revenue milestones. The purchase price of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is reflected as goodwill, which is fully tax deductible. The Company completed the valuation and the purchase price allocation during the first quarter of fiscal 2020. This resulted in an adjustment in the fiscal 2020 first quarter that increased the purchase price and the estimated fair value of the contingent earn-outs payments by approximately $300. The goodwill and identifiable intangible assets recorded as part of the purchase price allocation at April 30, 2019, were $4,526 and $5,700, respectively.

During the first quarter of fiscal 2019, Aerostar sold its client private business for $832, which resulted in an immaterial gain in the three-months ended April 30, 2018. In fiscal 2018, Aerostar actively marketed the sale of its client private business and as such, classified it as held for sale.

In the first quarter of fiscal 2019, the Company sold its ownership interest of approximately 22% in Site-Specific Technology Development Group, Inc. (SST) with a carrying value of $1,937. This investment was being accounted for as an equity method investment. Raven received $6,556 in cash at closing which was reported as "Proceeds from sale or maturity of investments" in the Consolidated Statements of Cash Flows. The Company recognized a gain on the sale of $5,785 for the three-months ended April 30, 2018. The gain was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. The gain included a fifteen percent hold-back provision held in an escrow account and is expected to be paid in fiscal 2020.

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to the acquisition of AgSync in fiscal 2019 as well as prior acquisitions of Colorado Lining International, Inc. (CLI) in fiscal 2018; SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG) in fiscal 2015; and Aerostar Technical Solutions, Inc. (ATS), formerly named Vista Research, Inc. or "Vista," completed in fiscal 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Beginning balance	$4,172	$3,046
Fair value of contingent consideration acquired	310	—
Change in fair value of the liability	94	152
Contingent consideration earn-out paid	(620)	(295)
Ending balance	$3,956	$2,903

Classification of liability in the consolidated balance sheet
Accrued liabilities	$1,306	$1,483
Other liabilities, long-term	2,650	1,420
Balance at April 30	$3,956	$2,903

For the AgSync Acquisition, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of April 30, 2019.

In the acquisition of CLI, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenues and operational synergies. To date, the Company has paid a total of $667 of this potential earn-out liability.

#12

(dollars in thousands, except per-share amounts)

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date, contingent upon achieving certain revenues. To date, the Company has paid a total of $1,564 of this potential earn-out liability.

Related to the acquisition of ATS in 2012, the Company was committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date. The Company made the final payment in the first quarter of fiscal 2020 and has no further contingent obligations related to acquisition of ATS.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. Management performed an assessment in the first quarter of fiscal 2020 and determined that no triggering events had occurred for any of the Company's reporting units. There were no goodwill impairment losses reported in the three-month periods ending April 30, 2019 and 2018, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2019	$17,076	$33,232	$634	$50,942
Changes due to business combinations	(33)	—	—	(33)
Foreign currency translation adjustment	(64)	—	—	(64)
Balance at April 30, 2019	$16,979	$33,232	$634	$50,845

Long-lived Assets and Other Intangibles
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles and property plant and equipment, if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, management performs impairment reviews by asset group. Management periodically assesses for triggering events and discusses any significant changes in the utilization of long-lived assets. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

Fiscal 2020 and 2019
Management performed an assessment in the fiscal 2020 and fiscal 2019 first quarter and determined that there were no impairment indicators identified for any of the Company's asset groups. There were no long-lived asset impairment losses reported in the three-month period ending April 30, 2019 and 2018, respectively.

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	April 30, 2019			January 31, 2019
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,179	$(7,345)	$1,834	$9,203	$(7,216)	$1,987
Customer relationships	16,076	(5,848)	10,228	15,791	(5,508)	10,283
Patents and other intangibles	5,941	(2,025)	3,916	5,908	(1,885)	4,023
Total	$31,196	$(15,218)	$15,978	$30,902	$(14,609)	$16,293

#13

(dollars in thousands, except per-share amounts)

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Service cost	$7	$7
Interest cost	83	79
Amortization of actuarial losses	24	32
Amortization of unrecognized gains in prior service cost	(40)	(40)
Net periodic benefit cost	$74	$78

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost. Net periodic benefit costs are reported in net income in accordance with ASU 2017-07 "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Postretirement Benefit Cost." Service cost is reported in net income as “Cost of sales” or “Selling, general, and administrative expenses” in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. Interest cost, amortization of actuarial gains or losses, and amortization of prior service cost are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Beginning balance	$890	$1,163
Change in provision	822	157
Settlements made	(321)	(223)
Ending balance	$1,391	$1,097

(10) FINANCING ARRANGEMENTS

The Company entered into a credit facility on April 15, 2015, with JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Administrative Agent, JPMorgan Chase Bank, National Association, as administrative agent, and each lender from time to time a party thereto (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $125,000 with a maturity date of April 15, 2020. Loan proceeds may be utilized by Raven for strategic business purposes, such as business acquisitions, and for net working capital needs. The Company expects to enter into a new credit facility prior to the Credit Agreement maturing in fiscal 2021.

Simultaneous with execution of the Credit Agreement, Raven and its subsidiaries entered into a guaranty agreement in favor of JPMorgan Chase Bank, National Association in its capacity as administrator under the Credit Agreement for the benefit of JPMorgan Chase Bank, N.A., Toronto Branch and the lenders and their affiliates under the Credit Agreement.

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	April 30, 2019	January 31, 2019
Unamortized debt issuance costs(a)	$105	$132
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

#14

(dollars in thousands, except per-share amounts)

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

Letters of credit (LOC) issued and outstanding were as follows:

	April 30, 2019	January 31, 2019
Letters of credit outstanding(a)	$314	$514
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2019, was $124,736.

(11) LEASES

The Company enters into operating and finance lease contracts related to facilities, vehicles and equipment. Operating leases are primarily related to facilities to support production, research and development, and sales efforts. Finance leases are primarily related to vehicles and equipment to support general business operations. Lease payments are typically fixed and carry lease terms of one to six years, some of which have an option to terminate or extend up to an additional ten years. For purposes of the quantitative disclosures below related to the calculation of operating and finance leases, lease terms did not include options to terminate or extend, as the Company is reasonably certain it would not exercise the options. Most of the Company's leases do not contain a purchase option, material residual value guarantee, or material restrictive covenants.

The Company is primarily a lessee in all lease arrangements but may become a lessor and lease or sublease certain assets to other entities if not fully utilized. These lessor activities are not material and are not separately disclosed.
To determine whether a contract is or contains a lease, the Company assessed its right to control the use of the identified asset, whether explicitly or implicitly stated, for a period of time while considering all facts and circumstances for each individual arrangement. The Company also has leases with non-lease components which are separately stated within the agreement and not included in the recognition of the right-of use asset and lease liability balances.
The discount rate used to calculate the present value of the lease liabilities is based upon the implied rate within each contract. If the rate is unknown or cannot be determined, the Company uses an incremental borrowing rate, which is determined by the length of the contract, asset class, and the Company's borrowing rates as of the commencement date of the contract.

Components of Company lease costs, including operating, finance, and short-term leasing are included in the table below. Depreciation of right-of-use assets, operating leases cost, and short-term lease costs are reported in net income as "Cost of sales," "Research and development expenses," or "Selling, general, and administrative expenses," depending on what business function the asset primarily supports. Interest on lease liabilities are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

#15

(dollars in thousands, except per-share amounts)

Three Months Ended April 30, 2019
Lease Costs:
Finance Leases
Depreciation of right-of-use assets	$95
Interest on lease liabilities	5
Total finance lease cost	$100

Operating Leases
Operating lease cost	$360
Short-term lease cost	105
Total operating lease cost	$465
Total finance and operating lease cost	$565

Supplemental unaudited balance sheet information related to operating and finance leases include:

April 30, 2019
Operating Leases
Operating lease right-of-use assets	$3,420

Current lease liability	$1,689
Non-current lease liability	2,367
Total operating lease liabilities	$4,056

Finance Leases
Property, plant and equipment, at cost	$665
Accumulated depreciation	(95)
Property, plant and equipment, net	$570

Current lease liability	$289
Non-current lease liability	281
Total finance lease liabilities	$570

Weighted average remaining lease terms and discount rates include:

April 30, 2019
Weighted Average Remaining Lease Term:
Operating leases	3 years
Finance leases	2 years
Weighted Average Discount Rate:
Operating leases	3.5%
Finance leases	3.5%

#16

(dollars in thousands, except per-share amounts)

Supplemental unaudited cash flow information related to operating and finance leases include:

Three Months Ended April 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$360
Operating cash flows from finance leases	5
Financing cash flows from finance leases	95

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$190
Operating leases	—

Future operating and finance lease obligations that have not yet commenced as of April 30, 2019, were immaterial and excluded from the lease liability schedule below accordingly.

	Three Months Ended April 30, 2019
	Operating Leases	Finance Leases
Remainder of Fiscal 2020	$1,353	$284
Fiscal 2021	1,844	184
Fiscal 2022	679	101
Fiscal 2023	315	36
Fiscal 2024	99	6
Thereafter	—	—
Total lease payments	$4,290	$611
Less imputed interest	(234)	(41)
Total lease liabilities	$4,056	$570

Prior to the Company's adoption of ASU 2016-02 in the first quarter of fiscal year 2020, future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, were as follows:

	Twelve Months Ended January 31, 2019
	Operating Leases	Capital Leases
Fiscal 2020	$2,213	$182
Fiscal 2021	1,939	102
Fiscal 2022	728	44
Fiscal 2023	356	2
Fiscal 2024	140	—
Thereafter	—	—
Total lease payments	$5,376	$330
Less amount representing estimated executory costs such as taxes, license and insurance including profit thereon.		(14)
Less amounts representing interest		(32)
Present value of net minimum lease payments		$284

#17

(dollars in thousands, except per-share amounts)

(12) COMMITMENTS AND CONTINGENCIES

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business; potential costs and liabilities of which cannot be determined at this time. Management does not believe the ultimate outcomes of its legal proceedings are likely to be material to its results of operations, financial position, or cash flows. In addition, the Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

The Company entered into a Gift Agreement ("the Agreement") effective in January 2018 with the South Dakota State University Foundation, Inc. ("the Foundation"). This gift will be used by South Dakota State University (SDSU), located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum. This facility will assist the Company in further collaboration with faculty, staff and students on emerging technology in support of the growing need for precision agriculture practices and tools.

The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018, and a liability had been incurred. As such, $4,503 of selling, general, and administrative expense was recognized in the three-month period ending April 30, 2018, with interest expense to be recognized in periods thereafter. The fair value of this contingency at April 30, 2019, was $3,230 (measured based on the present value of the expected future cash outflows), of which $697 was classified as "Accrued liabilities" and $2,533 was classified as "Other liabilities." As of April 30, 2019, the Company has made payments related to the commitment totaling $1,430.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has other unconditional purchase obligations that arise in the normal course of business operations. The majority of these obligations are related to the purchase of raw material inventory for the Applied Technology and Engineered Films divisions.

(13) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate, primarily due to state and local taxes, research and development tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Effective tax rate	12.2%	18.6%

The decrease in the effective tax rate year-over-year is primarily due to discrete items in the current year. The Company’s effective tax rates, excluding discrete items, in the three-month periods ended April 30, 2019, and 2018, were 20.0 percent and 19.5 percent, respectively.

The Company’s total discrete tax items for both three-month periods in the table below relate to the vesting or settlement of equity awards.

	Three Months Ended
	April 30, 2019	April 30, 2018
Total discrete tax benefit	$1,168	$243

The Company operates both domestically and internationally. As of April 30, 2019, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

#18

(dollars in thousands, except per-share amounts)

(14) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Dividends paid(a)	$4,682	$4,658

Dividends paid per share (in cents per share)(a)	13.0	13.0
(a)There were no declared and unpaid shareholder dividends at April 30, 2019 or 2018.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

Pursuant to these authorizations, the Company repurchased 60,700 shares for $2,281 in the three-month period ended April 30, 2019. There were no shares repurchased in the three-month period ended April 30, 2018. There were no share repurchases unpaid at April 30, 2019, or April 30, 2018. The remaining dollar value authorized for share repurchases at April 30, 2019, is $25,679.

(15) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Cost of sales	$76	$80
Research and development expenses	35	31
Selling, general, and administrative expenses	671	676
Total stock-based compensation expense	$782	$787

(16) SEGMENT REPORTING

The Company's operating segments, which are also its reportable segments, are defined by their product lines which have been generally grouped based on technology, manufacturing processes, and end-use application. The Company's reportable segments are Applied Technology Division, Engineered Films Division, and Aerostar Division. Separate financial information is available for each reportable segment and regularly evaluated by the Company's chief operating decision-maker, the President and Chief Executive Officer, in making resource allocation decisions for the Company's reportable segments. The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. Other income, interest expense, and income taxes are not allocated to individual operating segments. Segment information is reported consistent with the Company's management reporting structure.

#19

(dollars in thousands, except per-share amounts)

Business segment financial performance and other information is as follows:

	Three Months Ended
	April 30, 2019	April 30, 2018
Net sales
Applied Technology	$41,725	$40,430
Engineered Films(a)	44,292	59,992
Aerostar	12,190	10,901
Intersegment eliminations(b)	(29)	(194)
Consolidated net sales	$98,178	$111,129

Operating income(c)
Applied Technology	$13,236	$15,948
Engineered Films	6,363	13,196
Aerostar	1,996	2,805
Intersegment eliminations	1	(15)
Total reportable segment income	21,596	31,934
General and administrative expenses(c)	(6,475)	(10,403)
Consolidated operating income	$15,121	$21,531

(a) Hurricane recovery film sales for the three-month period ended April 30, 2019 and 2018, were $17 and $8,919, respectively.
(b) Intersegment sales for both fiscal 2020 and 2019 were primarily sales from Engineered Films to Aerostar.
(c) At the segment level, operating income does not include an allocation of general and administrative expenses and, as a result, "General and administrative expenses" are reported as a deduction from "Total reportable segment income" to reconcile to "Operating income" reported in the Consolidated Statements of Income and Comprehensive Income.

(17) SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of this Quarterly Report on Form 10-Q and concluded that no subsequent events have occurred that would require recognition or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K for the year ended January 31, 2019.

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

#20

Management uses a number of metrics to assess the Company's performance:

•	Consolidated net sales, gross margin, operating income, operating margin, net income, and diluted earnings per share.

•	Cash flow from operations and shareholder returns.

•	Return on sales, average assets and average equity.

•	Segment net sales, gross profit, gross margin and operating income. At the segment level, operating income does not include an allocation of general and administrative expenses.

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

The Raven business model is our platform for success. Raven's business model is defensible, sustainable, and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three business segments, is summarized as follows:

•	Intentionally serve diverse market segments with strong short- and long-term growth prospects.

•	Diversified portfolio of businesses provide balance, opportunity and risk mitigation.

•	Invest in market-leading technologies and manufacturing capabilities.

•	Balance sheet strength and stability enables strategic investments and acquisitions to enhance shareholder returns.

•	Corporate responsibility is a top priority; it attracts great team members, customers and opportunities.

•	Continuous process improvements and value engineering.

The following discussion highlights the consolidated operating results for the three-month period ended April 30, 2019 and 2018. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2019	April 30, 2018	% Change
Net sales	$98,178	$111,129	(11.7)%
Gross profit	35,066	39,998	(12.3)%
Gross margin (a)	35.7%	36.0%
Operating income	$15,121	$21,531	(29.8)%
Operating margin (a)	15.4%	19.4%
Other income (expense), net	$(69)	$5,679
Net income attributable to Raven Industries, Inc.	$13,210	$22,135	(40.3)%
Diluted earnings per share	$0.36	$0.61

Cash flow from operating activities	$8,762	$13,603	(35.6)%
Cash outflow for capital expenditures	$(1,570)	$(4,164)	(62.3)%
Cash dividends	$(4,682)	$(4,658)	0.5%
Common share repurchases	$(2,281)	$—

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Consolidated Results
For the fiscal 2020 first quarter, net sales were $98.2 million, down $13.0 million, or 11.7%, from $111.1 million in last year’s first quarter. Hurricane recovery film sales declined $8.9 million in the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. Both Applied Technology and Aerostar achieved year-over-year sales growth, but the decline in net sales from Engineered Films drove the consolidated result. Engineered Films' net sales were adversely impacted in the first quarter by temporary operational inefficiencies associated with the go-live on a new enterprise resource planning (ERP) platform and weather related impacts which forced production shutdowns and delayed delivery of certain raw materials. The Company estimates these factors negatively impacted Engineered Films' net sales in the first quarter by approximately $4.5 million.

#21

The Company's operating income for the first quarter of fiscal 2019 was $15.1 million, down $6.4 million, or 29.8%, compared to the first quarter of fiscal 2019. The year-over-year decrease was primarily due to negative operating leverage as a result of lower sales volume. Sales volume was down significantly in Engineered Films due to prior year abnormally high hurricane recovery film sales, the post go-live temporary operational inefficiencies, and weather related impacts to production. Increased investment in research and development activities in both Applied Technology and Aerostar also negatively impacted operating income versus the prior year.

Net income for the first quarter of fiscal 2020 was $13.2 million, or $0.36 per diluted share, compared to net income of $22.1 million, or $0.61 per diluted share, in the prior year comparative period. Included in the prior year's first quarter results on a pre-tax basis was an expense associated with a gift to South Dakota State University of $4.5 million ($3.7 million after-tax, or $0.10 per diluted share) and a non-operating gain on the sale of the Company's ownership interest in Site-Specific Technologies (SST) of $5.8 million ($4.7 million after-tax, or $0.13 per diluted share). The net impact of these two non-recurring events to the prior year's first quarter was a favorable $0.03 per diluted share. In addition, this year's first quarter net income benefited from approximately $1 million ($0.03 per diluted share) in favorable discrete tax items which reduced the Company's effective tax rate by approximately 6 percentage points year-over-year.

Applied Technology Division Results
Applied Technology's net sales in the first quarter of fiscal 2020 were $41.7 million, up $1.3 million from last year's first quarter. Geographically, international sales were up 11.3% year-over-year, and domestic sales were flat year-over-year. International sales growth was driven primarily by strong growth in Latin America, particularly Brazil.

Operating income for Applied Technology was $13.2 million, down $2.7 million or 17.0% compared to $15.9 million in the first quarter of fiscal 2019. Increased research and development investment along with integration and acquisition expenses related to the acquisition of AgSync, Inc. (AgSync) drove the year-over-year decrease. In addition, first quarter operating income in the prior year benefited from favorable legal recoveries which did not repeat in the first quarter of this year.

Engineered Films Division Results
Engineered Films’ fiscal 2020 first quarter net sales were $44.3 million, a decrease of $15.7 million, or 26.2%, compared to fiscal 2019 first quarter net sales of $60.0 million. Included in the prior year's first quarter net sales was $8.9 million of hurricane recovery film sales which did not reoccur in the first quarter of fiscal 2020. During the first quarter, the division went live on its new ERP platform and experienced a temporary reduction in operating efficiencies. This resulted in delays in processing and fulfilling certain orders during the first quarter. The Company estimates that approximately $2.5 million in sales were pushed into future quarters as a result. Additionally, power outages caused by an ice storm resulted in an unexpected two-day plant shutdown in the first quarter. The Company estimates this shutdown reduced division sales in the first quarter of fiscal year 2020 by approximately $2 million. Together, these temporary operational challenges are estimated to have negatively impacted the division's first quarter net sales by approximately $4.5 million.

Operating income for Engineered Films in the first quarter of fiscal 2020 decreased 51.8% to $6.4 million as compared to $13.2 million in the prior year first quarter. The year-over-year decrease was driven primarily by lower sales volume, including the significant reduction in hurricane recovery film sales, and the corresponding negative operating leverage. In addition, the temporary operational challenges also had an unfavorable impact to division operating income.

Aerostar Division Results
Aerostar net sales in the first quarter of fiscal 2020 were $12.2 million, an increase of $1.3 million, or 11.8%, compared to fiscal 2019 first quarter net sales of $10.9 million. This increase was driven by improved stratospheric balloon and radar sales. Deliveries on the previously announced five-year $36 million radar contract drove growth in radar sales in the first quarter.

Operating income for Aerostar in the first quarter of fiscal 2020 was $2.0 million compared to $2.8 million in the first quarter of last year. The division achieved year-over-year growth in gross profit on higher sales volume; however, division profit decreased due to purposeful increased investment in research and development activities to further advance its engineering services and flight operations capabilities.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market.

#22

	Three Months Ended
(dollars in thousands)	April 30, 2019	April 30, 2018	$ Change	% Change
Net sales	$41,725	$40,430	$1,295	3.2%
Gross profit	21,337	21,186	151	0.7%
Gross margin	51.1%	52.4%
Operating expenses	$8,101	$5,238	$2,863	54.7%
Operating expenses as % of sales	19.4%	13.0%
Operating income(a)	$13,236	$15,948	$(2,712)	(17.0)%
Operating margin	31.7%	39.4%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. The U.S. ag market is experiencing a very challenging start to the 2019 growing season. Wet, cool weather and abnormal flooding in North America have delayed and shortened the 2019 planting season. This has unfavorably impacted Applied Technology, as the division's core customers, ag retailers, were limited in the amount of field application activities that could be performed during the first quarter of fiscal 2020. Due to these challenging field conditions, some ag retailers expect to experience double-digit declines in sales during calendar year 2019, and this will likely impact the amount they invest in new machines or technology upgrades in the aftermarket. We expect this to impact the planned number of new machine builds for some OEMs this year. While unfavorable, these circumstances are expected to be short-term in nature, as the long-term demand for precision agriculture technology is expected to grow considerably.

•
Sales volume and selling prices. First quarter fiscal 2020 net sales increased $1.3 million or 3.2%, to $41.7 million compared to $40.4 million in the prior year. Higher sales volume of both new and existing products, rather than a change in selling price, was the primary driver of this increase. Geographically, international sales were up 11.3% year-over-year, and domestic sales were flat year-over-year. International sales growth was driven primarily by strong growth in Latin America, particularly Brazil. The Company does not generally model comparative market share position for its divisions, but the Company believes Applied Technology has increased its market share in the first quarter of fiscal 2020.

•
International sales. For the first quarter of fiscal 2020, international sales totaled $12.1 million, up 11.3% from $10.9 million in the prior year comparative period. International sales represented 29.1% of segment revenue compared to 27.0% of segment revenue in the prior year comparative period. Strong growth in Latin America, particularly Brazil, drove the year-over-year increase. Sales to this key agricultural region are growing largely due to the investment in and establishment of the division's Latin America headquarters in Brazil in the first quarter of last year.

•
Gross margin. Gross margin decreased from 52.4% in the prior year first quarter to 51.1% in the first quarter of fiscal 2020. The year-over-year decrease in profitability for the three-month period was driven primarily by higher material related expenses.

•
Operating expenses. Fiscal 2020 first quarter operating expense as a percentage of net sales was 19.4%, up from 13.0% in the prior year comparative period. The increase for the three-month period was driven primarily by increased research and development investment along with integration and acquisition expenses related to the acquisition of AgSync. Additionally, prior year operating expenses benefited from favorable legal recoveries which did not repeat in the first quarter of this year.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

#23

	Three Months Ended
(dollars in thousands)	April 30, 2019	April 30, 2018	$ Change	% Change
Net sales	$44,292	$59,992	$(15,700)	(26.2)%
Gross profit	8,847	15,186	(6,339)	(41.7)%
Gross margin	20.0%	25.3%
Operating expenses	$2,484	$1,990	$494	24.8%
Operating expenses as % of sales	5.6%	3.3%
Operating income(a)	$6,363	$13,196	$(6,833)	(51.8)%
Operating margin	14.4%	22.0%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•
Market conditions. Oil prices have remained relatively strong since the start of 2019, and although Engineered Films is more diversified and less dependent on the energy market compared to recent years, the energy market still plays an important role in the division's overall success. One of the leading indicators, other than oil prices, is Permian Basin rig counts, which were relatively flat year-over-year in the first quarter. If strength in oil prices is sustained and rig counts follow, this is expected to favorably impact the division's growth in the geomembrane market in fiscal 2020. The Company does not generally model comparative market share position for its divisions, but the Company believes Engineered Films has maintained its market share in the first quarter of fiscal 2020.

•
Sales volume and selling prices. First quarter net sales were $44.3 million, a decrease of $15.7 million, or 26.2%, compared to fiscal 2019 first quarter net sales of $60.0 million. A larger decrease in sales volume, measured in pounds sold, rather than the change in selling price was the primary driver of this year-over-year decline. Included in prior year's first quarter net sales was $8.9 million of hurricane recovery film sales which did not reoccur in the first quarter of fiscal 2020. The division also went live on its new ERP platform and experienced temporary operating inefficiencies. This resulted in delays in processing and fulfilling certain orders during the first quarter of fiscal 2020 and the Company estimates that approximately $2.5 million in sales were pushed into future quarters as a result. Additionally, power outages caused by an ice storm resulted in an unexpected two-day plant shutdown in the first quarter. The Company estimates this shutdown reduced division sales in the first quarter of fiscal year 2020 by approximately $2 million. Together, these temporary operational challenges are estimated to have negatively impacted first quarter net sales by approximately $4.5 million.

•
Gross margin. For the three-month period ended April 30, 2019, gross margin was 20.0%. Gross margin for the three-month period ended April 30, 2018, was 25.3%. The year-over-year decrease in gross margin for the three-month period was primarily driven by lower sales volume, including the significant reduction in hurricane recovery film sales, and the corresponding negative operating leverage. In addition, the temporary operational challenges had an unfavorable impact to division gross margin.

•
Operating expenses. As a percentage of net sales, operating expenses were 5.6% in the current year three-month period as compared to 3.3% in the prior year comparative period. The year-over-year increase was led by higher legal expenses and a decrease in sales volume.

Aerostar
Aerostar serves the aerospace/defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric balloons and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

#24

	Three Months Ended
(dollars in thousands)	April 30, 2019	April 30, 2018	$ Change	% Change
Net sales	$12,190	$10,901	$1,289	11.8%
Gross profit	4,881	3,641	1,240	34.1%
Gross margin	40.0%	33.4%
Operating expenses	$2,885	$836	$2,049	245.1%
Operating expenses as % of sales	23.7%	7.7%
Operating income(a)	$1,996	$2,805	$(809)	(28.8)%
Operating margin	16.4%	25.7%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and three-month year-over-year changes:

•
Market conditions. Aerostar’s business consists of proprietary products and services to the aerospace/defense and commercial lighter-than-air markets. The Company does not generally model comparative market share position for its divisions, but the Company believes Aerostar has maintained its market share in the first quarter of fiscal 2020.

•
Sales volume. Net sales increased 11.8% from $10.9 million for the three-month period ended April 30, 2018, to $12.2 million for the three-month period ended April 30, 2019. This increase was driven by improved stratospheric balloon and radar sales. Deliveries on the previously announced five-year $36 million radar contract drove growth in radar sales in the first quarter.

•
Gross margin. For the three-month period, gross margin increased from 33.4% to 40.0%. The increase in profitability for the three-month period was primarily due to increased leverage on higher sales volume.

•
Operating expenses. First quarter fiscal 2020 operating expense was $2.9 million, or 23.7% of net sales, an increase from 7.7% of net sales in the first quarter of fiscal 2019. The division increased investment in research and development activities to further enhance its engineering services and flight operations capabilities.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended
(dollars in thousands)	April 30, 2019	April 30, 2018
Administrative expenses	$6,475	$10,403
Administrative expenses as a % of sales	6.6%	9.4%
Other income (expense), net	$(69)	$5,679
Effective tax rate	12.2%	18.6%

Administrative spending for the three-month period of fiscal 2020 was down $3.9 million compared to fiscal 2019. Administrative spending in the three-month period ended April 30, 2018, included an expense of $4.5 million related to a gift to South Dakota State University.

Other income (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses. There were no significant items in other income (expense), net for the three-month period in fiscal year 2020. Fiscal 2019 first quarter other income (expense), net included a $5.8 million gain on the sale of the Company's equity interest in SST.

The Company’s effective tax rates for the three-month periods ended April 30, 2019 and 2018, were 12.2% and 18.6%, respectively. The year-over-year decrease in the effective tax rate was driven primarily by favorable discrete tax items related to the settlement and vesting of equity compensation awards. Refer to Note 13 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on these impacts to the effective tax rate.

#25

OUTLOOK

Temporary conditions impacting Applied Technology and short-term operational challenges in Engineered Films held down first quarter results. While unfortunate, the Company does not believe the first quarter performance will be indicative of the performance for the rest of the year. To the contrary, at this time the Company expects growth in both sales and operating income in each division this fiscal year.

Applied Technology’s slower start to fiscal 2020 was directly related to extremely challenging spring planting conditions and the corresponding impacts this had on ag retailers. With that said, the division was able to endure these challenges and still achieve modest revenue growth through leveraging its prior year investment in Latin America and by continuing to introduce new technologies to the marketplace. Core fundamentals remain strong for Applied Technology, and the division continues to appropriately focus on innovation and international expansion to drive market share gains regardless of end-market conditions they may face.

Engineered Films faced some unfortunate short-term operational challenges during the first quarter, but these are temporary situations. The short-term impact to operational efficiency as a result of going live on a new ERP platform was expected. Overall, this implementation has been very successful and the division fully expects to return to pre-go-live efficiency soon and achieve even stronger efficiencies over time. The division expects the energy market to remain strong this year, sales from Line 15 to increase throughout the year, and for geomembrane installation revenues to remain strong.

Aerostar is capitalizing on their market-leading technology and customers are responding with positive feedback regarding the division’s service and execution. The division is investing heavily in new product innovations and advancing its flight operation capabilities, and the Company is very optimistic about the division's future business prospects. These investments have been purposeful and are indicative of the future growth potential within its core stratospheric balloon and radar product platforms. The overall profitability of the division remains healthy despite increased investment, and the Company is very pleased with the strategic direction of this division.

Overall, the Company's long-term strategy remains sound and its strong position in attractive markets, combined with research and development investments, geographic market expansion, and acquisitions, provide confidence in the Company's ability to perform well for the remainder of the year. The underlying businesses are expected to grow with strong margins, while making key investments to enable future growth. In order to meet the Company's objective of 10 percent annual earnings growth over the long term, more aggressive investments to support the three divisions will likely be needed. The Company is actively evaluating the best opportunities for this increased resource allocation in a way that builds on the success achieved in fiscal 2019, delivers strong results in fiscal 2020 and positions the Company well for the long term.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	April 30, 2019	January 31, 2019	April 30, 2018
Cash and cash equivalents	$61,370	$65,787	$51,317

#26

	Three Months Ended
(dollars in thousands)	April 30, 2019	April 30, 2018
Cash provided by operating activities	$8,762	$13,603
Cash (used in) provided by investing activities	(2,441)	3,185
Cash used in financing activities	(10,665)	(5,775)
Effect of exchange rate changes on cash and cash equivalents	(73)	(231)
Net increase (decrease) in cash and cash equivalents	$(4,417)	$10,782

Cash and cash equivalents totaled $61.4 million at April 30, 2019, a decrease of $4.4 million from $65.8 million at January 31, 2019. The comparable balance as of April 30, 2018 was $51.3 million. The sequential decrease in cash was led by an increase in net working capital requirements and share repurchase activity in the first quarter of fiscal 2020.

Operating Activities
Operating cash flow results were primarily from cash received from customers, which were offset by cash payments for inventories, services, employee compensation, and income taxes. Cash provided by operating activities was $8.8 million for the first three months of fiscal 2020 compared with $13.6 million in the first three months of fiscal 2019. The decrease in operating cash flows year-over-year was driven primarily by lower net income and an increase in net working capital requirements.

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

(dollars in thousands)	April 30, 2019	April 30, 2018
Accounts receivable, net	$67,792	$66,812
Plus: Inventories	58,042	55,162
Less: Accounts payable	16,179	14,714
Net working capital(a)	$109,655	$107,260

Annualized net sales(b)	392,712	444,516
Net working capital percentage(c)	27.9%	24.1%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Net working capital percentage deteriorated 380 basis points year-over-year in the first quarter of fiscal 2020. This year-over-year change was driven primarily by an increase in inventory and accounts receivable within the Applied Technology division.

Inventory levels increased $2.8 million, or 5.2%, year-over-year from $55.2 million at April 30, 2018, to $58.0 million at April 30, 2019. In comparison, consolidated net sales decreased $13.0 million, or 11.7%, year-over-year in the first quarter. Applied Technology's inventory increased year-over-year as the division built up inventory to support its international expansion and in preparation for the spring season in North America. However, first quarter sales in North America were less than expected due to the very challenging start to the 2019 planting season.

Accounts receivable increased $1.0 million, or 1.5%, year-over-year to $67.8 million at April 30, 2019, from $66.8 million at April 30, 2018. In comparison, consolidated net sales decreased $13.0 million, or 11.7%, year-over-year in the first quarter. Timing of invoicing and cash receipts within Applied Technology was the primary driver of the year-over-year increase in accounts receivable.

Accounts payable increased $1.5 million, or 10.0%, year-over-year from $14.7 million at April 30, 2018, to $16.2 million at April 30, 2019. The increase in accounts payable year-over-year was primarily due to timing of purchases and cash payments.

Investing Activities
Cash used by investing activities was $2.4 million for the first three months of fiscal 2020 compared with cash provided of $3.2 million in the first three months of fiscal 2019. The primary driver for the year-over-year change was $6.6 million in cash receipts

#27

in the prior year due to the sale of the Company's ownership interest in SST.

Financing Activities
Cash used for financing activities for the first three months of fiscal 2019 was up $4.9 million compared to the first three months of fiscal 2019. The increase in cash outflows included $2.3 million of share repurchases in the first quarter of fiscal 2020. There were no share repurchases in the first quarter of fiscal 2019.

Dividends per share was 13.0 cents per share in the first quarter of fiscal year 2020. Total cash outflows for dividends in the three-month periods ended April 30, 2019, and 2018, were each $4.7 million.

No borrowing or repayment occurred on the Credit Agreement during the first three months of fiscal 2020 or fiscal 2019.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of April 30, 2019 was $124.7 million. The Company expects to enter into a new credit facility prior to the Credit Agreement maturing in fiscal 2021.

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

Letters of credit (LOCs) totaling $0.3 million and $0.5 million were outstanding at April 30, 2019 and April 30, 2018, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2019, other than item discussed below.

Raven is eligible to receive earn-out payments related to the disposition of Aerostar's client private business and the Company's ownership interest in SST in fiscal 2019 if certain post-closing performance benchmarks are satisfied. The Company will recognize the earn-out payments as income in the period they are realized under the terms of the respective agreement.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Note 1 Summary of Significant Accounting Policies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC. There have been no material changes to our critical accounting policies during the three months ended April 30, 2019.

ACCOUNTING PRONOUNCEMENTS

See Note 2 Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for a summary of recent accounting pronouncements.

#28

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of finance lease obligations as of April 30, 2019 and capital leases as of January 31, 2019. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $4.1 million and $4.6 million at April 30, 2019 and January 31, 2019, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2019. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified

#29

in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting
In fiscal year 2018, the Company began a multi-year transition from its legacy enterprise resources planning (ERP) system to a new ERP system. At the start of fiscal year 2020, the Company completed the migration of its Engineered Films Division to the new ERP system. In connection with this implementation, the Company updated the processes that constitute its internal control over financial reporting, as necessary, to accommodate related changes in its business processes.

The Company believes it has maintained appropriate internal controls during its initial implementation period and will continue to evaluate, test and monitor its internal controls over financial reporting for effectiveness.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

RAVEN INDUSTRIES, INC.
PART II — OTHER INFORMATION

Item 1. Legal Proceedings:

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business; the potential costs and liability of which cannot be determined at this time. Management does not believe the ultimate outcomes of its legal proceedings are likely to be significant to its results of operations, financial position, or cash flows.

The Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive. Additional risks we currently deem to be immaterial or are unknown to us at this time also could materially affect our business, results of operations, financial condition, and/or liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer purchases of equity securities
On November 3, 2014 the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. This authorization remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

#30

(dollars in thousands, except per-share amounts)

The Company made purchases of its own equity securities during the first quarter of fiscal year 2020 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
February 1 to February 28, 2019	—	$—	$—
March 1 to March 31, 2019	60,700	37.57	2,280,420
April 1 to April 30, 2019	—	—	—
Total as of and for the fiscal quarter ended April 30, 2019	60,700	$37.57	$2,280,420	$25,678,930

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

31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 30, 2019

#32