Form 10-Q
period 2019-07-31
RAVEN INDUSTRIES INC
filed 2019-08-22
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-07982
RAVEN INDUSTRIES INC
(Exact name of registrant as specified in its charter)

SD	46-0246171
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 East 6th Street, P.O. Box 5107	Sioux Falls	,	SD	57117-5107
(Address of principal executive offices)
(605) 336-2750
(Registrant’s telephone number including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	RAVN	NASDAQ	Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 16, 2019, there were 35,927,047 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	July 31, 2019	January 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$69,131	$65,787
Accounts receivable, net	60,700	54,472
Inventories	61,311	54,076
Other current assets	8,727	8,736
Total current assets	199,869	183,071

Property, plant and equipment, net	104,654	106,615
Goodwill	50,827	50,942
Amortizable intangible assets, net	15,373	16,293
Other assets	5,789	3,324
TOTAL ASSETS	$376,512	$360,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,722	$8,272
Accrued liabilities	21,292	23,478
Other current liabilities	1,704	1,303
Total current liabilities	38,718	33,053

Other liabilities	22,816	18,235

Commitments and contingencies (see Note 12)	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,420 and 67,289, respectively	67,420	67,289
Paid-in capital	59,127	59,655
Retained earnings	298,496	285,969
Accumulated other comprehensive income (loss)	(3,884)	(3,556)
Treasury stock at cost, 31,496 and 31,332 shares, respectively	(106,183)	(100,402)
Total Raven Industries, Inc. shareholders' equity	314,976	308,955
Noncontrolling interest	2	2
Total shareholders' equity	314,978	308,957
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$376,512	$360,245

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#3

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Net sales	$98,058	$102,684	$196,236	$213,813
Cost of sales	66,720	68,076	129,832	139,207
Gross profit	31,338	34,608	66,404	74,606

Research and development expenses	7,067	6,151	14,338	11,436
Selling, general, and administrative expenses	13,701	11,828	26,375	25,010
Operating income	10,570	16,629	25,691	38,160

Other income (expense), net	383	(139)	314	5,540
Income before income taxes	10,953	16,490	26,005	43,700

Income tax expense	2,187	2,769	4,029	7,832
Net income	8,766	13,721	21,976	35,868

Net income (loss) attributable to the noncontrolling interest	—	44	—	56

Net income attributable to Raven Industries, Inc.	$8,766	$13,677	$21,976	$35,812

Net income per common share:
─ Basic	$0.24	$0.38	$0.61	$1.00
─ Diluted	$0.24	$0.38	$0.60	$0.98

Comprehensive income (loss):
Net income	$8,766	$13,721	$21,976	$35,868

Other comprehensive income (loss):
Foreign currency translation	1	(357)	(303)	(837)
Postretirement benefits, net of income tax benefit of $3, $2, $7, and $4 respectively	(13)	(6)	(25)	(12)
Other comprehensive income (loss), net of tax	(12)	(363)	(328)	(849)

Comprehensive income (loss)	8,754	13,358	21,648	35,019

Comprehensive income (loss) attributable to noncontrolling interest	—	44	—	56

Comprehensive income (loss) attributable to Raven Industries, Inc.	$8,754	$13,314	$21,648	$34,963

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#4

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended July 31, 2019
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance April 30, 2019	$67,417	$57,369	31,393	$(102,683)	$294,450	$(3,872)	$312,681	$2	$312,683
Net income	—	—	—	—	8,766	—	8,766	—	8,766
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	1	1	—	1
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $3	—	—	—	—	—	(13)	(13)		(13)
Cash dividends ($0.13 per share)	—	49	—	—	(4,720)	—	(4,671)	—	(4,671)
Shares issued on stock options exercised, net of shares withheld for employee taxes	3	(57)	—	—	—	—	(54)	—	(54)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	—	—	—	—	—	—	—	—	—
Shares repurchased	—	—	103	(3,500)	—	—	(3,500)	—	(3,500)
Share-based compensation	—	1,766	—	—	—	—	1,766	—	1,766
Balance July 31, 2019	$67,420	$59,127	31,496	$(106,183)	$298,496	$(3,884)	$314,976	$2	$314,978

	Six Months Ended July 31, 2019
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2019	$67,289	$59,655	31,332	$(100,402)	$285,969	$(3,556)	$308,955	$2	$308,957
Net income	—	—	—	—	21,976	—	21,976	—	21,976
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(303)	(303)	—	(303)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $7	—	—	—	—	—	(25)	(25)	—	(25)
Cash dividends ($0.26 per share)	—	96	—	—	(9,449)	—	(9,353)	—	(9,353)
Shares issued on stock options exercised, net of shares withheld for employee taxes	29	(750)	—	—	—	—	(721)	—	(721)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	102	(2,422)	—	—	—	—	(2,320)	—	(2,320)
Shares repurchased	—	—	164	(5,781)	—	—	(5,781)	—	(5,781)
Share-based compensation	—	2,548	—	—	—	—	2,548	—	2,548
Balance July 31, 2019	$67,420	$59,127	31,496	$(106,183)	$298,496	$(3,884)	$314,976	$2	$314,978

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#5

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended July 31, 2018
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance April 30, 2018	$67,177	$59,157	31,332	$(100,402)	$270,479	$(3,339)	$293,072	$14	$293,086
Net income	—	—	—	—	13,677	—	13,677	44	13,721
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(357)	(357)	—	(357)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	—	(6)	(6)	—	(6)
Cash dividends ($0.13 per share)	—	50	—	—	(4,718)	—	(4,668)	—	(4,668)
Shares issued on stock options exercised, net of shares withheld for employee taxes	51	(1,185)	—	—	—	—	(1,134)	—	(1,134)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	1	(27)	—	—	—	—	(26)	—	(26)
Share-based compensation	—	1,494	—	—	—	—	1,494	—	1,494
Balance July 31, 2018	$67,229	$59,489	31,332	$(100,402)	$279,438	$(3,702)	$302,052	$58	$302,110

	Six Months Ended July 31, 2018
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
Net income	—	—	—	—	35,812	—	35,812	56	35,868
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(837)	(837)	—	(837)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(12)	(12)	—	(12)
Reclassification due to ASU 2018-02 adoption	—	—	—	—	280	(280)	—	—	—
Cash dividends ($0.26 per share)	—	100	—	—	(9,426)	—	(9,326)	—	(9,326)
Shares issued on stock options exercised, net of shares withheld for employee taxes	63	(1,314)	—	—	—	—	(1,251)	—	(1,251)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	42	(721)	—	—	—	—	(679)	—	(679)
Share-based compensation	—	2,281	—	—	—	—	2,281	—	2,281
Balance July 31, 2018	$67,229	$59,489	31,332	$(100,402)	$279,438	$(3,702)	$302,052	$58	$302,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

#6

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(dollars in thousands)	July 31, 2019	July 31, 2018
OPERATING ACTIVITIES:
Net income	$21,976	$35,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,122	7,401
Change in fair value of acquisition-related contingent consideration	243	403
Gain from sale of equity method investment	—	(5,785)
Deferred income taxes	1,575	(439)
Share-based compensation expense	2,548	2,281
Other operating activities, net	1,544	(1,987)
Change in operating assets and liabilities:
Accounts receivable	(6,762)	(2,982)
Inventories	(7,326)	(792)
Other assets	107	74
Operating liabilities	4,133	4,610
Net cash provided by operating activities	26,160	38,652

INVESTING ACTIVITIES:
Capital expenditures	(3,784)	(6,853)
Proceeds from sale or maturity of investments	993	6,668
Purchases of investments	(907)	(164)
Proceeds (disbursements) from sale of assets, settlement of liabilities	—	832
Other investing activities	20	(1,971)
Net cash used in investing activities	(3,678)	(1,488)

FINANCING ACTIVITIES:
Dividends paid	(9,353)	(9,326)
Payments for common shares repurchased	(5,781)	—
Payments of acquisition-related contingent liability	(717)	(499)
Restricted stock unit issuances	(2,320)	(679)
Employee stock option exercises	(722)	(1,251)
Other financing activities	(199)	(102)
Net cash used in financing activities	(19,092)	(11,857)

Effect of exchange rate changes on cash	(46)	(403)

Net increase in cash and cash equivalents	3,344	24,904
Cash and cash equivalents at beginning of year	65,787	40,535
Cash and cash equivalents at end of period	$69,131	$65,439

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

Financial results for the interim three- and six-month period ended July 31, 2019, are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. The January 31, 2019, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

#8

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

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). The amendments in ASU 2018-13 remove, modify and add disclosures for companies required to make disclosures about recurring or nonrecurring fair value measurements under Topic 820. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The Company is currently evaluating the impact of the adoption of ASU 2018-13 to determine the impact the guidance will have on the Company's disclosures for assets and liabilities reported at fair value on a recurring or nonrecurring basis.

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

#9

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2019	January 31, 2019
Accounts receivable, net:
Trade accounts	$58,032	$53,820
Unbilled receivables	3,802	1,391
Allowance for doubtful accounts	(1,134)	(739)
	$60,700	$54,472
Inventories:
Finished goods	7,274	7,629
In process	2,481	1,103
Materials	51,556	45,344
	$61,311	$54,076
Other current assets:
Insurance policy benefit	73	336
Income tax receivable	2,837	1,045
Receivable from sale of investment	—	1,055
Prepaid expenses and other	5,817	6,300
	$8,727	$8,736
Property, plant and equipment, net:(a)
Land	$3,234	$3,234
Buildings and improvements	81,017	81,381
Machinery and equipment	158,475	155,463
Right-of-use assets - finance	873	—
Accumulated depreciation	(138,945)	(133,724)
	104,654	106,354
Property, plant and equipment subject to capital leases:
Machinery and equipment	—	510
Accumulated amortization for capitalized leases	—	(249)
	$104,654	$106,615
Other assets:
Equity investments	$1,283	$345
Right-of-use assets - operating	3,121	—
Deferred income taxes	15	16
Other	1,370	2,963
	$5,789	$3,324
Accrued liabilities:
Salaries and related	$5,453	$8,244
Benefits	4,826	4,751
Insurance obligations	1,812	1,963
Warranties	1,739	890
Income taxes	273	328
Other taxes	1,632	2,434
Acquisition-related contingent consideration	1,013	1,796
Lease liability	2,064	—
Other	2,480	3,072
	$21,292	$23,478
Other liabilities:
Postretirement benefits	$7,691	$7,678
Acquisition-related contingent consideration	2,566	2,376
Lease liability	2,301	—
Deferred income taxes	3,228	1,659
Uncertain tax positions	2,691	2,670
Other	4,339	3,852
	$22,816	$18,235
(a) The amount of assets held for sale at July 31, 2019, and January 31, 2019, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Anti-dilutive options and restricted stock units	92,974	55,810	29,976	36,384

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Numerator:
Net income attributable to Raven Industries, Inc.	$8,766	$13,677	$21,976	$35,812

Denominator:
Weighted average common shares outstanding	35,933,618	35,893,132	35,947,842	35,859,614
Weighted average fully vested stock units outstanding	128,128	102,339	116,734	95,027
Denominator for basic calculation	36,061,746	35,995,471	36,064,576	35,954,641

Weighted average common shares outstanding	35,933,618	35,893,132	35,947,842	35,859,614
Weighted average fully vested stock units outstanding	128,128	102,339	116,734	95,027
Dilutive impact of stock options and restricted stock units	184,873	429,409	260,323	455,595
Denominator for diluted calculation	36,246,619	36,424,880	36,324,899	36,410,236

Net income per share ─ basic	$0.24	$0.38	$0.61	$1.00
Net income per share ─ diluted	$0.24	$0.38	$0.60	$0.98

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

#11

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended July 31, 2019					Three Months Ended July 31, 2018
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$8,130	$—	$8,130	$—	$—	$11,199	$—	$11,199
International	—	—	15	—	15	—	—	82	—	82
Plastic Films & Sheeting
Domestic	—	54,843	—	(18)	54,825	—	54,921	—	(70)	54,851
International	—	2,673	—	—	2,673	—	3,954	—	—	3,954
Precision Agriculture Equipment
Domestic	20,374	—	—	—	20,374	23,592	—	—	—	23,592
International	6,997	—	—	—	6,997	6,770	—	—	—	6,770
Other
Domestic	—	—	4,966	—	4,966	—	—	2,221	—	2,221
International	—	—	78	—	78	—	—	15	—	15
Totals	$27,371	$57,516	$13,189	$(18)	$98,058	$30,362	$58,875	$13,517	$(70)	$102,684

	Six Months Ended July 31, 2019					Six Months Ended July 31, 2018
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$15,159	$—	$15,159	$—	$—	$17,747	$—	$17,747
International	—	—	49	—	49	—	—	536	—	536
Plastic Films & Sheeting
Domestic	—	96,605	—	(47)	96,558	—	110,218	—	(264)	109,954
International	—	5,203	—	—	5,203	—	8,649	—	—	8,649
Precision Agriculture Equipment
Domestic	49,958	—	—	—	49,958	53,117	—	—	—	53,117
International	19,138	—	—	—	19,138	17,675	—	—	—	17,675
Other
Domestic	—	—	10,088	—	10,088	—	—	6,120	—	6,120
International	—	—	83	—	83	—	—	15	—	15
Totals	$69,096	$101,808	$25,379	$(47)	$196,236	$70,792	$118,867	$24,418	$(264)	$213,813
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

#12

(dollars in thousands, except per-share amounts)

During the six months ended July 31, 2019, the Company’s contract assets and liabilities increased by $2,362 and $401, respectively. The increase was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	July 31, 2019	January 31, 2019	$ Change	% Change
Contract assets	$4,389	$2,027	$2,362	116.5%

Contract liabilities	$1,704	$1,303	$401	30.8%

Remaining Performance Obligations
As of July 31, 2019, the Company did not have any remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the three- and six-month period ending July 31, 2019, were not material.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2020
There were no significant business acquisitions and divestitures or purchases of technologies in the three- and six-month period ended July 31, 2019.

Fiscal year 2019
On January 1, 2019, the Company completed the acquisition of substantially all of the assets ("AgSync Acquisition") of AgSync Inc. ("AgSync"), an Indiana corporation, headquartered in Wakarusa, Indiana. This acquisition is aligned under the Company’s Applied Technology Division and is expected to enhance its Slingshot® platform by delivering a more seamless logistics solution for ag retailers, aerial applicators, custom applicators and enterprise farms. The AgSync Acquisition constitutes a business and, as such, was accounted for as a business combination; however, the business combination was not significant enough to warrant pro-forma financial information.

The purchase price was approximately $9,700, which included potential earn-out payments with an estimated fair value of $2,052. The earn-out is contingent upon achieving certain revenue milestones. The purchase price of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is reflected as goodwill, which is fully tax deductible. The Company completed the valuation and the purchase price allocation during the first quarter of fiscal 2020. This resulted in an adjustment in the fiscal 2020 first quarter. This increased the purchase price and the estimated fair value of the contingent earn-out payments by approximately $300. The goodwill and identifiable intangible assets recorded as part of the purchase price allocation at July 31, 2019, were $4,526 and $5,700, respectively.

During the first quarter of fiscal 2019, Aerostar sold its client private business for $832, which resulted in an immaterial gain in the three-months ended April 30, 2018. In fiscal 2018, Aerostar actively marketed the sale of its client private business and as such, classified it as held for sale.

In the first quarter of fiscal 2019, the Company sold its ownership interest of approximately 22% in Site-Specific Technology Development Group, Inc. (SST) with a carrying value of $1,937. This investment was being accounted for as an equity method investment. Raven received $6,556 in cash at closing which was reported as "Proceeds from sale or maturity of investments" in the Consolidated Statements of Cash Flows. The Company recognized a gain on the sale of $5,785 for the three-months ended April 30, 2018. The gain was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. The gain included a fifteen percent hold-back provision held in an escrow account which was received in the second quarter of fiscal 2020.

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to the acquisition of AgSync in fiscal 2019 as well as prior acquisitions of Colorado Lining International, Inc. (CLI) in fiscal 2018; Raven Europe B.V. (Raven Europe), formerly named SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG), in fiscal 2015; and Aerostar Technical Solutions, Inc. (ATS), formerly named Vista Research, Inc. (Vista), completed in fiscal 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows

#13

(dollars in thousands, except per-share amounts)

requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Beginning balance	$3,956	$2,903	$4,172	$3,046
Fair value of contingent consideration acquired	—	—	310	—
Change in fair value of the liability	149	251	243	403
Contingent consideration earn-out paid	(526)	(204)	(1,146)	(499)
Ending balance	$3,579	$2,950	$3,579	$2,950

Classification of liability in the consolidated balance sheet
Accrued liabilities	$1,013	$1,709	$1,013	$1,709
Other liabilities, long-term	2,566	1,241	2,566	1,241
Balance at July 31	$3,579	$2,950	$3,579	$2,950

For the AgSync Acquisition, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of July 31, 2019.

In the acquisition of CLI, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenue milestones and operational synergies. To date, the Company has paid a total of $667 of this potential earn-out liability.

In connection with the acquisition of Raven Europe, the Company entered into a contingent earn-out agreement, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date, contingent upon achieving certain revenue milestones. To date, the Company has paid a total of $2,090 of this potential earn-out liability.

Related to the acquisition of ATS in 2012, the Company was committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date. The Company made the final payment in the first quarter of fiscal 2020 and has no further contingent obligations related to acquisition of ATS.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three- and six-month periods ending July 31, 2019 and 2018, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2019	$17,076	$33,232	$634	$50,942
Changes due to business combinations	(33)	—	—	(33)
Foreign currency translation adjustment	(82)	—	—	(82)
Balance at July 31, 2019	$16,961	$33,232	$634	$50,827

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

#14

(dollars in thousands, except per-share amounts)

asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

When performing long-lived asset testing, the fair values of assets are determined based on valuation techniques using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value of the asset.

Fiscal 2020 and 2019
The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	July 31, 2019			January 31, 2019
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,172	$(7,463)	$1,709	$9,203	$(7,216)	$1,987
Customer relationships	16,072	(6,188)	9,884	15,791	(5,508)	10,283
Patents and other intangibles	5,942	(2,162)	3,780	5,908	(1,885)	4,023
Total	$31,186	$(15,813)	$15,373	$30,902	$(14,609)	$16,293

There were no long-lived asset impairment losses reported in the three- and six-month period ending July 31, 2019 and 2018, respectively.

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Service cost	$7	$7	$14	$14
Interest cost	84	79	167	158
Amortization of actuarial losses	24	32	48	64
Amortization of unrecognized gains in prior service cost	(40)	(40)	(80)	(80)
Net periodic benefit cost	$75	$78	$149	$156

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

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Beginning balance	$1,391	$1,097	$890	$1,163
Change in provision	1,032	329	1,854	486
Settlements made	(684)	(289)	(1,005)	(512)
Ending balance	$1,739	$1,137	$1,739	$1,137

#15

(dollars in thousands, except per-share amounts)

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

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	July 31, 2019	January 31, 2019
Unamortized debt issuance costs(a)	$78	$132
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

Letters of credit (LOC) issued and outstanding were as follows:

	July 31, 2019	January 31, 2019
Letters of credit outstanding(a)	$314	$514
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2019, was $124,736.

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

#16

(dollars in thousands, except per-share amounts)

Components of Company lease costs, including operating, finance, and short-term leases are included in the table below. Depreciation of right-of-use assets, operating leases cost, and short-term lease costs are reported in net income as "Cost of sales," "Research and development expenses," or "Selling, general, and administrative expenses," depending on what business function the asset primarily supports. Interest on lease liabilities are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Lease Costs:
Finance Leases
Depreciation of right-of-use assets	$104	$199
Interest on lease liabilities	6	11
Total finance lease cost	$110	$210

Operating Leases
Operating lease cost	$362	$722
Short-term lease cost	101	206
Total operating lease cost	$463	$928
Total finance and operating lease cost	$573	$1,138

Supplemental unaudited balance sheet information related to operating and finance leases include:

July 31, 2019
Operating Leases
Operating lease right-of-use assets	$3,121

Current lease liability	$1,721
Non-current lease liability	1,951
Total operating lease liabilities	$3,672

Finance Leases
Property, plant and equipment, at cost	$873
Accumulated depreciation	(180)
Property, plant and equipment, net	$693

Current lease liability	$343
Non-current lease liability	350
Total finance lease liabilities	$693

Weighted average remaining lease terms and discount rates include:

July 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	3 years
Finance leases	2 years
Weighted Average Discount Rate:
Operating leases	3.5%
Finance leases	3.5%

#17

(dollars in thousands, except per-share amounts)

Supplemental unaudited cash flow information related to operating and finance leases include:

	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$362	$722
Operating cash flows from finance leases	6	11
Financing cash flows from finance leases	104	199

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$208	$398
Operating leases	—	—

Future operating and finance lease obligations that have not yet commenced as of July 31, 2019, were immaterial and excluded from the lease liability schedule below accordingly.

	July 31, 2019
	Operating Leases	Finance Leases
Remainder of Fiscal 2020	$902	$215
Fiscal 2021	1,850	243
Fiscal 2022	680	160
Fiscal 2023	316	84
Fiscal 2024	98	21
Thereafter	—	—
Total lease payments	$3,846	$723
Less imputed interest	(174)	(30)
Total lease liabilities	$3,672	$693

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

#18

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

The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018, and a liability had been incurred. As such, $4,503 of selling, general, and administrative expense was recognized in the three-month period ending April 30, 2018, with interest expense to be recognized in periods thereafter. The fair value of this contingency at July 31, 2019, was $3,261 (measured based on the present value of the expected future cash outflows), of which $704 was classified as "Accrued liabilities" and $2,557 was classified as "Other liabilities." As of July 31, 2019, the Company has made payments related to the commitment totaling $1,430.

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

(13) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate, primarily due to state and local taxes, research and development tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Effective tax rate	20.0%	16.8%	15.5%	17.9%

Timing of discrete items related to the vesting or settlement of equity awards was the primary driver of the year-over-year changes in the effective tax rate for the three- and six-month periods ended July 31, 2019. The Company’s effective tax rates, excluding discrete items, in the three-month periods ended July 31, 2019, and 2018, were 19.1 percent and 19.5 percent, respectively. The Company’s effective tax rates, excluding discrete items, in the six-month periods ended July 31, 2019, and 2018, were 19.6 percent and 19.5 percent, respectively.

The Company recognized a discrete tax benefit related to the vesting or settlement of equity awards as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Discrete tax benefit	$22	$471	$1,190	$714

The Company operates both domestically and internationally. As of July 31, 2019, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

#19

(dollars in thousands, except per-share amounts)

(14) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Dividends paid(a)	$4,671	$4,668	$9,353	$9,326

Dividends paid per share (in cents per share)(a)	13.0	13.0	26.0	26.0
(a)There were no declared and unpaid shareholder dividends at July 31, 2019 or 2018.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

Pursuant to these authorizations, the Company repurchased 102,477 shares for $3,500 in the three-month period ended July 31, 2019. The Company repurchased 163,177 shares for $5,781 in the six-month period ended July 31, 2019. There were no shares repurchased in the three- and six-month periods ended July 31, 2018. There were no share repurchases unpaid at July 31, 2019, or July 31, 2018. The remaining dollar value authorized for share repurchases at July 31, 2019, is $22,179.

(15) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Cost of sales	$99	$103	$175	$183
Research and development expenses	46	36	81	67
Selling, general, and administrative expenses	1,621	1,355	2,292	2,031
Total stock-based compensation expense	$1,766	$1,494	$2,548	$2,281

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

#20

(dollars in thousands, except per-share amounts)

Business segment financial performance and other information is as follows:

	Three Months Ended		Six Months Ended
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Net sales
Applied Technology	$27,371	$30,362	$69,096	$70,792
Engineered Films(a)	57,516	58,875	101,808	118,867
Aerostar	13,189	13,517	25,379	24,418
Intersegment eliminations(b)	(18)	(70)	(47)	(264)
Consolidated net sales	$98,058	$102,684	$196,236	$213,813

Operating income(c)
Applied Technology	$4,849	$8,788	$18,085	$24,736
Engineered Films	10,150	10,806	16,513	24,002
Aerostar	2,943	3,835	4,939	6,640
Intersegment eliminations	1	19	2	4
Total reportable segment income	17,943	23,448	39,539	55,382
General and administrative expenses(c)	(7,373)	(6,819)	(13,848)	(17,222)
Consolidated operating income	$10,570	$16,629	$25,691	$38,160

(a) Hurricane recovery film sales were $823 and $8,919 for the six-month periods ended July 31, 2019 and 2018. Hurricane recovery film sales were not significant in the three-month periods ended July 31, 2019 and 2018, respectively.
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

(17) SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of this Quarterly Report on Form 10-Q and concluded that no subsequent events have occurred other than event disclosed above that would require recognition or disclosure in the Notes to the Consolidated Financial Statements.

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

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, aerospace/defense and commercial lighter-than-air markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Segment information is reported consistent with the Company's

#21

management reporting structure.

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

The following discussion highlights the consolidated operating results for the three- and six-month periods ended July 31, 2019 and 2018. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2019	July 31, 2018	% Change	July 31, 2019	July 31, 2018	% Change
Net sales	$98,058	$102,684	(4.5)%	$196,236	$213,813	(8.2)%
Gross profit	31,338	34,608	(9.4)%	66,404	74,606	(11.0)%
Gross margin (a)	32.0%	33.7%		33.8%	34.9%
Operating income	$10,570	$16,629	(36.4)%	$25,691	$38,160	(32.7)%
Operating margin (a)	10.8%	16.2%		13.1%	17.8%
Other income (expense), net	$383	$(139)		$314	$5,540
Net income attributable to Raven Industries, Inc.	$8,766	$13,677	(35.9)%	$21,976	$35,812	(38.6)%
Diluted earnings per share	$0.24	$0.38		$0.60	$0.98

Cash flow from operating activities	$17,398	$25,049	(30.5)%	$26,160	$38,652	(32.3)%
Cash outflow for capital expenditures	$(2,214)	$(2,689)	(17.7)%	$(3,784)	$(6,853)	(44.8)%
Cash dividends	$(4,671)	$(4,668)	0.1%	$(9,353)	$(9,326)	0.3%
Common share repurchases	$(3,500)	$—		$(5,781)	$—

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Consolidated Results
For the fiscal 2020 second quarter, net sales were $98.1 million, down $4.6 million, or 4.5%, from $102.7 million in last year’s second quarter. Each division experienced a year-over-year decline, but the majority of the decrease in net sales was driven primarily by Applied Technology. Applied Technology's ag market conditions deteriorated significantly compared to the division's expectations at the beginning of the second quarter. Abnormal wet weather in the U.S. caused challenging field conditions which negatively impacted planting and application activities in the field and drove reductions in customer demand.

The Company's operating income for the second quarter of fiscal 2020 was $10.6 million, down $6.1 million, or 36.4%, compared

#22

to the second quarter of fiscal 2019. The year-over-year decline was primarily driven by negative operating leverage as a result of lower sales volume. Operating income also reflected increased investment in research and development activities in both the Applied Technology and Aerostar divisions.

Net income for the second quarter of fiscal 2020 was $8.8 million, or $0.24 per diluted share, compared to net income of $13.7 million, or $0.38 per diluted share, in the prior year comparative period. The Company's effective tax rate, excluding discrete items, was consistent with the second quarter of last year at approximately 19 percent. The prior year's second quarter net income benefited from approximately $0.5 million of favorable discrete tax items that did not reoccur in the second quarter of fiscal 2020.

For the six-month period ended July 31, 2019, net sales were $196.2 million compared to $213.8 million, down 8.2% versus the prior year comparative period. Engineered Films was the primary driver for the year-over-year decrease in net sales due to its $8.1 million decrease in hurricane recovery film sales and end-market challenges in the industrial and geomembrane markets.

The Company's operating income was $25.7 million, down 32.7% from the prior year six-month period. The year-over-year decrease was primarily due to negative operating leverage as a result of lower sales volume. Operating income also included increased investment in research and development activities in both Applied Technology and Aerostar compared to the first six months of the prior year.

Net income for the first six months of fiscal 2020 was $22.0 million, or $0.60 per diluted share, compared to net income of $35.8 million, or $0.98 per diluted share, in the prior year comparative period. Results for the six-month period ended July 31, 2018, on a pre-tax basis included a non-operating gain on the sale of the Company's ownership interest in SST of $5.8 million ($4.6 million after-tax, or $0.13 per diluted share) and an expense associated with the previously announced gift to South Dakota State University of $4.5 million ($3.6 million after-tax, or $0.10 per diluted share). Year-to-date net income benefited from an increase in favorable discrete tax items of $0.5 million compared to the prior year, which reduced the Company's effective tax rate by 2 percentage points.

Applied Technology Division Results
Applied Technology's net sales in the second quarter of fiscal 2020 were $27.4 million, down $3.0 million from last year's second quarter. Geographically, international sales were up 3.4% year-over-year, but domestic sales were down $3.2 million, or 13.6%, year-over-year. International sales growth was driven primarily by strong growth in Latin America as a result of the division's investment into the region and strong OEM relationships. Challenging field conditions in the U.S. led to lower levels of field application activities by ag retailers and extended OEM plant shutdowns, which primarily caused the decrease in domestic sales.

Operating income for Applied Technology was $4.8 million, down $4.0 million or 44.8% compared to $8.8 million in the second quarter of fiscal 2019. Lower sales volume and corresponding negative operating leverage primarily drove the decrease in operating income. Operating income also included increased investment in research and development activities compared to the prior year. Part of the year-over-year increase included investments in selling and research and development related to AgSync, acquired in January of 2019.

Net sales for Applied Technology in the first six months of fiscal 2020 were $69.1 million, down 2.4% compared to the first six months of fiscal 2019. Geographically, international sales were up 8.3% year-over-year and domestic sales were down 5.9% year-over-year. International sales growth was driven primarily by strong growth in Latin America as a result of the division's investment into the region and strong OEM relationships. Challenging field conditions in the U.S. led to lower levels of field application activities by ag retailers and extended OEM plant shutdowns, which caused the decrease in domestic sales.

Operating income for the first six months of fiscal 2020 was $18.1 million, down 26.9% compared to the first six months of fiscal 2019. Operating income includes increased investment in research and development activities compared to the prior year comparative period. The increased investment in research and development activities included incremental investments related to the acquisition of AgSync. Prior year operating income also included favorable legal recoveries that did not reoccur in the first six months of fiscal 2020.

Engineered Films Division Results
Engineered Films’ fiscal 2020 second quarter net sales were $57.5 million, a decrease of $1.4 million, or 2.3%, compared to fiscal 2019 second quarter net sales of $58.9 million. The division experienced end-market challenges during the second quarter in the geomembrane market as well as lower than anticipated customer demand in the industrial market. These challenges were partially offset as the division caught up on the fulfillment of sales orders that were delayed from the first quarter due to the implementation of the new enterprise resource planning (ERP) platform.

Operating income for Engineered Films in the second quarter of fiscal 2020 decreased 6.1% to $10.2 million as compared to $10.8

#23

million in the prior year second quarter. Operating inefficiencies experienced in the first quarter of fiscal 2020 from the implementation of the Company's new ERP platform were largely resolved in the second quarter; however, higher operating expenses had an unfavorable impact to the division's operating income. The division expects to generate additional efficiency gains as it grows and matures in its use of the new system.

Net sales for Engineered Films in the first six months of fiscal 2020 were $101.8 million, a decrease of $17.1 million, or 14.4%, compared to the year-to-date six-month period of fiscal 2019. Hurricane recovery film sales were down $8.1 million in the first six-months of fiscal 2020 compared to the prior year. The division also experienced end-market challenges in the geomembrane market as well as lower than anticipated customer demand in the industrial market.

Operating income for the first six months of fiscal 2020 decreased 31.2% to $16.5 million as compared to $24.0 million in the prior year comparative period. The year-over-year decrease in operating income was driven primarily by negative operating leverage on lower sales volume.

Aerostar Division Results
Aerostar net sales in the second quarter of fiscal 2020 were $13.2 million, a decrease of $0.3 million, or 2.4%, compared to fiscal 2019 second quarter net sales of $13.5 million. The division achieved year-over-year growth in its core stratospheric balloon and radar product lines; however, aerostat sales declined $3.8 million versus the prior year's second quarter and drove the year-over-year decline in division net sales.

Operating income for Aerostar in the second quarter of fiscal 2020 was $2.9 million compared to $3.8 million in the second quarter of last year. The decrease was driven primarily by reduced aerostat sales that generated above division average margins. In addition, the division increased investment in research and development and selling expenses to focus on advancing its engineering services and flight operations capabilities and to support a consistent cadence of fulfilling future contracts.

Net sales for Aerostar in the first six months of fiscal 2020 were $25.4 million, an increase of $1.0 million, or 3.9%, compared to the first six months of fiscal 2019. Strong growth in the division's core stratospheric balloon and radar sales drove the year-over-year increase.

Operating income for the six-month year-to-date period of fiscal 2020 was $4.9 million compared to operating income of $6.6 million in the prior year comparative period. Despite the increase in net sales, operating income decreased due to increased investment in research and development and selling expenses to focus on advancing its engineering services and flight operations capabilities and to support a consistent cadence of fulfilling future contracts.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2019	July 31, 2018	$ Change	% Change	July 31, 2019	July 31, 2018	$ Change	% Change
Net sales	$27,371	$30,362	$(2,991)	(9.9)%	$69,096	$70,792	$(1,696)	(2.4)%
Gross profit	12,997	15,815	(2,818)	(17.8)%	34,334	37,001	(2,667)	(7.2)%
Gross margin	47.5%	52.1%			49.7%	52.3%
Operating expenses	$8,148	$7,027	$1,121	16.0%	$16,249	$12,265	$3,984	32.5%
Operating expenses as % of sales	29.8%	23.1%			23.5%	17.3%
Operating income(a)	$4,849	$8,788	$(3,939)	(44.8)%	$18,085	$24,736	$(6,651)	(26.9)%
Operating margin	17.7%	28.9%			26.2%	34.9%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•	Market conditions. Market conditions in the ag market deteriorated significantly compared to the division's expectations

#24

at the beginning of the second quarter. Abnormal wet weather in the U.S. caused challenging field conditions which negatively impacted planting and application activities in the field and drove reductions in customer demand. Given the challenges being faced, several key OEMs responded with plant shutdowns in order to recalibrate production levels to align with a lower forecast of new machine sales. This temporarily halted sprayer unit production. As a result, Applied Technology's OEM and aftermarket demand in the first half of fiscal 2020 experienced a significant decline. The Company does not generally model comparative market share position for its divisions, but the Company believes Applied Technology maintained its market share in the second quarter of fiscal 2020.

•
Sales volume and selling prices. Second quarter fiscal 2020 net sales decreased $3.0 million or 9.9%, to $27.4 million compared to $30.4 million in the prior year. Year-to-date sales decreased 2.4% to $69.1 million compared to $70.8 million in the prior year. Lower sales volume of both new and existing products, rather than a change in selling price, was the primary driver of this decrease. Geographically in the second quarter, international sales were up 3.4% year-over-year, and domestic sales were down 13.6% year-over-year. For the six-month period, international sales totaled $19.1 million, an increase of 8.3% from prior year. International sales growth for both periods was driven primarily by significant growth in Latin America as a result of the division's investment into the region and strong OEM relationships. Longer than expected OEM plant shutdowns and limited application activities by ag retailers drove a decline in sales domestically.

•
International sales. For the second quarter of fiscal 2020, international sales totaled $7.0 million, up 3.4% from $6.8 million in the prior year comparative period. International sales represented 25.6% of segment revenue compared to 22.3% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $19.1 million, an increase of $1.5 million from a year ago. Year-to-date international sales represented 27.7% of segment sales compared to 25.0% in the prior year comparative period. The year-to-date increase in international sales was driven primarily by significant growth in Latin America as a result of the division's investment into the region. The division's commitment to increase its Latin America presence and introduce its market-leading technologies to one of the world's largest ag economies is expected to be a strong contributor to the division's future growth.

•
Gross margin. Gross margin decreased from 52.1% in the prior year second quarter to 47.5% in the second quarter of fiscal 2020. Year-to-date fiscal 2020 gross margin decreased from 52.3% to 49.7% compared to the prior year comparative period. The year-over-year decrease in profitability for the three- and six-month periods was driven primarily by lower sales volume and a corresponding reduction in operating leverage.

•
Operating expenses. Fiscal 2020 second quarter operating expenses as a percentage of net sales was 29.8%, up from 23.1% in the prior year comparative period. Year-to-date operating expense as a percentage of net sales were up from 17.3% to 23.5%. The year-over-year increase in operating expenses for the three- and six-month periods was driven primarily by incremental investments in selling and research and development activities to accelerate the integration and growth of the recently acquired AgSync. Incremental investments are increasing the speed of product integration and adoption into the marketplace. Additionally, prior year operating expenses benefited from favorable legal recoveries which did not repeat in fiscal 2020.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2019	July 31, 2018	$ Change	% Change	July 31, 2019	July 31, 2018	$ Change	% Change
Net sales	$57,516	$58,875	$(1,359)	(2.3)%	$101,808	$118,867	$(17,059)	(14.4)%
Gross profit	12,697	12,756	(59)	(0.5)%	21,544	27,942	(6,398)	(22.9)%
Gross margin	22.1%	21.7%			21.2%	23.5%
Operating expenses	$2,547	$1,950	$597	30.6%	$5,031	$3,940	$1,091	27.7%
Operating expenses as % of sales	4.4%	3.3%			4.9%	3.3%
Operating income(a)	$10,150	$10,806	$(656)	(6.1)%	$16,513	$24,002	$(7,489)	(31.2)%
Operating margin	17.6%	18.4%			16.2%	20.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. The energy market in the second quarter experienced slower demand compared to prior year's second quarter as West Texas Intermediate (WTI) oil prices and Permian Basin rig counts decreased 17 percent and 6 percent year-over-year, respectively. The Company expects energy market related demand for Engineered Films to follow Permian

#25

Basin rig counts in the second half of the year.

•
Sales volume and selling prices. Second quarter net sales were $57.5 million, a decrease of $1.4 million, or 2.3%, compared to fiscal 2019 second quarter net sales of $58.9 million. First half fiscal 2020 net sales were down $17.1 million, or 14.4%, to $101.8 million compared to $118.9 million in the first half of fiscal 2019. A year-over-year decrease in sales volume, as opposed to a decrease in selling price, was the primary driver for the decline in net sales. Sales volume, measured in pounds sold, decreased approximately 3% and 11% year-over-year for the three- and six-month periods ending July 31, 2019, respectively. Included in prior year's first half net sales was $8.9 million of hurricane recovery film sales. Hurricane recovery film sales in the first half of fiscal 2020 was approximately $0.8 million. The division also experienced end-market challenges during the three- and six-month period in the geomembrane market as well as lower than anticipated customer demand in the industrial market.

•
Gross margin. For the three-month period ending July 31, 2019 and 2018, gross margin was relatively flat at 22.1% and 21.7%, respectively. For the six-month period ending July 31, 2019 and 2018, gross margin was 21.2% and 23.5%, respectively. The year-over-year decrease in gross margin was driven by lower sales volume including the significant reduction in hurricane recovery film sales and corresponding negative operating leverage.

•
Operating expenses. As a percentage of net sales, operating expenses were 4.4% in the current year three-month period as compared to 3.3% in the prior year comparative period. Year-to-date operating expenses were 4.9% as a percentage of net sales as compared to 3.3% in the prior year comparative period. The year-over-year increase was driven primarily by higher legal expenses in both the three- and six-month periods.

Aerostar
Aerostar serves the aerospace/defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric balloons and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2019	July 31, 2018	$ Change	% Change	July 31, 2019	July 31, 2018	$ Change	% Change
Net sales	$13,189	$13,517	$(328)	(2.4)%	$25,379	$24,418	$961	3.9%
Gross profit	5,643	6,018	(375)	(6.2)%	10,524	9,659	865	9.0%
Gross margin	42.8%	44.5%			41.5%	39.6%
Operating expenses	$2,700	$2,183	$517	23.7%	$5,585	$3,019	$2,566	85.0%
Operating expenses as % of sales	20.5%	16.2%			22.0%	12.4%
Operating income(a)	$2,943	$3,835	$(892)	(23.3)%	$4,939	$6,640	$(1,701)	(25.6)%
Operating margin	22.3%	28.4%			19.5%	27.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•
Market conditions. Aerostar’s business consists of proprietary products and services to the aerospace/defense and commercial lighter-than-air markets. These markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not generally model comparative market share position for its divisions, but the Company believes Aerostar has maintained its market share in the second quarter and first half of fiscal 2020.

•
Sales volume. Net sales decreased 2.4% from $13.5 million for the three-month period ended July 31, 2018, to $13.2 million for the three-month period ended July 31, 2019. Year-to-date sales were $25.4 million, up $1.0 million year-over-year, or 3.9%. Prior year net sales for the three- and six-month periods included aerostat sales of $3.8 million and $4.8 million, respectively. Although aerostat sales were immaterial in fiscal 2020, the division was able to drive significant increases in radar and stratospheric balloon sales. Aerostat sales vary significantly from year-to-year as customer demand tends to be inherently inconsistent. The division's aerostat product line is very competitive and can generate above division average margins. The division will continue to supply aerostats as demand requires.

•
Gross margin. For the three-month period, gross margin decreased from 44.5% to 42.8% due to unfavorable sales mix. For the six-month period, gross margin increased for the current year from 39.6% to 41.5% due to favorable sales mix.

•
Operating expenses. Second quarter fiscal 2020 operating expense was $2.7 million, or 20.5% of net sales, an increase from 16.2% of net sales in the second quarter of fiscal 2019. Year-to-date operating expense as a percentage of net sales was 22.0%, up from 12.4% in the prior year. The division increased operating expenses during the first half of fiscal 2020 to focus on advancing its engineering services and flight operations capabilities and to support a consistent cadence of

#26

fulfilling future contracts. The division has significantly increased its balloon launches during the three- and six-month periods of fiscal 2020 compared to fiscal 2019.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Administrative expenses	$7,373	$6,819	$13,848	$17,222
Administrative expenses as a % of sales	7.5%	6.6%	7.1%	8.1%
Other income (expense), net	$383	$(139)	$314	$5,540
Effective tax rate	20.0%	16.8%	15.5%	17.9%

Administrative spending for the three-month period of fiscal 2020 was up $0.6 million compared to fiscal 2019 driven primarily by merger and acquisition (M&A) related activities. Administrative spending for the six-month period of fiscal 2020 was down $3.4 million compared to fiscal 2019 as prior year's spending included an expense of $4.5 million related to a gift to South Dakota State University.

Other income (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses. There were no significant items in other income (expense), net for the three- and six-month periods in fiscal year 2020. Fiscal 2019 other income (expense), net for the six-month period included a $5.8 million gain on the sale of the Company's equity interest in SST.

The Company’s effective tax rates for the three-month periods ended July 31, 2019 and 2018, were 20.0% and 16.8%, respectively. The Company’s effective tax rates for the six-month periods ended July 31, 2019 and 2018, were15.5% and 17.9%, respectively. The year-over-year change in the effective tax rate for the three- and six-month period was primarily due to the timing of discrete tax items related to the settlement and vesting of equity compensation awards. Refer to Note 13 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on these impacts to the effective tax rate.

OUTLOOK

End-market conditions impacting our Applied Technology division during the second quarter were significantly more challenging than expected. Because of this and other challenges experienced in the first half of fiscal 2020, we have updated our previous expectations of achieving year-over-year growth in both sales and division profit for the full-year in each division. These updates are outlined by division below.

Applied Technology experienced challenging conditions in the first half of fiscal 2020 that were far worse than we expected three months ago. These market conditions resulted in a 10 percent decline in sales during the second quarter. As we begin the second half of the year, we expect OEM machine production rates to improve relative to the first half of fiscal 2020, and market share gains from new product growth, international expansion and continued success with recently-acquired AgSync to help offset the challenging U.S. end-market conditions. At this time, we expect the division’s fiscal 2020 second half sales and division profit to exceed the prior year’s second half results. Additionally, we believe our strong OEM relationships and best-in-class technology have positioned us for significant growth and success over the long term.

Engineered Films also had end-market challenges in the first half of fiscal 2020 primarily due to weakness in the Industrial and Geomembrane markets. In addition, the division experienced difficult year-over-year comparisons due to prior year hurricane recovery film sales. However, the division is well positioned to capitalize on the investments it has made over the past two years, and we expect year-over-year sales growth in the second half of this year.

Aerostar continues to achieve new milestones and lead the industry with its stratospheric balloon capabilities. The division showed strength in its core markets during the first half of the year and invested more aggressively in research and development to support long-term growth opportunities. We are excited about the division's future as it continues to invest in both its product and technical service offerings.

While the Company experienced unexpected near-term challenges in the second quarter, the fundamentals of the Company remain very strong and we continue to improve our competitive positioning in each of our operating divisions. We will continue to invest

#27

for the long term through research and development to drive new product innovation, capital equipment to improve and augment our unique production capabilities, and the pursuit and closure of additional strategic acquisitions.

While we will not achieve the growth in sales and division profit in every division this fiscal year as we previously expected, we do expect a stronger second half sales performance for each division, relative to the prior year.

More importantly, we firmly believe we are much better positioned today to face end-market challenges due to the investment discipline we maintained during the previous end-market challenges we experienced. Our disciplined approach to continual investment is supported by the confidence we have in our ability to improve our market-leading positions and drive long-term growth.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	July 31, 2019	January 31, 2019	July 31, 2018
Cash and cash equivalents	$69,131	$65,787	$65,439

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
Cash provided by operating activities	$17,398	$25,049	$26,160	$38,652
Cash used in investing activities	(1,237)	(4,673)	(3,678)	(1,488)
Cash used in financing activities	(8,427)	(6,082)	(19,092)	(11,857)
Effect of exchange rate changes on cash and cash equivalents	27	(172)	(46)	(403)
Net increase (decrease) in cash and cash equivalents	$7,761	$14,122	$3,344	$24,904

Cash and cash equivalents totaled $69.1 million at July 31, 2019, an increase of $3.3 million from $65.8 million at January 31, 2019. The comparable balance as of July 31, 2018 was $65.4 million. The sequential increase in cash was led by the collection of accounts receivable.

Operating Activities
Cash provided by operating activities was primarily from cash received from customers, which were offset by cash payments for inventories, services, employee compensation, and income taxes. Cash provided by operating activities was $26.2 million for the first six months of fiscal 2020 compared with $38.7 million in the first six months of fiscal 2019. The decrease in operating cash flows year-over-year was driven primarily by lower net income and an increase in net working capital requirements.

#28

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

(dollars in thousands)	July 31, 2019	July 31, 2018
Accounts receivable, net	$60,700	$61,348
Plus: Inventories	61,311	55,993
Less: Accounts payable	15,722	14,882
Net working capital(a)	$106,289	$102,459

Annualized net sales(b)	392,232	410,736
Net working capital percentage(c)	27.1%	24.9%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Net working capital percentage deteriorated 220 basis points year-over-year in the second quarter of fiscal 2020. The increase in net working capital was led by an increase in inventory within Engineered Films and Applied Technology. Both divisions expected higher sales demand in the second quarter and prepared inventory levels to meet those expectations.

Inventory levels increased $5.3 million, or 9.5%, year-over-year from $56.0 million at July 31, 2018, to $61.3 million at July 31, 2019. In comparison, consolidated net sales decreased $4.6 million, or 4.5%, year-over-year in the second quarter. The increase in inventory was driven by Engineered Films and Applied Technology as each division expected higher sales demand in the second quarter and prepared inventory levels to meet those expectations.

Accounts receivable decreased $0.6 million or 1.1%, year-over-year to $60.7 million at July 31, 2019, from $61.3 million at July 31, 2018. In comparison, consolidated net sales decreased $4.6 million, or 4.5%, year-over-year in the second quarter. Lower sales volume and the timing of cash receipts were the primary drivers of the year-over-year decrease in accounts receivable.

Accounts payable increased $0.8 million, or 5.6%, year-over-year from $14.9 million at July 31, 2018, to $15.7 million at July 31, 2019. The increase in accounts payable year-over-year was primarily due to timing of purchases and cash payments.

Investing Activities
Cash used by investing activities was $3.7 million for the first six months of fiscal 2020 compared with cash used of $1.5 million in the first six months of fiscal 2019. The primary driver for the year-over-year change was cash receipts of $6.6 million from the sale of the Company's ownership interest in SST in the prior year. Capital expenditure spending was down $3.1 million compared to the prior year six-month period primarily due to prior year investments related to Engineered Films' new extrusion line (Line 15).

Financing Activities
Cash used for financing activities for the first six months of fiscal 2020 was up $7.2 million compared to the first six months of fiscal 2019. The increase in cash outflows included $5.8 million of share repurchases in the first six months of fiscal 2020. There were no share repurchases in the first six months of fiscal 2019. Dividends per share for the first six months of fiscal 2020 and 2019 were consistent at 26.0 cents per share. Total cash outflows for dividends in the six-month periods ended July 31, 2019, and 2018, were $9.4 million and $9.3 million, respectively.

No borrowing or repayment occurred on the Credit Agreement during the first six months of fiscal 2020 or fiscal 2019.

Other Liquidity and Capital Resources
The Company entered into a credit agreement dated April 15, 2015. This agreement (Credit Agreement), more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q, provides for a syndicated senior revolving credit facility up to $125 million with a maturity date of April 15, 2020. There were no borrowings under the Credit Agreement for any of the fiscal periods covered by this Form 10-Q. Availability under the Credit Agreement for borrowings as of July 31, 2019 was $124.7 million. The Company expects to enter into a new credit facility prior to the Credit Agreement maturing in fiscal 2021.

#29

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

Letters of credit (LOCs) totaling $0.3 million and $0.5 million were outstanding at July 31, 2019 and July 31, 2018, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

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

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC. There have been no material changes to our critical accounting policies during the three- and six- month periods ended July 31, 2019.

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

#30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of finance lease obligations as of July 31, 2019 and capital leases as of January 31, 2019. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $4.3 million and $4.6 million at July 31, 2019 and January 31, 2019, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.
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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2019. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2019.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and six-month periods ended July 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

#31

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer purchases of equity securities
On November 3, 2014, the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. This authorization remains in place until such time as the authorized spending limit is reached or is revoked by the Board.

The Company made purchases of its own equity securities during the second quarter of fiscal year 2020 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
May 1 to May 31, 2019	73,100	$34.17	$2,497,778
June 1 to June 30, 2019	29,377	34.12	1,002,211
July 1 to July 31, 2019	—	—	—
Total as of and for the fiscal quarter ended July 31, 2019	102,477	$34.15	$3,499,989	$22,178,941

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

#32

Item 6. Exhibits:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101

#33

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 22, 2019

#34