Form 10-Q
period 2019-10-31
RAVEN INDUSTRIES INC
filed 2019-11-27
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 22, 2019, there were 35,760,477 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	October 31, 2019	January 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$77,094	$65,787
Accounts receivable, net	62,057	54,472
Inventories	51,981	54,076
Other current assets	5,095	8,736
Total current assets	196,227	183,071

Property, plant and equipment, net	101,487	106,615
Goodwill	50,834	50,942
Amortizable intangible assets, net	14,933	16,293
Other assets	8,795	3,324
TOTAL ASSETS	$372,276	$360,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,045	$8,272
Accrued liabilities	20,906	23,478
Other current liabilities	2,177	1,303
Total current liabilities	34,128	33,053

Other liabilities	21,969	18,235

Commitments and contingencies (see Note 12)	—	—

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,424 and 67,289, respectively	67,424	67,289
Paid-in capital	60,141	59,655
Retained earnings	303,732	285,969
Accumulated other comprehensive income (loss)	(3,936)	(3,556)
Treasury stock at cost, 31,665 and 31,332 shares, respectively	(111,183)	(100,402)
Total Raven Industries, Inc. shareholders' equity	316,178	308,955
Noncontrolling interest	1	2
Total shareholders' equity	316,179	308,957
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$372,276	$360,245

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Net sales	$100,533	$104,833	$296,769	$318,646
Cost of sales	70,229	72,180	200,061	211,387
Gross profit	30,304	32,653	96,708	107,259

Research and development expenses	7,662	6,478	22,000	17,914
Selling, general, and administrative expenses	11,310	12,563	37,685	37,573
Operating income	11,332	13,612	37,023	51,772

Other income (expense), net	84	674	398	6,214
Income before income taxes	11,416	14,286	37,421	57,986

Income tax expense	1,483	1,230	5,512	9,062
Net income	9,933	13,056	31,909	48,924

Net income (loss) attributable to the noncontrolling interest	(1)	24	(1)	80

Net income attributable to Raven Industries, Inc.	$9,934	$13,032	$31,910	$48,844

Net income per common share:
─ Basic	$0.28	$0.36	$0.89	$1.36
─ Diluted	$0.28	$0.36	$0.88	$1.34

Comprehensive income (loss):
Net income	$9,933	$13,056	$31,909	$48,924

Other comprehensive income (loss):
Foreign currency translation	(40)	(325)	(343)	(1,162)
Postretirement benefits, net of income tax benefit of $4, $2, $11, and $6 respectively	(12)	(6)	(37)	(18)
Other comprehensive income (loss), net of tax	(52)	(331)	(380)	(1,180)

Comprehensive income (loss)	9,881	12,725	31,529	47,744

Comprehensive income (loss) attributable to noncontrolling interest	(1)	24	(1)	80

Comprehensive income (loss) attributable to Raven Industries, Inc.	$9,882	$12,701	$31,530	$47,664

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended October 31, 2019
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance July 31, 2019	$67,420	$59,127	31,496	$(106,183)	$298,496	$(3,884)	$314,976	$2	$314,978
Net income	—	—	—	—	9,934	—	9,934	(1)	9,933
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(40)	(40)	—	(40)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	—	(12)	(12)	—	(12)
Cash dividends ($0.13 per share)	—	50	—	—	(4,698)	—	(4,648)	—	(4,648)
Shares issued on stock options exercised, net of shares withheld for employee taxes	—	15	—	—	—	—	15	—	15
Shares issued on vesting of stock units, net of shares withheld for employee taxes	4	(42)	—	—	—	—	(38)	—	(38)
Shares repurchased	—	—	169	(5,000)	—	—	(5,000)	—	(5,000)
Share-based compensation	—	991	—	—	—	—	991	—	991
Balance October 31, 2019	$67,424	$60,141	31,665	$(111,183)	$303,732	$(3,936)	$316,178	$1	$316,179

	Nine Months Ended October 31, 2019
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2019	$67,289	$59,655	31,332	$(100,402)	$285,969	$(3,556)	$308,955	$2	$308,957
Net income	—	—	—	—	31,910	—	31,910	(1)	31,909
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(343)	(343)	—	(343)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $11	—	—	—	—	—	(37)	(37)	—	(37)
Cash dividends ($0.39 per share)	—	146	—	—	(14,147)	—	(14,001)	—	(14,001)
Shares issued on stock options exercised, net of shares withheld for employee taxes	29	(735)	—	—	—	—	(706)	—	(706)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	106	(2,464)	—	—	—	—	(2,358)	—	(2,358)
Shares repurchased	—	—	333	(10,781)	—	—	(10,781)	—	(10,781)
Share-based compensation	—	3,539	—	—	—	—	3,539	—	3,539
Balance October 31, 2019	$67,424	$60,141	31,665	$(111,183)	$303,732	$(3,936)	$316,178	$1	$316,179

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended October 31, 2018
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance July 31, 2018	$67,229	$59,489	31,332	$(100,402)	$279,438	$(3,702)	$302,052	$58	$302,110
Net income	—	—	—	—	13,032	—	13,032	24	13,056
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(325)	(325)	—	(325)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	—	(6)	(6)	—	(6)
Cash dividends ($0.13 per share)	—	51	—	—	(4,725)	—	(4,674)	—	(4,674)
Shares issued on stock options exercised, net of shares withheld for employee taxes	50	(1,434)	—	—	—	—	(1,384)	—	(1,384)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	6	(101)	—	—	—	—	(95)	—	(95)
Share-based compensation	—	827	—	—	—	—	827	—	827
Balance October 31, 2018	$67,285	$58,832	31,332	$(100,402)	$287,745	$(4,033)	$309,427	$82	$309,509

	Nine Months Ended October 31, 2018
	$1 Par Common Stock	Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity
(dollars in thousands, except per-share amounts)			Shares	Cost
Balance January 31, 2018	$67,124	$59,143	31,332	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066
Net income	—	—	—	—	48,844	—	48,844	80	48,924
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	—	(1,162)	(1,162)	—	(1,162)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $6	—	—	—	—	—	(18)	(18)	—	(18)
Reclassification due to ASU 2018-02 adoption	—	—	—	—	280	(280)	—	—	—
Cash dividends ($0.39 per share)	—	151	—	—	(14,151)	—	(14,000)	—	(14,000)
Shares issued on stock options exercised, net of shares withheld for employee taxes	113	(2,748)	—	—	—	—	(2,635)	—	(2,635)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	48	(822)	—	—	—	—	(774)	—	(774)
Share-based compensation	—	3,108	—	—	—	—	3,108	—	3,108
Balance October 31, 2018	$67,285	$58,832	31,332	$(100,402)	$287,745	$(4,033)	$309,427	$82	$309,509

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(dollars in thousands)	October 31, 2019	October 31, 2018
OPERATING ACTIVITIES:
Net income	$31,909	$48,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,124	11,273
Change in fair value of acquisition-related contingent consideration	343	585
Gain from sale of equity method investment	—	(5,785)
Deferred income taxes	1,706	869
Share-based compensation expense	3,539	3,108
Other operating activities, net	(229)	(2,327)
Change in operating assets and liabilities:
Accounts receivable	(8,406)	(11,456)
Inventories	1,932	1,932
Other assets	2,592	428
Operating liabilities	1,568	4,757
Net cash provided by operating activities	47,078	52,308

INVESTING ACTIVITIES:
Capital expenditures	(6,143)	(10,421)
Proceeds from sale or maturity of investments	993	7,334
Purchases of investments	(934)	(502)
Proceeds (disbursements) from sale of assets, settlement of liabilities	3,459	832
Other investing activities	(3,208)	(2,042)
Net cash used in investing activities	(5,833)	(4,799)

FINANCING ACTIVITIES:
Dividends paid	(14,001)	(14,000)
Payments for common shares repurchased	(10,781)	—
Payments of acquisition-related contingent liability	(1,308)	(1,220)
Restricted stock unit issuances	(2,358)	(774)
Employee stock option exercises	(706)	(2,635)
Other financing activities	(716)	(151)
Net cash used in financing activities	(29,870)	(18,780)

Effect of exchange rate changes on cash	(68)	(571)

Net increase in cash and cash equivalents	11,307	28,158
Cash and cash equivalents at beginning of year	65,787	40,535
Cash and cash equivalents at end of period	$77,094	$68,693

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

Financial results for the interim three- and nine-month period ended October 31, 2019, are not necessarily indicative of the results that may be expected for the year ending January 31, 2020. The January 31, 2019, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

New Accounting Standards Not Yet Adopted
In November 2018, the FASB issued ASU No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" (ASU 2018-18). The amendments in ASU 2018-18 clarify that certain transactions between

(dollars in thousands, except per-share amounts)

participants in collaborative arrangements should be accounted for as revenue under Topic 606, "Revenue from Contracts with Customers," and precludes certain transactions that are not with a customer from using Topic 606. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted in any interim period. The amendments should be applied retrospectively to the date Topic 606 was adopted. The Company is in its final stages of evaluating the impact the adoption of this new guidance will have on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13). The amendments in ASU 2018-13 remove, modify and add disclosures for companies required to make disclosures about recurring or nonrecurring fair value measurements under Topic 820. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of this guidance is permitted. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The amendments in ASU 2018-13 are disclosure-related only and as such the Company does not expect the adoption of this guidance to have a significant impact on the balances reported in the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). Current GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard is effective for annual reporting periods beginning after December 15, 2019. All entities may elect to early adopt ASU 2016-13 for annual reporting periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company's consolidated financial statements or its note disclosures.

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2019	January 31, 2019
Accounts receivable, net:
Trade accounts	$56,894	$53,820
Unbilled receivables	6,421	1,391
Allowance for doubtful accounts	(1,258)	(739)
	$62,057	$54,472
Inventories:
Finished goods	6,997	7,629
In process	1,268	1,103
Materials	43,716	45,344
	$51,981	$54,076
Other current assets:
Insurance policy benefit	73	336
Income tax receivable	1,624	1,045
Receivable from sale of investment	—	1,055
Prepaid expenses and other	3,398	6,300
	$5,095	$8,736
Property, plant and equipment, net:(a)
Land	$3,117	$3,234
Buildings and improvements	79,719	81,381
Machinery and equipment	156,530	155,463
Financing lease right-of-use assets	879	—
Accumulated depreciation	(138,758)	(133,724)
	101,487	106,354
Property, plant and equipment subject to capital leases:
Machinery and equipment	—	510
Accumulated amortization for capitalized leases	—	(249)
	$101,487	$106,615
Other assets:
Equity investments	$1,200	$345
Operating lease right-of-use assets	2,782	—
Deferred income taxes	17	16
Other	4,796	2,963
	$8,795	$3,324
Accrued liabilities:
Salaries and related	$4,884	$8,244
Benefits	5,229	4,751
Insurance obligations	1,976	1,963
Warranties	1,984	890
Income taxes	352	328
Other taxes	1,474	2,434
Acquisition-related contingent consideration	813	1,796
Lease liability	2,065	—
Other	2,129	3,072
	$20,906	$23,478
Other liabilities:
Postretirement benefits	$7,703	$7,678
Acquisition-related contingent consideration	2,143	2,376
Lease liability	1,776	—
Deferred income taxes	3,357	1,659
Uncertain tax positions	2,701	2,670
Other	4,289	3,852
	$21,969	$18,235
(a) The amount of assets held for sale at October 31, 2019, and January 31, 2019, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Anti-dilutive options and restricted stock units	101,384	—	21,444	50,699

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Numerator:
Net income attributable to Raven Industries, Inc.	$9,934	$13,032	$31,910	$48,844

Denominator:
Weighted average common shares outstanding	35,785,460	35,952,688	35,893,714	35,890,638
Weighted average fully vested stock units outstanding	128,604	104,649	120,691	98,235
Denominator for basic calculation	35,914,064	36,057,337	36,014,405	35,988,873

Weighted average common shares outstanding	35,785,460	35,952,688	35,893,714	35,890,638
Weighted average fully vested stock units outstanding	128,604	104,649	120,691	98,235
Dilutive impact of stock options and restricted stock units	176,850	414,542	236,222	450,429
Denominator for diluted calculation	36,090,914	36,471,879	36,250,627	36,439,302

Net income per share ─ basic	$0.28	$0.36	$0.89	$1.36
Net income per share ─ diluted	$0.28	$0.36	$0.88	$1.34

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

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended October 31, 2019					Three Months Ended October 31, 2018
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$11,071	$—	$11,071	$—	$—	$14,152	$—	$14,152
International	—	—	—	—	—	—	—	298	—	298
Plastic Films & Sheeting
Domestic	—	54,673	—	(33)	54,640	—	52,841	—	(177)	52,664
International	—	1,733	—	—	1,733	—	5,398	—	—	5,398
Precision Agriculture Equipment
Domestic	22,957	—	—	(1)	22,956	23,764	—	—	—	23,764
International	5,543	—	—	—	5,543	5,976	—	—	—	5,976
Other
Domestic	—	—	4,577	—	4,577	—	—	2,578	—	2,578
International	—	—	13	—	13	—	—	3	—	3
Totals	$28,500	$56,406	$15,661	$(34)	$100,533	$29,740	$58,239	$17,031	$(177)	$104,833

	Nine Months Ended October 31, 2019					Nine Months Ended October 31, 2018
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$26,230	$—	$26,230	$—	$—	$31,899	$—	$31,899
International	—	—	49	—	49	—	—	834	—	834
Plastic Films & Sheeting
Domestic	—	151,278	—	(80)	151,198	—	163,059	—	(441)	162,618
International	—	6,936	—	—	6,936	—	14,047	—	—	14,047
Precision Agriculture Equipment
Domestic	72,915	—	—	(1)	72,914	76,881	—	—	—	76,881
International	24,681	—	—	—	24,681	23,651	—	—	—	23,651
Other
Domestic	—	—	14,665	—	14,665	—	—	8,698	—	8,698
International	—	—	96	—	96	—	—	18	—	18
Totals	$97,596	$158,214	$41,040	$(81)	$296,769	$100,532	$177,106	$41,449	$(441)	$318,646
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

(dollars in thousands, except per-share amounts)

During the nine months ended October 31, 2019, the Company’s contract assets and liabilities increased by $4,971 and $874, respectively. The increase was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	October 31, 2019	January 31, 2019	$ Change	% Change
Contract assets	$6,998	$2,027	$4,971	245.2%

Contract liabilities	$2,177	$1,303	$874	67.1%

Remaining Performance Obligations
As of October 31, 2019, the Company has no remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the three- and nine-month period ending October 31, 2019, were not material.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2020
There were no significant business acquisitions and divestitures or purchases of technologies in the three- and nine-month period ended October 31, 2019.

On October 31, 2019, the Company entered into an agreement to acquire a majority ownership of Dot Technology Corp., ("DOT®"). DOT® is located in Regina, Saskatchewan, Canada, and designs autonomous agriculture solutions and manufactures a unique U-shaped agriculture platform to autonomously handle a large variety of agriculture implements. The Company has the option to purchase the remaining noncontrolling interest of DOT® in ten years following the close of the transaction. The Company deposited approximately $3,000 towards the purchase price of DOT® in the third quarter of fiscal 2020 and the deposit is reported in "Other assets" and "Other investing activities" on the Consolidated Balance Sheet and Consolidated Statements of Cash Flows, respectively. This transaction closed on November 13, 2019.

In addition, subsequent to October 31, 2019, the Company acquired Smart Ag, Inc., ("Smart Ag®"). Smart Ag® is a technology company located in Ames, Iowa, that develops autonomous farming solutions for agriculture. This transaction closed on November 1, 2019.

Both acquisitions will align under the Company's Applied Technology Division and will complement the division's suite of precision ag products and solutions. The aggregate purchase price was approximately $62,000 and will primarily be allocated to intangible assets and goodwill. The Company anticipates completing a majority of the purchase accounting for both acquisitions in the fourth quarter of fiscal 2020.

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

The purchase price was approximately $9,700, which included potential earn-out payments with an estimated fair value of $2,052. The earn-out is contingent upon achieving certain revenue milestones. The purchase price of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is reflected as goodwill, which is fully tax deductible. The Company completed the valuation and the purchase price allocation during the first quarter of fiscal 2020. This resulted in an adjustment in the fiscal 2020 first quarter that increased the purchase price and the estimated fair value of the contingent earn-out payments by approximately $300. The goodwill and identifiable intangible assets recorded as part of the purchase price allocation at October 31, 2019, were $4,526 and $5,700, respectively.

(dollars in thousands, except per-share amounts)

During the first quarter of fiscal 2019, Aerostar sold its client private business for $832, which resulted in an immaterial gain in the three-months ended April 30, 2018. In fiscal 2018, Aerostar actively marketed the sale of its client private business and as such, classified it as held for sale.

In the first quarter of fiscal 2019, the Company sold its ownership interest of approximately 22 percent in Site-Specific Technology Development Group, Inc. (SST) with a carrying value of $1,937. This investment was being accounted for as an equity method investment. Raven received $6,556 in cash at closing which was reported as "Proceeds from sale or maturity of investments" in the Consolidated Statements of Cash Flows. The Company recognized a gain on the sale of $5,785 for the three-months ended April 30, 2018. The gain was reported in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. The gain included a fifteen percent hold-back provision held in an escrow account which was received in the second quarter of fiscal 2020.

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

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Beginning balance	$3,579	$2,950	$4,172	$3,046
Fair value of contingent consideration acquired	—	—	310	—
Change in fair value of the liability	100	182	343	585
Contingent consideration earn-out paid	(723)	(721)	(1,869)	(1,220)
Ending balance	$2,956	$2,411	$2,956	$2,411

Classification of liability in the consolidated balance sheet
Accrued liabilities	$813	$1,764	$813	$1,764
Other liabilities, long-term	2,143	647	2,143	647
Balance at October 31	$2,956	$2,411	$2,956	$2,411

For the AgSync Acquisition, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of October 31, 2019.

In the acquisition of CLI, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenue milestones and operational synergies. To date, the Company has paid a total of $1,333 of this potential earn-out liability.

In connection with the acquisition of Raven Europe, the Company entered into a contingent earn-out agreement, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date, contingent upon achieving certain revenue milestones. To date, the Company has paid a total of $2,146 of this potential earn-out liability.

Related to the acquisition of ATS in 2012, the Company was committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date. The Company made the final payment in the first quarter of fiscal 2020 and has no further contingent obligations related to acquisition of ATS.

(dollars in thousands, except per-share amounts)

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three- and nine-month periods ending October 31, 2019 and 2018, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2019	$17,076	$33,232	$634	$50,942
Changes due to business combinations	(33)	—	—	(33)
Foreign currency translation adjustment	(75)	—	—	(75)
Balance at October 31, 2019	$16,968	$33,232	$634	$50,834

Long-lived Assets and Other Intangibles
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles and property, plant, and equipment, if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, management performs impairment reviews by asset group. Management periodically assesses for triggering events and discusses any significant changes in the utilization of long-lived assets. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

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

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	October 31, 2019			January 31, 2019
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,174	$(7,591)	$1,583	$9,203	$(7,216)	$1,987
Customer relationships	16,073	(6,529)	9,544	15,791	(5,508)	10,283
Patents and other intangibles	6,102	(2,296)	3,806	5,908	(1,885)	4,023
Total	$31,349	$(16,416)	$14,933	$30,902	$(14,609)	$16,293

There were no long-lived asset impairment losses reported in the three- and nine-month period ending October 31, 2019 and 2018, respectively.

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Service cost	$7	$7	$21	$21
Interest cost	83	79	250	237
Amortization of actuarial losses	24	32	72	96
Amortization of unrecognized gains in prior service cost	(40)	(40)	(120)	(120)
Net periodic benefit cost	$74	$78	$223	$234

(dollars in thousands, except per-share amounts)

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost. Service cost is reported in net income as "Cost of sales" or "Selling, general, and administrative expenses" in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. The components of the net periodic benefit cost, other than the service cost component, are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Beginning balance	$1,739	$1,137	$890	$1,163
Change in provision	1,184	521	3,038	1,007
Settlements made	(939)	(807)	(1,944)	(1,319)
Ending balance	$1,984	$851	$1,984	$851

(10) FINANCING ARRANGEMENTS

The Company entered into a credit facility on September 20, 2019, with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022. Loan proceeds may be utilized by Raven for strategic business purposes, such as business acquisitions, and for net working capital needs.

This new Credit Agreement replaces the Company's previous Credit Agreement which was scheduled to mature in April 2020. The Company was able to take advantage of more favorable pricing with the new Credit Agreement. The unamortized debt issuance costs associated with the Credit Agreement were as follows:

	October 31, 2019	January 31, 2019
Unamortized debt issuance costs(a)	$202	$132
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. The Credit Agreement also contains customary affirmative and negative covenants, including those related to financial reporting and notifications, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement.

Letters of credit (LOC) issued and outstanding were as follows:

	October 31, 2019	January 31, 2019
Letters of credit outstanding(a)	$314	$514
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings under the new or prior Credit Agreement for any of the fiscal periods covered by this Quarterly Report on Form 10-Q. Availability under the Credit Agreement for borrowings as of October 31, 2019, was $100,000.

(dollars in thousands, except per-share amounts)

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

Components of Company lease costs, including operating, finance, and short-term leases are included in the table below. Depreciation of right-of-use assets, operating lease costs, and short-term lease costs are reported in net income as "Cost of sales," "Research and development expenses," or "Selling, general, and administrative expenses," depending on what business function the asset primarily supports. Interest on lease liabilities are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
Lease Costs:
Finance Leases
Depreciation of right-of-use assets	$106	$305
Interest on lease liabilities	5	16
Total finance lease cost	$111	$321

Operating Leases
Operating lease cost	$360	$1,082
Short-term lease cost	119	325
Total operating lease cost	$479	$1,407
Total finance and operating lease cost	$590	$1,728

(dollars in thousands, except per-share amounts)

Supplemental unaudited balance sheet information related to operating and finance leases include:

October 31, 2019
Operating Leases
Operating lease right-of-use assets	$2,782

Current lease liability	$1,734
Non-current lease liability	1,507
Total operating lease liabilities	$3,241

Finance Leases
Property, plant and equipment, at cost	$879
Accumulated depreciation	(279)
Property, plant and equipment, net	$600

Current lease liability	$331
Non-current lease liability	269
Total finance lease liabilities	$600

Weighted average remaining lease terms and discount rates include:

October 31, 2019
Weighted Average Remaining Lease Term:
Operating leases	2 years
Finance leases	2 years
Weighted Average Discount Rate:
Operating leases	3.5%
Finance leases	3.5%

Supplemental unaudited cash flow information related to operating and finance leases include:

	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$360	$1,082
Operating cash flows from finance leases	5	16
Financing cash flows from finance leases	106	305

Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$13	$411
Operating leases	—	—

(dollars in thousands, except per-share amounts)

Future operating and finance lease obligations that have not yet commenced as of October 31, 2019, were immaterial and excluded from the lease liability schedule below accordingly.

	October 31, 2019
	Operating Leases	Finance Leases
Remainder of Fiscal 2020	$450	$110
Fiscal 2021	1,846	250
Fiscal 2022	677	160
Fiscal 2023	314	84
Fiscal 2024	98	21
Thereafter	—	—
Total lease payments	$3,385	$625
Less imputed interest	(144)	(25)
Total lease liabilities	$3,241	$600

Prior to the Company's adoption of ASU 2016-02 in the first quarter of fiscal year 2020, future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, were as follows:

	January 31, 2019
	Operating Leases	Capital Leases
Fiscal 2020	$2,213	$182
Fiscal 2021	1,939	102
Fiscal 2022	728	44
Fiscal 2023	356	2
Fiscal 2024	140	—
Thereafter	—	—
Total lease payments	$5,376	$330
Less amount representing estimated executory costs such as taxes, license and insurance including profit thereon		(14)
Less amounts representing interest		(32)
Present value of net minimum lease payments		$284

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

The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018, and a liability had been incurred. As such, $4,503 of selling, general, and administrative expense was recognized in the three-month period ending April 30, 2018, with interest expense to be recognized in periods thereafter. The fair value of this contingency at October 31, 2019, was $3,292 (measured based on the present value of the expected future cash outflows), of which $710 was classified as "Accrued liabilities" and $2,582 was classified as "Other liabilities." As of October 31, 2019, the

(dollars in thousands, except per-share amounts)

Company has made payments related to the commitment totaling $1,430.

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

(13) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, research and development tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Effective tax rate	13.0%	8.6%	14.7%	15.6%
Timing of discrete items was the primary driver of the year-over-year volatility in the effective tax rate for the three- and nine-month periods ended October 31, 2019.

The Company’s effective tax rates, excluding discrete items, in the three-month periods ended October 31, 2019 and 2018, were 15.3 percent and 18.7 percent, respectively. This 3.4 percentage point decrease was driven primarily by a decrease in the Company’s effective tax rate, excluding discrete items, from 19.6 percent for the six-month period ended July 31, 2019, to 18.3 percent for nine-month period ended October 31, 2019.

The Company’s effective tax rates, excluding discrete items, in the nine-month periods ended October 31, 2019 and 2018, were 18.3 percent and 19.3 percent, respectively. This 1 percentage point decrease was driven primarily by a decrease in current year profitability that caused a higher research and development tax credit as a percentage of pre-tax income.

The Company's net favorable discrete tax benefits for the nine-month periods ended October 31, 2019 and 2018 were primarily related to the vesting or settlement of equity awards. The Company's total net favorable discrete tax benefits were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Discrete tax benefit	$268	$1,440	$1,336	$2,129

The Company operates both domestically and internationally. As of October 31, 2019, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

(14) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Dividends paid(a)	$4,648	4,674	$14,001	14,000

Dividends paid per share (in cents per share)(a)	13.0	13.0	39.0	39.0
(a)There were no declared and unpaid shareholder dividends at October 31, 2019 or 2018.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

Pursuant to these authorizations, the Company repurchased 169,474 shares for $5,000 in the three-month period ended October 31, 2019. The Company repurchased 332,651 shares for $10,781 in the nine-month period ended October 31, 2019.

(dollars in thousands, except per-share amounts)

There were no shares repurchased in the three- and nine-month periods ended October 31, 2018. There were no share repurchases unpaid at October 31, 2019, or October 31, 2018. The remaining dollar value authorized for share repurchases at October 31, 2019, is $17,179.

(15) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Cost of sales	$98	$99	$273	$282
Research and development expenses	41	32	122	99
Selling, general, and administrative expenses	852	696	3,144	2,727
Total stock-based compensation expense	$991	$827	$3,539	$3,108

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

Business segment financial performance and other information is as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Net sales
Applied Technology	$28,500	$29,740	$97,596	$100,532
Engineered Films(a)	56,406	58,239	158,214	177,106
Aerostar	15,661	17,031	41,040	41,449
Intersegment eliminations(b)	(34)	(177)	(81)	(441)
Consolidated net sales	$100,533	$104,833	$296,769	$318,646

Operating income(c)
Applied Technology	$7,035	$7,737	$25,120	$32,473
Engineered Films	8,474	9,239	24,987	33,241
Aerostar	2,488	3,839	7,427	10,479
Intersegment eliminations	(12)	(37)	(10)	(33)
Total reportable segment income	17,985	20,778	57,524	76,160
General and administrative expenses(c)	(6,653)	(7,166)	(20,501)	(24,388)
Consolidated operating income	$11,332	$13,612	$37,023	$51,772
(a) Hurricane recovery film sales were $1,833 and $10,429 for the nine-month periods ended October 31, 2019 and 2018. Hurricane recovery film sales were not significant in the three-month periods ended October 31, 2019 and 2018, respectively.
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

(17) SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of this Quarterly Report on Form 10-Q and concluded that no subsequent events have occurred other than those events disclosed in Note 6 Acquisitions and Divestitures of and Investments in Businesses and Technologies that would require recognition or disclosure in the Notes to the Consolidated Financial Statements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:
•Executive Summary
•Results of Operations - Segment Analysis
•Outlook
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies and Estimates
•Accounting Pronouncements

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

Management uses a number of metrics to assess the Company's performance:

•Consolidated net sales, gross margin, operating income, operating margin, net income, and diluted earnings per share.
•Cash flow from operations and shareholder returns.
•Return on sales, average assets and average equity.
•Segment net sales, gross profit, gross margin, operating income and operating margin. At the segment level, operating income and margin does not include an allocation of general and administrative expenses.

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

The Raven business model is our platform for success. Raven's business model is defensible, sustainable, and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three business segments, is summarized as follows:

•Intentionally serve diverse market segments with strong short- and long-term growth prospects.
•Diversified portfolio of businesses provide balance, opportunity and risk mitigation.
•Invest in market-leading technologies and manufacturing capabilities.
•Balance sheet strength and stability enables strategic investments and acquisitions to enhance shareholder returns.
•Corporate responsibility is a top priority; it attracts great team members, customers and opportunities.
•Continuous process improvements and value engineering.

The following discussion highlights the consolidated operating results for the three- and nine-month periods ended October 31, 2019 and 2018. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2019	October 31, 2018	% Change	October 31, 2019	October 31, 2018	% Change
Net sales	$100,533	$104,833	(4.1)%	$296,769	$318,646	(6.9)%
Gross profit	30,304	32,653	(7.2)%	96,708	107,259	(9.8)%
Gross margin (a)	30.1%	31.1%		32.6%	33.7%
Operating income	$11,332	$13,612	(16.7)%	$37,023	$51,772	(28.5)%
Operating margin (a)	11.3%	13.0%		12.5%	16.2%
Other income (expense), net	$84	$674		$398	$6,214
Net income attributable to Raven Industries, Inc.	$9,934	$13,032	(23.8)%	$31,910	$48,844	(34.7)%
Diluted earnings per share	$0.28	$0.36		$0.88	$1.34

Cash flow from operating activities	$20,918	$13,656	53.2%	$47,078	$52,308	(10.0)%
Cash outflow for capital expenditures	$(2,359)	$(3,568)	(33.9)%	$(6,143)	$(10,421)	(41.1)%
Cash dividends	$(4,648)	$(4,674)	(0.6)%	$(14,001)	$(14,000)	—%
Common share repurchases	$(5,000)	$—		$(10,781)	$—

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Consolidated Results
For the fiscal 2020 third quarter, net sales were $100.5 million, down $4.3 million, or 4.1%, from $104.8 million in last year’s third quarter. Each division experienced a modest year-over-year decline in net sales. Applied Technology was unfavorably impacted by the continued challenges in the North American ag market while the decline in Engineered Films' net sales was primarily driven by lower sales into the industrial market. Aerostar achieved growth in its radar platform but prior year net sales of approximately $2 million in aerostats along with unfavorable timing of stratospheric balloon contracts resulted in a year-over-year decrease in net sales.

The Company's operating income for the third quarter of fiscal 2020 was $11.3 million, down $2.3 million, or 16.7%, compared to the third quarter of fiscal 2019. The year-over-year decline was primarily driven by increased investments in research and development, selling activities and negative operating leverage as a result of lower sales volume. Operating income included a pre-tax gain of $1.9 million on the sale of Applied Technology's facility in Austin, Texas.

Net income for the third quarter of fiscal 2020 was $9.9 million, or $0.28 per diluted share, compared to net income of $13.0 million, or $0.36 per diluted share, in the prior year comparative period. The Company's effective tax rate, excluding discrete items, was 15.3%. This was approximately 3 percentage points lower than the third quarter of last year.

For the nine-month period ended October 31, 2019, net sales were $296.8 million compared to $318.6 million, down 6.9% versus the prior year comparative period. In addition to Engineered Films' lost market share in the industrial market, prior year net sales included $10.4 million of hurricane recovery film. Applied Technology also experienced a modest year-over-year decline in net sales primarily driven by challenging conditions within the agricultural market.

The Company's operating income was $37.0 million, down 28.5% from the prior year nine-month period. The year-over-year decrease was primarily due to negative operating leverage as a result of lower sales volume. Operating income also included increased investment in research and development and higher selling expenses in both Applied Technology and Aerostar compared to the first nine months of the prior year.

Net income for the first nine months of fiscal 2020 was $31.9 million, or $0.88 per diluted share, compared to net income of $48.8 million, or $1.34 per diluted share, in the prior year comparative period. Results for the nine-month period ended October 31, 2018, included, on a pre-tax basis, a non-operating gain on the sale of the Company's ownership interest in SST of $5.8 million ($4.6 million after-tax, or $0.13 per diluted share) and an expense associated with the previously announced gift to South Dakota State University of $4.5 million ($3.6 million after-tax, or $0.10 per diluted share). Net income for the first nine months of fiscal 2020 included a $1.9 million gain from the sale of Applied Technology's Austin, Texas, facility ($1.5 million after-tax, or $0.04 per diluted share).

Applied Technology Division Results
Applied Technology's net sales in the third quarter of fiscal 2020 were $28.5 million, down $1.2 million from last year's third quarter. Geographically, domestic and international sales were down 3.4% year-over-year and 7.2% year-over-year, respectively. Unfavorable weather and poor yield conditions during this year's growing season in North America negatively impacted end market demand more than the Company had anticipated. This weakness in end market demand resulted in additional OEM plant shutdowns during the third quarter, which drove a 13.5% decrease in sales to the OEM channel. Despite these end market challenges, the Aftermarket channel showed signs of strength and grew 4.8% year-over-year aided by the first shipments of VSN™, the Company’s best-in-class visual guidance technology.

Operating income for Applied Technology was $7.0 million, down $0.7 million or 9.1% compared to $7.7 million in the third quarter of fiscal 2019. The year-over-year decrease was driven by negative operating leverage as a result of lower sales volume, temporarily higher warranty expenses and increased investments in research and development to support the division's continued commitment to innovation. Operating income also included a pre-tax gain of $1.9 million from the sale of Applied Technology's facility in Austin, Texas.

Net sales for Applied Technology in the first nine months of fiscal 2020 were $97.6 million, down 2.9% compared to the first nine months of fiscal 2019. Geographically, international sales were up 4.4% year-over-year and domestic sales were down 5.2% year-over-year. International sales growth was driven primarily by strong growth in Latin America as a result of the division's investment in the region. Domestic sales were negatively impacted by unfavorable weather and poor yield conditions during this year's growing season which impacted end market demand in North America.

Operating income for the first nine months of fiscal 2020 was $25.1 million, down 22.6% compared to the first nine months of fiscal 2019. Operating income includes increased investments in research and development and higher selling expenses compared to the prior year to further support the integration and growth of the recently acquired AgSync business and to continue the division's commitment to innovation.

Engineered Films Division Results
Engineered Films’ fiscal 2020 third quarter net sales were $56.4 million, a decrease of $1.8 million, or 3.1%, compared to fiscal 2019 third quarter net sales of $58.2 million. The division achieved gains in the agriculture, construction and installation end markets; however, these gains were offset by lower sales into the industrial market and challenges in the geomembrane market (specifically in the energy sub-market).

Operating income for Engineered Films in the third quarter of fiscal 2020 decreased 8.3% to $8.5 million as compared to $9.2 million in the prior year third quarter. Negative operating leverage on lower sales volume reduced operating income as compared to the prior year.

Net sales for Engineered Films in the first nine months of fiscal 2020 were $158.2 million, a decrease of $18.9 million, or 10.7%, compared to the first nine months of fiscal 2019. Hurricane recovery film sales were down $8.6 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019. During the first nine months of this fiscal year the division experienced end market challenges in the geomembrane market and lower sales into the industrial market.

Operating income for the first nine months of fiscal 2020 decreased 24.8% to $25.0 million as compared to $33.2 million in the prior year comparative period. The year-over-year decrease in operating income was driven primarily by negative operating leverage on lower sales volume, which included the significant reduction in hurricane recovery film sales.

Aerostar Division Results
Aerostar net sales in the third quarter of fiscal 2020 were $15.7 million, a decrease of $1.3 million, or 8.0%, compared to fiscal 2019 third quarter net sales of $17.0 million. The division achieved growth in its radar platform; however, the year-over-year decrease of approximately $2 million in aerostat sales and the unfavorable timing of stratospheric balloon contracts resulted in a year-over-year decrease in net sales for the division. Aerostar's sales to government agencies often involve large contracts subject to frequent delays and protracted negotiation processes. The timing and size of aerostat contract wins can create volatility in Aerostar's results.

Operating income for Aerostar in the third quarter of fiscal 2020 was $2.5 million compared to $3.8 million in the third quarter of last year. Higher selling expenses and increased investment in research and development drove a reduction in operating income as the division continued its investment in advancing its radar and stratospheric balloon technologies. Additionally, operating income was unfavorably impacted by negative operating leverage on lower sales volume year-over-year.

Net sales for Aerostar in the first nine months of fiscal 2020 were $41.0 million, a decrease of $0.4 million, or 1.0%, compared to the first nine months of fiscal 2019. Current year net sales for the division included over $5 million of incremental radar related sales year-over-year; however, the $6.6 million decrease in aerostat sales year-over-year resulted in divisional sales being down slightly year-to-date.

Operating income for the nine-month year-to-date period of fiscal 2020 was $7.4 million compared to operating income of $10.5 million in the prior year comparative period. Operating income decreased due to increased investment in research and development and selling expenses to advance the division's radar and stratospheric balloon technologies and was significantly impacted by lower aerostat sales and associated profit.
RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2019	October 31, 2018	$ Change	% Change	October 31, 2019	October 31, 2018	$ Change	% Change
Net sales	$28,500	$29,740	$(1,240)	(4.2)%	$97,596	$100,532	$(2,936)	(2.9)%
Gross profit	13,205	14,639	(1,434)	(9.8)%	47,539	51,640	(4,101)	(7.9)%
Gross margin	46.3%	49.2%			48.7%	51.4%
Operating expenses	$6,170	$6,902	$(732)	(10.6)%	$22,419	$19,167	$3,252	17.0%
Operating expenses as % of sales	21.6%	23.2%			23.0%	19.1%
Operating income(a)	$7,035	$7,737	$(702)	(9.1)%	$25,120	$32,473	$(7,353)	(22.6)%
Operating margin	24.7%	26.0%			25.7%	32.3%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•Market conditions. The North American ag market continues to be negatively impacted by unfavorable weather and low commodity prices, while the U.S.-China trade developments continue to drive uncertainty in the marketplace and negatively impact farmer sentiment. These factors have reduced farm income, and OEMs have responded with lower production of new machines. In the short term, the Company does not anticipate improvement in ag market conditions nor an increase in demand for precision agriculture equipment. The Company does not generally model comparative market share position for its divisions, but the Company believes Applied Technology maintained its market share in the third quarter of fiscal 2020.
•Sales volume and selling prices. Third quarter fiscal 2020 net sales decreased $1.2 million or 4.2%, to $28.5 million compared to $29.7 million in the prior year. Year-to-date sales decreased 2.9% to $97.6 million compared to $100.5 million in the prior year. Lower sales volume, rather than a change in selling price, was the primary driver of this decrease. Unfavorable weather during the planting season in North America and poor yield conditions during this year's growing season continued to impact end market demand in North America.
•International sales. For the third quarter of fiscal 2020, international sales totaled $5.5 million, down 7.2% from $6.0 million in the prior year comparative period. International sales represented 19.4% of segment revenue compared to 20.1% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $24.7 million, an increase of $1.0 million from a year ago. Year-to-date international sales represented 25.3% of segment sales compared to 23.5% in the prior year comparative period. The year-to-date increase in international sales was driven primarily by significant growth in Latin America as a result of the division's continued investment in the region.
•Gross margin. Gross margin decreased from 49.2% in the prior year third quarter to 46.3% in the third quarter of fiscal 2020. Year-to-date fiscal 2020 gross margin decreased from 51.4% to 48.7% compared to the prior year comparative period. The year-over-year decrease in profitability for the three- and nine-month periods was driven primarily by lower sales volume and a corresponding reduction in operating leverage as well as an increase in warranty expenses.

•Operating expenses. Fiscal 2020 third quarter operating expenses as a percentage of net sales was 21.6%, down from 23.2% in the prior year comparative period. Third quarter operating expenses included a $1.9 million pre-tax gain from sale of the division's facility in Austin, Texas, which primarily drove the favorable year-over-year comparison. Year-to-date operating expenses as a percentage of net sales were up from 19.1% to 23.0%. The year-over-year increase in operating expenses for the nine-month period was driven primarily by incremental investments in research and development and higher selling expenses. A large driver of this increase is related to the continued integration and growth of the recently acquired AgSync business to ensure the division capitalizes on the benefits of product integration and adoption into the marketplace. In addition, current year operating expenses benefited from a $1.9 million pre-tax gain from the sale of the division's facility in Austin, Texas. The prior year's operating expenses benefited from favorable legal recoveries which did not repeat in fiscal 2020.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2019	October 31, 2018	$ Change	% Change	October 31, 2019	October 31, 2018	$ Change	% Change
Net sales	$56,406	$58,239	$(1,833)	(3.1)%	$158,214	$177,106	$(18,892)	(10.7)%
Gross profit	10,714	11,361	(647)	(5.7)%	32,258	39,303	(7,045)	(17.9)%
Gross margin	19.0%	19.5%			20.4%	22.2%
Operating expenses	$2,240	$2,122	$118	5.6%	$7,271	$6,062	$1,209	19.9%
Operating expenses as % of sales	4.0%	3.6%			4.6%	3.4%
Operating income(a)	$8,474	$9,239	$(765)	(8.3)%	$24,987	$33,241	$(8,254)	(24.8)%
Operating margin	15.0%	15.9%			15.8%	18.8%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•Market conditions. The energy market in the third quarter experienced slower demand compared to prior year's third quarter, as West Texas Intermediate (WTI) oil prices and Permian Basin rig counts were down 21% and 14% year-over-year, respectively. The Company expects energy market related demand for Engineered Films to follow Permian Basin rig count trends for the remainder of the year. The Company does not generally model comparative market share position for its divisions, but the Company believes Engineered Films maintained its market share in most of its end markets in the third quarter of fiscal 2020.
•Sales volume and selling prices. Third quarter net sales were $56.4 million, a decrease of $1.8 million, or 3.1%, compared to fiscal 2019 third quarter net sales of $58.2 million. The division achieved gains in the agriculture, construction and installation end markets; however, these gains were offset by lower sales into the industrial market and challenges in the geomembrane market (specifically in the energy sub-market) during the third quarter. The nine-month fiscal 2020 net sales were down $18.9 million, or 10.7%, to $158.2 million compared to $177.1 million in the nine-month period for fiscal 2019. A year-over-year decrease in sales volume, as opposed to a decrease in selling price, was the driver for the decline in net sales. Sales volume, measured in pounds sold, decreased approximately 8% and 11% year-over-year for the three- and nine-month periods ending October 31, 2019, respectively. For the nine-month period, lower sales into the industrial market and challenges in the geomembrane market (specifically in the energy sub-market) drove net sales down year-over-year. In addition, hurricane recovery film sales were down $8.6 million in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019.
•Gross margin. For the three-month period ending October 31, 2019 and 2018, gross margin was relatively flat at 19.0% and 19.5%, respectively. Gross profit in the prior year third quarter was negatively impacted by nearly $2 million of cost overruns related to a large geomembrane installation project. The year-over-year decrease in gross margin was led by a higher proportion of installation revenues which carry a lower margin than film sales. For the nine-month period ending October 31, 2019 and 2018, gross margin was 20.4% and 22.2%, respectively. The year-over-year decrease in gross margin was driven by lower sales volume including the reduction in hurricane recovery film sales and corresponding negative operating leverage.

•Operating expenses. As a percentage of net sales, operating expenses were 4.0% in the current year three-month period as compared to 3.6% in the prior year comparative period. Year-to-date operating expenses were 4.6% as a percentage of net sales as compared to 3.4% in the prior year comparative period. The year-over-year increase was driven primarily by lower sales volume and higher legal expenses in both the three- and nine-month periods.

Aerostar
Aerostar serves the aerospace/defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric balloons and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2019	October 31, 2018	$ Change	% Change	October 31, 2019	October 31, 2018	$ Change	% Change
Net sales	$15,661	$17,031	$(1,370)	(8.0)%	$41,040	$41,449	$(409)	(1.0)%
Gross profit	6,397	6,690	(293)	(4.4)%	16,921	16,349	572	3.5%
Gross margin	40.8%	39.3%			41.2%	39.4%
Operating expenses	$3,909	$2,851	$1,058	37.1%	$9,494	$5,870	$3,624	61.7%
Operating expenses as % of sales	25.0%	16.7%			23.1%	14.2%
Operating income(a)	$2,488	$3,839	$(1,351)	(35.2)%	$7,427	$10,479	$(3,052)	(29.1)%
Operating margin	15.9%	22.5%			18.1%	25.3%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•Market conditions. Aerostar’s business consists of proprietary products and services to the aerospace/defense and commercial lighter-than-air markets. These markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not generally model comparative market share position for its divisions, but the Company believes Aerostar has maintained its market share in the third quarter and first nine months of fiscal 2020.
•Sales volume. Net sales decreased 8.0% from $17.0 million for the three-month period ended October 31, 2018, to $15.7 million for the three-month period ended October 31, 2019. The division achieved growth in its radar platform but the year-over-year decrease of approximately $2 million in aerostat sales and the unfavorable timing of stratospheric balloon contracts drove the year-over-year decrease in net sales. Year-to-date sales were $41.0 million, down $0.4 million year-over-year, or 1.0%. Net sales for the prior year nine-month period included significant aerostat sales which did not repeat in the current year.
•Gross margin. For the three-month period, gross margin increased from 39.3% to 40.8% and for the nine-month period, gross margin increased for the current year from 39.4% to 41.2%. Despite a decrease in sales, the division achieved a modest increase in gross margin from operational efficiencies attained by focusing on its core products.
•Operating expenses. Third quarter fiscal 2020 operating expense was $3.9 million, or 25.0% of net sales, an increase from 16.7% of net sales in the third quarter of fiscal 2019. Year-to-date operating expense as a percentage of net sales was 23.1%, up from 14.2% in the prior year. Higher selling expenses and increased investment in research and development drove the increase in operating expenses as the division continued its investment in the advancement of its radar and stratospheric balloon technologies.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Administrative expenses	$6,653	$7,166	$20,501	$24,388
Administrative expenses as a % of sales	6.6%	6.8%	6.9%	7.7%
Other income (expense), net	$84	$674	$398	$6,214
Effective tax rate	13.0%	8.6%	14.7%	15.6%

Administrative spending for the three-month period of fiscal 2020 was down $0.5 million compared to fiscal 2019. Administrative spending for the nine-month period of fiscal 2020 was down $3.9 million compared to fiscal 2019 as prior year's spending included an expense of $4.5 million related to a gift to South Dakota State University.

Other income (expense), net consists primarily of activity related to the Company's equity method investments, interest income and expense, and foreign currency transaction gains or losses. There were no significant items in other income (expense), net for the three- and nine-month periods in fiscal year 2020. Fiscal 2019 other income (expense), net for the nine-month period included a $5.8 million gain on the sale of the Company's equity interest in SST.

The Company’s effective tax rates for the three-month periods ended October 31, 2019 and 2018, were 13.0% and 8.6%, respectively. The Company’s effective tax rates for the nine-month periods ended October 31, 2019 and 2018, were 14.7% and 15.6%, respectively. The year-over-year volatility in the effective tax rate for the three- and nine-month period was primarily due to the timing of discrete tax items related to the settlement and vesting of equity compensation awards. Refer to Note 13 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on the impact of discrete tax items to the effective tax rate.

OUTLOOK

Applied Technology and Engineered Films performed well in the midst of lower demand, while Aerostar continues to win new contracts and position itself for strong growth. Despite the short-term challenges the Company is experiencing this fiscal year, the fundamentals within each of its divisions remain very strong, and the Company is well positioned to leverage its market leading technology to capitalize on business development opportunities. Additionally, the Company recently announced two new strategic platforms for growth, Raven Autonomy™ and Raven Composites™, which are logical extensions of the Company's current technology portfolio and are expected to provide significant incremental growth over the long-term.

Applied Technology began executing on its strategic platform for growth, Raven Autonomy™, by acquiring Smart Ag® and a controlling ownership in DOT®. The Company is very excited about its unique position to execute and deliver value-added autonomous agriculture solutions to the marketplace. Additionally, the division's existing core business remains strong and is performing well considering the lower end market demand.

Engineered Films achieved mixed results across its end markets but continues to position itself for significant growth opportunities within its existing markets. Raven Composites™ will be incremental to that growth, and there are near-term opportunities to execute on for Raven Composites™. The division is aggressively pursuing strategic acquisitions and expansions in both equipment and facilities, and will provide details as these investments are completed in the near-term.

Aerostar has been executing on its strategic plan for growth and is delivering expected results. The two newly-awarded aerostat contracts provide further evidence of the momentum and strength of Aerostar's contract pipeline, and the division continues to position itself for significant success in the aerospace and defense market in the near future.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing, and financing activities beyond the next twelve months. In addition, the Company recently entered a new, three-year, $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. This allows the Company’s total borrowing capacity to reach $200 million. This new credit facility has a maturity date of September 20, 2022.

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	October 31, 2019	January 31, 2019	October 31, 2018
Cash and cash equivalents	$77,094	$65,787	$68,693

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
Cash provided by operating activities	$20,918	$13,656	$47,078	$52,308
Cash used in investing activities	(2,155)	(3,311)	(5,833)	(4,799)
Cash used in financing activities	(10,778)	(6,923)	(29,870)	(18,780)
Effect of exchange rate changes on cash and cash equivalents	(22)	(168)	(68)	(571)
Net increase (decrease) in cash and cash equivalents	$7,963	$3,254	$11,307	$28,158

Cash and cash equivalents totaled $77.1 million at October 31, 2019, an increase of $11.3 million from $65.8 million at January 31, 2019. Cash and cash equivalents as of October 31, 2018 was $68.7 million. The sequential increase in cash was primarily driven by improved net capital working capital and also benefited from proceeds from the sale of Applied Technology's facility in Austin, Texas.

Operating Activities
Cash provided by operating activities was primarily from cash received from customers, which were offset by cash payments for inventories, services, employee compensation, and income taxes. Cash provided by operating activities was $47.1 million for the first nine months of fiscal 2020 compared with $52.3 million in the first nine months of fiscal 2019. The decrease in operating cash flows year-over-year was driven primarily by lower net income.

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

(dollars in thousands)	October 31, 2019	October 31, 2018
Accounts receivable, net	$62,057	$66,166
Plus: Inventories	51,981	53,229
Less: Accounts payable	11,045	12,149
Net working capital(a)	$102,993	$107,246

Annualized net sales(b)	402,132	419,332
Net working capital percentage(c)	25.6%	25.6%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Net working capital percentage was flat year-over-year in the third quarter of fiscal 2020.

Inventory levels decreased $1.2 million, or 2.3%, year-over-year from $53.2 million at October 31, 2018, to $52.0 million at October 31, 2019. In comparison, consolidated net sales decreased $4.3 million, or 4.1%, year-over-year in the third quarter. The decrease in inventory was primarily driven by the Engineered Films division improving operational efficiency and aligning inventory levels with corresponding expected sales.

Accounts receivable decreased $4.1 million or 6.2%, year-over-year to $62.1 million at October 31, 2019, from $66.2 million at October 31, 2018. In comparison, consolidated net sales decreased $4.3 million, or 4.1%, year-over-year in the third quarter. Lower sales volume and the timing of cash receipts were the primary drivers of the year-over-year decrease in accounts receivable.

Accounts payable decreased $1.1 million, or 9.1%, year-over-year from $12.1 million at October 31, 2018, to $11.0 million at October 31, 2019. The decrease in accounts payable year-over-year was primarily due to lower inventory purchases and timing of purchases and cash payments.

Investing Activities
Cash used by investing activities was $5.8 million for the first nine months of fiscal 2020 compared with cash used of $4.8 million in the first nine months of fiscal 2019. Prior year investing cash flows included cash receipts of $6.6 million from the sale of the Company's ownership interest in SST in fiscal 2019. In addition, capital expenditure spending was down $4.3 million compared to the prior year nine-month period primarily due to prior year investments related to Engineered Films' Line 15 that was placed into service in fiscal 2020.

Financing Activities
Cash used for financing activities for the first nine months of fiscal 2020 increased $11.1 million compared to the first nine months of fiscal 2019. The increase in cash outflows was driven by $10.8 million of share repurchases in the first nine months of fiscal 2020. There were no share repurchases in the first nine months of fiscal 2019. Dividends per share for the first nine months of fiscal 2020 and 2019 were consistent at 39.0 cents per share. Total cash outflows for dividends in the nine-month periods ended October 31, 2019 and 2018, were $14.0 million for both periods.

No borrowing or repayment occurred on the Credit Agreement during the first nine months of fiscal 2020 or fiscal 2019.

Other Liquidity and Capital Resources
The Company entered into a new $100 million credit agreement on September 20, 2019, with a maturity date of September 20, 2022. This agreement (Credit Agreement) is more fully described in Note 10 Financing Arrangements of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q. This new Credit Agreement replaced the Company's previous $125 million credit agreement which had a maturity date of April 15, 2020. Cost savings associated with the new Credit Agreement will be approximately $0.2 million annually.

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

Letters of credit (LOCs) totaling $0.3 million and $0.5 million were outstanding at October 31, 2019 and October 31, 2018, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2019, other than item discussed below.

The Company entered into a new Credit Agreement on September 20, 2019, further described in Part I Item 2 Liquidity and Capital Resources of this Form 10-Q.

Raven is eligible to receive earn-out payments related to the fiscal 2019 dispositions of Aerostar's client private business and the Company's ownership interest in SST if certain post-closing performance benchmarks are satisfied. The Company will recognize the earn-out payments as income in the period they are realized under the terms of the respective agreement.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2019, filed with the SEC. There have been no material changes to our critical accounting policies during the three- and nine month periods ended October 31, 2019.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company has no outstanding long-term debt but does have an immaterial amount of finance lease obligations as of October 31, 2019 and capital leases as of January 31, 2019. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $4.2 million and $4.6 million at October 31, 2019 and January 31, 2019, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2019. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 31, 2019.

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

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and nine-month periods ended October 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(dollars in thousands, except per-share amounts)

The Company made purchases of its own equity securities during the third quarter of fiscal year 2020 (recorded on trade date basis) as follows:

Period	Total number of shares purchased under the plan	Weighted average price paid per share (or unit)	Total amount purchased including commissions	Dollar value of shares (or units) that may be purchased under the plan
August 1 to August 31, 2019	86,674	$28.78	$2,494,524
September 1 to September 30, 2019	82,800	30.26	2,505,467
October 1 to October 31, 2019	—	—	—
Total as of and for the fiscal quarter ended October 31, 2019	169,474	$29.50	$4,999,991	$17,178,950

Item 3. Defaults Upon Senior Securities: None

Item 4. Mine Safety Disclosures: None

Item 5. Other Information: None

Item 6. Exhibits:

Exhibit Number	Description

10.1	Form of Performance Stock Unit Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan filed herewith as Exhibit 10.1. †

10.2	Form of Restricted Stock Unit Award Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan filed herewith as Exhibit 10.2. †

10.3	Credit Agreement dated September 20, 2019 by and among Raven Industries, Inc. as the Borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender, and an L/C issuer and each of the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the Company's 8-K filed September 23, 2019).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibits 101
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 27, 2019