Form 10-K
period 2020-01-31
RAVEN INDUSTRIES INC
filed 2020-03-26
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
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
Registrant’s telephone number, including area code: (605) 336-2750
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1 par value	RAVN	Nasdaq	Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No
The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2019, was approximately $1,285,578,775. The aggregate market value was computed by reference to the closing price as reported on the Nasdaq Global Select Market, $36.24, on July 31, 2019, which was as of the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 20, 2020, was 35,780,238

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 20, 2020, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS

Raven Industries, Inc. (the Company or Raven) was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The Company is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, aerospace and defense markets. The Company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into product lines that extended from technologies and production methods of this original balloon business. The Company employs 1,362 people and is headquartered at 205 E. 6th Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The Company's Internet address is http://www.ravenind.com and its common stock trades on the Nasdaq Global Select Market under the ticker symbol RAVN. The Company has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on its website. Information on the Company's website is not incorporated into this filing.

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports available, free of charge, in the "Investor Relations" section of the Company's website as soon as reasonably practicable after the Company electronically files these materials with, or furnishes these materials to, the Securities and Exchange Commission (SEC).

These materials are also found on the SEC website at www.sec.gov. This site contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

This Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Form 10-K are forward-looking statements. Forward-looking statements give the Company's current expectations and projections relating to its financial condition, results of operations, plans, objectives, future performance, and business. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that the Company expected. Important factors that could cause actual results to differ materially from the Company's expectations and other important information about forward-looking statements are disclosed under Item 1A, "Risk Factors" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements" in this Form 10-K.

BUSINESS SEGMENTS

The Company has three unique operating units, or divisions, that are also its reportable business segments ("segment" or "segments"): Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Product lines have been generally grouped in these segments based on technology, manufacturing processes, and end-use application; however, a segment may serve more than one of the product markets identified above. The Company measures profitability and performance of its segments primarily based on their operating income excluding general and administrative expenses. Other income or expense and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets. Segment information is reported consistent with the Company's management reporting structure.

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market. The Applied Technology product families include application controls, GPS-guidance steering systems, field computers, automatic boom controls, machine automation, information management tools, and injection systems. Applied Technology's services include high-speed in-field Internet connectivity and cloud-based data management.

Applied Technology sells its precision agriculture equipment to both original equipment manufacturers (OEMs) and through aftermarket distribution partners within agricultural markets both domestically and internationally. Applied Technology competes with other technology-based companies in a number of its product families and may compete with OEMs if they develop their own product technology rather than purchase it from a third-party such as Raven. The Company's competitive advantage in this segment is designing and selling innovative, reliable, easy-to-use, and value-add products that are supported by an industry-leading service and support team.

The Company's Applied Technology Division continues to build-out its Slingshot® communications platform. Slingshot improves logistics, communications, and application execution, driving business efficiencies for its agriculture retail partners. In January 2019, Applied Technology acquired the assets of AgSync, Inc. (AgSync), an agriculture logistics software company. This acquisition enhanced the division's Slingshot platform by delivering a logistics solution for ag retailers, custom applicators, and enterprise farms.

The Company announced Raven Autonomy™ as a strategic growth initiative in November 2019 and added machine automation as a new product family in fiscal 2020. Raven Autonomy™ is the Company's expansion of its existing machine control technology through autonomous smart machine platforms and implements used in farming. Raven Autonomy™ is expected to enable the Company's Applied Technology Division to become an industry leader in autonomous agricultural solutions. The Company began executing on this strategic growth initiative in the fourth quarter of fiscal 2020 by acquiring Smart Ag, Inc. (Smart Ag®) and a majority ownership in Dot Technology Corp. (DOT®).

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

Engineered Films has various fabrication facilities in the United States to provide a heightened level of service and faster product delivery to customers of its energy, geomembrane and construction products. In January 2020, the division expanded its fabrication capabilities through leasing a facility on the East Coast in Waynesboro, Virginia.

Engineered Films sells direct to end-customers and through independent third-party distributors. The majority of products sold into the construction and agriculture markets are sold through distributors, while sales into the geomembrane and industrial markets are generally sold to end customers. The Company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States in the markets it serves. Engineered Films' ability to extrude and convert films, along with offering installation services for its geomembrane products, allows it to provide a more customized solution to customers. A number of film manufacturers compete with the Company on both price and product availability.

In November 2019, the Company announced Raven Composites™ as a strategic growth platform for Engineered Films. Raven Composites™ is expected to build on the division's core strengths and expand Engineered Films to become an industry leader in the adjacent reinforced composites market. By leveraging the division's reinforced materials expertise, Engineered Films plans to focus on innovative solutions that deliver thinner, lighter and stronger composites within the construction, industrial, and transportation markets.

Aerostar
Aerostar serves the aerospace and defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric platforms, technical services, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar’s growth strategy emphasizes the design and manufacture of proprietary products in these markets. Aerostar also pursues product and support services contracts with U.S. government agencies as well as sales of advanced radar systems in international markets.
Aerostar sells to government agencies as both a prime contractor and subcontractor and to commercial users primarily as a sub-contractor. Sales to government agencies often involve large contracts subject to frequent delays because of budget uncertainties and protracted negotiation processes. The timing and size of contract wins can create volatility in Aerostar’s financial performance. Aerostar competes with other technology companies that specialize in aerospace and defense products and services based on price, performance, and service.

MARKET CONDITIONS AND OUTLOOK

Despite end-market challenges in the North American ag and energy markets, along with significantly lower hurricane recovery film sales, the Company achieved positive financial results while investing strategically for long-term growth. Applied Technology and Aerostar grew sales year-over-year through continued advancements of their products and services.

During fiscal 2020, Applied Technology continued its growth in sales despite the ongoing ag market challenges in North America caused by the historically wet spring planting conditions. The division achieved year-over-year growth led by the strength of its innovative product portfolio. In the fourth quarter of fiscal 2020, the division completed the acquisition of Smart

Ag and the acquisition of a majority ownership in DOT. These acquisitions will support Raven Autonomy™, one of the Company's strategic platforms for growth that was announced in the fourth quarter of fiscal 2020. Both Smart Ag and DOT are in the technological development stage. The Company plans to commercialize its first Raven Autonomy™ products in fiscal 2021. Initial revenues are expected to be modest in the first year of commercialization. To support these commercialization efforts and further development of semi-autonomous and autonomous solutions for agriculture, Applied Technology expects to invest approximately $15 million in research and development (R&D) and selling activities in fiscal 2021. The division previously planned to invest approximately $20 million in such activities in fiscal 2021, but has tempered its plans in light of the current economic environment. The division will also recognize approximately $3 million in acquisition-related amortization expense in fiscal 2021. The Company believes the division is well positioned to execute on its long-term strategy during fiscal 2021 by leveraging these acquisitions and increasing investment in R&D to provide a strong cadence of new product innovation delivered to the market. While the global economic environment will impact the ag market, the division's underlying historical business has a very strong product offering which generates compelling returns for its end customers.

Engineered Films experienced a challenging energy market and significantly lower hurricane recovery film sales, which led to a year-over-year decline in sales and division profit. Hurricane recovery film sales were down, as expected, over $12 million year-over-year.

In the fourth quarter of fiscal 2020, the Company announced Raven Composites™ as a strategic platform for growth in Engineered Films. In fiscal 2021, the Company plans to make modest investments in Raven Composites™ through investments in capital equipment to advance greenfield operations. An aggressive acquisition strategy, with a cadence of at least one acquisition a year, was envisioned for Raven Composites™ when this strategic platform was launched in November 2019. While the Company fully expects to execute on acquisitions to spring-board growth in the composites market, these will likely be delayed until fiscal 2022 given the unprecedented uncertainties currently impacting the global economy. As a result of the planned investments, the Company is anticipating initial revenues from Raven Composites™ to begin in the second half of fiscal 2021. Initial revenues will be modest and will be targeted in the construction, industrial, and transportation markets. For Engineered Films' core business, the Company is expecting continued challenges in the geomembrane market (specifically in the energy sub-market) as recent global economic developments have significantly impacted oil prices and are expected to drive reductions in domestic drilling activities. The division's diverse market exposure will help insulate it from certain market dynamics, and the division is prepared for challenging end-market conditions.

Aerostar executed on its core stratospheric platforms and radar systems, driving increases in net sales and division profit of 7 percent and 5 percent, respectively. In fiscal 2020, Aerostar was also awarded two aerostat contracts totaling approximately $10 million. The division will be executing on these aerostat contract wins while further advancing its technical engineering services and products for its stratospheric platforms and radar systems. The division expects to build on its strong performance and achieve growth in fiscal year 2021.

With the global economic uncertainties, the concern among market participants is growing, and the likelihood of a global economic slowdown for the next several months is high. How extensive and how long this will persist are indeterminable, but the Company is well positioned to respond to the challenges this is creating. With diverse end-markets, strong competitive positions, healthy operating margins, and a solid balance sheet and cash flow, the Company is in a strong relative position. The Company will effectively manage the short-term uncertainties and financial performance, while continuing to fund its strategic platforms for growth, although not nearly as aggressively as the Company had planned prior to the recent events.

Despite the uncertainties, the Company expects to make significant progress on its multi-year plan to drive a step-change in its long-term growth by supplementing its existing core businesses with a significantly increased level of investment focused on Raven Autonomy™ and Raven Composites™ over the next five years. However, given the current global economic uncertainties, the Company is going to take a more measured approach in fiscal 2021. As a result, Raven Autonomy™ will be prioritized for investment, while investment in Raven Composites™ will be more modest and likely not include an acquisition in the next nine months.

Given the significance of the planned investments, it is expected that margins will be lower in the near term while Raven Autonomy™ and Raven Composites™ are established and sales increase, especially over the next two fiscal years. These investments are expected to drive substantial growth in sales and earnings over the long-term, beginning in fiscal year 2023. Overall, the Company's investments in manufacturing capacity and technology development, together with a strong balance sheet, position the Company for enhanced long-term growth. The Company's long-term strategic goal is to generate annual earnings growth of more than 10 percent.

Due to the global pandemic impacting business, the Company expects fiscal 2021 to be an interesting year with unique opportunities and challenges. The Company is in a unique position to capitalize on significant opportunities in the marketplace by advancing Raven Autonomy™ and Raven Composites™ but will moderate its approach to align with market conditions. The Company faces great uncertainty given the significant global economic concerns facing all companies. As a result, the Company will be emphasizing the following four strategic priorities: uphold the Raven Way in all decisions, emphasize cash flow and liquidity from a position of strength, protect the core business and the Company's strong market positions, and continue to invest in Raven Autonomy™, a strategic platform with tremendous long-term growth potential. The Company will prudently monitor and respond to whatever short-to-intermediate term economic conditions faced to ensure continued long-term success.

MAJOR CUSTOMER INFORMATION

No customers accounted for 10% or more of consolidated net sales in fiscal years 2020, 2019 or 2018.

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
FINANCIAL INSTRUMENTS

The principal financial instruments the Company maintains include cash, cash equivalents, short-term investments, marketable equity securities (related to the Company's deferred compensation plan liability), accounts receivable, accounts payable, accrued liabilities, and acquisition-related contingent payments. The Company manages the interest rate, credit, and market risks associated with these accounts through periodic reviews of the carrying value of assets and liabilities and establishment of appropriate allowances in accordance with Company policies.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company uses derivative financial instruments to manage foreign currency balance sheet risk. The use of these financial instruments has had no material effect on consolidated results of operations, financial condition, or cash flows.

RAW MATERIALS

The Company obtains a wide variety of materials from numerous domestic and international vendors. Principal materials include electronic components for Applied Technology and Aerostar, various polymeric resins for Engineered Films, and fabrics and film for Aerostar. Engineered Films has experienced volatile resin prices over the past three years. Price increases, reflecting increased material costs or tariffs, could not always be passed on to customers due to weak demand and/or a competitive pricing environment. Predicting future raw material cost volatility and the related potential impact on the Company is not easily estimated and the Company is unable to do so to the degree required to build reliance on such forecasts.

PATENTS

The Company owns a number of patents and also owns licenses that allow the Company to gain access to certain patents of other companies. The Company does not believe that its business, as a whole, is materially dependent on any one patent or related group of patents. The Company focuses its significant R&D efforts to develop technology-based offerings. As such, the protection of the Company’s intellectual property is an important strategic objective. Along with an aggressive posture toward patenting new technology and protecting trade secrets, the Company has restrictions on the disclosure of its technology to industry and business partners to ensure that its intellectual property is maintained and protected.

RESEARCH AND DEVELOPMENT

The three business segments conduct ongoing R&D efforts to improve their product offerings and develop new products. R&D investment is particularly strong within Applied Technology and Aerostar. New technology development and product enhancements within Applied Technology are a competitive differentiator and central to its long-term strategy. Engineered Films also utilizes R&D spending to develop new products, value engineer, and reformulate its current products. These R&D investments deliver high-value film solutions to the markets it serves, lower raw material consumption, and improve quality of existing product lines. Aerostar's investment in the development of new technology has a particular emphasis on its core stratospheric balloon and radar platforms. The Company's total R&D costs are presented in the Consolidated Statements of Income and Comprehensive Income.

ENVIRONMENTAL MATTERS

The Company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures incurred in the past relating to compliance for operating facilities have not significantly affected the Company's capital expenditures, earnings, or competitive position. The Company is unaware of any potential liabilities as of January 31, 2020, for any environmental matters that would have a material effect on the Company's results of operations, financial position, or cash flows.

BACKLOG

The Company's backlog represents open customer orders and funded portions of signed government contracts. As of February 1, 2020, the Company's backlog totaled approximately $60 million. Backlog amounts as of February 1, 2019 and 2018, were approximately $38 million and $40 million, respectively. Because the length of time between order and shipment varies considerably by segment and customers can change delivery schedules or potentially cancel orders, the Company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period. However, the Company expects that any revenue generated from its backlog, as of February 1, 2020, will be recognized during fiscal year 2021.

EMPLOYEES

As of January 31, 2020, the Company had 1,362 employees (including temporary workers). A summary by segment of these active employee include the following: Applied Technology - 497; Engineered Films - 476; Aerostar - 270; and Corporate Services - 119. Management believes employee relations are good.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name, Age, and Position	Biographical Data
Daniel A. Rykhus, 55	Mr. Rykhus became the Company's President and Chief Executive Officer in 2010. He joined the Company in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from 1998 through 2009, and served as Executive Vice President from 2004 through 2010.
President and Chief Executive Officer

Steven E. Brazones, 46	Mr. Brazones joined the Company in December 2014 as its Vice President, Chief Financial Officer, and Treasurer. From 2002 to 2014, Mr. Brazones held a variety of positions with H.B. Fuller Company. Most recently, he served as H.B. Fuller's Americas Region Finance Director. Previously, he served as the Assistant Treasurer and the Director of Investor Relations. Prior to his tenure with H.B. Fuller, Mr. Brazones held various roles at Northwestern Growth.
Vice President and Chief Financial Officer

Anthony D. Schmidt, 48	Mr. Schmidt was named Division Vice President and General Manager of the Engineered Films Division in 2012. He joined the Company in 1995 in the Applied Technology Division performing various leadership roles within manufacturing and engineering. He transitioned to the Engineered Films Division in 2011 as Manufacturing Manager.
Division Vice President and General Manager - Engineered Films Division

Brian E. Meyer, 57	Mr. Meyer was named Division Vice President and General Manager of the Applied Technology Division in May 2015. He joined the Company in 2010 as Chief Information Officer. Prior to joining the Company, Mr. Meyer was an Information and Technology Executive in the health insurance industry and Vice President of Systems Development in the property and casualty insurance industry.
Division Vice President and General Manager - Applied Technology Division

Scott W. Wickersham, 46	Mr. Wickersham was named Division Vice President and General Manager of the Aerostar Division in January 2018. He joined the Company in 2010 as the Director of Product Development and Engineering Manager and has been the General Manager for the Aerostar Division since November 2015. Prior to joining the Company, Mr. Wickersham held a range of engineering and operational roles with various technology companies.
Division Vice President and General Manager - Aerostar Division

Lee A. Magnuson, 64	Mr. Magnuson joined the Company in June 2017, as Vice President and General Counsel and also became the Company's Secretary in August 2017. Prior to joining the Company, Mr. Magnuson was managing partner of Lindquist and Vennum Law Firm in the Sioux Falls, SD, office for five years, practicing in the areas of commercial transactions, mergers and acquisitions, corporate matters, real estate and regulatory matters.
General Counsel and Vice President, Corporate Secretary

Nicole Freesemann, 37	Ms. Freesemann was named Vice President of Human Resources in January 2019. She started at Raven in 2008 and served in several human resources roles, including most recently as Director of Human Resources since January 2014. During her tenure at Raven, Ms. Freesemann developed and executed a new performance management strategy, implemented staffing strategies and programs to identify talent for all levels within the company, and led human resource efforts for acquisition due diligence and integrations.
Vice President of Human Resources

ITEM 1A.	RISK FACTORS

RISKS RELATING TO THE COMPANY

The Company's business is subject to many risks, which by their nature are unpredictable or unquantifiable and may be unknown. In an attempt to provide the reader with information on potential risks the Company may encounter, the Company has provided below, what it believes are the most significant risks the Company could potentially face, based on its knowledge, experience, information and assumptions. The risks provided below should be assessed contemporaneously with other information contained in this Form 10-K, including Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the risks and uncertainties addressed under "Forward-Looking Statements," the Notes to the Consolidated Financial Statements, and other information presented in or incorporated by reference into this Form 10-K. The risks contained herein, as well as other statements in this Form 10-K, may include forward-looking statements and, as such, are uncertain. Such statements are not guarantees of future performance and undue reliance should not be placed on them. The indeterminate nature of risk factors makes them subject to change, and certain risks and uncertainties could potentially cause material changes to actual results. Some of these risks may affect the entire Company, where others may only affect particular segments of the Company's business, or may have no material affect at all.

The Company, except as required by law, disclaims any obligation to update or revise the information contained herein, regardless of changes, whether as a result of new information, developments or otherwise. The risks provided in this Form 10-K and in other documents filed with the SEC are not exclusive in nature and, as such, there are other potential risks and uncertainties that the Company is not aware of, or does not presently consider material in nature that could cause actual results to vary materially from expectations.

Global pandemics similar to the recent outbreak of coronavirus (COVID-19) could negatively impact the Company.
The Company could be adversely impacted by the effects of a global pandemic similar to the recent outbreak of COVID-19. The extent to which COVID-19 impacts the Company's operations will depend on future developments. The duration, severity, and scope of the COVID-19 outbreak and the actions taken to contain or treat the outbreak are highly uncertain and cannot be predicted at this time. The continued global spread of COVID-19 could materially and adversely impact the Company's operations. The Company may be unable to fulfill customer orders if the Company experiences an extended plant shut-down. The Company's customers could reduce their spending activity. The Company's team members may experience impacts from illness, travel restrictions, quarantines, school closures, and other community response measures. The Company's suppliers may also experience disruptions that impact our business. Any disruption to the Company caused by COVID-19 could have a material adverse effect on the Company's business, financial condition, liquidity, results of operations, and cash flows. Additionally, global pandemics could cause uncertainty in the marketplace and drive volatile global economic conditions.

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

The Company’s primary manufacturing facilities for each of its operating divisions are located on contiguous properties in Sioux Falls, South Dakota. If weather-related natural disasters such as tornadoes or flooding were to occur in the area, such conditions could impede the manufacturing and shipping of products and potentially adversely affect the Company’s sales and transaction processing. The Company has disaster recovery plans in place to manage the Company’s risks to these vulnerabilities, but these measures may not be adequate, implemented properly, or executed timely to ensure that the Company’s operations are not disrupted. Such consequences could adversely affect the Company's results of operations, financial condition, liquidity, and cash flows.

The loss, disruption, or material change in the Company's business relationship with single source suppliers for particular materials, components, or services, could cause a disruption in supply, or substantial increase in cost of any such products or services, and therefore could result in harm to the Company's sales, profitability, cash flows and financial condition.
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
The Company's operating results in Applied Technology, Engineered Films, and Aerostar depend upon the ability to renew the pipeline of new technologies and products and to bring these to market. This ability could be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, successfully complete R&D projects, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges, and competition, there can be no assurance that any of the products the Company is currently developing, or could begin to develop in the future, will achieve commercial success. Technical advancements in products may also increase the risk of product failure, increasing product returns or warranty claims and settlements. In addition, sales of the Company's new products could replace sales of some of its current products, offsetting the benefit of a successful new product introduction.

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

Competition in agriculture markets could come from the Company's current customers if OEMs develop and integrate precision agriculture technology products themselves rather than purchasing from third parties, thereby reducing demand for Applied Technology’s products.

Regulatory restrictions could be placed on hydraulic fracturing activities as a result of environmental and health concerns, reducing demand for Engineered Film’s products. For Engineered Films, the development of alternative technologies, such as closed loop drilling processes that reduce the need for pit liners in energy exploration, could also reduce demand for the Company’s products.

Aerostar’s future growth includes sales of high-altitude stratospheric platforms, technical services, and radar systems to international markets. In limited cases, such sales may be direct commercial sales to foreign governments rather than foreign military sales through the U.S. government. Direct commercial sales to foreign governments often involve large contracts subject to frequent delays because of budget uncertainties, regional military conflicts, political instability, and protracted negotiation processes. Such delays could adversely affect the Company's results of operations. The nature of these markets impact Aerostar's advanced radar systems and aerostats as these products are particularly susceptible to fluctuations in market demand. Demand fluctuations and the likelihood of delays in sales involving large contracts for such products also increase the risk of these products becoming obsolete, increasing the risk associated with expected sales of such products. To the extent products become obsolete or anticipated sales are not realized, expected future cash flows could be adversely impacted. This could also lead to an impairment, which could adversely impact the Company's results of operations and financial condition.

The Company's Aerostar segment depends on the U.S. government for a significant portion of its sales, creating uncertainty in the timing of and funding for projected contracts.
A significant portion of Aerostar's sales are to the U.S. government or U.S. government agencies as a prime or sub-contractor. Government spending has historically been cyclical. A decrease in U.S. government defense or near-space research spending or changes in spending allocations could result in one or more of the Company's programs being reduced, delayed, or terminated. Reductions in the Company's existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings. The Company's U.S. government sales are funded by the federal budget, which operates on an October-to-September fiscal year. Changes in congressional schedules, negotiations for program funding levels, reduced program funding due to U.S government debt limitations, automatic budget cuts, extended government shutdowns or unforeseen world events can interrupt the funding for a program or contract. Funds for multi-year contracts can be changed in subsequent years in the appropriations process.

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

The Company derives a portion of its revenues from foreign markets, which subjects the Company to business risks, including risk of changes in government policies, laws, regulation compliance, or changes in worldwide economic conditions.
The Company's consolidated net sales to locations outside of the U.S. were $42.1 million in fiscal 2020, representing approximately 11% of consolidated net sales. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations, along with changes in worldwide economic conditions. These conditions include, but are not limited to, changes in a country's or region's economic or political condition; trade regulations affecting production, pricing, and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; the impact of fluctuations in foreign currency exchange rates, which may affect product demand and may adversely affect the profitability of the Company's products in U.S. dollars in foreign markets where payments are made in the local currency; taxes and tariffs that may not be necessarily passed on to the customers; and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficulty in enforcing agreements or collecting receivables, and increased transportation or other shipping costs. Any of these such risks could lead to reduced sales and reduced profitability associated with such sales.

The Company’s global operations must comply with all applicable anti-corruption laws, including the U.S. Foreign Corrupt Practices Act. The anti-corruption laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage, regardless of whether those practices are legal or culturally expected in a particular jurisdiction.

The Company’s continued expansion, whether by business locations or increased international sales, in areas that may not have comparable levels of compliance integrity as the United States increases the compliance risk associated with regulations such as the Foreign Corrupt Practices Act, as well as others.

Sales of certain Aerostar products into international markets increase the compliance risk associated with regulations such as International Traffic in Arms Regulations (ITAR) and Foreign Corrupt Practices Act (FCPA), as well as others.

Although Raven has a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of these laws could result in criminal or civil sanctions and have an adverse effect on Raven’s reputation, business, and results of operations and financial condition.

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

The Company may pursue or complete acquisitions, which represent additional risk and could impact future financial results.
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

Total goodwill and intangible assets accounted for $152.7 million, or approximately 38%, of the Company's total assets as of January 31, 2020. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. These expected future cash flows are dependent on several factors, including revenue growth in certain product lines, and could be adversely impacted if anticipated revenue growth is not realized. Reductions in cash flows could result in an impairment of goodwill and/or intangible assets, which could adversely impact the Company's results of operations and financial condition.

The Company’s business strategy for the Engineered Films Division includes expanding into the adjacent composites market; this expansion may be facilitated through an acquisition. Entering an expanded adjacent market may pose risks to the Company. This expansion may also divert management time or focus from standard Engineered Films Division operations, which may cause disruption or diverted resources and have an adverse effect on existing Engineered Films operations. There is always risk that expansion may not have the anticipated results or may involve unforeseen operating difficulties or expenditures.

The Company’s business strategy for the Applied Technology Division includes semi-autonomous and autonomous farm equipment. The Company has and plans to continue extensive investment into this strategic platform; however, there is a risk that the products may not perform as expected or may experience unexpected development issues. Additionally, expanding into autonomous farm equipment poses potential safety or regulatory issues, which may result in product liability or other claims against the Company. There is a higher level of risk with this technology as the Company is at the forefront of the market. It is possible that the Company's autonomous technology offering is too early to the market and the market is not ready for this technology. The Company's significant investment in R&D related to autonomy does not guarantee marketability of its products. Competition in the autonomy landscape and competitive intellectual property could slow down the Company's development and sale of autonomous products.

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
The Company increasingly relies on information technology systems to process, transmit, and store electronic information. In addition, a significant portion of internal communications, as well as communication with customers and suppliers, depends on information technology. Further, the products in Applied Technology and Aerostar segments depend upon GPS and other systems through which products interact with government computer systems and other centralized information sources. The Company is exposed to the risk of cyber incidents in the normal course of business. Cyber incidents may be deliberate attacks for the theft of intellectual property or other sensitive information or may be the result of unintentional events. Like other companies, the Company's information technology systems may be vulnerable to interruption due to a variety of events beyond the Company's control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, foreign governments, and other security issues. Further, attacks on centralized information sources could affect the operation of the Company's products or cause them to malfunction. The Company has technology security initiatives, education and training programs, and disaster recovery plans in place to manage the Company's risk to these vulnerabilities, but these measures may not be adequate, or implemented properly, or executed timely to ensure that operations are not significantly disrupted. Potential consequences of a material cyber incident include damage to the Company's reputation, litigation, and increased cyber security protection and remediation costs. Such consequences could adversely affect results of operations.

Raven is subject to governmental laws, regulations and other legal obligations related to privacy and data protection.
The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving. Raven collects personally identifiable information (PII) and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory and other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Brazil, individual states within the U.S., and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or businesses operating within their jurisdictions. The European Union recently implemented the General Data Protection Regulation (GDPR), which imposes stringent data protection requirements and provides significant penalties for noncompliance. The state of California recently implemented the California Consumer Privacy Act (CCPA). Brazil is expected to implement the Brazilian General Data Protection Law (LGPD) in fiscal year 2021. Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or the Company’s officials, inhibit sales, or result in other adverse effects on the business.

The implementation of a new enterprise resource planning (ERP) system may result in short term disruption to the Company’s operations and business, which could adversely impact the Company and damage customer relationships and brand reputation.
The Company depends heavily on its management information systems for several aspects of its business. The Company launched a company-wide initiative during the fiscal 2018 third quarter called "Project Atlas." This is a strategic long-term investment to replace the Company’s existing ERP platform. Project Atlas is being implemented in a phased approach and is expected to take approximately four years to complete. If the new ERP system or legacy system is disrupted, in any material way, during implementation, the Company may incur additional expenses and loss of data. Additionally, if improvements or upgrades are required to meet the evolving needs of the Company's business operations, the Company may be required to incur significant capital expenditures or expenses in the pursuit of improvements or upgrades to the new system. These efforts could potentially increase the amount of time for implementation of the new ERP platform, require expenditures above the anticipated amounts, demand the use of additional resources, distract key personnel and potentially cause short-term disruptions to existing systems and business. Any of these outcomes could impair the Company’s ability to achieve critical strategic initiatives and could adversely impact sales, profitability, cash flows and financial condition. Engineered Films and Aerostar went live on the Company's new ERP platform in fiscal 2020. Applied Technology is expected to go live in the first half of fiscal year 2022.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Most of the Company's properties are located in the Sioux Falls, South Dakota, and surrounding area. The majority of real estate is owned by the Company and used by all three divisions for sales, manufacturing, and other functions. In addition, the Company owns or leases properties in: Texas, Virginia, Colorado, California, the Netherlands, Brazil, and Canada.

The following is the approximate square footage of the Company's owned or leased facilities by segment: Applied Technology - 191,000; Engineered Films - 789,000; Aerostar - 270,000; and Corporate - 150,000. The Company believes that its properties are suitable and adequate to meet existing production needs.

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

COMPANY STOCK PERFORMANCE

The Company's common stock is traded on the Nasdaq Global Select Market under the ticker symbol RAVN. Daily market activity along with quoted prices and other trading information are readily available for the Company's common stock on numerous websites including www.nasdaq.com. The graph and table below compares the cumulative total shareholder return of the Company's stock in relation to the cumulative total return of the Russell 2000 and S&P Small Cap 600 indices. These two indices were selected as they are comparable benchmarks and the Company is a component of each index. Investors who hypothetically purchased $100.00 in the Company's stock on January 31, 2015, held the stock for five years and reinvested the dividends, would have seen their value increase to $161.44. Stock performance on the graph is not necessarily indicative of future share price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, INC., RUSSELL 2000 INDEX, AND THE S&P SMALL CAP 600 INDEX.

	For the years ended January 31,						5-Year
Company / Index	2015	2016	2017	2018	2019	2020	CAGR(a)
Raven Industries, Inc.	$100.00	$72.04	$123.40	$192.93	$187.62	$161.44	10.1%
Russell 2000 Index	100.00	90.08	120.28	140.95	135.98	148.50	8.2%
S&P Small Cap 600 Index	100.00	95.31	128.04	149.25	147.39	157.07	9.5%
(a) Compound annual growth rate (CAGR)

ISSUER PURCHASES OF EQUITY SECURITIES

As of February 18, 2020, the Company had approximately 10,900 beneficial holders, which includes a substantial amount of the Company's common stock held of record by banks, brokers, and other financial institutions.

On November 3, 2014, the Company announced that its Board of Directors (Board) had authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million.
During fiscal 2020, the Company made purchases of 332,651 shares under this program at an average price of $32.41, equating to a total cost of $10.8 million. The Company did not repurchase any shares of the Company's common stock in the fourth quarter of fiscal 2020 or during fiscal 2019. There is $17.2 million still available for share repurchases under this Board-authorized program which remains in place until such time as the authorized spending limit is reached or is otherwise revoked by the Board.

DIVIDENDS

The Company has a history of paying cash dividends to its shareholders. In each of the previous three fiscal years the Company has paid dividends of $0.52 per share, or approximately $19 million. The Company currently expects that comparable cash dividends will continue to be paid in the future; however, there can be no assurance as to the payment of future dividends as such payment depends on results of operations, financial condition, cash flows, potential business prospects, capital requirements, and other factors that the Board of Directors deems relevant.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations", Item 8. "Financial Statements and Supplementary Data", and previously filed annual reports (Form 10-K). Historical results are not necessarily indicative of future results.

FIVE-YEAR FINANCIAL SUMMARY	For the years ended January 31,
(In thousands, except employee counts and per-share amounts)	2020	2019	2018	2017	2016
OPERATIONS
Net sales(a)	$382,530	$406,668	$377,317	$277,395	$258,229
Gross profit(b)	123,747	132,549	121,565	78,190	66,974
Operating income(b)(c)	39,939	55,133	59,170	28,413	4,391
Income before income taxes(b)(d)	40,034	61,570	58,986	27,853	4,081
Net income attributable to Raven Industries, Inc.(e)	35,196	51,794	41,022	20,191	4,776
Net income % of sales	9.2%	12.7%	10.9%	7.3%	1.8%
Net income % of average equity(f)	11.3%	17.7%	15.3%	7.7%	1.7%
FINANCIAL POSITION
Cash and cash equivalents	$20,707	$65,787	$40,535	$50,648	$33,782
Property, plant and equipment	100,850	106,615	106,280	106,324	115,704
Total assets	403,257	360,245	326,803	301,509	298,688
Total debt (including liabilities for financing leases/capital lease obligations - see Note 12)	740	284	448	—	—
Raven Industries, Inc. shareholders' equity	314,646	308,955	276,064	259,426	264,155
Net working capital(g)	101,558	100,276	100,777	77,012	77,870
Net working capital percentage(h)	29.6%	28.5%	26.3%	27.9%	36.9%
Long-term debt / total capitalization	0.2%	0.1%	0.2%	—%	—%
CASH FLOWS PROVIDED BY (USED IN)
Operating activities	$54,872	$65,952	$44,961	$48,636	$44,008
Investing activities	(58,609)	(16,444)	(25,675)	(4,642)	(11,074)
Financing activities	(40,887)	(23,755)	(29,721)	(27,151)	(50,684)
Change in cash and cash equivalents	(45,080)	25,252	(10,113)	16,866	(18,167)
COMMON STOCK DATA
EPS — basic	$0.98	$1.44	$1.14	$0.56	$0.13
EPS — diluted	0.97	1.42	1.13	0.56	0.13
Cash dividends per share	0.52	0.52	0.52	0.52	0.52
Stock price range during the year
High	$41.39	$49.80	$40.85	$26.90	$22.85
Low	27.32	31.45	23.75	12.88	13.87
Close	31.36	36.99	38.55	25.05	15.01
OTHER DATA
Price / earnings ratio(i)	32.3	26.0	34.1	44.7	115.5
Average number of employees	1,302	1,219	1,054	907	936
Sales per employee	$294	$334	$358	$306	$276

(a) The Company acquired Smart Ag and a majority ownership in DOT in November of fiscal year 2020, Ag Sync, Inc. in January of fiscal year 2019 and Colorado Lining International, Inc. in September of fiscal year 2018. Refer to Note 6 "Acquisitions and Investments in Businesses and Technologies" of the Notes to the Consolidated Financial Statements for further details. Fiscal year 2020, 2019, and 2018 included $1,860, $14,494 and $24,225, respectively of recovery film sales related to the hurricane recovery effort. In addition, the Company divested its client private business in the first quarter of fiscal 2019. Net sales related to this business in fiscal 2019 and 2018 were $283 and $5,592, respectively.

(b) Fiscal 2017 included inventory write-downs of $2,278 for Aerostar as a result of discontinuing sales activities for a specific radar product line within its business. Fiscal 2016 included pre-contract cost write-offs of $2,933, a goodwill impairment loss of $11,497, and a long-lived asset impairment loss of $3,826, partially offset by a reduction of $2,273 of an acquisition-related contingent liability for Aerostar.

(c) Fiscal 2020 and 2019 included $2,671 and $4,033, respectively, of expenses related to Project Atlas. Project Atlas related expenses were approximately $900 in fiscal 2018. Fiscal 2019 operating income included a $4,503 expense related to the previously announced gift to South Dakota State University.

(d) Fiscal 2019 included a gain of $5,785 from the divestiture of the Company's ownership interest in SST, further described in Note 1 "Summary of Significant Accounting Policies."
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

The MD&A is organized as follows:
•Executive Summary
•Results of Operations - Segment Analysis
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies and Estimates
•Accounting Pronouncements

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, aerospace/defense and commercial lighter-than-air markets. The Company is comprised of three unique operating units, classified into reportable business segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Segment information is reported consistent with the Company's management reporting structure.

Management uses a number of measures to assess the Company's performance including:
•Consolidated net sales, gross margin, operating income, operating margin, net income and diluted earnings per share.
•Cash flow from operations and shareholder returns.
•Return on sales, average assets and average equity.
•Segment net sales, gross profit, gross margin, operating margin and operating income. At the segment level, operating income does not include an allocation of general and administrative expenses.

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

The Raven business model is its platform for success. Raven's business model is defensible, sustainable, and gives us a consistent approach in the pursuit of quality financial results. This overall approach to creating value, which is employed across the three business segments, is summarized as follows:
•Intentionally serve market segments with strong growth prospects in both the near and long term.
•Consistently manage a pipeline of growth initiatives within our market segments.
•Aggressively compete on quality, service, innovation, and peak performance.
•Attract and develop exceptional leaders who understand business deeply and can thrive in the Raven Way.
•On a path of continuous improvement, consistently taking actions to streamline processes, improve efficiencies, and increase value delivered to our customers.
•Value our balance sheet as a source of strength and stability.
•Corporate responsibility is a top priority.

The following discussion highlights the consolidated operating results for the years ended January 31, 2020, 2019 and 2018. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	For the years ended January 31,
(dollars in thousands, except per-share data)	2020	% change	2019	% change	2018
Results of Operations
Net sales	$382,530	(5.9)%	$406,668	7.8%	$377,317
Gross margin(a)	32.3%		32.6%		28.2%
Operating income	$39,939	(27.6)%	$55,133	(6.8)%	$59,170
Operating margin(a)	10.4%		13.6%		15.7%
Net income attributable to Raven Industries, Inc.	$35,196	(32.0)%	$51,794	26.3%	$41,022
Diluted income per share	$0.97	(31.7)%	$1.42	25.7%	$1.13

Cash Flow and Shareholder Returns
Cash flow from operating activities	$54,872		$65,952		$44,961
Cash outflow for capital expenditures	8,560		14,127		12,011
Cash dividends	18,650		18,753		18,685
Common share repurchases	10,781		—		10,000

Performance Measures
Return on net sales(b)	9.2%		12.7%		10.9%
Return on average assets(c)	9.2%		15.1%		13.1%
Return on average equity(d)	11.3%		17.7%		15.3%

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

Results of Operations - Fiscal 2020 compared to Fiscal 2019
The Company's net sales in fiscal 2020 were $382.5 million, a decrease of $24.1 million, or 5.9%, from the prior year's net sales of $406.7 million. Applied Technology achieved year-over-year growth, driven by the strength of its product portfolio, despite end-market weakness that stemmed from poor planting conditions that drove extended OEM production shutdowns. Aerostar achieved year-over-year sales growth of 7.0%, led by strength in products and technical services related to stratospheric and radar platforms. Engineered Films drove the consolidated year-over-year decline in sales as the division experienced lower net sales in the industrial, construction, and geomembrane markets. Hurricane recovery films sales, which are part of Engineered Films' construction market, were down $12.6 million from $14.5 million in fiscal 2019 to $1.9 million in fiscal 2020.

Operating income in fiscal 2020 was $39.9 million, a decrease of $15.2 million, or 27.6%, from the prior year's operating income of $55.1 million.

Fiscal 2020 operating income was reduced by the following:
•Lower operating leverage within Engineered Films due to significantly lower hurricane recovery film sales (construction market), and lower sales in the industrial and geomembrane (specifically the energy sub-market) markets.
•Investments in the Raven Autonomy™ strategic growth platform in the fiscal 2020 fourth quarter of $3.2 million for overhead, R&D, selling, and administrative expenses.
•Higher investment in R&D activities within Applied Technology and Aerostar and higher warranty expenses

Net income attributable to Raven for fiscal 2020 was $35.2 million, or $0.97 per diluted share, compared to net income of $51.8 million, or $1.42 per diluted share, in fiscal 2019, driven primarily by the items impacting operating income noted above and a lower effective tax rate compared to the prior year. In addition, fiscal 2019 results included a $5.8 million non-operating pre-tax gain on the divestiture of the Company's ownership interest in Site-Specific Technology Development Group, Inc. (SST) and an expense of $4.5 million related to a gift to South Dakota State University (SDSU).

Applied Technology Division
Fiscal 2020 net sales increased $0.8 million, or 0.5%, from $129.7 million in fiscal 2019 to $130.5 million in fiscal 2020. Despite the ag market challenges in North America caused by the historically wet spring, the division achieved year-over-year growth led by sales of new products and higher sales volume in Latin America. Geographically, domestic sales were down 0.9%, but international sales were up 5.5% year-over-year. The Company does not specifically model comparative market share position for any of its operating divisions, but based on the sales developments in fiscal 2020, the Company believes that Applied Technology, in aggregate, has maintained its global market share position during the year.

Applied Technology's operating income decreased by 21.4% to $30.7 million from $39.0 million in the prior year. The decrease in operating income was due primarily to increased investments in R&D and investments in Raven Autonomy™ ($2.8 million in fiscal 2020). The division also continued to invest in the Slingshot platform and the integration of Ag Sync's logistics solution (Ag Sync was acquired in January 2019) for ag retailers, aerial applicators, custom applicators, and enterprise farms.

Engineered Films Division
Fiscal 2020 net sales were $197.7 million, a decrease of $28.9 million, or 12.7%, compared to fiscal 2019. Net sales decreased in the construction, geomembrane, and industrial markets year-over-year. In construction, the $12.6 million decrease in hurricane recovery film sales, which rise to abnormally high levels in certain periods with unusually devastating hurricane seasons, drove the year-over-year decline in this market. As a result of lost market share in the industrial market and lower end-market demand in the geomembrane (specifically the energy sub-market) market, net sales to both of these markets were down year-over-year. Although the Company does not specifically model comparative market share position for any of its operating divisions, based on the sales developments in fiscal year 2020, the Company believes that Engineered Films, in aggregate, has maintained its market share in its core business.

Engineered Film's operating income decreased by 27.7% to $28.7 million from $39.7 million in the prior year. The decrease in operating income was primarily due to unfavorable operating leverage caused by the significant decline in hurricane recovery film sales and lower geomembrane (specifically the energy sub-market) market demand.

Aerostar Division
Fiscal 2020 net sales were up 7.0% to $54.4 million compared to $50.9 million in fiscal 2019. The increase in sales for the division was primarily driven by higher sales of radar systems and services related to a five-year contract awarded in fiscal 2019. Due to timing of aerostat contract awards, lighter-than-air products and services were down 5.7% year-over-year, partially offsetting the growth in radar based revenue. In fiscal 2020, the Company recognized $2.3 million of revenue related to the two aerostat contracts totaling $10.4 million awarded in the third quarter of fiscal 2020, with the remainder of the revenue expected to be realized in fiscal 2021. While it is particularly challenging to measure market share information for the Aerostar division and the Company does not specifically model comparative market share position for any of its operating divisions, the Company believes that Aerostar’s sales growth was driven by overall growth in the markets served.

Aerostar's operating income increased 5.1% to $8.6 million from $8.2 million in the prior year. The improved profitability was primarily due to increased leverage on higher sales volume.

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

Operating income in fiscal 2019 was $55.1 million, a decrease of $4.1 million, or 6.8%, from the prior year's operating income of $59.2 million. Fiscal 2019 operating income was reduced by the following:

•Expense of $4.5 million related to a gift to South Dakota State University (SDSU), further described in Note 13 "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements.
•Project Atlas related expenses of $4.0 million, which is an increase of $3.1 million compared to $0.9 million in fiscal 2018 when the project began.
•Higher investment in R&D activities within Applied Technology and Aerostar.
•Lower operating leverage within Engineered Films due to significantly lower hurricane recovery film sales compared to $59.2 million in fiscal year 2018.

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

Applied Technology's operating income increased by 24.9% to $39.0 million from $31.3 million in the prior year. The increase was due primarily to increased leverage on higher sales volume and lower legal expenses which included favorable legal recoveries. Throughout fiscal 2019, the division continued to invest in R&D activities to drive innovation and future sales growth.

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

	For the years ended January 31,
(dollars in thousands)	2020	% change	2019	% change	2018
Net sales	$130,460	0.5%	$129,749	4.1%	$124,688
Gross profit	63,359	(3.7)%	65,778	20.3%	54,682
Gross margin	48.6%		50.7%		43.9%
Operating expense	$32,687	22.3%	$26,734	15.4%	$23,166
Operating expense as % of sales	25.1%		20.6%		18.6%
Long-lived asset impairment loss	$—		$—		$259
Operating income(a)	30,672	(21.4)%	39,044	24.9%	31,257
Operating margin	23.5%		30.1%		25.1%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

For fiscal 2020, net sales increased $0.8 million, or 0.5%, to $130.5 million as compared to $129.7 million in fiscal 2019. Operating income decreased $8.3 million, or 21.4%, to $30.7 million as compared to $39.0 million in fiscal 2019.

Fiscal 2020 results compared to fiscal 2019 results were primarily driven by the following factors:

•Market conditions. In fiscal 2020, the North American agriculture market experienced a historically wet spring that resulted in poor planting conditions, reduced farmer incomes, and extended OEM production shutdowns. These factors, combined with continued low commodity prices and consistent concerns around U.S. - China trade tensions resulted in weak end-market demand in the ag industry. Despite industry challenges, Applied Technology drove growth through international markets and the continual release of innovative products that solve challenges for the Company's OEM and ag retail partners. Additionally, the Company launched Raven Autonomy™, which is expected to enable Applied Technology to become a market leader in autonomous agricultural solutions and is expected to substantially increase the division's addressable market. In the fourth quarter of fiscal 2020, the Company began executing on Raven Autonomy™ through the acquisition of Smart Ag and the acquisition of a majority ownership in DOT.
•Sales volume and selling prices. Geographically, domestic sales were down 0.9% and international sales were up 5.5% year-over-year, respectively. Higher sales volume of both new and existing products, rather than an increase in selling price, was the primary driver of the increase in Applied Technology.
•International sales. Net sales outside the U.S. accounted for 24.0% of segment sales in fiscal 2020 compared to 22.9% in fiscal 2019. International sales of $31.3 million in fiscal 2020 increased $1.6 million, or 5.5%, compared to fiscal 2019. The year-over-year increases in Latin America and Australia were partially offset by decreases in Canada and Europe.
•Gross margin. Gross margin decreased from 50.7% in fiscal 2019 to 48.6% in fiscal 2020. The year-over-year decrease in profitability was primarily driven by amortization of intangible assets related to the acquisition of Ag Sync and higher warranty expenses.

•Operating expenses. Fiscal 2020 operating expenses were 25.1% of net sales compared to 20.6% for the prior year. Operating expenses as a percentage of sales increased primarily due to higher investment in R&D activities and the investment in Raven Autonomy™, which consisted of R&D and selling expenses of $2.8 million subsequent to the acquisition date.

For fiscal 2019, net sales increased $5.0 million, or 4.1%, to $129.7 million as compared to $124.7 million in fiscal 2018. Operating income increased $7.7 million, or 24.9%, to $39.0 million as compared to $31.3 million in fiscal 2018.

Fiscal 2019 results compared to fiscal 2018 results were primarily driven by the following factors:

•Market conditions. Corn surplus remained near an all-time high, and U.S. farm income has decreased over the last five years. Offsetting these general ag market challenges is the growing demand for machine replacements that have been deferred for several years. In order to drive growth in these challenging market conditions, the division continued to invest in the development and acquisition of market leading technologies. Applied Technology continually makes a significant investment in R&D to drive innovation and maintain a cadence of new product introductions to the market. Additionally, the division completed the acquisition of AgSync on January 1, 2019. Applied Technology will leverage this acquisition to enhance its Slingshot platform by delivering a logistics solution for ag retailers, custom applicators and enterprise farms. This strategic expansion of the Slingshot platform is an effort to provide further value to the end customer and grow the division's subscription-based service model.
•Sales volume and selling prices. Geographically, domestic and international sales were up 5.0% and 0.9% year-over-year, respectively. Higher sales volume of both new and existing products, rather than an increase in selling price, was the primary driver of this increase.
•International sales. Net sales outside the U.S. accounted for 22.9% of segment sales in fiscal 2019 compared to 23.6% in fiscal 2018. International sales of $29.7 million in fiscal 2019 increased $0.3 million, or 0.9%, compared to fiscal 2018. The year-over-year increases in Europe and Latin America were mostly offset by a decrease in Canada.
•Gross margin. Gross margin increased from 43.9% in fiscal 2018 to 50.7% in fiscal 2019. The year-over-year increase in profitability was primarily driven by increased leverage on higher sales volume and a reduction of manufacturing related engineering support. Engineering support related expenses may be allocated to overhead, and thus cost of sales, or R&D expenses based on the focus of the engineering effort.
•Operating expenses. Fiscal 2019 operating expenses were 20.6% of net sales compared to 18.6% for the prior year. Operating expenses as a percentage of sales increased primarily due to higher investment in R&D activities and approximately $2 million in selling expenses related to the establishment of the division's Latin American headquarters in Brazil. The greenfield project to establish a direct presence in Latin America resulted in higher operating expenses while sales development activities increased. The division expects this investment to provide strong organic growth over the long-term. Partially offsetting this year-over-year increase in operating expenses were lower legal expenses, which included favorable legal recoveries.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	For the years ended January 31,
(dollars in thousands)	2020	% change	2019	% change	2018
Net sales	$197,719	(12.7)%	$226,574	6.2%	$213,298
Gross profit	38,166	(19.9)%	47,641	(15.3)%	56,255
Gross margin	19.3%		21.0%		26.4%
Operating expenses	$9,471	19.5%	$7,927	(11.2)%	$8,931
Operating expenses as % of sales	4.8%		3.5%		4.2%
Operating income(a)	$28,695	(27.7)%	$39,714	(16.1)%	$47,324
Operating margin	14.5%		17.5%		22.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

For fiscal 2020, net sales decreased $28.9 million, or 12.7%, to $197.7 million as compared to fiscal 2019. Operating income was $28.7 million, down 27.7% for fiscal 2020 as compared to $39.7 million for fiscal 2019.

Fiscal 2020 results compared to fiscal 2019 results were primarily driven by the following factors:

•Market conditions. In fiscal 2020, the division experienced weak demand across many of its end-markets, including construction, which experienced lower demand for hurricane recovery film. The Permian Basin saw a 15.6% decrease in rig counts from January 2019 to January 2020 as U.S. energy producers reduced investment in drilling and well completion activities. With lower rig counts, the division saw lower demand in the geomembrane (specifically the energy sub-market) market. The division completed Line 15 and announced Raven Composites™, which will enable Engineered Films to expand into the adjacent reinforced composites market.
•Sales volume and selling prices. As expected, the division saw a significant decrease in hurricane recovery film sales, from $14.5 million in fiscal 2019 to $1.9 million in fiscal 2020. Engineered Films also experienced a large decrease in sales into the geomembrane (specifically the energy sub-market) market, as a result of weak end-market demand, and a loss in market share in the industrial market. In the underlying business, pounds sold decreased significantly and there was a slight increase in average selling price per pound.
•Gross margin. Fiscal 2020 gross margin was 19.3%, 1.7 percentage points lower than the prior fiscal year. The decrease in gross margin percentage was led by lower operating leverage due to the reduction in sales volume and subsequent lower plant utilization and a higher proportion of installation service revenue.
•Operating expenses. Fiscal 2020 operating expenses, as a percentage of net sales, increased to 4.8%, from 3.5% in the prior year. The increase was driven by lower sales volume and increased selling expenses due to higher legal costs and higher bad debt expense.

For fiscal 2019, net sales increased $13.3 million, or 6.2%, to $226.6 million as compared to fiscal 2018. Operating income was $39.7 million, down 16.1% for fiscal 2019 as compared to $47.3 million for fiscal 2018.

Fiscal 2019 results compared to fiscal 2018 results were primarily driven by the following factors:

•Market conditions. The division's end-market conditions improved throughout most of fiscal 2019, with the exception of significantly lower demand for hurricane recovery film compared to fiscal 2018. While oil prices dipped into the $50 per barrel range at the end of fiscal 2019, they averaged approximately $64 per barrel throughout fiscal 2019 which drove a 12.6% increase in Permian Basin rig counts from January 2018 to January 2019. Lastly, the division began the commissioning process for Line 15 at the end of fiscal 2019 and started selling product in the first quarter of fiscal 2020. Line 15 is a new extrusion line designed to expand production capacity and capitalize on the growing end-market demand.
•Sales volume and selling prices. As expected, the year-over-year comparison was impacted by a reduction in hurricane recovery film sales. Net sales of hurricane recovery film were $14.5 million and $24.2 million in fiscal 2019 and 2018, respectively. Additionally, the acquisition of CLI, which occurred in September of fiscal year 2018, contributed a total of $21.6 million in sales for the first seven months of fiscal 2019. For the first seven months of fiscal 2018 the division generated $4.1 million in sales to CLI as a customer. Excluding the impact from hurricane recovery film sales and the impact of CLI prior to the anniversary of the acquisition, net sales of the underlying business achieved growth year-over-year. In the underlying business, pounds sold did not change significantly but there was a modest increase in average selling price per pound.
•Gross margin. Fiscal 2019 gross margin was 21.0%, 5.4 percentage points lower than the prior fiscal year. The decrease in gross margin percentage was led by lower plant utilization from the reduction in hurricane recovery film sales, a higher proportion of installation service revenue, and approximately $2 million of cost over-runs on a large geomembrane installation project that was completed in the fourth quarter of fiscal 2019.
•Operating expenses. Fiscal 2019 operating expenses, as a percentage of net sales, decreased to 3.5%, from 4.2% in the prior year. The division reduced selling expenses while sales grew year-over-year.

Aerostar
Aerostar serves the aerospace and defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric platforms, technical services, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	For the years ended January 31,
(dollars in thousands)	2020	% change	2019	% change	2018
Net sales	$54,443	7.0%	$50,867	27.4%	$39,915
Gross profit	22,222	16.0%	19,165	80.7%	10,608
Gross margin	40.8%		37.7%		26.6%
Operating expenses	$13,625	24.0%	$10,986	69.4%	$6,486
Operating expenses as % of sales	25.0%		21.6%		16.2%
Operating income(a)	$8,597	5.1%	$8,179	98.4%	$4,122
Operating margin	15.8%		16.1%		10.3%
(a) At the segment level, operating income (loss) does not include an allocation of general and administrative expenses.

Net sales for fiscal 2020 increased 7.0% to $54.4 million from last year’s net sales of $50.9 million. Operating income increased $0.4 million to $8.6 million in fiscal 2020 compared to $8.2 million in fiscal 2019.

Fiscal 2020 results compared to fiscal 2019 results were primarily driven by the following factors:

•Market conditions. Aerostar's markets are subject to significant fluctuation in demand due to the timing of contract awards and unpredictability surrounding government spending.
•Sales volume. As a result of advancements in Aerostar's radar and stratospheric platforms, the division experienced year-over-year sales growth. In fiscal 2020, the division began delivering on its five-year $36 million radar systems contract and growth in stratospheric platforms was driven by increased sales volume to Loon LLC, a subsidiary of Alphabet Inc.
•Gross margin. For fiscal 2020, gross margin increased 3.1 percentage points compared to the prior fiscal year. The improved profitability was primarily due to increased leverage on higher sales volume and strong margins on aerostat contract deliveries in the fourth quarter.
•Operating expenses. Operating expenses as a percentage of net sales increased 3.4 percentage points compared to the prior year. Fiscal 2020 operating expenses were $13.6 million, or 25.0% of net sales, compared to operating expenses of $11.0 million, or 21.6% of net sales in fiscal 2019. The increase in operating expenses as a percentage of net sales was primarily driven by higher investment in R&D and higher selling expenses as compared to the prior year.

Net sales for fiscal 2019 increased 27.4% to $50.9 million from fiscal 2018 net sales of $39.9 million. Operating income increased $4.1 million to $8.2 million in fiscal 2019 compared to $4.1 million in fiscal 2018.

Fiscal 2019 results compared to fiscal 2018 results were primarily driven by the following factors:

•Market conditions. Aerostar's markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. During fiscal 2019, the division continued to develop its capabilities in the emerging stratospheric balloon market beyond those developed in collaboration with Loon LLC. The division also remained focused on radar products and services and during fiscal year 2019 the division was awarded a new five-year $36 million radar systems contract with the U.S. Naval Air Warfare Center Aircraft Division.
•Sales volume. The increase in sales for the division was driven primarily by higher sales of lighter-than-air products and services. In the first quarter of fiscal 2019 the division divested its client private business. The client private business generated net sales of $0.3 million and $5.6 million in fiscal 2019 and 2018, respectively. Excluding net sales associated with the client private business, the division's net sales increased significantly year-over-year when compared to reported results.
•Gross margin. For fiscal 2019, gross margin increased 11.1 percentage points compared to the prior fiscal year. The improved profitability was primarily due to increased leverage on higher sales volume, strong margins on aerostat contract deliveries and higher utilization of engineering support on service contracts. Given the contract-based nature of this division, gross margin for Aerostar can vary considerably based on the timing and magnitude of contracts.
•Operating expenses. Operating expenses as a percentage of net sales increased 5.4 percentage points compared to the prior year. Fiscal 2019 operating expenses were $11.0 million, or 21.6% of net sales, compared to operating expenses of $6.5 million, or 16.2% of net sales in fiscal 2018. The increase in operating expenses as a percentage of net sales was primarily driven by higher investment in R&D activities as compared to the prior year.

Corporate Expenses (administrative expenses; other income (expense), net; and effective tax rate)

	For the years ended January 31,
(dollars in thousands)	2020	2019	2018
Administrative expenses	$28,025	$31,769	$23,553
Administrative expenses as a % of sales	7.3%	7.8%	6.2%
Other income (expense), net	$95	$6,437	$(184)
Effective tax rate	13.5%	15.7%	30.5%

Administrative expenses decreased $3.7 million in fiscal 2020 compared to fiscal 2019. The prior year included $1.3 million of additional Project Atlas related expenses and a $4.5 million one-time gift to SDSU. Project Atlas related expenses were $2.7 million and $4.0 million in fiscal 2020 and fiscal 2019, respectively. These decreases were partially offset by higher acquisition related expenses for merger and acquisition activity during fiscal 2020.

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

The Company's fiscal 2020 effective tax rate was 13.5% compared to 15.7% in the prior year. The decrease in the effective tax rate for fiscal 2020 was driven primarily by the decrease in current year profitability that resulted in a higher R&D tax credit as a percentage of pre-tax income. For further information regarding the change in effective tax rates, refer to Note 10 "Income Taxes" of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows and credit facility access, will be sufficient to fund the Company's normal operating, investing, and financing activities beyond the next twelve months.

In fiscal 2020, the Company replaced its previous credit facility with a new, three-year, $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. This allows the Company’s total borrowing capacity to reach $200 million. This new credit facility has a maturity date of September 20, 2022.

The Company’s cash balances and cash flows were as follows:

	For the years ended January 31,
(dollars in thousands)	2020	2019	2018
Cash and cash equivalents	$20,707	$65,787	$40,535

	For the years ended January 31,
(dollars in thousands)	2020	2019	2018
Cash provided by operating activities	$54,872	$65,952	$44,961
Cash used in investing activities	(58,609)	(16,444)	(25,675)
Cash used in financing activities	(40,887)	(23,755)	(29,721)
Effect of exchange rate changes on cash and cash equivalents	(456)	(501)	322
Net increase (decrease) in cash and cash equivalents	$(45,080)	$25,252	$(10,113)

Cash and cash equivalents totaled $20.7 million at January 31, 2020, compared to $65.8 million at January 31, 2019, a decrease of $45.1 million. The year-over-year decrease in cash was primarily driven by the acquisition of Smart Ag and the acquisition of a majority ownership in DOT in the fourth quarter of 2020. These acquisitions are more fully described in Note 6 "Acquisitions and Investments in Businesses and Technologies" of these consolidated financial statements.

At January 31, 2020, the Company held cash and cash equivalents of $6.7 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries. As of January 31, 2020, the Company has no deferred tax liability recognized relating to the Company’s investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The TCJA generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and as a result, the accumulated undistributed earnings would only be subject to other taxes, such as withholding taxes and state income taxes, on distribution of such earnings. No additional withholding or income taxes has been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is the Company’s intention for these amounts to continue to be indefinitely reinvested in foreign operations. The Company’s liquidity is not materially impacted by the amount held in accounts outside of the United States as the Company's operating cash flows are primarily driven by U.S. sources.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, employee compensation, and income taxes. Cash provided by operating activities was $54.9 million in fiscal 2020, $66.0 million in fiscal 2019 and $45.0 million in fiscal 2018. The $11.1 million decrease in operating cash flows in fiscal 2020 as compared to fiscal 2019 is primarily due to lower net income. The $21.0 million increase in operating cash flows in fiscal 2019 as compared to fiscal 2018 was primarily due to an increase in net income and relatively stable net working capital requirements.

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

	For the years ended January 31,
(dollars in thousands)	2020	2019	2018
Accounts receivable, net	$62,552	$54,472	$58,532
Plus: Inventories, net	53,899	54,076	55,351
Less: Accounts payable	14,893	8,272	13,106
Net working capital(a)	$101,558	$100,276	$100,777

Annualized net sales(b)	$343,044	$352,088	$383,292
Net working capital percentage(c)	29.6%	28.5%	26.3%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as fourth quarter net sales during the applicable fiscal year multiplied by four.
(c) Net working capital percentage is defined as net working capital divided by annualized sales.
Net working capital percentage deteriorated from 28.5% at January 31, 2019, to 29.6% at January 31, 2020. Net working capital saw a slight increase year-over-year, driven by higher accounts receivable, partially offset by an increase in accounts payable. The year-over-year change in net working capital percentage was driven by stable net working capital levels in combination with the decrease in net sales year-over-year.

Inventory levels were down $0.2 million, or 0.3% from $54.1 million at January 31, 2019, to $53.9 million at January 31, 2020. In comparison, net sales decreased $2.3 million or 2.6% year-over-year in the fourth quarter. The Company believes the underlying inventory balance decreased as a result of the decrease in net sales year-over-year in the fourth quarter. Inventory levels decreased $1.3 million, or 2.3% from $55.4 million at January 31, 2018 to $54.1 million at January 31, 2019, driven by the decrease in sales. In comparison, net sales decreased $7.8 million or 8.1% year-over-year in the fourth quarter.

Accounts receivable levels increased $8.1 million, or 14.8% from $54.5 million at January 31, 2019, to $62.6 million at January 31, 2020. In comparison, net sales decreased $2.3 million or 2.6% year-over-year in the fourth quarter. The increase in accounts receivable was primarily driven by the timing and fulfillment of sales orders during the fourth quarter for Applied Technology and higher unbilled receivables for Aerostar due to timing of billings and fulfillment of certain service contracts. Accounts receivable levels decreased $4.0 million, or 6.9%, from $58.5 million at January 31, 2018, to $54.5 million at January 31, 2019, due primarily to decreased sales volume. In comparison, net sales decreased $7.8 million or 8.1% year-over-year in the fourth quarter.

Accounts payable increased $6.6 million, or 80.0% to $14.9 million at January 31, 2020, from $8.3 million at January 31, 2019. The timing of purchases and related payments in the fourth quarter of fiscal 2020 compared to the fourth quarter of fiscal 2019 led to an increase in the accounts payable balance year-over-year. Accounts Payable decreased $4.8 million, or 36.9%, year-

over-year from $13.1 million at January 31, 2018, to $8.3 million at January 31, 2019, primarily due to timing of payments to suppliers and purchases. In fiscal 2019, accounts payable were actively reduced prior to Engineered Films' go-live on Project Atlas to mitigate the risk of late payment during the cut-over process.
Investing Activities
Cash used in investing activities totaled $58.6 million in fiscal 2020, $16.4 million in fiscal 2019, and $25.7 million in fiscal 2018. Capital expenditures totaled $8.6 million in fiscal 2020 compared to $14.1 million in fiscal 2019 and $12.0 million in fiscal 2018. The primary drivers of the increase in cash outflows in fiscal 2020 were the acquisition of Smart Ag and a majority ownership in DOT. The primary drivers of the decrease in cash outflows in fiscal 2019 were proceeds from the sale of non-core assets and a reduction in cash used for acquisitions.

Management anticipates capital spending of approximately $25 million in fiscal 2021 primarily for facility expansion and capital investments in Engineered Films and Applied Technology to support the growth of Raven Composites™ and Raven Autonomy™.

Financing Activities
Financing activities consumed cash of $40.9 million in fiscal 2020 compared with $23.8 million in fiscal 2019 and $29.7 million in fiscal 2018.

Dividends paid were $18.7 million, $18.8 million and $18.7 million in fiscal years 2020, 2019, and 2018, respectively. Dividends per share were $0.52 in all three years.

In fiscal 2016, the Company began to repurchase common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors. Since that time, the Board has provided additional authorizations bringing the total amount authorized under the plan to $75.0 million at January 31, 2020. The Company made share repurchases throughout fiscal 2020, totaling $10.8 million. Approximately $17.2 million of the total authorization remains available for share repurchases under this plan as of January 31, 2020.

Other Liquidity and Capital Resources
In fiscal 2020, the Company replaced its previous credit facility with a three-year $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. This Credit Agreement is more fully described in Note 11 "Financing Arrangements" of the Notes to the Consolidated Financial Statements. There were no borrowings outstanding for any of the fiscal periods covered by this Form 10-K. Availability under the Credit Agreement for borrowings as of January 31, 2020, was $100 million.

Letters of credit (LOC) totaling $0.1 million and $0.5 million were outstanding at January 31, 2020 and 2019. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

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

The Company launched a company-wide initiative during the third quarter of fiscal 2018 called Project Atlas. This is a strategic and long-term investment to replace the Company’s existing ERP platform. This investment will drive efficiencies across the enterprise, enable faster integration of future acquisitions, automate a significant portion of internal controls, and enhance the Company's execution of its long-term growth strategy. Engineered Films and Aerostar went live on the Company's new ERP platform in fiscal 2020. Applied Technology is expected to go live in the first half of fiscal year 2022. The total project is expected to cost approximately $12 million. The Company recognized $2.7 million of expenses for Project Atlas in fiscal 2020 and $4.0 million in fiscal 2019. Project Atlas spending is expected to be approximately $3.5 million in fiscal year 2021.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of January 31, 2020, the Company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment, financing lease obligations and unconditional purchase obligations, primarily for raw materials. Additionally, the Company's known off-balance sheet debt and other unrecorded obligations at January 31, 2020, are listed in the table below.

(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term notes and credit facility	$453	$85	$143	$225	$—
Financing lease obligations	536	271	244	21	—
Operating leases	4,964	2,406	1,622	366	570
Unconditional purchase obligations	32,264	32,264	—	—	—
Postretirement benefits	16,554	337	693	699	14,825
Acquisition-related contingent payments	3,114	775	2,339	—	—
Contractual Gift Agreement	2,855	715	1,430	710	—
Redeemable noncontrolling interest	20,959	18,048	2,911	—	—
Uncertain tax positions	2,606	—	—	—	—
	$84,305	$54,901	$9,382	$2,021	$15,395
Long-term notes and credit facility
The Company entered into a credit facility on September 20, 2019, with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022. Loan proceeds may be utilized by Raven for strategic business purposes, such as business acquisitions, and for net working capital needs.

The Company is party to a financial assistance agreement (Agreement) between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 over a three year period for costs incurred to develop a cloud-based distribution and service channel for a particular DOT product being developed. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments commencing April 1, 2023, plus interest based on an average bank rate plus three percent, accruing from the payment commencement date. As of January 31, 2020, the Company had received $225 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term borrowings" on the Consolidated Balance Sheets.

Lease obligations
The Company's financing lease obligations are primarily related to vehicles and equipment to support general business operations. Operating leases are primarily related to facilities to support production, R&D, and sales efforts.

Unconditional purchase obligations
Unconditional purchase obligations consist of those for inventory and other obligations that arise in the normal course of business operations. The majority of these are related to the purchase of raw material inventories in the Applied Technology and Engineered Films divisions.

Postretirement benefit obligation
The Company previously provided postretirement medical and other benefits to certain senior executive officers and senior managers. At January 31, 2020, seventeen participants remained eligible to receive postretirement medical and other benefits for their lifetimes. Postretirement benefit amounts presented in the table above represent expected payments on the accumulated postretirement benefit obligation before it is discounted. This benefit obligation is unfunded and is further described in Note 8 "Employee Postretirement Benefits" of the Notes to the Consolidated Financial Statements.

Acquisition-related obligations
The Company has future obligations for earn-out payments associated with the acquisition of SBG, completed in fiscal 2015; CLI, completed in fiscal 2018; and AgSync, completed in fiscal 2019. The total liability recorded on the Consolidated Balance Sheet as of January 31, 2020, related to these future obligations was $2.9 million. These liabilities recorded represent the present value of earn-out payments classified as consideration at the acquisition date.

Contractual gift agreement
The Company has future obligations related to a gift agreement with the South Dakota State University Foundation, Inc. (the Foundation) effective in January 2018. This gift will be used by SDSU, located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum. This facility will assist the Company in further collaboration with faculty, staff, and students on emerging technology in support of the growing need for precision agriculture practices and tools. The Company will make a $5.0 million gift to the Foundation in annual installments throughout the term of the agreement. The liability recorded for this contingency at January 31, 2020, was $2.6 million (measured based on the present value of the expected future cash outflows).

Redeemable noncontrolling interest
Related to the Company’s majority ownership in DOT, the Company has call rights to purchase shares held by the noncontrolling interest shareholders at a price derived from a specific formula. The noncontrolling interest shareholders also have put rights allowing them to sell their minority interest back to the Company at a price derived from a specific formula. Due to the redemption features in these put rights, the minority interest shareholders’ value of shares owned is classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets. At January 31, 2020, redeemable noncontrolling interests were reported at their carrying value of $21.3 million, as the carrying value was greater than the estimated redemption value.

In March 2020, the Company was required to redeem the remaining noncontrolling interest in DOT after the minority interest shareholders exercised their put options. The redeemable amount is $21.0 million, of which $18.0 million is payable within ninety days of the put notice and the remaining $3.0 million is payable in November 2021. The Company has reflected these expected payments in the table above.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $2.6 million at January 31, 2020. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or the applicable tax year is no longer subject to examination by the tax authorities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that require the application of especially challenging, subjective, or complex judgment when valuing assets and liabilities on the Company's balance sheet. These policies and estimates are discussed below because a fluctuation in actual results versus expected results could materially affect operating results and because the policies require significant judgments and estimates to be made. Accounting related to these policies is initially based on best estimates at the time of original entry in the accounting records. Adjustments are periodically recorded when, and if, the Company's actual experience differs from the expectations underlying the estimates. These adjustments could be material if experience were to vary significantly from expectations.

Revenue Recognition
Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring goods or providing services. The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable.

When determining whether the customer has obtained control of the goods or services, the Company considers any future performance obligations. Generally, there is no post-shipment obligation on products sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until the Company has substantially accomplished what it must do to be entitled to the benefits represented by the revenue. Estimated returns, sales allowances, and warranty charges, if applicable, are recorded at the time revenue is recorded.

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

The Company performs impairment reviews of goodwill by reporting unit. For fiscal years 2018 and 2019 the Company determined it had three reporting units: Engineered Films Division; Applied Technology Division; and Aerostar Division. For fiscal year 2020, the Company determined it had four reporting units: Engineered Films, Applied Technology (excluding Autonomy), Autonomy, and Aerostar.

During the annual impairment review process the Company first performs a step zero qualitative impairment assessment over relative events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Although not all inclusive, these events and circumstances assessed include the Company's stock price, macroeconomic conditions, industry and market considerations, change in cost factors and adverse changes in financial performance such as declines in projected revenues, earnings and cash flows. If events and circumstances indicate the fair value of a reporting unit is less than its carrying value, a step one quantitative analysis is performed. The Company also has the option of bypassing the step zero qualitative impairment assessment by proceeding directly to the step one quantitative goodwill impairment test during the annual review process.
In step one of the goodwill impairment analysis (quantitative analysis), the fair value of each reporting unit is determined using a discounted cash flow analysis. If the reporting unit’s carrying value exceeds its fair value, a goodwill impairment loss is recorded for this amount in the current period.
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
Discount rate assumptions for each reporting unit include the Company's estimated weighted average cost of capital, derived using both known and estimated customary market metrics, and management’s assessment of risks inherent to the future cash flows of the respective reporting unit. One of the metrics considered by the Company in its selection of a discount rate is the relevant small company size premium appropriate to the reporting unit for which the valuation is being assessed. Generally, the lower the revenues associated with a reporting unit, the higher the small company premium and the higher the discount rate for that reporting unit. Other factors, such as the optimal capital structure assumed for the reporting unit, will likely result in a different discount rate assumption for each reporting unit being evaluated and may result in the discount rate for each reporting unit varying from year-over-year.
During fiscal 2020 and fiscal 2019 there were no triggering events with respect to any of the Company's reporting units. Based on the Company’s annual qualitative assessment for its reporting units, the Company determined a quantitative analysis was not necessary for fiscal 2020 or fiscal 2019. No goodwill impairment losses were recorded for fiscal 2020 or fiscal 2019.
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
Intangible Assets
Intangible assets are comprised of existing technology, customer relationships, and other definite-lived and indefinite-lived intangible assets. Identifiable intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. The Company typically uses an income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions are inherent in the valuation of intangible assets. The valuation of intangibles takes into consideration other marketplace participants, and includes the amount and timing of future cash flows (including expected growth rates, discount rates, and profitability), royalty rates, customer attrition rates, and product obsolescence factors. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. Significant judgment is required to estimate the value of intangibles and in assigning their respective useful lives. Accordingly, the Company typically engages third-party valuation specialists, who work under the direction of management, to assist in valuing intangible assets acquired.

The Company amortizes definite-lived assets over their estimated useful lives. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and the undiscounted cash flows method.

Estimated useful lives range from three to twenty years. The Company evaluates definite-lived and indefinite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. The Company's estimates of future cash flows attributable to its assets require significant judgment based on the Company's historical and anticipated results. The Company considers various factors that could trigger an impairment review. These factors include the Company's business strategy, negative industry or economic trends, loss of customers, and changes in the manner of how the Company uses its acquired assets.

When the Company determines that the carrying value of the assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure the potential impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. An impairment loss is recognized only if the carrying amount of the asset is not recoverable and exceeds the asset's fair value. Different assumptions and judgments could materially affect the calculation of the fair value of our assets.

Acquired indefinite-lived intangible assets related to in-process R&D are capitalized and subject to impairment testing until completion or abandonment of the projects to which the R&D relates. Upon successful completion of each project, the Company makes a separate determination of useful lives of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful lives of the specific projects. Indefinite-lived intangible assets are subject to an annual assessment for impairment using a fair-value based test.

The Company acquired $31.3 million of in-process R&D intangible assets in business combinations transacted during the fourth quarter of fiscal 2020. These assets are accounted for as indefinite-lived intangible assets. The Company expects the R&D projects related to the in-process R&D intangible assets acquired will be completed in fiscal 2021. The useful lives of the intangible assets acquired will range from seven to ten years.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. The Company's outstanding debt as of January 31, 2020, relates to a long-term note with an outstanding balance of $0.2 million and an immaterial amount of financing lease obligations. The Company does not expect net income or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $5.3 million and $4.1 million at January 31, 2020 and 2019, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Management has assessed effectiveness of the Company's internal control over financial reporting as of January 31, 2020. In making this assessment of effectiveness of internal control over financial reporting, management excluded from this assessment the internal control over financial reporting at Dot Technology Corp., of which a majority ownership was acquired on November 13, 2019. The total assets and operating income of Dot Technology Corp. represent approximately 2% and (4%), respectively, of the Company's related consolidated financial statement amounts as of and for the year ended January 31, 2020.

In making its assessment of effectiveness of internal control over financial reporting, management used the criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, we concluded that, as of January 31, 2020, the Company's internal control over financial reporting was effective at a reasonable assurance level.

The effectiveness of our internal control over financial reporting as of January 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ DANIEL A. RYKHUS	/s/ STEVEN E. BRAZONES
Daniel A. Rykhus	Steven E. Brazones
President and Chief Executive Officer	Vice President and Chief Financial Officer

March 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Raven Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Raven Industries, Inc. and subsidiaries (the "Company") as of January 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions and Investments in Businesses and Technologies — In-Process Research and Development Intangible Assets — Refer to Notes 1 and 6

Critical Audit Matter Description

The Company completed the acquisition of Smart Ag, Inc. and a majority ownership in Dot Technology Corp. (“DOT”) for an aggregate purchase price of approximately $54 million during fiscal 2020. The Company accounted for the acquisitions of these businesses using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets of approximately $31 million for in-process research and development (“IPR&D”). Management estimated the fair value of the IPR&D intangible asset using the multi-period excess earnings method. The fair value determination of the IPR&D intangible asset required management to make significant estimates and assumptions related to the selection of the discount rate and the amount and timing of future cash flows, including expected growth rates, product obsolescence factors, and profitability.

Given the significance of the DOT IPR&D intangible asset and given the fair value determination of the DOT IPR&D intangible asset requires management to make significant estimates and assumptions related to the selection of the discount rate and the amount and timing of future cash flows, including expected growth rates, product obsolescence factors and profitability, performing audit procedures to evaluate the reasonableness of these estimates and assumptions for the DOT IPR&D intangible asset required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s judgments regarding the selection of the discount rate and the amount and timing of future cash flows, including expected growth rates, product obsolescence factors, and profitability for the DOT IPR&D intangible asset included the following, among others:

•We tested the effectiveness of controls over the valuation of the IPR&D intangible asset, including management’s controls over the selection of the discount rate and forecasts of expected growth rates, product obsolescence factors, and profitability.

•We evaluated the reasonableness of management’s forecasts of expected growth rates, product obsolescence factors, and profitability by evaluating the source information and assumptions used by management and by comparing the projections to (1) internal communications to management and the Board of Directors, (2) management’s estimates of market demand including consideration of external market sources, (3) historical order and cost activity, and (4) external information on obsolescence factors of similar assets.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the discount rate by:

–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation.

–Developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 26, 2020

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Raven Industries, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Raven Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2020, of the Company and our report dated March 26, 2020, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dot Technology Corp., of which a majority ownership was acquired on November 13, 2019, and whose financial statements constitute approximately 2% of total assets and (4%) of operating income of the consolidated financial statement amounts as of and for the year ended January 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Dot Technology Corp.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 26, 2020

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands, except per-share amounts)

	As of January 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$20,707	$65,787
Accounts receivable, net	62,552	54,472
Inventories, net	53,899	54,076
Other current assets	5,436	8,736
Total current assets	142,594	183,071

Property, plant and equipment, net	100,850	106,615
Goodwill	106,509	50,942
Intangible assets, net	46,217	16,293
Other assets	7,087	3,324
TOTAL ASSETS	$403,257	$360,245

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,893	$8,272
Accrued liabilities	20,743	23,478
Other current liabilities	2,287	1,303
Total current liabilities	37,923	33,053

Long-term borrowings	225	—
Other liabilities	29,161	18,235
Total liabilities	67,309	51,288

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	21,302	—

Raven Industries, Inc. shareholders' equity
Common stock, $1.00 par value, authorized shares 100,000; issued 67,436 and 67,289 respectively	67,436	67,289
Paid-in capital	61,508	59,655
Retained earnings	302,300	285,969
Accumulated other comprehensive loss	(5,415)	(3,556)
Less treasury stock at cost, 31,665 and 31,332 shares, respectively	(111,183)	(100,402)
Total Raven Industries, Inc. shareholders' equity	314,646	308,955
Noncontrolling interest	—	2
Total shareholders' equity	314,646	308,957
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$403,257	$360,245

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2020	2019	2018
Net sales	$382,530	$406,668	$377,317
Cost of sales	258,783	274,119	255,752
Gross profit	123,747	132,549	121,565

Research and development expenses	31,558	26,174	16,936
Selling, general and administrative expenses	52,250	51,242	45,200
Long-lived asset impairment loss	—	—	259
Operating income	39,939	55,133	59,170

Other income (expense), net	95	6,437	(184)
Income before income taxes	40,034	61,570	58,986

Income tax expense	5,421	9,697	17,967
Net income	34,613	51,873	41,019

Net income (loss) attributable to the noncontrolling and redeemable noncontrolling interest	(583)	79	(3)

Net income attributable to Raven Industries, Inc.	$35,196	$51,794	$41,022

Net income per common share:
Basic	$0.98	$1.44	$1.14
Diluted	$0.97	$1.42	$1.13

Comprehensive income:
Net income	$34,613	$51,873	$41,019

Other comprehensive income (loss):
Foreign currency translation	(994)	(1,045)	1,234
Postretirement benefits, net of income tax (expense) benefit of $251, $(99), and $44, respectively	(865)	342	(131)
Other comprehensive income (loss), net of tax	(1,859)	(703)	1,103

Comprehensive income	32,754	51,170	42,122

Comprehensive income (loss) attributable to noncontrolling and redeemable noncontrolling interest	(583)	79	(3)
Comprehensive income attributable to Raven Industries, Inc.	$33,337	$51,091	$42,125

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Paid-in Capital	Treasury Stock At Cost	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non-controlling Interest	Total Equity	Redeem-able Non-controlling Interest

Balance January 31, 2017	$67,060	$55,795	$(90,402)	$230,649	$(3,676)	$259,426	$5	$259,431	$—
Net income	—	—	—	41,022	—	41,022	(3)	41,019	—
Other comprehensive income, net of income tax	—	—	—	—	1,103	1,103	—	1,103	—
Cash dividends ($0.52 per share)	—	214	—	(18,899)	—	(18,685)	—	(18,685)	—
Director shares issued	26	(26)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	21	(311)	—	—	—	(290)	—	(290)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	17	(254)	—	—	—	(237)	—	(237)	—
Shares repurchased	—	—	(10,000)	—	—	(10,000)	—	(10,000)	—
Share-based compensation	—	3,725	—	—	—	3,725	—	3,725	—
Balance January 31, 2018	67,124	59,143	(100,402)	252,772	(2,573)	276,064	2	276,066	—
Net income	—	—	—	51,794	—	51,794	79	51,873	—
Other comprehensive (loss), net of income tax	—	—	—	—	(703)	(703)	—	(703)	—
Reclassification due to ASU 2018-02 adoption	—	—	—	280	(280)	—	—	—	—
Cash dividends ($0.52 per share)	—	203	—	(18,877)	—	(18,674)	—	(18,674)	—
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	(79)	(79)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	113	(2,750)	—	—	—	(2,637)	—	(2,637)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(892)	—	—	—	(840)	—	(840)	—
Share-based compensation	—	3,951	—	—	—	3,951	—	3,951	—
Balance January 31, 2019	67,289	59,655	(100,402)	285,969	(3,556)	308,955	2	308,957	—
Net income	—	—	—	35,196	—	35,196	(1)	35,195	(582)
Other comprehensive (loss), net of income tax	—	—	—	—	(1,859)	(1,859)	—	(1,859)	—
Business acquisition of less than wholly owned subsidiary (See Note 6)	—	—	—	—	—	—	—	—	24,315
Redemption of noncontrolling interest	—	199	—	—	—	199	—	199	(2,431)
Cash dividends ($0.52 per share)	—	216	—	(18,865)	—	(18,649)	—	(18,649)	—
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	(1)	(1)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	41	(1,069)	—	—	—	(1,028)	—	(1,028)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	106	(2,464)	—	—	—	(2,358)	—	(2,358)	—
Shares repurchased	—	—	(10,781)	—	—	(10,781)	—	(10,781)	—
Share-based compensation	—	4,971	—	—	—	4,971	—	4,971	—
Balance January 31, 2020	$67,436	$61,508	$(111,183)	$302,300	$(5,415)	$314,646	$—	$314,646	$21,302

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$34,613	$51,873	$41,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,770	13,296	12,743
Amortization of intangible assets	2,471	1,827	2,059
Long-lived asset impairment loss	—	—	259
Change in fair value of acquisition-related contingent consideration	412	708	457
Loss from equity investments	—	—	114
Gain from sale of equity method investments	—	(5,785)	—
Deferred income taxes	1,506	953	(787)
Share-based compensation expense	4,971	3,951	3,725
Other operating activities, net	(335)	(2,424)	2,053
Change in operating assets and liabilities	(2,536)	1,553	(16,681)
Net cash provided by operating activities	54,872	65,952	44,961

INVESTING ACTIVITIES:
Capital expenditures	(8,560)	(14,127)	(12,011)
Payments related to business acquisitions, net of cash acquired	(53,317)	(7,671)	(13,267)
Proceeds from sale or maturities of investments	1,170	7,334	250
Purchases of investments	(1,118)	(745)	(273)
Proceeds (disbursements) from sale of assets, settlement of liabilities	3,459	832	(333)
Other investing activities, net	(243)	(2,067)	(41)
Net cash used in investing activities	(58,609)	(16,444)	(25,675)

FINANCING ACTIVITIES:
Dividends paid	(18,650)	(18,753)	(18,685)
Payments for common shares repurchased	(10,781)	—	(10,000)
Proceeds from borrowings	33,593	—	—
Payment of debt	(39,762)	—	—
Payment of acquisition-related contingent liabilities	(1,306)	(1,324)	(408)
Restricted stock units vested and issued	(2,358)	(840)	(237)
Employee stock option exercises net of tax benefit	(1,028)	(2,637)	(290)
Other financing activities, net	(595)	(201)	(101)
Net cash used in financing activities	(40,887)	(23,755)	(29,721)
Effect of exchange rate changes on cash	(456)	(501)	322
Net increase (decrease) in cash and cash equivalents	(45,080)	25,252	(10,113)
Cash and cash equivalents at beginning of year	65,787	40,535	50,648
Cash and cash equivalents at end of year	$20,707	$65,787	$40,535

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per-share amounts)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
Raven Industries, Inc. (the Company or Raven) is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air and aerospace/defense markets. The Company conducts this business through the following direct and indirect subsidiaries: Aerostar International, Inc. (Aerostar); Aerostar Technical Solutions, Inc. (ATS), Aerostar Integrated Systems, LLC (AIS); Dot Technology Corp. (DOT); Raven CLI Construction, Inc.; Raven Engineered Films, Inc.; Raven Slingshot, Inc.; Raven International Holding Company BV (Raven Holdings); Raven Industries Canada, Inc. (Raven Canada); Raven Europe BV (formerly known as SBG Innovatie BV or "SBG"); Raven Industries Australia Pty Ltd (Raven Australia); Raven Industries Holding, LLC, and Raven do Brasil Participacoes E Servicos Technicos LTDA (Raven Brazil). The Company and these subsidiaries comprise three unique operating units, or divisions, classified into three reportable business segments (Applied Technology, Engineered Films, and Aerostar).

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

Business Combinations
The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interest, are recorded at their fair values upon acquisition. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. Independent valuation specialists are used to assist in determining certain fair value calculations. The Company may refine these estimates, if necessary, over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

Significant estimates and assumptions are used in estimating the value of acquired identifiable intangible assets, including estimating future cash flows based on revenues and margins that the Company expects to generate following the acquisition, applying an appropriate discount rate to estimate a present value of those cash flows and determining their useful lives. Subsequent changes to projections driven by actual results following the acquisition date could require the Company to record impairment charges.

Acquisition-related costs are recognized as an expense when incurred and are classified as selling, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Acquisition-related costs incurred were not material for any of the periods presented in this Form 10-K.

Noncontrolling and Redeemable Noncontrolling Interest
Noncontrolling interests represent capital contributions and income and loss attributable to the owners of less than wholly-owned and consolidated entities. Noncontrolling interests in subsidiaries that are redeemable for cash or other assets outside of the Company’s control are classified as mezzanine equity, at the greater of the carrying value or the redemption value, and therefore are not included in either equity or liabilities. The increases or decreases in the estimated redemption amount are recorded with corresponding adjustments to paid-in capital.

The Company owned a 75% interest in a business venture, AIS, to pursue potential product and support services contracts through U.S. government agencies. The Company acquired the remaining 25% noncontrolling interest of AIS in the fourth quarter of fiscal year 2020 at an immaterial additional cost to the company. This business venture is included in the Aerostar segment.

(Dollars in thousands, except per-share amounts)
The Company acquired a majority ownership in DOT in the fiscal 2020 fourth quarter. The majority ownership in DOT is further described in Note 6 "Acquisitions and Investments in Businesses and Technologies," and aligns under the Applied Technology segment. The acquisition provides various put options that, if exercised by the noncontrolling interest shareholders, would obligate the Company to purchase the remaining 36% of the outstanding DOT shares as of January 31, 2020, at a price derived from a specific formula. Due to the redemption features, the minority interest shareholders’ value is classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets. At January 31, 2020, redeemable noncontrolling interests were reported at their carrying value of $21,302 versus the redemption value, as the carrying value was greater than the estimated redemption value.

Given the Company's controlling financial interest, the accounts of AIS and DOT have been consolidated with the accounts of the Company, and a noncontrolling interest has been recorded for the noncontrolling investor's interests in the net assets and operations of the business venture.

Related Party Transactions
Following the acquisition of DOT, the Company sold products to, paid rent to, and purchased services for manufacturing, R&D, selling, and administration from a business owned by a minority interest shareholder of DOT. The total of these related party transactions was $3,176 for fiscal 2020, of which $409 was reported in accounts payable at January 31, 2020.

Equity Investments
The Company owned an interest of approximately 5% in Ag-Eagle Aerial Systems, Inc. (AgEagle) before being sold for an immaterial gain in fiscal year 2019. The Company accounted for its investment in AgEagle under the equity method of accounting as the Company had the ability to exercise significant influence over the operating policies of AgEagle; however the Company was not the primary beneficiary. In April 2017, the Company determined the investment in AgEagle and the related customer relationship intangible asset were fully impaired. The resulting accelerated equity method investment loss and impairment loss recorded were not material to the Company.

The Company owned an interest of approximately 22% in Site-Specific Technology Development Group, Inc. (SST) before being sold in fiscal year 2019. The Company's proceeds from the sale of its ownership interest in SST were $6,556 and was reported as "Proceeds from sale or maturity of investments" in the Consolidated Statements of Cash Flows in fiscal year 2019. The Company recognized a gain of $5,785 from the sale reported as "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income for the fiscal year ended January 31, 2019. This amount included a fifteen percent hold-back provision held in an escrow account which was collected in fiscal 2020.

The Company's share of the results of AgEagle and SST operations are included in "Other income (expense), net" for fiscal years 2019 and 2018.

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

Foreign Currency
The Company's subsidiaries that operate outside the United States use the local currency as their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the Consolidated Statements of Income and Comprehensive Income. Adjustments resulting from financial statement translations are included as foreign currency translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity in the Consolidated Balance Sheets. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency transaction gains and losses were not material for fiscal years 2020 and 2019. Foreign currency transaction gains or losses on intercompany notes receivable and notes payable denominated in foreign currencies for which settlement is not planned in the foreseeable future are considered part the net investment and are reported in the same manner as foreign currency translation adjustments.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking and money market funds. Certificates of deposit that mature in over 90 days but less than one year are considered short-term investments. Certificates of deposit that mature in

(Dollars in thousands, except per-share amounts)
one year or more are considered to be other long-term assets and are carried at cost. The Company held cash and cash equivalents in accounts in the United States of $14,003 and $61,221 as of January 31, 2020 and 2019, respectively. The Company held cash and cash equivalents in accounts outside the United States of $6,704 and $4,566 as of January 31, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and are considered past due based on invoice terms. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses. This is based on historical write-off experience by segment and an estimate of the collectability of past due accounts. Unbilled receivables arise when revenues have been earned, but not billed, and are related to differences in timing. Unbilled receivables were $6,954 and $1,391 as of January 31, 2020 and 2019, respectively.

Inventory Valuation
Inventories are carried at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Pre-Contract Costs
From time to time, pre-contract costs, excluding start-up costs which are expensed as incurred, are incurred and deferred if the Company determines that it is probable it will be awarded the specific anticipated contract. Deferred pre-contract costs are included in "Inventories, net" on the Consolidated Balance Sheets and periodically reviewed and assessed for recoverability under the contract. Write-offs of pre-contract costs are charged to cost of sales when it becomes probable that such costs will not be recoverable. No pre-contract costs were included in "Inventories, net" on the Consolidated Balance Sheets at January 31, 2020 or 2019. Additionally, there were no pre-contract costs written-off in fiscal years 2020, 2019 or 2018.

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

Leases
The Company adopted the new lease accounting standard, "Accounting Standards Codification Topic 842 Leases (ASC 842)" using the modified retrospective basis for all agreements existing as of February 1, 2019 as described further below under Accounting Standards Adopted. Results for reporting periods beginning after January 31, 2019, are presented under ASC 842 while prior period amounts continue to be reported in accordance with legacy lease guidance.

The Company recognizes a right-of-use asset and lease liability for all financing and operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. The right-of-use assets are amortized on a straight-line basis over the lease term, and are tested for impairment in a manner consistent with the other long-lived assets held by the Company.

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

(Dollars in thousands, except per-share amounts)
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

The Company's financial assets required to be measured at fair value on a recurring basis include cash and cash equivalents, short-term investments and mutual funds. The Company determines fair value of its cash equivalents, short-term investments and mutual funds through quoted market prices. Mutual funds relate to the Company's deferred compensation plan further described within Note 8 "Employee Postretirement Benefits." The fair values of accounts receivable and accounts payable approximate their carrying values because of the short-term nature of these instruments.

The Company's goodwill and long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Fair value measurements associated with goodwill and long-lived assets are further described in Note 7 "Goodwill, and Long-Lived Assets."

For all acquisitions, the Company is required to measure the fair value of the net identifiable tangible and intangible assets acquired. In addition, the Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Fair value measurements associated with acquisitions, including acquisition-related contingent liabilities, are described in Note 6 "Acquisitions and Investments in Businesses and Technologies."

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

The Company acquired in-process R&D intangible assets in business combinations transacted during the fourth quarter of fiscal year 2020. These assets are accounted for as indefinite-lived intangible assets and will be amortized when the R&D project is completed or abandoned. Upon completion of each project, a determination of the useful life of the acquired intangible assets is made and they are amortized to expense. These assets are classified as "Intangible assets, net" on the Consolidated Balance Sheets. These assets are reported at fair value based on the discounted probable future cash flows on a project-by-project basis and are subject to at least an annual assessment for impairment going forward.

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

(Dollars in thousands, except per-share amounts)
and are compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, a goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit.

When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques, primarily discounted cash flow projections, using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).
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

(Dollars in thousands, except per-share amounts)
the Company’s revenues. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.

The Company uses an input measure to determine progress towards completion for revenue generated from products and services transferred to customers over time. Under this method, net sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract, and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. For performance obligations related to service contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.

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

Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

Cost of sales	Research and development (R&D) expenses	Selling, general, and administrative (SG&A) expenses
Direct material costs Material acquisition and handling costs Direct labor Factory overhead including depreciation and amortization Inventory obsolescence Product warranties Shipping and handling cost	Personnel costs Professional service fees Material and supplies Facility allocation	Personnel costs Professional service fees Advertising Promotions Information technology equipment depreciation Office supplies Facility allocation Bad debt expense
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

(Dollars in thousands, except per-share amounts)
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

Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2020 fourth quarter, the Company early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2018-18, "Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606" (ASU 2018-18), issued in November 2018. The amendments in ASU 2018-18 clarify that certain transactions between participants in collaborative arrangements should be accounted for as revenue under Topic 606, "Revenue from Contracts with Customers," and precludes certain transactions that are not with a customer from using Topic 606. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments should be applied retrospectively to the date Topic 606 was adopted. Raven typically does not receive consideration as part of a collaborative arrangement and thereby does not qualify for ASC 606 treatment. However, in instances where consideration is being exchanged for a distinct good or service (unit of account), Raven has naturally elected to apply ASC 606. As such, there was no impact from the adoption of the amendments of ASU 2018-18.

In the fiscal 2020 first quarter, the Company adopted FASB ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02), issued in February 2016 and the subsequently-issued codification improvements to Topic 842. The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and liabilities by lessees for leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize a lease liability (to make lease payments) and a right-of-use asset (representing its right to use the underlying asset for the lease term) on the balance sheet with terms greater than 12 months. The Company adopted ASU 2016-02 on a modified retrospective basis for all agreements existing as of February 1, 2019. Prior comparative periods have not been adjusted and continue to be reported and disclosed under previous lease guidance. This adoption did not have a material impact to the Company. As of February 1, 2019, the Company recognized a right-of-use asset for finance leases and operating leases of $233 and $3,807, respectively and a current and non-current lease liability of $1,446 and $2,571, respectively. As part of the adoption of ASU 2016-02, the Company elected the following practical expedient: short-term recognition exemption for all leases that qualify. Note disclosures required in Topic 842 are reported in Note 12 "Leases" of the Notes to the Consolidated Financial Statements in this Form 10-K.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13). Current GAAP generally delays recognition of the full amount of credit losses until the loss is probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new standard is effective for annual reporting periods beginning after December 15, 2019. All entities may elect to early adopt ASU 2016-13 for annual reporting periods beginning after December 15, 2018. The adoption of ASU 2016-13 is not expected to have a significant impact on the Company's consolidated financial statements or its note disclosures.

(Dollars in thousands, except per-share amounts)
NOTE 2 SELECTED BALANCE SHEET INFORMATION
Following are the components of selected balance sheet items:

	As of January 31,
	2020	2019
Accounts receivable, net:
Trade accounts	$56,978	$53,820
Unbilled receivables	6,954	1,391
Allowance for doubtful accounts	(1,380)	(739)
	$62,552	$54,472
Inventories, net:
Finished goods	$6,309	$7,629
In process	3,287	1,103
Materials	44,303	45,344
	$53,899	$54,076
Other current assets:
Insurance policy benefit	$38	$336
Federal income tax receivable	1,370	1,045
Receivable from sale of investment	—	1,055
Prepaid expenses and other	4,028	6,300
	$5,436	$8,736
Property, plant and equipment, net(a):
Land	$3,117	$3,234
Buildings and improvements	80,330	81,381
Machinery and equipment	158,354	155,463
Financing lease right-of-use assets	881	—
Accumulated depreciation	(141,832)	(133,724)
	100,850	106,354
Property, plant and equipment subject to capital leases:
Machinery and equipment	—	510
Accumulated amortization for capitalized leases	—	(249)
	$100,850	$106,615
Other assets:
Equity investments	$1,289	$345
Operating lease right-of-use assets	4,275	—
Deferred income taxes	16	16
Other	1,507	2,963
	$7,087	$3,324
Accrued liabilities:
Salaries and related	$4,188	$8,244
Benefits	5,339	4,751
Insurance obligations	1,680	1,963
Warranties	2,019	890
Income taxes	293	328
Other taxes	1,734	2,434
Acquisition-related contingent consideration	763	1,796
Lease liability	2,530	—
Other	2,197	3,072
	$20,743	$23,478
Other liabilities:
Postretirement benefits	$8,741	$7,678
Acquisition-related contingent consideration	2,171	2,376
Lease liability	2,627	—
Deferred income taxes	7,080	1,659
Uncertain tax positions	2,606	2,670
Other	5,936	3,852
	$29,161	$18,235

(a) Includes assets held for use and assets held for sale. The amount of assets held for sale as of January 31, 2020, and January 31, 2019, were not material.

(Dollars in thousands, except per-share amounts)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders' equity but are excluded from net income. The changes in the components of accumulated other comprehensive income (loss) (AOCI) are shown below:

	Cumulative foreign currency translation adjustment	Postretirement benefits	Total
Balance at January 31, 2018	$(1,193)	$(1,380)	$(2,573)
Other comprehensive (loss) before reclassifications	(1,045)	—	(1,045)
Reclassification due to ASU 2018-02 adoption	—	(280)	(280)
Amounts reclassified from accumulated other comprehensive income (loss) after tax expense of $(99)	—	342	342
Balance at January 31, 2019	(2,238)	(1,318)	(3,556)
Other comprehensive (loss) before reclassifications	(994)	—	(994)
Amounts reclassified from accumulated other comprehensive income (loss) after tax benefit of $251	—	(865)	(865)
Balance at January 31, 2020	$(3,232)	$(2,183)	$(5,415)

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

NOTE 4	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2020	2019	2018
Changes in operating assets and liabilities:
Accounts receivable	$(9,118)	$3,938	$(7,014)
Inventories	891	1,092	(11,062)
Prepaid expenses and other assets	2,092	(2,440)	(2,445)
Accounts payable	5,493	(4,517)	1,280
Accrued and other liabilities	(1,894)	3,480	2,560
	$(2,536)	$1,553	$(16,681)

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,377	$8,225	$19,854
Interest paid	267	227	186

Significant non-cash transactions:
Capital expenditures and other intangibles included in accounts payable and other liabilities	$740	$655	$418
Redeemable noncontrolling interest included in other liabilities	2,224	—	—
Assets acquired under capital leases	—	38	79
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$435	$—	$—
Operating leases	1,924	—	—

(Dollars in thousands, except per-share amounts)

NOTE 5	REVENUE

Nature of goods and services
The Company is comprised of three unique operating divisions, classified into reportable business segments: Applied Technology, Engineered Films, and Aerostar. The following is a description of principal activities, separated by segment, from which the Company generates revenue. Service revenues and contract losses are not material and are not separately disclosed. Furthermore, the Company primarily acts as a principal in transactions and recognizes revenue on a gross basis for which it is entitled from its customers.

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

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services. The majority of transactions within Engineered Films are considered non-customized product-only sales. The Company accounts for each product separately, as each is a distinct performance obligation from which the customer derives benefit. The stand-alone selling prices are determined based on the prices at which the Company charges other customers for similar products in similar circumstances. In the normal course of business, the customer agrees to a fixed price and revenue is recognized when control has transferred to the customer.

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

Aerostar
Aerostar serves the aerospace and defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric platforms, technical services, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar pursues product and support services contracts with U.S. government agencies. Product sales to customers for which the division does not continuously transfer control are recognized based on a point-in-time. Contracts with customers which include elements of service, and are considered to be single performance obligations, are recognized over time. The stand-alone selling prices are determined based on the prices at which the Company charges other customers for similar products or services in similar circumstances. In the normal course of business the customer agrees to a fixed price. For revenues recognized at a point-in-time, the Company recognizes revenue when control has transferred to the customer. Certain lighter-than-air contracts are recognized over time using the cost incurred input method. The remaining transactions are recognized over time applying an output method, such as units delivered, to measure progress.

Disaggregation of Revenues
In the following table, revenue is disaggregated by major product category and geography as the Company believes these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. The table also includes a reconciliation of the disaggregated revenue for all segments.

(Dollars in thousands, except per-share amounts)

	Revenue by Product Category
	For the year ended January 31, 2020
	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$36,535	$—	$36,535
International	—	—	52	—	52
Plastic Films & Sheeting
Domestic	—	187,087	—	(90)	186,997
International	—	10,632	—	—	10,632
Precision Agriculture Equipment
Domestic	99,137	—	—	(2)	99,135
International	31,323	—	—	—	31,323
Other
Domestic	—	—	17,731	—	17,731
International	—	—	125	—	125
Totals	$130,460	$197,719	$54,443	$(92)	$382,530

	For the year ended January 31, 2019
	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$37,866	$—	$37,866
International	—	—	932	—	932
Plastic Films & Sheeting
Domestic	—	208,882	—	(512)	208,370
International	—	17,692	—	—	17,692
Precision Agriculture Equipment
Domestic	100,051	—	—	(10)	100,041
International	29,698	—	—	—	29,698
Other
Domestic	—	—	12,062	—	12,062
International	—	—	7	—	7
Totals	$129,749	$226,574	$50,867	$(522)	$406,668

	For the year ended January 31, 2018
	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$24,956	$—	$24,956
International	—	—	93	—	93
Plastic Films & Sheeting
Domestic	—	201,330	—	(584)	200,746
International	—	11,968	—	—	11,968
Precision Agriculture Equipment
Domestic	95,249	—	—	—	95,249
International	29,439	—	—	—	29,439
Other
Domestic	—	—	14,810	—	14,810
International	—	—	56	—	56
Totals	$124,688	$213,298	$39,915	$(584)	$377,317
(a) Intersegment sales for fiscal years 2020, 2019 and 2018 were primarily sales from Engineered Films to Aerostar.

(Dollars in thousands, except per-share amounts)
Contract Balances
Contract balances include contract assets and contract liabilities that are recorded when the Company enters into a contract with a customer. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed (unbilled receivables) at the reporting date, or retainage provisions on billings that have been issued. Contract assets are converted to receivables when the right to collect becomes unconditional. The Company's contract assets reported at January 31, 2020 and 2019 primarily relate to Engineered Films' geomembrane installation services and service contracts for Aerostar's lighter-than air products and radar processing systems. Contract assets are reported in "Accounts receivable, net" in the Consolidated Balance Sheets.

Contract liabilities consist of customer advances and deferred revenue. Contract liabilities primarily relate to consideration received from customers prior to transferring goods or services to the customer. Contract liabilities are reported in "Other current liabilities" in the Consolidated Balance Sheets.

The changes in contract assets and liabilities were as follows:

	January 31, 2020	January 31, 2019	$ Change	% Change
Contract assets	$7,525	$2,027	$5,498	271.2%

Contract liabilities	$2,288	$1,303	$985	75.6%

During the twelve months ended January 31, 2020, the Company’s contract assets increased by $5,498 and contract liabilities increased by $985, primarily as a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. The Company's contract assets at January 31, 2020, are primarily unbilled receivables that will be invoiced in first quarter of next year. The Company's contract liabilities at January 31, 2020, include customer advances that will substantially all convert to revenue recognized during the next fiscal year. Due to the short-term nature of the Company’s contracts, substantially all of the contract assets that existed as of January 31, 2019, were converted to accounts receivable. In addition the Company's contract liabilities that existed as of January 31, 2019, were recognized as revenue during fiscal 2020.

Remaining performance obligations
As of January 31, 2020, the Company has no remaining performance obligations related to customer contracts that had an original expected duration of one year or more.

NOTE 6	ACQUISITIONS AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2020 acquisitions
On November 1, 2019, the Company acquired Smart Ag. Smart Ag is a technology company located in Ames, Iowa, that develops autonomous farming solutions for agriculture. Smart Ag currently offers aftermarket retrofit kits to automate farm equipment as well as a platform to connect, manage, and safely operate autonomous agricultural machinery.

On November 13, 2019, the Company acquired a majority ownership in Dot Technology Corp. (DOT). Simultaneously with acquiring this majority ownership, the Company contributed cash to DOT in exchange for additional equity, making the majority ownership percentage in DOT 60% when the transaction closed. DOT is located in Regina, Saskatchewan, Canada, and designs autonomous agriculture solutions and manufactures a unique U-shaped agriculture platform to semi-autonomously handle a large variety of agriculture implements.

Both acquisitions will align under the Company's Applied Technology Division and will complement the division's suite of precision ag products and solutions. The aggregate purchase price was approximately $54,000, excluding the noncontrolling interest. Including the noncontrolling interest, $56,022 of the purchase price was allocated to goodwill. Identifiable intangible assets acquired of $31,800 were primarily indefinite-lived intangible assets for in-process R&D. Amortization of these indefinite-lived intangible assets will start when the current in-process R&D project is complete and the product is commercialized, which is expected to occur in fiscal 2021. Amortization of the indefinite-lived intangibles will be on a straight-line basis over the remaining estimated useful lives of these assets. The Company expects the useful lives will range from seven to ten years.

(Dollars in thousands, except per-share amounts)
The purchase accounting for these acquisitions was substantially complete except for the final valuation of intangible assets and deferred income taxes, as of January 31, 2020, and any adjustments to the purchase accounting will be made within twelve months of the acquisition date.
The aggregate purchase price for these acquisitions was allocated to the estimated fair value of assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$833
Accounts receivable, net	5
Inventory	963
Other current assets	279
Property, plant and equipment, net	376
Goodwill	56,022
Intangible assets, net	31,800
Other long-term assets	1,394
Deferred income taxes	(4,158)
Accounts payable and other current liabilities	(1,462)
Debt, including lease liabilities for operating leases	(7,587)
Fair value of consideration transferred, including noncontrolling interest	78,465
Less: redeemable noncontrolling interest	24,315
Fair value of purchase price consideration transferred, excluding noncontrolling interest	$54,150

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been completed at the beginning of fiscal 2019 (unaudited):

(Unaudited)
	For the years ended January 31,
	2020	2019
Net sales	$383,418	$406,886
Net income attributable to Raven Industries, Inc.	$29,685	$48,210

Earnings per common share
Basic	$0.82	$1.34
Diluted	$0.82	$1.32

These unaudited pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that were not material in nature. The pro forma information does not purport to be indicative of the results of operations that would have resulted had these business combinations occurred at the beginning of each period presented, or of future results of the consolidated entities. Post-acquisition, these acquisitions contributed zero revenues and reduced fiscal 2020 net income attributable to Raven by $2,279.

Fiscal year 2019 acquisition
On January 1, 2019, the Company completed the acquisition of substantially all of the assets ("AgSync Acquisition") of AgSync Inc. (AgSync), an Indiana corporation, headquartered in Wakarusa, Indiana. This acquisition was aligned under the Company’s Applied Technology Division and enhanced its Slingshot platform by delivering a more seamless logistics solution for ag retailers, aerial applicators, custom applicators and enterprise farms. The AgSync Acquisition constitutes a business and as such was accounted for as a business combination; however, the business combination was not significant enough to warrant pro-forma financial information.

The purchase price was approximately $9,700 which included potential earn-out payments with an estimated fair value of $2,052. The earn-out is contingent upon achieving certain revenue milestones. The purchase price of the business acquired was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of the identifiable assets acquired and liabilities assumed is reflected as goodwill, which is fully tax deductible. The Company completed the valuation and the purchase price allocation during the first quarter of fiscal 2020. This resulted in an adjustment in the fiscal 2020 first quarter that increased the purchase price and the estimated fair value of the

(Dollars in thousands, except per-share amounts)
contingent earn-out payments by approximately $300. The goodwill and identifiable intangible assets recorded as part of the purchase price allocation at January 31, 2020, were $4,526 and $5,700, respectively.

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

Acquisition-related contingent consideration
The Company has contingent liabilities related to the prior acquisitions of AgSync, as well as the prior acquisitions of CLI in September 2017, SBG in May 2014 and ATS in January 2012. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	For the years ended January 31,
	2020	2019
Beginning balance	$4,172	$3,046
Fair value of contingent consideration acquired	310	1,742
Change in fair value of the liability	412	708
Contingent consideration earn-out paid	(1,960)	(1,324)
Ending balance	$2,934	$4,172

Classification of liability in the Consolidated Balance Sheets
Accrued Liabilities	$763	$1,796
Other Liabilities, long-term	2,171	2,376
Ending balance	$2,934	$4,172

As part of the AgSync Acquisition in the prior fiscal year, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of January 31, 2020.

Related to the CLI Acquisition in fiscal 2018, the Company is committed to making additional earn-out payments, not to exceed $2,000, calculated and paid annually three years after the purchase date, contingent upon achieving certain revenues and operational synergies. As of January 31, 2020, the Company has paid a total of $1,333 of this potential earn-out liability.

In connection with the acquisition of SBG, Raven is committed to making additional earn-out payments, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. As of January 31, 2020, the Company has paid a total of $2,237 of this potential earn-out liability.

(Dollars in thousands, except per-share amounts)
Related to the acquisition of ATS in 2012, the Company is committed to making annual payments based upon earn-out percentages on specific revenue streams for seven years after the purchase date. The Company made the final payment in the first quarter of fiscal 2020 and has no further contingent obligations related to acquisition of ATS.

NOTE 7	GOODWILL AND LONG-LIVED ASSETS

Goodwill
For goodwill, the Company performs impairment reviews by reporting unit. For fiscal 2019, the Company determined it had three reporting units: Applied Technology, Engineered Films, and Aerostar. In fiscal 2020, the Company determined it had added a fourth reporting unit related to the acquisition of Smart Ag and the acquisition of a majority ownership in DOT: Autonomy.

The changes in the carrying amount of goodwill by reporting unit are shown below:

	Applied Technology (excluding Autonomy)	Autonomy	Engineered Films	Aerostar	Total
Balance at January 31, 2018	$12,741	$—	$33,232	$737	$46,710
Additions due to business combinations	4,559	—	—	—	4,559
Divestiture of business	—	—	—	(103)	(103)
Foreign currency translation adjustment	(224)	—	—	—	(224)
Balance at January 31, 2019	17,076	—	33,232	634	50,942
Additions due to business combinations	(33)	56,022	—	—	55,989
Foreign currency translation adjustment	(100)	(322)	—	—	(422)
Balance at January 31, 2020	$16,943	$55,700	$33,232	$634	$106,509

Goodwill gross and net of accumulated impairment losses were as follows:

	As of January 31,
	2020	2019
Gross goodwill	$118,006	$62,439
Accumulated impairment loss	(11,497)	(11,497)
Net goodwill	$106,509	$50,942

Goodwill is tested for impairment on an annual basis and between annual tests whenever a triggering event indicates there may be an impairment. The annual impairment tests were completed for each reporting unit in the fourth quarter based on a November 30th valuation date.

Fiscal 2020 & 2019 Goodwill Impairment Testing
In fiscal 2020 and 2019 no triggering events were deemed to have occurred in any of the quarterly periods and no impairments were recorded as a result of the annual impairment testing. In its annual impairment testing, the Company concluded a quantitative analysis was not required for any of its reporting units based on the Company's qualitative analysis.

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

(Dollars in thousands, except per-share amounts)
value of the Aerostar reporting unit exceeded the reporting unit carrying value by approximately $11,600 or approximately 41%, as such there were no goodwill impairment losses reported in the year ended January 31, 2018.

Intangible Assets
The following table provides the gross carrying amount for intangible assets and the related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2020			2019
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,190	$(7,706)	$1,484	$9,203	$(7,216)	$1,987
Customer relationships	16,067	(6,868)	9,199	15,791	(5,508)	10,283
Patents and other intangibles	6,678	(2,444)	4,234	5,908	(1,885)	4,023
In-process research and development(a)	31,300	—	31,300	—	—	—
Total	$63,235	$(17,018)	$46,217	$30,902	$(14,609)	$16,293
(a) Refer to Note 6 "Acquisitions and Investments in Businesses and Technologies" for a more detailed description of these indefinite-lived intangible assets acquired in business combinations in fiscal 2020.

The estimated future amortization expense for these definite-lived intangible assets during the next five years is as follows:

	2021	2022	2023	2024	2025
Estimated amortization expense	$2,497	$2,443	$2,334	$1,852	$1,824

The estimated future amortization expense table above does not reflect the expected amortization associated with indefinite-lived in-process R&D assets acquired in business combinations during fiscal 2020. Amortization of these indefinite-lived intangible assets will start upon completion of the current R&D projects, which is expected to occur in fiscal year 2021, on a straight-line basis over their remaining estimated useful life. The applicable table will be updated at such time these intangible assets are placed into service.

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

Fiscal 2020 & 2019 Long-lived Assets Impairment Assessment
The Company did not identify any triggering events for any of its asset groups during fiscal 2020 and 2019 and as such there were no impairment losses reported in the year ended January 31, 2020 or 2019, for any of the Company's long-lived assets.

Fiscal 2018 Long-lived Assets Impairment Assessment
During first quarter of fiscal 2018, the Company determined the customer relationship intangible asset related to the AgEagle investment was fully impaired. This impairment is more fully described in Note 1 "Significant Accounting Policies." The Company did not identify any additional triggering events for any of its asset groups for the remainder of fiscal 2018.

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

Total contribution expense was $3,696, $3,006, and $2,263 for fiscal 2020, 2019, and 2018, respectively.

Deferred compensation plan
Effective January 1, 2018, the Company established a section 409A non-qualified deferred compensation plan (the "Plan") and associated rabbi trust for participants approved by the Board of Director's Personnel and Compensation Committee. The purpose of the deferred compensation plan is to attract and retain key employees by providing them with an opportunity to defer a portion of their compensation. The Plan's rabbi trust is funded from the participant's deferred compensation as the Company does not contribute or match participant contributions. Any assets held in rabbi trust are part of the Company's general assets and are subject to creditor's claims. The Company's common stock is not an investment option under this Plan as all contributions to the rabbi trust are invested in open-end mutual funds registered with the Securities and Exchange Commission based on the participant's investment elections.

The Company reports these financial instruments at fair value using level 1 observable inputs and are primarily classified as long term assets and reported as "Other assets" in the Consolidated Balance Sheets. The fair value of the liability and financial instruments held were $1,363 and $1,358, respectively at January 31, 2020. The fair value of the liability and financial instruments held at January 31, 2019 were not material. Changes in the fair value of these financial instruments, realized gains and losses, dividends, and interest income were reported in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income and were not material for fiscal years 2020 and 2019.

Defined benefit postretirement plan
In addition, the Company provides postretirement medical and other benefits to certain senior executive officers and senior managers. These plan obligations are unfunded and therefore have no assets as of January 31, 2020, and 2019. The accumulated benefit obligation is as follows:

	For the years ended January 31,
	2020	2019
Benefit obligation at beginning of year	$8,001	$8,571
Service cost	27	28
Interest cost	333	316
Actuarial (gain) loss and assumption changes	1,053	(473)
Retiree benefits paid	(341)	(441)
Benefit obligation at end of year	$9,073	$8,001

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

(Dollars in thousands, except per-share amounts)
The following tables set forth the plan's pre-tax adjustment to accumulated other comprehensive income/loss:

	For the years ended January 31,
	2020	2019
Amounts not yet recognized in net periodic benefit cost:
Net actuarial loss	$3,070	$2,114
Prior service cost	(253)	(413)
Total pre-tax accumulated other comprehensive loss	$2,817	$1,701

Pre-tax accumulated other comprehensive loss - beginning of year related to benefit obligation	$1,701	$2,142
Reclassification adjustments recognized in benefit cost:
Recognized net (loss)	(97)	(128)
Amortization of prior service cost	160	160
Amounts recognized in AOCI during the year:
Net actuarial (gain) loss	1,053	(473)
Pre-tax accumulated other comprehensive loss - end of year related to benefit obligation	$2,817	$1,701

The net actuarial loss for fiscal year 2020 was the result of a decrease in the discount rate by 111 basis points. The mortality assumptions and claims experience were also updated and were favorable to the benefit obligation at January 31, 2020 by approximately $400. The net actuarial gain for fiscal year 2019 was the result of an increase in the discount rate by 50 basis points and unfavorable medical cost trends. The liability and net periodic benefit cost reflected in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income were as follows:

	For the years ended January 31,
	2020	2019
Beginning liability balance	$8,001	$8,571
Net periodic benefit cost	297	312
Other comprehensive (gain) loss	1,116	(441)
Total recognized in net periodic benefit cost and other comprehensive income	1,413	(129)
Retiree benefits paid	(341)	(441)
Ending liability balance	$9,073	$8,001

Current portion in accrued liabilities	$332	$323
Long-term portion in other liabilities	$8,741	$7,678

Assumptions used to calculate benefit obligation:
Discount rate	3.14%	4.25%
Rate of compensation increase	4.00%	4.00%
Health care cost trend rates:
Health care cost trend rate assumed for next year	6.17%	6.33%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2030
Assumptions used to calculate the net periodic benefit cost:
Discount rate	4.25%	3.75%
Rate of compensation increase	4.00%	4.00%

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years.

(Dollars in thousands, except per-share amounts)
The Company expects to make $337 in postretirement medical and other benefit payments in fiscal 2021. The following postretirement other than pension benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	2021	2022	2023	2024	2025	2026 - 2030
Expected postretirement medical and other benefit payments	$337	$344	$349	$350	$349	$1,864

NOTE 9	WARRANTIES

Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2020	2019	2018
Beginning balance	$890	$1,163	$1,547
Change in provision	3,326	1,449	1,762
Settlements made	(2,197)	(1,722)	(2,146)
Ending balance	$2,019	$890	$1,163

NOTE 10	INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2020	2019	2018
Tax at U.S. federal statutory rate	21.0%	21.0%	33.8%
Impact of the Tax Cuts and Jobs Act	—	—	(0.1)
State and local income taxes, net of U.S. federal tax benefit	0.8	1.7	1.6
Tax credit for research activities	(4.6)	(2.3)	(1.8)
Tax benefit on qualified production activities	—	—	(3.0)
Tax benefit from foreign-derived intangible income	(1.1)	(0.8)	—
Tax benefit on insurance premiums	(1.2)	(0.8)	(1.3)
Change in uncertain tax positions	0.3	—	0.1
Foreign tax rate difference	—	0.1	—
Impact of settlement of stock-based awards	(3.3)	(2.4)	1.2
Change in valuation allowances	0.8	—	—
Other, net	0.8	(0.8)	—
Effective Tax Rate	13.5%	15.7%	30.5%

The decrease in the effective tax rate for fiscal 2020 was driven primarily by the decrease in current year profitability that resulted in a higher R&D tax credit as a percentage of pre-tax income.

The decrease in the effective tax rate for fiscal 2019 compared to fiscal 2018 was primarily due to the decrease in the federal statutory tax rate pursuant to the TCJA and the recognition of net favorable discrete tax items.

(Dollars in thousands, except per-share amounts)
The expense (benefit) for income taxes consists of:

	For the years ended January 31,
	2020	2019	2018
Current expense (benefit):
Federal	$3,401	$6,910	$17,057
State	416	1,099	1,549
Foreign	98	735	148
	3,915	8,744	18,754
Deferred expense (benefit):
Federal	1,271	1,018	(613)
State	204	73	(13)
Foreign	31	(138)	(161)
	1,506	953	(787)
Income tax expense	$5,421	$9,697	$17,967

Deferred Tax Assets (Liabilities)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2020	2019
Deferred tax assets:
Accounts receivable	$286	$147
Inventories	1,152	1,110
Accrued vacation	778	695
Insurance obligations	205	187
Warranty obligations	454	200
Postretirement benefits	2,042	1,800
Uncertain tax positions	445	487
Share-based compensation	1,927	1,834
Tax loss carryforwards	3,929	—
Leases	962	—
Other accrued liabilities	952	913
	13,132	7,373
Valuation allowance	(630)	—
	12,502	7,373
Deferred tax (liabilities):
Depreciation and amortization	(18,086)	(8,498)
Leases	(962)	—
Other	(518)	(518)
	(19,566)	(9,016)
Net deferred tax asset (liability)	$(7,064)	$(1,643)

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2020	2019	2018
Gross unrecognized tax benefits at beginning of year	$2,228	$2,216	$2,110
Increases in tax positions related to the current year	338	415	426
Increases in tax positions related to prior years	45	—	—
Decreases as a result of lapses in applicable statutes of limitation	(435)	(403)	(320)
Gross unrecognized tax benefits at end of year	$2,176	$2,228	$2,216

(Dollars in thousands, except per-share amounts)
The total unrecognized tax benefits (including interest and penalty) that, if recognized, would affect the Company's effective tax rate were $2,162, $2,183, and $2,143 as of January 31, 2020, 2019, and 2018, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2020, 2019 and 2018, accrued interest and penalties were $430, $442, and $418, respectively. The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

As of January 31, 2020, the Company had a Canada net operating loss ("NOL") carryforward of approximately $3,001 due to the acquisition of a majority interest in DOT in the current fiscal year. A deferred tax asset has been recorded for this NOL carryforward in the amount of $630. However, due to uncertainty in future taxable income of DOT, a valuation allowance in the amount of $630 has been recorded.

Additional Tax Information
The Company files tax returns, including returns for its subsidiaries, with various federal, state, and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2020, federal tax returns filed in the U.S. for fiscal years ended January 31, 2017 through January 31, 2019 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2014 through January 31, 2019 remain subject to examination by state and local tax authorities. International jurisdictions have open tax years varying by location beginning in fiscal 2014.

Pre-tax book income (loss) for the U.S. companies and the foreign subsidiaries was $44,328 and $(4,294), respectively. As of January 31, 2020, the Company has no deferred tax liability recognized relating to the Company’s investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The TCJA generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and as a result, the accumulated undistributed earnings would only be subject to other taxes, such as withholding taxes and state income taxes, on distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings, as it is the Company’s intention for these amounts to continue to be indefinitely reinvested in foreign operations.

NOTE 11	FINANCING ARRANGEMENTS

Credit Facility
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

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	As of January 31,
	2020	2019
Unamortized debt issuance costs(a)	$215	$132
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes annual administrative and unborrowed capacity fees. Such fees were $181, $212 and $211 for the years ended January 31, 2020, 2019 and 2018, respectively.

The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of January 31, 2020.

(Dollars in thousands, except per-share amounts)
Letters of credit (LOC) issued and outstanding were as follows:

	As of January 31,
	2020	2019
Letters of credit outstanding(a)	$50	$514
(a)Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings outstanding at January 31, 2020 or January 31, 2019. Availability under the Credit Agreement for borrowings as of January 31, 2020 was $100,000.

Long-Term Notes
The Company assumed certain long-term notes pursuant to the acquisition of Smart Ag and the acquisition of a majority ownership in DOT in fiscal year 2020 as described in Note 6 "Acquisitions and Investments in Businesses and Technologies". The Company has repaid all acquired long-term notes except one DOT related financial assistance agreement (Agreement) between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 over a three year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed by DOT. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of January 31, 2020, the Company had received $225 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term borrowings" on the Consolidated Balance Sheets.

At January 31, 2020, the Company's debt maturities based on outstanding principal were as follows:

	2021	2022	2023	2024	2025	Thereafter
Maturities of debt	$—	$—	$—	$225	$—	$—

NOTE 12	LEASES

The Company enters into operating and finance lease contracts related to facilities, vehicles and equipment. Operating leases are primarily related to facilities to support production, R&D, and sales efforts. Finance leases are primarily related to vehicles and equipment to support general business operations. Lease payments are typically fixed and carry lease terms of one to six years, some of which have an option to terminate or extend up to an additional ten years. For purposes of the quantitative disclosures below related to the calculation of operating and finance leases, lease terms predominantly did not include options to terminate or extend, as the Company is reasonably certain it would not exercise the options. Most of the Company's leases do not contain a purchase option, material residual value guarantee, or material restrictive covenants.

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

(Dollars in thousands, except per-share amounts)

For the Year Ended January 31, 2020
Lease Costs:
Finance Leases
Depreciation of right-of-use assets	$413
Interest on lease liabilities	21
Total finance lease cost	$434

Operating Leases
Operating lease cost	$1,536
Short-term lease cost	446
Total operating lease cost	1,982
Total finance and operating lease cost	$2,416

Supplemental balance sheet information related to operating and finance leases include:

As of January 31, 2020
Operating Leases
Operating lease right-of-use assets	$4,275

Current lease liability	$2,272
Non-current lease liability	2,370
Total operating lease liabilities	$4,642

Finance Leases
Property, plant and equipment, at cost	$881
Accumulated depreciation	(366)
Property, plant and equipment, net	$515

Current lease liability	$258
Non-current lease liability	257
Total finance lease liabilities	$515

Weighted average remaining lease terms and discount rates include:

As of January 31, 2020
Weighted Average Remaining Lease Term:
Operating leases	4 years
Finance leases	2 years
Weighted Average Discount Rate:
Operating leases	3.5%
Finance leases	3.5%

(Dollars in thousands, except per-share amounts)
Supplemental unaudited cash flow information related to operating and finance leases include:

For The Year Ended January 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,536
Operating cash flows from finance leases	$21
Financing cash flows from finance leases	$413

Future operating and finance lease obligations that have not yet commenced as of January 31, 2020, were immaterial and excluded from the lease liability schedule below accordingly.

	As of January 31, 2020
	Operating Leases	Finance Leases
Fiscal 2021	$2,406	$271
Fiscal 2022	1,178	160
Fiscal 2023	444	84
Fiscal 2024	232	21
Fiscal 2025	134	—
Thereafter	570	—
Total lease payments	4,964	536
Less imputed interest	(322)	(21)
Total lease liabilities	$4,642	$515

Prior to adoption of ASU 2016-02
Prior to the Company's adoption of ASU 2016-02 in the first quarter of fiscal year 2020, future minimum lease payments reported in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, were as follows:

	As of January 31, 2020
	Operating Leases	Capital Leases
Fiscal 2020	$2,213	$182
Fiscal 2021	1,939	102
Fiscal 2022	728	44
Fiscal 2023	356	2
Fiscal 2024	140	—
Thereafter	—	—
Total lease payments	$5,376	330
Less amount representing estimated executory costs such as taxes, license and insurance including profit thereon		(14)
Less amounts representing interest		(32)
Present value of net minimum lease payments		$284

For capital leases, total amortization expense was $200 and $65 in fiscal 2019 and 2018, respectively, while interest expense for capital leases was $39 and $13, respectively.

Under operating leases in fiscal 2019 and 2018, the Company leased certain vehicles, equipment and facilities. Total rent and lease expense was $2,897 and $2,104, respectively.

(Dollars in thousands, except per-share amounts)

NOTE 13	COMMITMENTS AND CONTINGENCIES

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

The Company will make a $5,000 gift to the Foundation. $4,503 of contribution expense was recognized in first quarter of fiscal 2019 and reported as "Selling, general, and administrative expenses" with interest expense to be recognized in periods thereafter. The fair value of this contingency at January 31, 2020, was $2,607 (measured based on the present value of the expected future cash outflows) of which $691 was classified as "Accrued liabilities" and $1,916 was classified as "Other liabilities" on the Consolidated Balance Sheet. The fair value of this contingency at January 31, 2019, was $3,200 of which $691 was classified as "accrued liabilities" and $2,509 was classified as "Other liabilities" on the Consolidated Balance Sheet. As of January 31, 2020, the Company has made payments related to the commitment totaling $2,145.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has approximately $32,000 of unconditional purchase obligations for inventory and other obligations that arise in the normal course of business operations and have a term of less than one year. The majority of these obligations are related to the Applied Technology and Engineered Films divisions and arise from the purchase of raw materials inventory.

NOTE 14	SHARE-BASED COMPENSATION

At January 31, 2020, the Company had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2020	2019	2018
Share-based compensation cost	$4,971	$3,951	$3,725
Tax benefit	$670	$736	$1,275

Share-based compensation cost capitalized as part of inventory is not significant.

Equity Compensation Plans
The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (RSUs) and performance awards to be granted under the 2019 Equity Incentive Plan (the Plan) which was approved by shareholders on May 21, 2019. The number of shares initially available for grant under the Plan was 1,300,000. As of January 31, 2020, the number of shares available for grant was 1,156,389.

Shares outstanding under the Amended and Restated 2010 Stock Incentive Plan (the "2010 Plan") are still subject to terms of the 2010 Plan, but if those awards subsequently expire, are forfeited or cancelled, or are settled in cash, the shares subject to those awards will become available under the Plan. Under both Plans, option exercises or units and awards vested are settled in newly issued common shares. As of January 31, 2020, the number of shares reserved for grant under the 2010 plan for grants, RSUs or awards was 862,834.

Both plans are administered by the Personnel and Compensation Committee of the Board of Directors (the Committee), consisting of two or more independent directors of the Company. The Committee determines the option exercise prices and the term of each grant. The Committee may accelerate the exercisability of awards under either Plan or extend the term of such

(Dollars in thousands, except per-share amounts)
awards to the extent allowed to a maximum term of ten years. One type of award, restricted stock units, was granted in fiscal 2020.

Stock Option Awards
The Company granted no non-qualified stock options during fiscal 2020. For fiscal years prior to fiscal 2020, options were granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate option exercises, employee terminations and volatility within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year were as follows:

	For the years ended January 31,
	2019	2018
Risk-free interest rate	2.51%	1.68%
Expected dividend yield	1.48%	1.78%
Expected volatility factor	35.20%	33.87%
Expected option term (in years)	4.25	4.25

Weighted average grant date fair value	$9.83	$7.35

Outstanding stock options as of January 31, 2020, and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2019	368,130	$23.06
Granted	—	—
Exercised	(146,145)	20.30
Forfeited	(7,725)	20.62
Outstanding, January 31, 2020	214,260	$25.03	$1,564	2.00

Outstanding exercisable, January 31, 2020	76,879	$24.18	$603	1.85

Options vested, or expected to vest, January 31, 2020	214,260	$25.03	$1,564	2.00

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $2,620, $7,568, and $1,036 during the years ended January 31, 2020, 2019 and 2018, respectively. The total fair value of options vested was $749, $892 and $1,312, during the years ended January 31, 2020, 2019 and 2018, respectively. As of January 31, 2020, the total unrecognized compensation cost for non-vested awards was $265. This amount is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Unit Awards
The Company granted 203,539 time-vested RSUs during the year ended January 31, 2020. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. Time-vested RSUs will vest if, at the end of the vesting period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period and are forfeited if such RSUs do not vest.

(Dollars in thousands, except per-share amounts)
Activity for time-vested RSUs under the Plan in fiscal 2020 was as follows:

	Number of restricted stock units	Weighted average grant date fair value per share
Outstanding, January 31, 2019	166,025	$26.09
Granted	203,539	36.04
Vested	(61,051)	16.03
Forfeited	(8,001)	33.26
Outstanding, January 31, 2020	300,512	$34.69

Cumulative dividends, January 31, 2020	4,890

The Company also granted performance-based RSUs during the year ended January 31, 2020. The exact number of performance shares to be issued will vary from 0% to 200% of the target award, depending on the Company's actual performance over the vesting period in comparison to the target award. The target awards for the fiscal 2020, 2019 and 2018 grants are based on return on equity (ROE), which is defined as net income attributable to Raven divided by the average of beginning and ending shareholders' equity for the fiscal year. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Performance-based RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period and are forfeited if such RSUs do not vest.

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

Activity for performance-based RSUs under the Plan in fiscal 2020 was as follows:

	Number of restricted stock units expected to vest	Weighted average grant date fair value per share
Outstanding, January 31, 2019	164,300	$22.44
Granted	46,626	39.01
Vested	(96,075)	15.61
Forfeited	(1,300)	29.20
Performance-based adjustment	45,496	39.40
Outstanding, January 31, 2020	159,047	$36.22

Cumulative dividends, January 31, 2020	2,269

The weighted average grant date fair values of the time-based and performance-based RSUs by grant year are as follows:

	For the years ended January 31,
	2020	2019	2018
Weighted average grant date fair value: time-based RSUs	$36.04	$35.15	$29.33
Weighted average grant date fair value: performance-based RSUs	$39.01	$35.05	$29.20

The total intrinsic value of RSUs vested (or converted to shares) was $6,120, $2,468, and $685 during the years ended January 31, 2020, 2019 and 2018, respectively. The total fair value of RSUs vested (or converted to shares) was $5,948, $2,477, and $678, during the years ended January 31, 2020, 2019 and 2018, respectively. As of January 31, 2020, there were 459,559

(Dollars in thousands, except per-share amounts)
outstanding RSUs expected to vest with a weighted average term of 2.3 years and an aggregate intrinsic value of $14,412. None of the outstanding RSUs are vested as of January 31, 2020. The total unrecognized compensation cost for non-vested RSU awards at January 31, 2020, was $10,104. This amount is expected to be recognized over a weighted average period of 2.3 years.

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

Outstanding stock units as of January 31, 2020, and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2019	105,225	$22.67
Granted	19,528	34.82
Deferred retainers	2,872	34.82
Dividends	1,788	35.66
Outstanding, January 31, 2020	129,413	$24.95

NOTE 15	NET INCOME PER SHARE

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

Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	For the years ended January 31,
	2020	2019	2018
Anti-dilutive options and restricted stock units	29,876	54,631	344,774

(Dollars in thousands, except per-share amounts)
The computation of earnings per share is presented below:

	For the years ended January 31,
	2020	2019	2018
Numerator:
Net income attributable to Raven Industries, Inc.	$35,196	$51,794	$41,022

Denominator:
Weighted average common shares outstanding	35,861,255	35,907,041	35,945,225
Weighted average stock units outstanding	122,792	99,922	104,980
Denominator for basic calculation	35,984,047	36,006,963	36,050,205

Weighted average common shares outstanding	35,861,255	35,907,041	35,945,225
Weighted average stock units outstanding	122,792	99,922	104,980
Dilutive impact of stock options and RSUs	231,708	431,595	399,620
Denominator for diluted calculation	36,215,755	36,438,558	36,449,825

Net income per share - basic	$0.98	$1.44	$1.14
Net income per share - diluted	$0.97	$1.42	$1.13

NOTE 16	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

The Company's operating segments, which are also its reportable business segments, are defined by their product lines which have been generally grouped based on technology, manufacturing processes, and end-use application. The Company's business segments are Applied Technology Division, Engineered Films Division, and Aerostar Division. Separate financial information is available for each segment and regularly evaluated by the Company's chief operating decision-maker, the President and Chief Executive Officer, in making resource allocation decisions for the Company's segments. Segment information is reported consistent with the Company's management reporting structure.

Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market. The Applied Technology product families include application controls, GPS-guidance steering systems, field computers, automatic boom controls, machine automation, and injection systems. Applied Technology's services include wireless connectivity, cloud-based data management and logistics services. Applied Technology’s acquisition of Smart Ag and acquisition of a majority ownership in DOT in November 2019, brings a unique U-shaped platform designed to autonomously handle a large variety of agriculture implements along with perception, path planning, machine safety, and remote communication solutions to the precision ag market.

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
Aerostar serves the aerospace and defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric platforms, technical services, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers. Aerostar’s growth strategy emphasizes the design and manufacture of proprietary products in these markets. Aerostar also pursues product and support services contracts with U.S. government agencies as well as sales of radar systems in international markets.

(Dollars in thousands, except per-share amounts)
The Company measures the performance of its segments based on their operating income excluding administrative and general expenses. The accounting policies of the operating segments are the same as those described in Note 1 "Summary of Significant Accounting Policies." Other income, interest expense, and income taxes are not allocated to individual operating segments, and assets not identifiable to an individual segment are included as corporate assets.

Business segment financial performance and other information is as follows:
	For the years ended January 31,
	2020	2019	2018
APPLIED TECHNOLOGY DIVISION
Sales	$130,460	$129,749	$124,688
Operating income(a)(f)	30,672	39,044	31,257
Assets(b)(c)	172,320	79,742	66,555
Capital expenditures	1,464	2,050	1,489
Depreciation and amortization	3,995	3,433	3,365
ENGINEERED FILMS DIVISION
Sales(d)	$197,719	$226,574	$213,298
Operating income(a)	28,695	39,714	47,324
Assets(b)	158,440	159,592	168,797
Capital expenditures	5,317	9,544	8,128
Depreciation and amortization	9,518	9,149	8,761
AEROSTAR DIVISION
Sales	$54,443	$50,867	$39,915
Operating income(a)	8,597	8,179	4,122
Assets(b)	26,344	21,515	22,127
Capital expenditures	652	168	343
Depreciation and amortization	933	891	1,386
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(2)	$(10)	$—
Engineered Films Division	(90)	(512)	(584)
Operating income(a)	—	(35)	20
Assets(b)	(104)	(104)	(3,380)
REPORTABLE SEGMENTS TOTAL
Sales(d)	$382,530	$406,668	$377,317
Operating income(a)	67,964	86,902	82,723
Assets(b)	357,000	260,745	254,099
Capital expenditures	7,433	11,762	9,960
Depreciation and amortization	14,446	13,473	13,512
CORPORATE & OTHER
Operating (loss) from administrative expenses(a)(e)	$(28,025)	$(31,769)	$(23,553)
Assets(b)(c)(g)	46,257	99,500	72,704
Capital expenditures	1,127	2,365	2,051
Depreciation and amortization	1,795	1,650	1,290
TOTAL COMPANY
Sales(d)	$382,530	$406,668	$377,317
Operating income(e)	39,939	55,133	59,170
Assets	403,257	360,245	326,803
Capital expenditures	8,560	14,127	12,011
Depreciation and amortization	16,241	15,123	14,802
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

(Dollars in thousands, except per-share amounts)
acquired the asset as the Company believes this most appropriately reflects the total assets of each business segment. Expenses and costs related to these facilities, including depreciation expense, are allocated and reported in each reporting segment's operating income for each fiscal year presented.
(c) Applied Technology fiscal 2020 Assets include goodwill and intangible assets related to the acquisition of Smart Ag and the acquisition of a majority ownership in DOT. These assets are further disclosed in Note 6 "Acquisitions and Investments in Business Technologies". Fiscal 2020 Assets for the Corporate & Other segment reflect the use of cash to fund the acquisition of Smart Ag and the acquisition of a majority ownership in DOT.
(d) In September of fiscal year 2018, the Company acquired CLI. For the first seven months of fiscal 2019 CLI contributed a total of $21,568 in sales and for the first seven months of fiscal 2018 the division generated $4,109 in sales to CLI as a customer. Additionally, sales of hurricane recovery film in fiscal years 2020, 2019 and 2018 were $1,860, $14,494, and $24,225, respectively.
(e) Fiscal 2019 administrative expenses included a $4,503 expense related to the previously announced gift to SDSU. Fiscal 2020 and 2019 included approximately $2,700 and $4,000 of expenses related to Project Atlas. Project Atlas related expenses in fiscal 2018 were approximately $900.
(f) Applied Technology's operating income for fiscal 2020 includes $2,834 of costs and expenses incurred in fourth quarter of fiscal 2020 related to Raven Autonomy™ .
(g) Assets are principally cash, investments, and other receivables.

No customers accounted for 10% or more of consolidated net sales in fiscal 2020, 2019 or 2018.

Substantially all of the Company's long-lived assets are located in the United States. Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2020	2019	2018
Canada	$12,121	$12,492	$12,940
Europe	14,681	15,786	13,864
Latin America	8,261	5,950	4,439
Asia	3,387	7,240	4,074
Other foreign sales	3,682	6,861	6,239
Total foreign sales	42,132	48,329	41,556
United States	340,398	358,339	335,761
	$382,530	$406,668	$377,317

NOTE 17	QUARTERLY INFORMATION (UNAUDITED)

	Net Sales	Gross Profit	Operating Income	Pre-tax Income	Net Income Attributable to Raven	Net Income Per Share(a)		Cash Dividends Per Share

						Basic	Diluted
FISCAL 2020
First Quarter(d)	$98,178	$35,066	$15,121	$15,052	$13,210	$0.37	$0.36	$0.13
Second Quarter(d)	98,058	31,338	10,570	10,953	8,766	0.24	0.24	0.13
Third Quarter(d)	100,533	30,304	11,332	11,416	9,934	0.28	0.28	0.13
Fourth Quarter(b)(d)	85,761	27,039	2,916	2,613	3,286	0.09	0.09	0.13
Total Year	$382,530	$123,747	$39,939	$40,034	$35,196	$0.98	$0.97	$0.52

FISCAL 2019
First Quarter(c)(d)(e)	$111,129	$39,998	$21,531	$27,210	$22,135	$0.62	$0.61	$0.13
Second Quarter(d)	102,684	34,608	16,629	16,490	13,677	0.38	0.38	0.13
Third Quarter(d)	104,833	32,653	13,612	14,286	13,032	0.36	0.36	0.13
Fourth Quarter(d)	88,022	25,290	3,361	3,584	2,950	0.08	0.08	0.13
Total Year	$406,668	$132,549	$55,133	$61,570	$51,794	$1.44	$1.42	$0.52

(a) Net income per share is computed discretely by quarter and may not add to the full year.
(b) In the fourth quarter of fiscal 2020, the Company incurred operating expenses of $3,152 related to the Raven AutonomyTM strategic initiative announced in November 2019.
(c) In the first quarter of fiscal 2019, the Company sold its ownership interest in SST and recognized a gain on sale of $5,785 reported as nonoperating income in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income.
(d) Sales of hurricane recovery film in fiscal year 2020 were $17, $806, $1,010 and $27 for the first, second, third, and fourth quarters, respectively. Sales of hurricane recovery film in fiscal year 2019 were $8,919, $0, $1,510 and $4,065 for the first, second, third, and fourth quarters, respectively.
(e) In the first quarter of fiscal 2019, the Company incurred a $4,503 operating expense related to the previously announced gift to SDSU.

(Dollars in thousands, except per-share amounts)

NOTE 18	SUBSEQUENT EVENTS

In March 2020, the Company was required to redeem the remaining noncontrolling interest in DOT after the minority interest shareholders exercised their put options. The redeemable amount is approximately $20,959, of which $18,048 is payable within ninety days of the put notice and the remaining $2,911 is payable in November 2021. The Company expects to settle this short-term obligation by using its current cash balance along with borrowings from the Company's existing credit facility.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. The extent of COVID-19’s effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. The Company is currently analyzing the potential impacts to all of its business segments. At this time, it is not possible to determine the magnitude of the overall impact of COVID-19 on the Company’s business. However, it could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations, and cash flows. The Company is leveraging its balance sheet and drew $50,000 on its credit facility in March 2020 to increase its cash position and help preserve its financial flexibility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2020, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2020.

Management's Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included management’s assessment of the design and effectiveness of its internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2020. Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned "Management's Report on Internal Control Over Financial Reporting" and "Reports of Independent Registered Public Accounting Firm" and are incorporated herein by reference. In making this assessment of effectiveness of internal controls over financial reporting, management excluded from this assessment the internal controls over financial reporting at Dot Technology Corp., which was acquired on November 13, 2019. The total assets and total operating income of Dot Technology Corp. represent approximately 2% and (4%), respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2020.

Changes in Internal Control Over Financial Reporting
In fiscal year 2018, the Company began a multi-year transition from its legacy ERP system to a new ERP system. Engineered Films and Aerostar went live on the Company's new ERP platform in fiscal 2020. In connection with these ERP implementations, the Company updated the processes that constitute its internal control over financial reporting, as necessary, to accommodate related changes in its business processes.

The Company believes it has maintained appropriate internal controls during its initial implementation period and will continue to evaluate, test and monitor its internal controls over financial reporting for effectiveness.

There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended January 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act (the Proxy Statement) relating to the Company's 2020 Annual Meeting of Shareholders. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

Financial Statements
See PART II, Item 8.

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts for the years ended January 31, 2020, 2019, and 2018; included on the last page within Item 16 below.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits
See index to Exhibits below.

Exhibit Number	Description

2(a)	Asset Purchase Agreement by and among Colorado Lining International, Inc., John B. Heap, Patrick Elliott, and Raven Industries, Inc., dated as of August 22, 2017 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 10-Q filed November 21, 2017).

3(a)	Restated Articles of Incorporation of Raven Industries, Inc. and all amendments thereto dated as of December 12, 2018 (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K filed March 22, 2019.

3(b)	Amended and Restated Bylaws of Raven Industries, Inc. (incorporated herein by reference to Exhibit B of the Company's definitive Proxy Statement filed April 12, 2012).

4.1	Description of Raven Industries, Inc. Common Stock filed herewith as Exhibit 4.1.

10.1*	Amended and Restated Credit Agreement dated November 8, 2019, by and among Raven Industries, Inc. as the Borrower, certain subsidiaries of the Company, as Designated Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender, and an L/C issuer and each of the other lenders party thereto, filed herewith as Exhibit 10.1.

10.2	Form of Performance Stock Unit Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan filed herewith as Exhibit 10.2. †

10.3	Form of Restricted Stock Unit Award Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan filed herewith as Exhibit 10.3. †

10(a)	Raven Industries, Inc. 2019 Equity Incentive Plan adopted May 21, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement filed April 8, 2019). †

10(b)	Form of Performance Stock Unit Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed November 27, 2019). †

10(c)	Form of Restricted Stock Unit Award Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed November 27, 2019). †

10(d)	Amended and Restated Deferred Stock Compensation Plan for Directors of Raven Industries, Inc., effective July 11, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed July 12, 2018). †

10(e)	Amended and Restated 2010 Stock Incentive Plan adopted May 25, 2017 (incorporated herein by reference to Exhibit A of the Company’s definitive Proxy Statement filed April 19, 2017). †

10(f)	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10(r) of the Company's Form 10-Q filed June 4, 2012). †

10(g)	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10(s) of the Company's Form 10-Q filed June 4, 2012). †

10(h)	Raven Industries, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 23, 2018). †

10(i)	Amended and Restated Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus dated as of March 29, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 31, 2017). †

10(j)	Amended and Restated Employment Agreement between Raven Industries, Inc. and Steven E. Brazones dated as of March 29, 2017 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K filed March 31, 2017). †

10(k)	Form of Amended and Restated Change in Control Agreement between Raven Industries, Inc. and the following senior executive officers: Anthony D. Schmidt and Brian E. Meyer dated as of March 28, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 29, 2016). †

10(l)	Form of Amended Employment Agreement between Raven Industries, Inc. and the following senior executive officer: Brian E. Meyer dated August 25, 2015 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed August 31, 2015). †

10(m)	Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed February 1, 2012). †

10(n)	Form of Schedule A to Employment Agreement, revised effective January 1, 2016, between Raven Industries, Inc. and the following senior executive officers: Brian E. Meyer and Anthony D. Schmidt (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K filed March 31, 2017). †

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibit 101

†	Management contract or compensatory plan or arrangement.
* The exhibits and schedules to this Amended and Restated Credit agreement listed in the table of contents of the Credit Agreement do not contain material information and have been omitted from this filing pursuant to item 601(a)(5) of Regulation S-K. Raven Industries, Inc. will furnish copies of such exhibits and schedules to the Securities and Exchange Commission upon request.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAVEN INDUSTRIES, INC.
(Registrant)

By: /s/ DANIEL A. RYKHUS
Daniel A. Rykhus
President and Chief Executive Officer

Date: March 26, 2020

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

Date: March 26, 2020

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 31, 2020, 2019 and 2018
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for doubtful accounts:
Year ended January 31, 2020	$739	$816	$—	$175	$1,380
Year ended January 31, 2019	978	37	—	276	739
Year ended January 31, 2018	691	357	—	70	978

Note:

(1)Represents uncollectable accounts receivable written off during the year, net of recoveries.