Form 10-Q
period 2020-04-30
RAVEN INDUSTRIES INC
filed 2020-05-28
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 22, 2020, there were 35,834,674 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	April 30, 2020	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$72,581	$20,707
Accounts receivable, net	60,336	62,552
Inventories, net	57,101	53,899
Other current assets	6,268	5,436
Total current assets	196,286	142,594

Property, plant and equipment, net	102,061	100,850
Goodwill	104,608	106,509
Intangible assets, net	43,826	46,217
Other assets	11,552	7,087
TOTAL ASSETS	$458,333	$403,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,392	$14,893
Accrued liabilities	20,836	20,743
Redeemable noncontrolling interest payable	17,172	—
Other current liabilities	3,206	2,287
Total current liabilities	61,606	37,923

Long term debt	50,364	225
Other liabilities	33,939	29,161
Total liabilities	145,909	67,309

Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest	—	21,302

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,500 and 67,436, respectively	67,500	67,436
Paid-in capital	62,505	61,508
Retained earnings	301,599	302,300
Accumulated other comprehensive income (loss)	(7,997)	(5,415)
Treasury stock at cost, 31,665 and 31,665 shares, respectively	(111,183)	(111,183)
Total Raven Industries, Inc. shareholders' equity	312,424	314,646
Noncontrolling interest	—	—
Total shareholders' equity	312,424	314,646
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$458,333	$403,257

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2020	April 30, 2019
Net sales	$86,496	$98,178
Cost of sales	58,029	63,112
Gross profit	28,467	35,066

Research and development expenses	10,505	7,271
Selling, general, and administrative expenses	14,023	12,674
Operating income	3,939	15,121

Other income (expense), net	(468)	(69)
Income before income taxes	3,471	15,052

Income tax expense (benefit)	(478)	1,842
Net income	3,949	13,210

Net income (loss) attributable to redeemable noncontrolling interest and noncontrolling interest	(98)	—

Net income attributable to Raven Industries, Inc.	$4,047	$13,210

Net income per common share:
─ Basic	$0.11	$0.37
─ Diluted	$0.11	$0.36

Comprehensive income (loss):
Net income	$3,949	$13,210

Other comprehensive income (loss):
Foreign currency translation	(2,579)	(304)
Postretirement benefits, net of income tax benefit of $1 and $4, respectively	(3)	(12)
Other comprehensive income (loss), net of tax	(2,582)	(316)

Comprehensive income (loss)	1,367	12,894

Comprehensive income (loss) attributable to redeemable noncontrolling interest and noncontrolling interest	(98)	—

Comprehensive income (loss) attributable to Raven Industries, Inc.	$1,465	$12,894

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended April 30, 2019
	$1 Par Common Stock	Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)
Balance January 31, 2019	$67,289	$59,655	$(100,402)	$285,969	$(3,556)	$308,955	$2	$308,957	$—
Net income	—	—	—	13,210	—	13,210	—	13,210	—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(304)	(304)	—	(304)	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	(12)	(12)	—	(12)	—
Cash dividends ($0.13 per share)	—	47	—	(4,729)	—	(4,682)	—	(4,682)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	26	(693)	—	—	—	(667)	—	(667)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	102	(2,422)	—	—	—	(2,320)	—	(2,320)	—
Shares repurchased	—	—	(2,281)	—	—	(2,281)	—	(2,281)	—
Share-based compensation	—	782	—	—	—	782	—	782	—
Balance April 30, 2019	$67,417	$57,369	$(102,683)	$294,450	$(3,872)	$312,681	$2	$312,683	$—

	Three Months Ended April 30, 2020
	$1 Par Common Stock	Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)
Balance January 31, 2020	$67,436	$61,508	$(111,183)	$302,300	$(5,415)	$314,646	$—	$314,646	$21,302
Net income	—	—	—	4,047	—	4,047	—	4,047	(98)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(2,579)	(2,579)	—	(2,579)	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $1	—	—	—	—	(3)	(3)	—	(3)	—
Reclassification and redemption of noncontrolling interest (see Note 6)	—	215	—	—	—	215	—	215	(21,204)
Cash dividends ($0.13 per share)	—	90	—	(4,748)	—	(4,658)	—	(4,658)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	11	(124)	—	—	—	(113)	—	(113)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	53	(680)	—	—	—	(627)	—	(627)	—
Share-based compensation	—	1,496	—	—	—	1,496	—	1,496	—
Balance April 30, 2020	$67,500	$62,505	$(111,183)	$301,599	$(7,997)	$312,424	$—	$312,424	$—

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(dollars in thousands)	April 30, 2020	April 30, 2019
OPERATING ACTIVITIES:
Net income	$3,949	$13,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,176	4,082
Change in fair value of acquisition-related contingent consideration	(55)	94
Deferred income taxes	(1,060)	1,511
Share-based compensation expense	1,496	782
Other operating activities, net	(159)	32
Change in operating assets and liabilities:
Accounts receivable	937	(13,510)
Inventories	(4,008)	(4,092)
Other assets	(715)	1,373
Operating liabilities	7,290	5,280
Net cash provided by operating activities	11,851	8,762

INVESTING ACTIVITIES:
Capital expenditures	(4,434)	(1,570)
Purchases of investments	(98)	(843)
Proceeds from sale of assets	251	—
Other investing activities	(9)	(28)
Net cash used in investing activities	(4,290)	(2,441)

FINANCING ACTIVITIES:
Dividends paid	(4,658)	(4,682)
Payments for common shares repurchased	—	(2,281)
Payments of acquisition-related contingent liability	—	(620)
Proceeds from debt	50,150	—
Restricted stock unit issuances	(627)	(2,320)
Employee stock option exercises	(113)	(667)
Other financing activities	(104)	(95)
Net cash provided by (used in) financing activities	44,648	(10,665)

Effect of exchange rate changes on cash	(335)	(73)

Net increase (decrease) in cash and cash equivalents	51,874	(4,417)
Cash and cash equivalents at beginning of year	20,707	65,787
Cash and cash equivalents at end of period	$72,581	$61,370

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Raven Industries, Inc. ("the Company" or "Raven") is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, and aerospace/defense markets. The Company is comprised of three unique operating units, or divisions, classified into reportable business segments: Applied Technology, Engineered Films, and Aerostar.

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

Financial results for the interim three-month period ended April 30, 2020, are not necessarily indicative of the results that may be expected for the year ending January 31, 2021. The January 31, 2020, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Redeemable noncontrolling interest
The Company acquired a majority ownership in Dot Technology Corp. (DOT) in the fiscal 2020 fourth quarter. Due to the redemption features provided to the minority shareholders in the acquisition, the 36% remaining noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020. During the first quarter of fiscal 2021, the minority interest shareholders exercised their put options, requiring the Company to redeem the remaining 36% of noncontrolling interest in DOT. The majority ownership in DOT and redeemable noncontrolling interest is further described in Note 6 "Acquisitions and Investments in Businesses and Technologies," and aligns under the Applied Technology segment.

Related Party Transactions
Following the acquisition of DOT, the Company sold products to, paid rent to, and purchased services for manufacturing, research and development (R&D), selling, and administration from a business owned by a minority interest shareholder of DOT. The total of these related party transactions was $1,755 for three months ended April 30, 2020, of which $855 was reported in accounts payable at April 30, 2020.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, other than described in the Accounting Standards Adopted section below.
Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2021 first quarter, the Company adopted, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13), when it became effective. The amendments in ASU 2018-13 remove, modify, and add required disclosures for companies related to recurring and nonrecurring fair value measurements under Topic 820. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The amendments in ASU 2018-13 only related to financial statement disclosures and did not have a significant impact on the Company's consolidated financial statements or its note disclosures.

(dollars in thousands, except per-share amounts)

In the fiscal 2021 first quarter, the Company adopted FASB ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), when it became effective along with all subsequent amendments to Topic 326 issued by FASB. Current GAAP generally delays recognition of the full amount of credit losses until the loss is deemed probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. At adoption, the Company did not have any financial instruments in scope under ASU 2016-13 other than trade accounts receivables. In accordance with ASU 2016-13, the Company updated its current expected credit loss model for its trade accounts receivable and remeasured its allowance for doubtful accounts as of February 1, 2020. The remeasurement impact was immaterial and no cumulative accounting adjustment was recorded to retained earnings in the first quarter of fiscal year 2021.

New Accounting Standards Not Yet Adopted
There are no significant ASU's issued not yet adopted as of April 30, 2020.

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2020	January 31, 2020
Accounts receivable, net:
Trade accounts	$59,459	$56,978
Unbilled receivables	2,739	6,954
Allowance for doubtful accounts	(1,862)	(1,380)
	$60,336	$62,552
Inventories:
Finished goods	$9,266	$6,309
In process	1,491	3,287
Materials	46,344	44,303
	$57,101	$53,899
Other current assets:
Insurance policy benefit	$38	$38
Income tax receivable	1,560	1,370
Prepaid expenses and other	4,670	4,028
	$6,268	$5,436
Property, plant and equipment, net:(a)
Land	$3,117	$3,117
Buildings and improvements	81,114	80,330
Machinery and equipment	162,160	158,354
Financing lease right-of-use assets	866	881
Accumulated depreciation	(145,196)	(141,832)
	$102,061	$100,850
Other assets:
Equity investments	$1,325	$1,289
Operating lease right-of-use assets	8,022	4,275
Deferred income taxes	112	16
Other	2,093	1,507
	$11,552	$7,087
Accrued liabilities:
Salaries and related	$4,178	$4,188
Benefits	6,190	5,339
Insurance obligations	1,763	1,680
Warranties	1,606	2,019
Income taxes	1,049	293
Other taxes	1,563	1,734
Acquisition-related contingent consideration	580	763
Lease liability	2,117	2,530
Other	1,790	2,197
	$20,836	$20,743
Other liabilities:
Postretirement benefits	$8,739	$8,741
Acquisition-related contingent consideration	2,198	2,171
Lease liability	6,404	2,627
Deferred income taxes	5,213	7,080
Uncertain tax positions	2,627	2,606
Other	8,758	5,936
	$33,939	$29,161
(a) Includes assets held for use and assets held for sale. The amount of assets held for sale at April 30, 2020, and January 31, 2020, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Anti-dilutive options and restricted stock units	321,454	29,796

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2020	April 30, 2019
Numerator:
Net income attributable to Raven Industries, Inc.	$4,047	$13,210

Denominator:
Weighted average common shares outstanding	35,797,939	35,962,066
Weighted average fully vested stock units outstanding	129,672	105,341
Denominator for basic calculation	35,927,611	36,067,407

Weighted average common shares outstanding	35,797,939	35,962,066
Weighted average fully vested stock units outstanding	129,672	105,341
Dilutive impact of stock options and restricted stock units	138,613	325,831
Denominator for diluted calculation	36,066,224	36,393,238

Net income per share ─ basic	$0.11	$0.37
Net income per share ─ diluted	$0.11	$0.36

(5) REVENUE
Disaggregation of Revenues
Revenue is disaggregated by major product category and geography, as we believe these categories best depict how the nature, amount, timing, and uncertainty of our revenue and cash flows are affected by economic factors. The following table includes a reconciliation of the disaggregated revenue by reportable segments. Service revenues are not material and are not separately disclosed.

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended April 30, 2020					Three Months Ended April 30, 2019
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$6,082	$—	$6,082	$—	$—	$7,029	$—	$7,029
International	—	—	12	—	12	—	—	34	—	34
Plastic Films & Sheeting
Domestic	—	30,556	—	(60)	30,496	—	41,762	—	(29)	41,733
International	—	2,842	—	—	2,842	—	2,530	—	—	2,530
Precision Agriculture Equipment
Domestic	30,861	—	—	—	30,861	29,584	—	—	—	29,584
International	11,146	—	—	—	11,146	12,141	—	—	—	12,141
Other
Domestic	—	—	5,052	—	5,052	—	—	5,122	—	5,122
International	—	—	5	—	5	—	—	5	—	5
Totals	$42,007	$33,398	$11,151	$(60)	$86,496	$41,725	$44,292	$12,190	$(29)	$98,178
(a) Intersegment sales for both fiscal 2021 and 2020 were primarily sales from Engineered Films to Aerostar.

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

During the three months ended April 30, 2020, the Company’s contract assets decreased by $4,215 while contract liabilities increased by $918, respectively. The change was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	April 30, 2020	January 31, 2020	$ Change	% Change
Contract assets	$3,310	$7,525	$(4,215)	(56.0)%

Contract liabilities	$3,206	$2,288	$918	40.1%

Remaining Performance Obligations
As of April 30, 2020, the Company has no remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the three-month period ending April 30, 2020, were not material.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2021
There were no significant business acquisitions and divestitures or purchases of technologies in the three-month period ended April 30, 2020.

Fiscal year 2020
On November 1, 2019, the Company acquired Smart Ag, Inc. (Smart Ag). Smart Ag is a technology company located in Ames, Iowa, that develops autonomous farming solutions for agriculture. Smart Ag offers aftermarket retrofit kits to automate farm equipment as well as a platform to connect, manage, and safely operate autonomous agricultural machinery.

(dollars in thousands, except per-share amounts)

On November 13, 2019, the Company acquired a majority ownership in DOT. Simultaneously with acquiring this majority ownership, the Company contributed cash to DOT in exchange for additional equity, making the majority ownership percentage in DOT 60% when the transaction closed. DOT is located in Regina, Saskatchewan, Canada, and designs autonomous agriculture solutions and manufactures a unique U-shaped agriculture platform to semi-autonomously handle a large variety of agriculture implements. The acquisition provided noncontrolling interest shareholders various put options that, if exercised, obligated the Company to purchase their outstanding DOT shares. Due to the redemption features, the noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020.

Both acquisitions aligned under the Company's Applied Technology Division and complement the division's suite of precision ag products and solutions. The aggregate purchase price was approximately $54,000 in the fourth quarter of fiscal year 2020, excluding the noncontrolling interest.

During the first quarter of fiscal 2021, the minority interest shareholders exercised their put options, requiring the Company to redeem the remaining noncontrolling interest in DOT. The redeemable amount of $17,172 is payable within ninety days and is classified as "Redeemable noncontrolling interest payable" in current liabilities on the Consolidated Balance Sheet at April 30, 2020. The remaining redeemable amount, as well as the liability for the noncontrolling interest redeemed in the prior fiscal year, totaling approximately $4,985, is payable in November 2021 and classified as "Other Liabilities" in the Consolidated Balance Sheet at April 30, 2020.

The Company completed the valuation of intangible assets during the first quarter of fiscal 2021 and is still in the process of completing pre-acquisition tax filings, which may impact taxes and goodwill in the measurement period. The following adjustments were made to the purchase price allocation during the three months ended April 30, 2020:

	Previously Reported	Measurement Period Adjustments	Adjusted Balance
Goodwill	$56,022	$55	$56,077
Intangibles, net	31,800	(600)	31,200
Deferred income taxes	(4,158)	309	(3,849)
Accounts payable and other current liabilities	(1,462)	236	(1,226)
		$—

Identifiable intangible assets acquired were primarily indefinite-lived intangible assets for in-process R&D. Amortization of these indefinite-lived intangible assets will start when the current in-process R&D project is complete and the product is commercialized, which is expected to occur in fiscal 2021. Amortization of the indefinite-lived intangibles will be on a straight-line basis over the remaining estimated useful lives of these assets. The Company expects the useful lives will range from seven to ten years.

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been included in the Company's consolidated financial statements for the prior year comparative period (unaudited):

(Unaudited)
Three Months Ended
April 30, 2019
Net sales	$98,278
Net income attributable to Raven Industries, Inc.	$11,360

Earnings per common share
Basic	$0.31
Diluted	$0.31

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to the acquisitions of AgSync, Inc. (AgSync) in fiscal 2019; Colorado Lining International, Inc. (CLI) in fiscal 2018; and Raven Europe B.V. (Raven Europe), formerly named SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG), in fiscal 2015. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues

(dollars in thousands, except per-share amounts)

being achieved under the particular contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Beginning balance	$2,934	$4,172
Fair value of contingent consideration acquired	—	310
Change in fair value of the liability	(55)	94
Contingent consideration earn-out paid	(101)	(620)
Ending balance	$2,778	$3,956

Classification of liability in the consolidated balance sheet
Accrued liabilities	$580	$1,306
Other liabilities, long-term	2,198	2,650
Balance at April 30	$2,778	$3,956

For the acquisition of AgSync, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of April 30, 2020.

In the acquisition of CLI, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenue milestones and operational synergies. To date, the Company has paid a total of $1,333 of this potential earn-out liability.

In connection with the acquisition of Raven Europe, the Company entered into a contingent earn-out agreement, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date, contingent upon achieving certain revenue milestones. As of April 30, 2020, the Company has paid a total of $2,338 of this potential earn-out liability.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three-month periods ending April 30, 2020 and 2019, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology (excluding Autonomy)	Autonomy	Engineered Films	Aerostar	Total
Balance at January 31, 2020	$16,943	$55,700	$33,232	$634	$106,509
Changes due to business combinations	—	55	—	—	55
Foreign currency translation adjustment	(36)	(1,920)	—	—	(1,956)
Balance at April 30, 2020	$16,907	$53,835	$33,232	$634	$104,608

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

(dollars in thousands, except per-share amounts)

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

The following table provides the gross carrying amount and related accumulated amortization of definite-lived intangible assets:

	April 30, 2020			January 31, 2020
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,174	$(7,817)	$1,357	$9,190	$(7,706)	$1,484
Customer relationships	16,059	(7,205)	8,854	16,067	(6,868)	9,199
Patents and other intangibles	6,703	(2,609)	4,094	6,678	(2,444)	4,234
In-process research and development(a)	29,521	—	29,521	31,300	—	31,300
Total	$61,457	$(17,631)	$43,826	$63,235	$(17,018)	$46,217
(a) Refer to Note 6 "Acquisitions and Investments in Businesses and Technologies" for a more detailed description of these indefinite-lived intangible assets acquired in business combinations in fiscal 2020. A portion of these intangible assets are denominated in a foreign currency and subject to exchange rate fluctuations.

There were no long-lived asset impairment losses reported in the three-month periods ending April 30, 2020 and 2019, respectively.

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Service cost	$9	$7
Interest cost	70	83
Amortization of actuarial losses	43	24
Amortization of unrecognized gains in prior service cost	(40)	(40)
Net periodic benefit cost	$82	$74

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

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Beginning balance	$2,019	$890
Change in provision	390	822
Settlements made	(803)	(321)
Ending balance	$1,606	$1,391

(dollars in thousands, except per-share amounts)

(10) DEBT

Credit Facility
On September 20, 2019, the Company entered into a credit facility with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022.

During the first quarter of fiscal year 2021, the Company drew $50,000 on its credit facility. As defined in the Credit Agreement, interest accrues at varying rates, with a current interest rate of approximately 1.8% as of April 30, 2020. Fees included in the Credit Agreement include an annual administrative fee as well as an unborrowed capacity fee. Debt under the agreement is subject to customary affirmative and negative covenants, including financial covenants. These financial covenants include a consolidated interest coverage ratio and consolidated leverage ratio, both of which are defined in the Credit Agreement. The Company has $50,000 in availability under the Credit Agreement as of April 30, 2020. Outstanding debt under the Credit Agreement is classified as "Long-term debt" on the Consolidated balance sheet as of April 30, 2020.

The unamortized debt issuance costs associated with the Credit Agreement were as follows:

	April 30, 2020	January 31, 2020
Unamortized debt issuance costs(a)	$194	$215
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

Letters of credit (LOC) issued and outstanding were as follows:

	April 30, 2020	January 31, 2020
Letters of credit outstanding(a)	$50	$50
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

Long-Term Notes
The Company assumed certain long-term notes pursuant to the acquisition of a majority ownership in DOT in fiscal year 2020 as described in Note 6 "Acquisitions and Investments in Businesses and Technologies". The related financial assistance agreement (Agreement) is between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 over a three-year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed by DOT. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of April 30, 2020, the Company had received $364 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term debt" on the Consolidated Balance Sheets.

At April 30, 2020, the Company's debt maturities based on outstanding principal were as follows:

	2021	2022	2023	2024	2025	Thereafter
Maturities of debt	$—	$—	$50,000	$364	$—	$—

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
The Company entered into a Gift Agreement ("the Agreement") effective in January 2018 with the South Dakota State University Foundation, Inc. ("the Foundation"). This gift will be used for the establishment of a precision agriculture facility to support South Dakota State University's Precision Agriculture degrees and curriculum. The Agreement states that the Company

(dollars in thousands, except per-share amounts)

will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018, and a liability had been incurred. The fair value of this contingency at April 30, 2020, was $2,631 (measured based on the present value of the expected future cash outflows), of which $697 was classified as "Accrued liabilities" and $1,934 was classified as "Other liabilities." As of April 30, 2020, the Company has made payments related to the commitment totaling $2,145.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has other unconditional purchase obligations that arise in the normal course of business operations. The majority of these obligations are related to the purchase of raw material inventory for the Applied Technology and Engineered Films divisions.

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, R&D tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Effective tax rate	(13.8)%	12.2%
The decrease in the effective tax rate year-over-year was driven primarily by an increase in the R&D tax credit as a percentage of estimated pre-tax income in the current fiscal year.

The Company's discrete tax benefit was as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Discrete tax benefit	$331	$1,168

The Company operates both domestically and internationally. As of April 30, 2020, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Dividends paid(a)	$4,658	$4,682

Dividends paid per share (in cents per share)(a)	13.0	13.0
(a)There were no declared and unpaid shareholder dividends at April 30, 2020 or 2019.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

Pursuant to these authorizations, the Company repurchased 60,700 shares for $2,281 in the three-month period ended April 30, 2019. There were no shares repurchases in the three-month period ended April 30, 2020. There were no share repurchases unpaid at April 30, 2020, or April 30, 2019. The remaining dollar value authorized for share repurchases at April 30, 2020 is $17,179.

(dollars in thousands, except per-share amounts)

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Cost of sales	$80	$76
Research and development expenses	374	35
Selling, general, and administrative expenses	1,042	671
Total share-based compensation expense	$1,496	$782

(15) SEGMENT REPORTING

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

Business segment financial performance and other information is as follows:

	Three Months Ended
	April 30, 2020	April 30, 2019
Net sales
Applied Technology	$42,007	$41,725
Engineered Films	33,398	44,292
Aerostar	11,151	12,190
Intersegment eliminations(a)	(60)	(29)
Consolidated net sales	$86,496	$98,178

Operating income(b)
Applied Technology	$8,939	$13,236
Engineered Films	1,607	6,363
Aerostar	293	1,996
Intersegment eliminations	40	1
Total reportable segment income	10,879	21,596
General and administrative expenses(b)	(6,940)	(6,475)
Consolidated operating income	$3,939	$15,121
(a) Intersegment sales for both fiscal 2021 and 2020 were primarily sales from Engineered Films to Aerostar.
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K for the year ended January 31, 2020.

The Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is organized as follows:
•Executive Summary
•Results of Operations - Segment Analysis
•Market Conditions and Outlook
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies and Estimates
•Accounting Pronouncements

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, and aerospace/defense markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Segment information is reported consistent with the Company's management reporting structure.

Management uses a number of metrics to assess the Company's performance:

•Consolidated net sales, gross margin, operating income, operating margin, net income, and diluted earnings per share.
•Cash flow from operations and shareholder returns.
•Return on sales, average assets, and average equity.
•Segment net sales, gross profit, gross margin, operating income, and operating margin. At the segment level, operating income and margin does not include an allocation of general and administrative expenses.

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

The following discussion highlights the consolidated operating results for the three-month periods ended April 30, 2020 and 2019. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2020	April 30, 2019	% Change
Net sales	$86,496	$98,178	(11.9)%
Gross profit	28,467	35,066	(18.8)%
Gross margin (a)	32.9%	35.7%
Operating income	$3,939	$15,121	(74.0)%
Operating margin (a)	4.6%	15.4%
Other income (expense), net	$(468)	$(69)
Net income attributable to Raven Industries, Inc.	$4,047	$13,210	(69.4)%
Diluted earnings per share	$0.11	$0.36

Cash flow from operating activities	$11,851	$8,762	35.3%
Cash outflow for capital expenditures	$(4,434)	$(1,570)	182.4%
Cash dividends	$(4,658)	$(4,682)	(0.5)%
Common share repurchases	$—	$(2,281)

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Consolidated Results
For the fiscal 2021 first quarter, net sales were $86.5 million, down $11.7 million, or 11.9%, from $98.2 million in last year’s first quarter. All three operating divisions faced significant challenges related to the pandemic throughout the last two months of the first quarter, with the revenue shortfall being mainly driven by a decline in Engineered Films along with lower net sales in Aerostar. Despite the substantial global economic challenges, Applied Technology achieved year-over-year sales growth by leveraging industry-leading products and strong customer relationships. In Aerostar, net sales from stratospheric platforms was negatively impacted by Department of Defense travel restrictions which limited Aerostar's ability to fulfill contracts and conduct flight campaigns for its U.S. Government customers. Engineered Films realized significant adverse impacts from the pandemic and related economic slowdown, with the largest decreases in net sales in the geomembrane (specifically in the energy sub-market), industrial and construction markets.

The Company's operating income for the first quarter of fiscal 2021 was $3.9 million, down $11.2 million, or 74.0%, compared to the first quarter of fiscal 2020. Included in the results for the first quarter of fiscal 2021 was $3.8 million of expenses associated with the Company's investment in Raven Autonomy™. The year-over-year decrease in operating income was driven principally by the investment in Raven Autonomy™, a significant decline in operating leverage within Engineered Films, and delayed stratospheric platform contract fulfillment in Aerostar stemming from the pandemic.

Net income for the first quarter of fiscal 2021 was $4.0 million, or $0.11 per diluted share, compared to net income of $13.2 million, or $0.36 per diluted share, in the prior year comparative period. The prior year's net income benefited from approximately $1.2 million ($0.03 per diluted share), while the current year benefited from $0.3 million ($.01 per diluted share) in favorable discrete tax items. The investment in Raven Autonomy™ reduced net income attributable to Raven by $2.9 million, or $0.08 per diluted share, in the first quarter of fiscal 2021.

Applied Technology Division Results
Applied Technology's net sales in the first quarter of fiscal 2021 were $42.0 million, up $0.3 million, or 0.7%, from last year's first quarter. Geographically, domestic sales were up 4.3% and international sales were down 8.2% year-over-year. Order activity remained strong for Applied Technology; however, supply chain challenges and enhanced safety precautions temporarily reduced workforce availability and precluded certain orders from being fulfilled during the first quarter.

Division operating income in the first quarter of fiscal 2021 was $8.9 million, down $4.3 million, or 32.5% versus the first quarter of fiscal 2020. The decline was primarily driven by the division's investment in Raven Autonomy™. This year's first quarter results included $3.8 million of Raven Autonomy™ related expenses, primarily research and development investment to drive the commercialization of its autonomous ag solutions.

Engineered Films Division Results
Engineered Films’ fiscal 2021 first quarter net sales were $33.4 million, a decrease of $10.9 million, or 24.6%, compared to fiscal 2020 first quarter net sales of $44.3 million. The Company saw demand decline significantly in the geomembrane (specifically the energy sub-market), construction, and industrial markets. Historically weak oil prices resulted in a 50 percent decline in rig counts within the Permian Basin and the division's sales into this end-market declined commensurately in the first quarter. In the construction and industrial markets, weak end-market demand resulted in a 20 percent decline versus the prior year, however, sales into the ag market grew significantly due to increased market share for high-value grain and silage covers.

Operating income for Engineered Films in the first quarter of fiscal 2021 decreased 74.7% to $1.6 million as compared to $6.4 million in the prior year first quarter. Negative operating leverage on lower sales volume reduced operating income as compared to the prior year.

Aerostar Division Results
Aerostar net sales in the first quarter of fiscal 2021 were $11.2 million, a decrease of $1.0 million, or 8.5%, compared to fiscal 2020 first quarter net sales of $12.2 million. Delayed stratospheric balloon flights due to Department of Defense travel restrictions prevented the execution on certain contracts and drove the year-over-year decrease in net sales. Partially offsetting this decline was growth in net sales for aerostats.

Division operating income in the first quarter of fiscal 2021 was $0.3 million, down $1.7 million versus the first quarter of fiscal 2020. The year-over-year decline was driven by the lower sales volume and a strategic increase in research and development expenses to advance product and service capabilities to drive future growth in core platforms. The radar and stratospheric capabilities being developed are very unique and are expected to position the division for future growth.

RESULTS OF OPERATIONS - SEGMENT ANALYSIS

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products, autonomous solutions, and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve yields for the global agriculture market.

	Three Months Ended
(dollars in thousands)	April 30, 2020	April 30, 2019	$ Change	% Change
Net sales	$42,007	$41,725	$282	0.7%
Gross profit	20,330	21,337	(1,007)	(4.7)%
Gross margin	48.4%	51.1%
Operating expenses	$11,391	$8,101	$3,290	40.6%
Operating expenses as % of sales	27.1%	19.4%
Operating income(a)	$8,939	$13,236	$(4,297)	(32.5)%
Operating margin	21.3%	31.7%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•Market conditions. The North American ag market continues to be negatively impacted by low commodity prices, and the pandemic has driven further uncertainty in the marketplace. Unfavorable oil prices and demand has caused a significant reduction in ethanol production which has an unfavorable impact on corn prices. These factors have reduced expected farm income, and OEMs have responded with plans for lower production of new machines. The Company anticipates these low commodity prices, and an anticipated tightening of ag lending, will likely hamper any improvement in ag market conditions throughout fiscal 2021. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology maintained or increased its market share in the first quarter of fiscal 2021.
•Sales volume and selling prices. First quarter fiscal 2021 net sales increased $0.3 million or 0.7%, to $42.0 million compared to $41.7 million in the prior year. Higher sales volume, rather than a change in selling price, was the primary driver of this increase. Net sales in the first quarter of fiscal 2021 included $2.8 million of last time buy activity to a non-strategic OEM customer, which was an increase of $1.1 million versus the prior year comparative period. Strong sales development in the current quarter led to increased sales to OEMs of new and existing products which benefited the division. However, supply chain challenges and enhanced safety precautions temporarily reduced workforce availability and precluded certain orders from being fulfilled during the first quarter.
•International sales. For the first quarter of fiscal 2021, international sales totaled $11.1 million, down 8.2% from $12.1 million in the prior year comparative period. International sales represented 26.5% of segment revenue compared to 29.1% of segment revenue in the prior year comparative period. Weaker demand in Canada and Latin America drove the decrease in net sales internationally.
•Gross margin. Gross margin decreased from 51.1% in the prior year first quarter to 48.4% in the first quarter of fiscal 2021. The year-over-year decrease in profitability for the three-month period was driven primarily by higher material and overhead costs.
•Operating expenses. Fiscal 2021 first quarter operating expenses as a percentage of net sales was 27.1%, up from 19.4% in the prior year comparative period. This year's first quarter results included $3.8 million of Raven AutonomyTM related expenses, primarily research and development investment to drive the commercialization of its autonomous ag solutions.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended
(dollars in thousands)	April 30, 2020	April 30, 2019	$ Change	% Change
Net sales	$33,398	$44,292	$(10,894)	(24.6)%
Gross profit	4,263	8,847	(4,584)	(51.8)%
Gross margin	12.8%	20.0%
Operating expenses	$2,656	$2,484	$172	6.9%
Operating expenses as % of sales	8.0%	5.6%
Operating income(a)	$1,607	$6,363	$(4,756)	(74.7)%
Operating margin	4.8%	14.4%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three-month year-over-year changes:

•Market conditions. In the first quarter, the pandemic and related economic slowdown drove a significant decrease in demand in the geomembrane (specifically in the energy sub-market), construction and industrial markets. Historically weak demand for oil, exacerbated by a world-wide over-supply situation, drove West Texas Intermediate prices to lows not previously realized and resulted in a 50 percent decline in rig counts within the Permian Basin. The Company expects that demand in the aforementioned markets will continue to be impacted by the current economic slowdown throughout fiscal 2021. Engineered Films has seen an increase in demand for high-value grain and silage covers within the ag market. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films maintained its market share in most of its end markets in the first quarter of fiscal 2021.
•Sales volume and selling prices. First quarter net sales were $33.4 million, a decrease of $10.9 million, or 24.6%, compared to fiscal 2020 first quarter net sales of $44.3 million. The division achieved growth in the agriculture end-market; however, net sales to other end-markets were down year-over-year, which drove the significant decrease in net sales. Low demand in certain end-markets has caused selling price and volume to decline in the first quarter of fiscal 2021 compared to the prior year. Sales volume, measured in pounds sold, decreased approximately 18% year-over-year for the three-month period ending April 30, 2020.
•Gross margin. For the three-month period ending April 30, 2020, gross margin was 12.8% and declined over 7 percentage points from 20.0% in the prior year. Negative operating leverage from lower sales volume along with lower selling prices drove the decrease in gross margin.
•Operating expenses. As a percentage of net sales, operating expenses were 8.0% in the current year three-month period as compared to 5.6% in the prior year comparative period.

Aerostar
Aerostar serves the aerospace/defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric balloons and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended
(dollars in thousands)	April 30, 2020	April 30, 2019	$ Change	% Change
Net sales	$11,151	$12,190	$(1,039)	(8.5)%
Gross profit	3,834	4,881	(1,047)	(21.5)%
Gross margin	34.4%	40.0%
Operating expenses	$3,541	$2,885	$656	22.7%
Operating expenses as % of sales	31.8%	23.7%
Operating income(a)	$293	$1,996	$(1,703)	(85.3)%
Operating margin	2.6%	16.4%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•Market conditions. Aerostar’s markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not model comparative market share position for its divisions, but the Company believes Aerostar has maintained or increased its market share in the first quarter and fiscal 2021.
•Sales volume. Net sales decreased 8.5% from $12.2 million for the three-month period ended April 30, 2019, to $11.2 million for the three-month period ended April 30, 2020. The decrease in revenue was driven by temporary delays in the execution on contracts due to Department of Defense travel restrictions.
•Gross margin. For the three-month period, gross margin decreased from 40.0% to 34.4% was primarily driven by lower sales volume and an unfavorable sales mix.
•Operating expenses. First quarter fiscal 2021 operating expense was $3.5 million, or 31.8% of net sales, an increase from 23.7% of net sales in the first quarter of fiscal 2020. Increased investment in R&D drove the increase in operating expenses as the division continued its investment in the advancement of its stratospheric and radar technologies.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended
(dollars in thousands)	April 30, 2020	April 30, 2019
Administrative expenses	$6,940	$6,475
Administrative expenses as a % of sales	8.0%	6.6%
Other income (expense), net	$(468)	$(69)
Effective tax rate	(13.8)%	12.2%

Administrative spending for the three-month period of fiscal 2021 was up $0.5 million compared to fiscal 2020. Higher headcount and administrative spending to support the Company's growth strategy in Raven Autonomy™ led to the increase in year-over-year spending.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses. Lower returns on cash and interest expense on long-term borrowings during the first quarter contributed to the increase in Other (expense) during the three-month period in fiscal 2021. There were no significant items in other income (expense), net for the three-month period in fiscal 2020.

The Company’s effective tax rates for the three-month periods ended April 30, 2020 and 2019, were (13.8)% and 12.2%, respectively. The year-over-year volatility in the effective tax rate for the three-month periods was driven primarily by an increase in the R&D tax credit. Due to the decrease in pre-tax income, this resulted in a negative effective tax rate during the first quarter of fiscal year 2021. Refer to Note 12 Income Taxes of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q for more information on the impact of discrete tax items to the effective tax rate.

MARKET CONDITIONS AND OUTLOOK

Given the unique market challenges, risks, and uncertainties presented as a result of the global coronavirus (COVID-19) pandemic, the Company identified four strategic priorities for fiscal 2021: upholding the Raven Way, emphasizing cash flow and liquidity, protecting the core business and continuing to invest in Raven Autonomy™. All three of the Company's divisions acted on these priorities during the first quarter and will continue to do so throughout fiscal 2021.

Applied Technology expects to have a relatively strong year and drive year-over-year revenue growth with the strength of its product portfolio. The current year results will benefit from last time purchases from a non-strategic OEM customer, contributing to net sales growth of approximately $10 million. The Company remains confident that the division’s strong customer relationships, diverse product offering, and commitment to service, quality, and innovation will put Applied Technology in a strong position to capture opportunities in the marketplace. However, low commodity prices, declines in ethanol production, anticipated tightening of ag lending and OEM plant shutdowns will limit the division's growth during the remainder of fiscal 2021.

The economic slowdown, driven by the pandemic, negatively affected most end markets that Engineered Films serves, with the largest impacts being concentrated in the geomembrane (specifically in the energy sub-market), construction, and industrial markets. While the duration of the economic slowdown is still unknown, we are not expecting to see a recovery in the geomembrane market within fiscal 2021 and we expect a significant year-over-year decline in revenue for the division. Despite the challenges with the oil industry, the division is working diligently with our industry partners to develop innovative solutions that solve great challenges for our customers in addition to taking advantage of near-term opportunities that exist in the other markets we serve.

In Aerostar, Department of Defense travel restrictions prevented the execution on certain contracts during the first quarter and sales were delayed as a result. The division expects the travel restrictions to be temporary, but the timing of contract delivery could continue to be pushed out if these travel restrictions stay in place for an extended period of time. The backlog and underlying fundamental demand remains very strong for the division's radar and stratospheric product platforms. The Company expects to complete the fulfillment of its current aerostat contract in fiscal 2021, which will generate an additional $7 million in revenue throughout the current fiscal year.

Overall, with conditions constantly changing, the length and duration of this economic slowdown is still uncertain, but the Company is well prepared to respond to these challenges. The fundamentals of our company remain very strong, and we have great confidence in our long-term success.

LIQUIDITY AND CAPITAL RESOURCES

The Company's balance sheet continues to reflect significant liquidity and a strong capital base. Management focuses on the current cash balance and operating cash flows in considering liquidity, as operating cash flows have historically been the Company's primary source of liquidity. Management expects that current cash, combined with the generation of positive operating cash flows, will be sufficient to fund the Company's normal operating, investing, and financing activities beyond the next twelve months. In addition, the Company has a three-year, $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. If executed, this allows the Company’s total borrowing capacity to reach $200 million. This credit facility has a maturity date of September 20, 2022.

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	April 30, 2020	January 31, 2020	April 30, 2019
Cash and cash equivalents	$72,581	$20,707	$61,370

	Three Months Ended
(dollars in thousands)	April 30, 2020	April 30, 2019
Cash provided by operating activities	$11,851	$8,762
Cash used in investing activities	(4,290)	(2,441)
Cash provided by (used in) financing activities	44,648	(10,665)
Effect of exchange rate changes on cash and cash equivalents	(335)	(73)
Net increase (decrease) in cash and cash equivalents	$51,874	$(4,417)

Cash and cash equivalents totaled $72.6 million at April 30, 2020, an increase of $51.9 million from $20.7 million at January 31, 2020. Cash and cash equivalents as of April 30, 2019 was $61.4 million. The sequential increase in cash was driven by a $50.0 million draw down on its credit facility to maximize the Company's short-term financial flexibility during the COVID-19 global pandemic.

Operating Activities
Cash provided by operating activities was primarily derived from cash received from customers, offset by cash payments for inventories, services, and employee compensation. Cash provided by operating activities was $11.9 million for the first three months of fiscal 2021 compared with $8.8 million in the first three months of fiscal 2020. The increase in operating cash flows year-over-year was driven primarily by actions taken to lower net working capital.

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

(dollars in thousands)	April 30, 2020	April 30, 2019
Accounts receivable, net	$60,336	$67,792
Plus: Inventories	57,101	58,042
Less: Accounts payable	20,392	16,179
Net working capital(a)	$97,045	$109,655

Annualized net sales(b)	345,984	392,712
Net working capital percentage(c)	28.0%	27.9%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Net working capital percentage was up slightly year-over-year in the first quarter of fiscal 2021. However, net working capital decreased $12.6 million year-over-year in the first quarter. This year-over-year change was driven primarily by an increase in accounts payable and lower accounts receivable in Engineered Films due to a decrease in net sales year-over-year.

Inventory levels decreased $0.9 million, or 1.6%, year-over-year from $58.0 million at April 30, 2019, to $57.1 million at April 30, 2020. In comparison, consolidated net sales decreased $11.7 million, or 11.9%, year-over-year in the first quarter. The decrease in inventory was primarily driven by the Engineered Films division improving operational efficiency and aligning inventory levels with corresponding expected sales.

Accounts receivable decreased $7.5 million or 11.0%, year-over-year to $60.3 million at April 30, 2020, from $67.8 million at April 30, 2019. In comparison, consolidated net sales decreased $11.7 million, or 11.9%, year-over-year in the first quarter. Lower sales volume and the timing of cash receipts were the primary drivers of the year-over-year decrease in accounts receivable.

Accounts payable increased $4.2 million, or 26.0%, year-over-year from $16.2 million at April 30, 2019, to $20.4 million at April 30, 2020. The increase in accounts payable year-over-year was primarily due to timing of purchases and optimization of payment terms.

Investing Activities
Cash used by investing activities was $4.3 million for the first three months of fiscal 2021 compared with cash used of $2.4 million in the first three months of fiscal 2020. Capital expenditure spending increased $2.9 million compared to the prior year three-month period due to current year investments in property and equipment in Engineered Films.

Financing Activities
Cash used for financing activities for the first three months of fiscal 2021 decreased $55.3 million compared to the first three months of fiscal 2020. The decrease in cash outflows was driven by a $50.0 million draw down on its credit facility during the first three months of fiscal 2021. There were no borrowings or repayments in the prior year comparative period. In addition, the prior fiscal year included $2.3 million of share repurchases in the first three months compared to no share repurchases in the first three months of fiscal 2021. Dividends per share for the first three months of fiscal 2021 and 2020 were consistent at

13.0 cents per share. Total cash outflows for dividends in the three-month periods ended April 30, 2020 and 2019, were $4.7 million for both periods.

Other Liquidity and Capital Resources
The Company entered into a $100 million credit agreement on September 20, 2019, with a maturity date of September 20, 2022. This agreement (Credit Agreement) is more fully described in Note 10 Debt of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

The Company drew down $50.0 million on its credit facility during fiscal 2021 first quarter to increase its cash position to maximize financial flexibility during the COVID-19 global pandemic. The borrowings mature on September 20, 2022. Availability under the Credit Agreement for borrowings as of April 30, 2020, was $50.0 million. As the impacts of the risks and uncertainties related to the pandemic become more clear, the Company expects to make principal payments on this long-term obligation, including $25.0 million which was repaid prior to the filing of this Form 10-Q.

Letters of credit (LOCs) totaling $0.1 million and $0.3 million were outstanding at April 30, 2020 and April 30, 2019, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting policies are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC. There have been no material changes to our critical accounting policies during the three-month period ended April 30, 2020.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments, and long term borrowings on the Company's credit facility. The Company also has an immaterial amount of finance lease obligations as of April 30, 2020 and January 31, 2020. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates. The interest rate related to the $50 million outstanding debt under the Company's credit facility at April 30, 2020, is fixed at approximately 1.8% for a six-month period.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $3.9 million and $5.3 million at April 30, 2020 and January 31, 2020, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended April 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended January 31, 2020, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive and additional risks we currently deem to be immaterial or are unknown to us at this time also could materially affect our business, results of operations, financial condition, and/or liquidity. The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2020, to include additional information.

The novel coronavirus (COVID-19) has adversely impacted, and could continue to impact the Company, including possible material adverse effects on our business, financial position, and cash flow. A second wave of COVID-19, as well as outbreaks or epidemics of other infectious diseases, may have a similar or worse impact on the Company.

Global pandemics, including the current COVID-19 pandemic, represent significant risks to the Company, our employees, suppliers, and customers and may adversely impact the Company's operations and financial results. The COVID-19 pandemic has caused significant volatility and disruption in capital markets and led to a global economic slowdown. The duration, severity, and scope of the COVID-19 outbreak and the actions taken to contain or treat the outbreak remain highly uncertain at this time. The extent to which COVID-19 impacts the Company's operations will depend on future developments.

The potential effects on the Company of outbreaks of infectious disease, including COVID-19, include, but are not limited to the following:

•Economic uncertainty and the potential short-term closures of customer facilities could result in reduced business and consumer spending, as well as customers in weakened financial condition. As a result, the Company may see a slowdown in customer orders, order cancellations, or the inability to collect on delivered orders, adversely affecting our financial condition.
•Instability and volatility in the credit and financial markets, could increase the cost of capital and/or limit its availability and adversely affect our ability to borrow and our financial condition.
•Potential disruptions to our supply chain, or further government actions, including shelter-in-place orders, could impact our ability to source materials, produce product, and fulfill customer orders, adversely impacting our financial condition.
•The Company could continue to be adversely impacted by travel restrictions and limitations, resulting in the inability to start or complete projects. It could also continue to restrict the Company’s ability to market new products to customers, delaying the sales launch of these products, and potentially limiting sales. Continuing or further travel restrictions and limitations could adversely impact the Company’s financial condition.
•The Company has taken proactive steps to prevent the spread of COVID-19 amongst employees, including encouraging employees to work remotely, and has been effective at preventing the spread of COVID-19 amongst employees. However, further spread of the COVID-19 virus to employees, contracted either at work or from the public, could result in the Company slowing or stopping production, impacting the ability to fulfill orders, and adversely affecting the Company’s financial condition.

To the extent the COVID-19 pandemic may adversely affect our business, financial condition, and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

Issuer purchases of equity securities
On November 3, 2014, the Company's Board of Directors (Board) authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. There is $17.2 million still available for share repurchases under this Board-authorized program which remains in place lace until such time as the authorized spending limit is reached or is revoked by the Board.

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

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 28, 2020