Form 10-Q
period 2020-07-31
RAVEN INDUSTRIES INC
filed 2020-08-27
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 21, 2020, there were 35,845,223 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	July 31, 2020	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$15,813	$20,707
Accounts receivable, net	53,032	62,552
Inventories, net	51,302	53,899
Other current assets	5,814	5,436
Total current assets	125,961	142,594

Property, plant and equipment, net	104,937	100,850
Goodwill	105,703	106,509
Intangible assets, net	44,175	46,217
Other assets	11,001	7,087
TOTAL ASSETS	$391,777	$403,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,960	$14,893
Accrued liabilities	20,422	20,743
Other current liabilities	3,013	2,287
Total current liabilities	41,395	37,923

Long term debt	378	225
Other liabilities	32,453	29,161
Total liabilities	74,226	67,309

Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest	—	21,302

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,510 and 67,436, respectively	67,510	67,436
Paid-in capital	64,690	61,508
Retained earnings	302,665	302,300
Accumulated other comprehensive loss	(6,131)	(5,415)
Treasury stock at cost, 31,665 and 31,665 shares, respectively	(111,183)	(111,183)
Total shareholders' equity	317,551	314,646
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$391,777	$403,257

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Net sales	$85,179	$98,058	$171,675	$196,236
Cost of sales	55,047	66,720	113,076	129,832
Gross profit	30,132	31,338	58,599	66,404

Research and development expenses	10,808	7,067	21,313	14,338
Selling, general, and administrative expenses	13,181	13,701	27,204	26,375
Operating income	6,143	10,570	10,082	25,691

Other income (expense), net	377	383	(91)	314
Income before income taxes	6,520	10,953	9,991	26,005

Income tax expense	701	2,187	223	4,029
Net income	5,819	8,766	9,768	21,976

Net loss attributable to redeemable noncontrolling interest and noncontrolling interest	—	—	(98)	—

Net income attributable to Raven Industries, Inc.	$5,819	$8,766	$9,866	$21,976

Net income per common share:
─ Basic	$0.16	$0.24	$0.27	$0.61
─ Diluted	$0.16	$0.24	$0.27	$0.60

Comprehensive income:
Net income	$5,819	$8,766	$9,768	$21,976

Other comprehensive income (loss):
Foreign currency translation	1,868	1	(711)	(303)
Postretirement benefits, net of income tax benefit of $1, $3, $2 and $7, respectively	(2)	(13)	(5)	(25)
Other comprehensive income (loss), net of tax	1,866	(12)	(716)	(328)

Comprehensive income	7,685	8,754	9,052	21,648

Comprehensive loss attributable to redeemable noncontrolling interest and noncontrolling interest	—	—	(98)	—

Comprehensive income attributable to Raven Industries, Inc.	$7,685	$8,754	$9,150	$21,648

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended July 31, 2020
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity		Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance April 30, 2020	$67,500	$62,505	$(111,183)	$301,599	$(7,997)	$312,424		$—
Net income	—	—	—	5,819	—	5,819		—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	1,868	1,868		—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $1	—	—	—	—	(2)	(2)		—
Cash dividends ($0.13 per share)	—	93	—	(4,753)	—	(4,660)		—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	1	(12)	—	—	—	(11)		—
Director shares issued	9	(9)	—	—	—	—	—
Share-based compensation	—	2,113	—	—	—	2,113		—
Balance July 31, 2020	$67,510	$64,690	$(111,183)	$302,665	$(6,131)	$317,551		$—

	Six Months Ended July 31, 2020
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity		Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance January 31, 2020	$67,436	$61,508	$(111,183)	$302,300	$(5,415)	$314,646		$21,302
Net income (loss)	—	—	—	9,866	—	9,866		(98)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(711)	(711)		—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	(5)	(5)		—
Reclassification and redemption of noncontrolling interest (see Note 6)	—	215	—	—	—	215		(21,204)
Cash dividends ($0.26 per share)	—	183	—	(9,501)	—	(9,318)		—
Shares issued on stock options exercised, net of shares withheld for employee taxes	11	(124)	—	—	—	(113)		—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	54	(692)	—	—	—	(638)		—
Director shares issued	9	(9)	—	—	—	—	—
Share-based compensation	—	3,609	—	—	—	3,609		—
Balance July 31, 2020	$67,510	$64,690	$(111,183)	$302,665	$(6,131)	$317,551		$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended July 31, 2019
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance April 30, 2019	$67,417	$57,369	$(102,683)	$294,450	$(3,872)	$312,681	$2	$312,683	$—
Net income	—	—	—	8,766	—	8,766	—	8,766	—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	1	1	—	1	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $3	—	—	—	—	(13)	(13)	—	(13)	—
Cash dividends ($0.13 per share)	—	49	—	(4,720)	—	(4,671)	—	(4,671)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	3	(57)	—	—	—	(54)	—	(54)	—
Shares repurchased	—	—	(3,500)	—	—	(3,500)	—	(3,500)	—
Share-based compensation	—	1,766	—	—	—	1,766	—	1,766	—
Balance July 31, 2019	$67,420	$59,127	$(106,183)	$298,496	$(3,884)	$314,976	$2	$314,978	$—

	Six Months Ended July 31, 2019
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance January 31, 2019	$67,289	$59,655	$(100,402)	$285,969	$(3,556)	$308,955	$2	$308,957	$—
Net income	—	—	—	21,976	—	21,976	—	21,976	—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(303)	(303)	—	(303)	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $7	—	—	—	—	(25)	(25)	—	(25)	—
Cash dividends ($0.26 per share)	—	96	—	(9,449)	—	(9,353)	—	(9,353)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	29	(750)	—	—	—	(721)	—	(721)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	102	(2,422)	—	—	—	(2,320)	—	(2,320)	—
Shares repurchased	—	—	(5,781)	—	—	(5,781)	—	(5,781)	—
Share-based compensation	—	2,548	—	—	—	2,548	—	2,548	—
Balance July 31, 2019	$67,420	$59,127	$(106,183)	$298,496	$(3,884)	$314,976	$2	$314,978	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(dollars in thousands)	July 31, 2020	July 31, 2019
OPERATING ACTIVITIES:
Net income	$9,768	$21,976
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,478	8,122
Change in fair value of acquisition-related contingent consideration	(212)	243
Deferred income taxes	(2,392)	1,575
Share-based compensation expense	3,609	2,548
Other operating activities, net	(237)	1,544
Change in operating assets and liabilities:
Accounts receivable	8,669	(6,762)
Inventories	(204)	(7,326)
Other assets	(420)	107
Operating liabilities	3,525	4,133
Net cash provided by operating activities	30,584	26,160

INVESTING ACTIVITIES:
Capital expenditures	(7,783)	(3,784)
Proceeds from sale or maturity of investments	336	993
Purchases of investments	(146)	(907)
Proceeds from sale of assets	251	—
Other investing activities	24	20
Net cash used in investing activities	(7,318)	(3,678)

FINANCING ACTIVITIES:
Dividends paid	(9,318)	(9,353)
Payments for common shares repurchased	—	(5,781)
Proceeds from debt	50,150	—
Repayments of debt	(50,000)	—
Payments for redeemable noncontrolling interest	(17,853)	—
Payments of acquisition-related contingent liability	—	(717)
Restricted stock unit issuances, net of taxes	(638)	(2,320)
Employee stock option exercises, net of shares withheld for employee taxes	(113)	(722)
Other financing activities	(208)	(199)
Net cash used in financing activities	(27,980)	(19,092)

Effect of exchange rate changes on cash	(180)	(46)

Net increase (decrease) in cash and cash equivalents	(4,894)	3,344
Cash and cash equivalents at beginning of year	20,707	65,787
Cash and cash equivalents at end of period	$15,813	$69,131

Significant non-cash transactions:
Capital expenditures converted from inventories	$2,774	$—

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

Financial results for the interim three- and six-month periods ended July 31, 2020, are not necessarily indicative of the results that may be expected for the year ending January 31, 2021. The January 31, 2020, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Redeemable noncontrolling interest
The Company acquired a majority ownership in Dot Technology Corp. (DOT) in the fourth quarter of fiscal year 2020. Due to the redemption features provided to the minority shareholders in the acquisition, the 36% remaining noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020. During the second quarter of fiscal 2021, the Company closed on the transaction to purchase the shares of the largest minority interest shareholder for $17,853, giving the Company full voting control of DOT. The majority ownership in DOT and redeemable noncontrolling interest is further described in Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies," and aligns under the Applied Technology segment.

Related Party Transactions
Following the acquisition of DOT, the Company sold products to, paid rent to, and purchased services for manufacturing, research and development (R&D), selling, and administration from a business owned by the largest minority interest shareholder of DOT. The total of these related party transactions was $199 and $1,954 for the three and six-month periods ended July 31, 2020, none of which was in accounts payable at July 31, 2020. As of July 31, 2020, all of the shares formerly held by this minority interest shareholder are owned by Raven and therefore the aforementioned minority interest shareholder is no longer considered a related party.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, other than described in the Accounting Standards Adopted section below.
Accounting Pronouncements
Accounting Standards Adopted
In the fiscal 2021 first quarter, the Company adopted, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13), when it became effective. The amendments in ASU 2018-13 remove, modify, and add required disclosures for companies related to recurring and nonrecurring fair value measurements under Topic 820. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The amendments in ASU 2018-13 only related to financial statement disclosures and did not have a significant

(dollars in thousands, except per-share amounts)

impact on the Company's consolidated financial statements or its note disclosures.

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

New Accounting Standards Not Yet Adopted
There are no significant ASU's issued not yet adopted as of July 31, 2020.

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2020	January 31, 2020
Accounts receivable, net:
Trade accounts	$50,245	$56,978
Unbilled receivables	4,255	6,954
Allowance for doubtful accounts	(1,468)	(1,380)
	$53,032	$62,552
Inventories, net:
Finished goods	$7,582	$6,309
In process	1,944	3,287
Materials	41,776	44,303
	$51,302	$53,899
Other current assets:
Insurance policy benefit	$38	$38
Income tax receivable	1,380	1,370
Prepaid expenses and other	4,396	4,028
	$5,814	$5,436
Property, plant and equipment, net:(a)
Land	$3,117	$3,117
Buildings and improvements	83,134	80,330
Machinery and equipment	166,162	158,354
Financing lease right-of-use assets	1,071	881
Accumulated depreciation	(148,547)	(141,832)
	$104,937	$100,850
Other assets:
Equity investments	$1,404	$1,289
Operating lease right-of-use assets	7,729	4,275
Deferred income taxes	91	16
Other	1,777	1,507
	$11,001	$7,087
Accrued liabilities:
Salaries and related	$2,742	$4,188
Benefits	5,867	5,339
Insurance obligations	1,822	1,680
Warranties	1,609	2,019
Income taxes	697	293
Other taxes	2,555	1,734
Acquisition-related contingent consideration	233	763
Lease liability	2,327	2,530
Other	2,570	2,197
	$20,422	$20,743
Other liabilities:
Postretirement benefits	$8,772	$8,741
Acquisition-related contingent consideration	2,226	2,171
Lease liability	6,137	2,627
Deferred income taxes	3,642	7,080
Uncertain tax positions	2,614	2,606
Other	9,062	5,936
	$32,453	$29,161
(a) Includes assets held for use and assets held for sale. The amount of assets held for sale at July 31, 2020, and January 31, 2020, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Anti-dilutive options and restricted stock units	321,613	92,974	321,534	29,976

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Numerator:
Net income attributable to Raven Industries, Inc.	$5,819	$8,766	$9,866	$21,976

Denominator:
Weighted average common shares outstanding	35,838,509	35,933,618	35,818,224	35,947,842
Weighted average fully vested stock units outstanding	157,488	128,128	143,580	116,734
Denominator for basic calculation	35,995,997	36,061,746	35,961,804	36,064,576

Weighted average common shares outstanding	35,838,509	35,933,618	35,818,224	35,947,842
Weighted average fully vested stock units outstanding	157,488	128,128	143,580	116,734
Dilutive impact of stock options and restricted stock units	85,991	184,873	117,485	260,323
Denominator for diluted calculation	36,081,988	36,246,619	36,079,289	36,324,899

Net income per share ─ basic	$0.16	$0.24	$0.27	$0.61
Net income per share ─ diluted	$0.16	$0.24	$0.27	$0.60

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

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended July 31, 2020					Three Months Ended July 31, 2019
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$10,008	$—	$10,008	$—	$—	$8,130	$—	$8,130
International	—	—	34	—	34	—	—	15	—	15
Plastic Films & Sheeting
Domestic	—	32,478	—	(38)	32,440	—	54,843	—	(18)	54,825
International	—	3,774	—	—	3,774	—	2,673	—	—	2,673
Precision Agriculture Equipment
Domestic	28,000	—	—	(2)	27,998	20,374	—	—	—	20,374
International	7,502	—	—	—	7,502	6,997	—	—	—	6,997
Other
Domestic	—	—	3,423	—	3,423	—	—	4,966	—	4,966
International	—	—	—	—	—	—	—	78	—	78
Totals	$35,502	$36,252	$13,465	$(40)	$85,179	$27,371	$57,516	$13,189	$(18)	$98,058

	Six Months Ended July 31, 2020					Six Months Ended July 31, 2019
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$16,090	$—	$16,090	$—	$—	$15,159	$—	$15,159
International	—	—	46	—	46	—	—	49	—	49
Plastic Films & Sheeting
Domestic	—	63,034	—	(98)	62,936	—	96,605	—	(47)	96,558
International	—	6,616	—	—	6,616	—	5,203	—	—	5,203
Precision Agriculture Equipment
Domestic	58,861	—	—	(2)	58,859	49,958	—	—	—	49,958
International	18,648	—	—	—	18,648	19,138	—	—	—	19,138
Other
Domestic	—	—	8,475	—	8,475	—	—	10,088	—	10,088
International	—	—	5	—	5	—	—	83	—	83
Totals	$77,509	$69,650	$24,616	$(100)	$171,675	$69,096	$101,808	$25,379	$(47)	$196,236
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

(dollars in thousands, except per-share amounts)

During the six months ended July 31, 2020, the Company’s contract assets decreased by $2,699 while contract liabilities increased by $725, respectively. The change was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	July 31, 2020	January 31, 2020	$ Change	% Change
Contract assets	$4,826	$7,525	$(2,699)	(35.9)%

Contract liabilities	3,013	$2,288	$725	31.7%

Remaining Performance Obligations
As of July 31, 2020, the Company has no remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the three- and six-month periods ending July 31, 2020, were not material.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2021
There were no business acquisitions and divestitures or purchases of technologies in the three- and six-month periods ended July 31, 2020.

Fiscal year 2020
On November 1, 2019, the Company acquired Smart Ag, Inc. (Smart Ag). Smart Ag is a technology company located in Ames, Iowa, that develops autonomous farming solutions for agriculture. Smart Ag offers aftermarket retrofit kits to automate farm equipment as well as a platform to connect, manage, and safely operate autonomous agricultural machinery.

On November 13, 2019, the Company acquired a majority ownership in DOT. Simultaneously with acquiring this majority ownership, the Company contributed cash to DOT in exchange for additional equity, making the majority ownership percentage in DOT 60% when the transaction closed. DOT, located in Regina, Saskatchewan, Canada, designs autonomous agriculture solutions and manufactures a unique U-shaped agriculture platform to semi-autonomously handle a large variety of agriculture implements. The acquisition provided noncontrolling interest shareholders various put options that, if exercised, obligated the Company to purchase their outstanding DOT shares. Due to the redemption features, the noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020.

Both acquisitions aligned under the Company's Applied Technology Division and complement the division's suite of precision ag products and solutions. The aggregate purchase price was approximately $54,000 in the fourth quarter of fiscal year 2020, excluding the noncontrolling interest.

During the first quarter of fiscal 2021, certain minority interest shareholders in DOT exercised their put options, requiring the Company to redeem the remaining noncontrolling interest in DOT. The Company closed on the transaction to purchase the shares of the largest minority shareholder for $17,853 in the second quarter of fiscal 2021. The remaining redeemable amount, as well as the liability for the noncontrolling interest redeemed in the prior fiscal year, totaling approximately $5,025, is payable in November 2021 and classified as "Other Liabilities" in the Consolidated Balance Sheet at July 31, 2020.

The Company completed the valuation of intangible assets and pre-acquisition tax filings during the first and second quarters of fiscal 2021. The following adjustments were made to the purchase price allocation during the six months ended July 31, 2020:

	Previously Reported	Measurement Period Adjustments	Adjusted Balance
Goodwill	$56,022	$(440)	$55,582
Intangibles, net	31,800	(600)	31,200
Deferred income taxes	(4,158)	1,005	(3,153)
Accounts payable and other current liabilities	(1,462)	35	(1,427)
		$—

(dollars in thousands, except per-share amounts)

Identifiable intangible assets acquired were primarily indefinite-lived intangible assets for in-process research and development. Amortization of these indefinite-lived intangible assets will start when the current in-process research and development project is complete and the product is commercialized. Amortization of the indefinite-lived intangibles will be on a straight-line basis over the remaining estimated useful lives of these assets. The Company expects the useful lives will range from seven to ten years.

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been included in the Company's consolidated financial statements for the prior year comparative period (unaudited):

(Unaudited)
	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
Net sales	$98,468	$196,746
Net income attributable to Raven Industries, Inc.	$6,638	$17,998

Earnings per common share
Basic	$0.18	$0.50
Diluted	$0.18	$0.50

Acquisition-related Contingent Consideration
The Company has contingent liabilities related to the acquisitions of AgSync, Inc. (AgSync) in fiscal 2019; Colorado Lining International, Inc. (CLI) in fiscal 2018; and Raven Europe B.V. (Raven Europe), formerly named SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG), in fiscal 2015. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the particular contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Beginning balance	$2,778	$3,956	$2,934	$4,172
Fair value of contingent consideration acquired	—	—	—	310
Change in fair value of the liability	(157)	149	(212)	243
Contingent consideration earn-out paid	(162)	(526)	(263)	(1,146)
Ending balance	$2,459	$3,579	$2,459	$3,579

Classification of liability in the consolidated balance sheet
Accrued liabilities	$233	$1,013	$233	$1,013
Other liabilities, long-term	2,226	2,566	2,226	2,566
Balance at July 31	$2,459	$3,579	$2,459	$3,579

For the acquisition of AgSync, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of July 31, 2020.

In the acquisition of CLI, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenue milestones and operational synergies. To date, the Company has paid a total of $1,333 of this potential earn-out liability.

(dollars in thousands, except per-share amounts)

In connection with the acquisition of Raven Europe, the Company entered into a contingent earn-out agreement, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date, contingent upon achieving certain revenue milestones. All revenue milestones under the agreement were achieved by Raven Europe in fiscal 2021. The Company has paid a total of $2,500 to date and has no further contingent obligations related to the acquisition of Raven Europe.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three- and six-month periods ending July 31, 2020 and 2019, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology (excluding Autonomy)	Autonomy	Engineered Films	Aerostar	Total
Balance at January 31, 2020	$16,943	$55,700	$33,232	$634	$106,509
Changes due to business combinations	—	(440)	—	—	(440)
Foreign currency translation adjustment	184	(550)	—	—	(366)
Balance at July 31, 2020	$17,127	$54,710	$33,232	$634	$105,703

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

The following table summarizes the components of intangible assets, which are reported net on the Consolidated Balance Sheets:

	July 31, 2020			January 31, 2020
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,237	$(8,028)	$1,209	$9,190	$(7,706)	$1,484
Customer relationships	16,111	(7,568)	8,543	16,067	(6,868)	9,199
Patents and other intangibles	6,824	(2,781)	4,043	6,678	(2,444)	4,234
In-process research and development(a)	30,380	—	30,380	31,300	—	31,300
Total	$62,552	$(18,377)	$44,175	$63,235	$(17,018)	$46,217
(a) Refer to Note 6 "Acquisitions and Divestitures Of and Investments in Businesses and Technologies" for a more detailed description of these indefinite-lived intangible assets acquired in business combinations in fiscal 2020. A portion of these intangible assets are denominated in a foreign currency and subject to exchange rate fluctuations.

There were no long-lived asset impairment losses reported in the three- and six-month periods ending July 31, 2020 and 2019, respectively.

(dollars in thousands, except per-share amounts)

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Service cost	$9	$7	$18	$14
Interest cost	70	84	140	167
Amortization of actuarial losses	43	24	86	48
Amortization of unrecognized gains in prior service cost	(40)	(40)	(80)	(80)
Net periodic benefit cost	$82	$75	$164	$149

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

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Beginning balance	$1,606	$1,391	$2,019	$890
Change in provision	497	1,032	1,000	1,854
Settlements made	(494)	(684)	(1,410)	(1,005)
Ending balance	$1,609	$1,739	$1,609	$1,739

(10) DEBT

Credit Facility
On September 20, 2019, the Company entered into a credit facility with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022. Loans or borrowings defined under the Credit Agreement accrue interest and fees at varying rates. The Credit Agreement includes an annual administrative fee as well as an unborrowed capacity fee. Debt under the agreement is subject to customary affirmative and negative covenants, including financial covenants. These financial covenants include a consolidated interest coverage ratio and consolidated leverage ratio, both of which are defined in the Credit Agreement. As of July 31, 2020, the Company has no outstanding borrowings under the Credit Agreement. The Company has $100,000 in availability under the Credit Agreement as of July 31, 2020.

The unamortized debt issuance costs associated with the Credit Agreement were as follows:

	July 31, 2020	January 31, 2020
Unamortized debt issuance costs(a)	$174	$215
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

(dollars in thousands, except per-share amounts)

Letters of credit (LOC) issued and outstanding were as follows:

	July 31, 2020	January 31, 2020
Letters of credit outstanding(a)	$50	$50
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

Long-Term Notes
The Company assumed certain long-term notes pursuant to the acquisition of a majority ownership in DOT in fiscal year 2020 as described in Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies". The related financial assistance agreement (Agreement) is between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 in Canadian dollars, approximately $4,000 in US dollars, over a three-year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed by DOT. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of July 31, 2020, the Company had received $378 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term debt" on the Consolidated Balance Sheets.

At July 31, 2020, the Company's debt maturities based on outstanding principal were as follows:

	2021	2022	2023	2024	2025	Thereafter
Maturities of debt	$—	$—	$—	$378	$—	$—

(11) COMMITMENTS AND CONTINGENCIES

The Company is involved as a party in lawsuits, claims, regulatory inquiries, or disputes arising in the normal course of its business, the potential costs and liabilities of which cannot be determined at this time. Management does not believe the ultimate outcomes of its legal proceedings are likely to be material to its results of operations, financial position, or cash flows. In addition, the Company has insurance policies that provide coverage to various degrees for potential liabilities arising from legal proceedings.
The Company entered into a Gift Agreement ("the Agreement") effective in January 2018 with the South Dakota State University Foundation, Inc. ("the Foundation"). This gift will be used for the establishment of a precision agriculture facility to support South Dakota State University's Precision Agriculture degrees and curriculum. The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. Management concluded that the contingencies related to this gift were substantially met during the three-month period ended April 30, 2018, and a liability had been incurred. The fair value of this contingency at July 31, 2020, was $2,657 (measured based on the present value of the expected future cash outflows), of which $704 was classified as "Accrued liabilities" and $1,953 was classified as "Other liabilities." As of July 31, 2020, the Company has made payments related to the commitment totaling $2,145.

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

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, R&D tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Effective tax rate	10.8%	20.0%	2.2%	15.5%

(dollars in thousands, except per-share amounts)

The decrease in the effective tax rate year-over-year was driven primarily by an increase in the R&D tax credit as a percentage of estimated pre-tax income in the current fiscal year.

The Company's discrete tax benefit (expense) was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Discrete tax benefit (expense)	$(54)	$22	$277	$1,190

The Company operates both domestically and internationally. As of July 31, 2020, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

(13) DIVIDENDS AND TREASURY STOCK

Dividends paid to Raven shareholders were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Dividends paid(a)	$4,660	$4,671	$9,318	$9,353

Dividends paid per share (in cents per share)(a)	13.0	13.0	26.0	26.0
(a)There were no declared and unpaid shareholder dividends at July 31, 2020 or 2019.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

The Company had no share repurchases in the three- and six-month periods ended July 31, 2020. Pursuant to the aforementioned authorizations, the Company repurchased 102,477 and 163,177 shares in the three- and six-month periods ended July 31, 2019. These purchases totaled $3,500 and $5,781, respectively. There were no share repurchases unpaid at July 31, 2020 or 2019. The remaining dollar value authorized for share repurchases at July 31, 2020 is $17,179.

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Cost of sales	$38	$99	$118	$175
Research and development expenses	383	46	757	81
Selling, general, and administrative expenses	1,692	1,621	2,734	2,292
Total share-based compensation expense	$2,113	$1,766	$3,609	$2,548

(dollars in thousands, except per-share amounts)

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

Business segment financial performance and other information is as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Net sales
Applied Technology	$35,502	$27,371	$77,509	$69,096
Engineered Films	36,252	57,516	69,650	101,808
Aerostar	13,465	13,189	24,616	25,379
Intersegment eliminations(a)	(40)	(18)	(100)	(47)
Consolidated net sales	$85,179	$98,058	$171,675	$196,236

Operating income(b)
Applied Technology	$6,511	$4,849	$15,450	$18,085
Engineered Films	4,465	10,150	6,072	16,513
Aerostar	1,751	2,943	2,044	4,939
Intersegment eliminations	11	1	51	2
Total reportable segment income	12,738	17,943	23,617	39,539
General and administrative expenses(b)	(6,595)	(7,373)	(13,535)	(13,848)
Consolidated operating income	$6,143	$10,570	$10,082	$25,691
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

(16) SUBSEQUENT EVENTS

On August 26, 2020, the Company announced that the board of directors indefinitely suspended the Company’s regular quarterly cash dividend on its common stock. The Company intends to reallocate this capital to supplement and accelerate investments in the Company's Strategic Platforms for Growth; Raven Autonomy™ and Raven Composites™.

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

The following discussion highlights the consolidated operating results for the three- and six-month periods ended July 31, 2020 and 2019. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2020	July 31, 2019	% Change	July 31, 2020	July 31, 2019	% Change
Net sales	$85,179	$98,058	(13.1)%	$171,675	$196,236	(12.5)%
Gross profit	30,132	31,338	(3.8)%	58,599	66,404	(11.8)%
Gross margin (a)	35.4%	32.0%		34.1%	33.8%
Operating income	$6,143	$10,570	(41.9)%	$10,082	$25,691	(60.8)%
Operating margin (a)	7.2%	10.8%		5.9%	13.1%
Other income (expense), net	$377	$383		$(91)	$314
Net income attributable to Raven Industries, Inc.	$5,819	$8,766	(33.6)%	$9,866	$21,976	(55.1)%
Diluted earnings per share	$0.16	$0.24		$0.27	$0.60

Cash flow from operating activities	$18,733	$17,398	7.7%	$30,584	$26,160	16.9%
Cash outflow for capital expenditures	$(3,349)	$(2,214)	51.3%	$(7,783)	$(3,784)	105.7%
Cash dividends	$(4,660)	$(4,671)	(0.2)%	$(9,318)	$(9,353)	(0.4)%
Common share repurchases	$—	$(3,500)		$—	$(5,781)

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Three Months Ended July 31, 2020 and 2019:
Consolidated Results
For the fiscal 2021 second quarter, net sales were $85.2 million, down $12.9 million, or 13.1%, from $98.1 million in last year’s second quarter. Applied Technology achieved year-over-year sales growth despite reduced OEM production as demand for the Company's industry leading technology was strong. The decline in Engineered Films more than offset growth in Applied Technology and Aerostar as the global economic slowdown continued to create weak demand across its end-markets. In Aerostar, year-over-year growth in net sales was driven primarily by aerostat deliveries on its current contract.

The Company's operating income for the second quarter of fiscal 2021 was $6.1 million, down 41.9% from $10.6 million in the second quarter of fiscal 2020. The results for the second quarter of fiscal 2021 included $4.0 million of expenses, primarily research and development and selling expenses associated with the Company's investment in Raven Autonomy™.

Net income for the second quarter of fiscal 2021 was $5.8 million, or $0.16 per diluted share, compared to net income of $8.8 million, or $0.24 per diluted share, in the prior year comparative period. The investment in Raven Autonomy™ reduced net income attributable to Raven by $3.1 million, or $0.09 per diluted share, in the second quarter of fiscal 2021.

Applied Technology Division Results
Applied Technology's net sales in the second quarter of fiscal 2021 were $35.5 million, up $8.1 million, or 29.7%, from last year's second quarter. Applied Technology leveraged its new products and strong customer relationships to drive year-over-year revenue growth. In the fourth quarter of fiscal year 2020, the division made a strategic decision to exit a commercial relationship that resulted in a last-time buy, contributing to sales growth in the current quarter.

Division operating income in the second quarter of fiscal 2021 was $6.5 million, up $1.7 million, or 34.3% versus the second quarter of fiscal 2020. The increase was driven by increased sales volume and the associated operating leverage. During the current quarter, the division's increase in profitability was partially offset by $4.0 million of investment in Raven Autonomy™, primarily research and development to drive commercialization of the division's autonomous ag solutions.

Engineered Films Division Results
Engineered Films’ fiscal 2021 second quarter net sales were $36.3 million, a decrease of $21.2 million, or 37.0%, compared to fiscal 2020 second quarter net sales of $57.5 million. Economic conditions resulting from the pandemic led to weak end-market demand across Engineered Films' markets, with sales in the geomembrane (including the energy sub-market) and construction markets experiencing substantial declines year-over-year. Partially offsetting the decline in geomembrane, was a $4.8 million FEMA contract to supply film-based medical supplies to aid in the pandemic response, $2.4 million of which was delivered during the second quarter. The remainder is expected to be realized in the third quarter of fiscal 2021.

Operating income for Engineered Films in the second quarter of fiscal 2021 decreased 56.0% to $4.5 million as compared to $10.2 million in the prior year second quarter. The decline in operating income was driven by negative operating leverage resulting from the sharp decline in revenues. While the division enacted cost reductions and staffing levels were adjusted downward during the quarter, these actions were not enough to offset the significant impact from the lost operating leverage on the sharp reduction in revenues.

Aerostar Division Results
Aerostar's net sales in the second quarter of fiscal 2021 were $13.5 million, an increase of $0.3 million, or 2.1%, compared to fiscal 2020 second quarter net sales of $13.2 million. The year-over-year growth was driven by the delivery of aerostat systems on its current aerostat contract that was awarded in fiscal 2020. The division recognized $2.3 million in revenue from the contract during the second quarter and expects to deliver on the remaining $4.7 million over the second half of the year.

Division operating income in the second quarter of fiscal 2021 was $1.8 million, down $1.2 million versus the second quarter of fiscal 2020. The year-over-year performance was driven by a shift in product mix and increased investments in the division's stratospheric platforms and radar systems that will drive long-term growth.

Six Months Ended July 31, 2020 and 2019:
Consolidated Results
For the six-month period ended July 31, 2020, net sales were $171.7 million compared to $196.2 million, down 12.5% versus the prior year comparative period. Applied Technology leveraged its new products and strong customer relationships to drive year-over-year sales growth. Economic conditions resulting from the pandemic led to weak end-market demand across Engineered Films' markets, resulting in a sharp decline in year-over-year net sales. In Aerostar, Department of Defense travel restrictions limited Aerostar's ability to fulfill contracts and conduct customer flight campaigns, negatively impacting net sales.

The Company's operating income was $10.1 million, down 60.8% from $25.7 million in the prior year six-month period. The year-to-date results for fiscal 2021 included $7.8 million of research and development and selling expenses associated with the Company's investment in Raven Autonomy™.

Net income for the first six months of fiscal 2021 was $9.9 million, or $0.27 per diluted share, compared to net income of $22.0 million, or $0.60 per diluted share, in the prior year comparative period. The investment in Raven Autonomy™ reduced net income attributable to Raven by $6.0 million, or $0.17 per diluted share, in the first six months of fiscal 2021.

Applied Technology Division Results
Net sales for Applied Technology in the first six months of fiscal 2021 were $77.5 million, up 12.2% compared to the first six months of fiscal 2020. Applied Technology achieved sales growth despite economic challenges that included low commodity prices and overall weak conditions within the ag industry. The division's net sales were benefited by last-time buy activity resulting from a strategic decision made by the Company in the prior fiscal year to exit a customer relationship.

Operating income for the first six months of fiscal 2021 was $15.5 million, down $2.6 million, or 14.6%, compared to the first six months of fiscal 2020. Operating income includes increased investment in research and development activities for Raven Autonomy™ compared to the prior year comparative period. The first six months of fiscal 2021 included $7.8 million of Raven Autonomy™ related expenses, primarily research and development investment to drive the commercialization of its autonomous ag solutions.

Engineered Films Division Results
Net sales for Engineered Films in the first six months of fiscal 2021 were $69.7 million, a decrease of $32.2 million, or 31.6%, compared to the year-to-date six-month period of fiscal 2020. The division experienced end-market challenges in all markets, with the geomembrane (including the energy sub-market) and construction markets being hit the hardest. Net sales in the geomembrane and construction markets were down over $23 million year-over-year.

Operating income for the first six months of fiscal 2021 decreased 63.2% to $6.1 million as compared to $16.5 million in the prior year comparative period. The year-over-year decrease in operating income was driven by negative operating leverage resulting from the sharp decline in revenues.

Aerostar Division Results
Net sales for Aerostar in the first six months of fiscal 2021 were $24.6 million, a decrease of $0.8 million, or 3.0%, compared to the first six months of fiscal 2020. Delayed customer flight campaigns due to Department of Defense travel restrictions, as well as a decline in the delivery of radar products, drove the year-over-year decrease in net sales.

Operating income for the six-month year-to-date period of fiscal 2021 was $2.0 million compared to operating income of $4.9 million in the prior year comparative period. The year-over-year performance was driven by lower sales volume and a strategic increase in investment in the division's stratospheric and radar systems.

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

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2020	July 31, 2019	$ Change	% Change	July 31, 2020	July 31, 2019	$ Change	% Change
Net sales	$35,502	$27,371	$8,131	29.7%	$77,509	$69,096	$8,413	12.2%
Gross profit	18,463	12,997	5,466	42.1%	38,793	34,334	4,459	13.0%
Gross margin	52.0%	47.5%			50.0%	49.7%
Operating expenses	$11,952	$8,148	$3,804	46.7%	$23,343	$16,249	$7,094	43.7%
Operating expenses as % of sales	33.7%	29.8%			30.1%	23.5%
Operating income(a)	$6,511	$4,849	$1,662	34.3%	$15,450	$18,085	$(2,635)	(14.6)%
Operating margin	18.3%	17.7%			19.9%	26.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•Market conditions. The North American ag market continues to be negatively impacted by low commodity prices, and the ongoing pandemic has driven further uncertainty in the marketplace. Unfavorable oil prices and demand have caused a reduction in ethanol production which has an unfavorable impact on corn prices. These factors have reduced expected farm income, and OEMs have responded with lower production of new machines. The Company anticipates these low commodity prices and adverse conditions will likely hamper any improvement in ag market conditions throughout the remainder of fiscal 2021. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology maintained or increased its market share in the first half of fiscal 2021.
•Sales volume and selling prices. Second quarter fiscal 2021 net sales increased $8.1 million or 29.7%, to $35.5 million compared to $27.4 million in the prior year. Year-to-date sales increased $8.4 million, or 12.2%, to $77.5 million compared to $69.1 million in the prior year. Higher sales volume, rather than a change in selling price, was the primary driver of this increase. For the three- and six-month periods, domestic sales were up 37.4% and 17.8% year-over-year, respectively. Domestic sales included $7.8 million and $10.6 million of last time buy activity to a non-strategic OEM customer for the three- and six-month periods, an increase of $6.9 million and $8.0 million year-over-year, respectively.
•International sales. For the second quarter of fiscal 2021, international sales totaled $7.5 million, up 7.2% from $7.0 million in the prior year comparative period. International sales represented 21.1% of segment revenue compared to 25.6% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $18.6 million, a decrease of $0.5 million from a year ago. Year-to-date international sales represented 24.1% of segment sales compared to 27.7% in the prior year comparative period. Increased demand in Europe drove an increase in international sales during the second quarter, however, this demand was offset by decreases in demand in Latin America which drove the decrease in net sales internationally for the six-month period.

•Gross margin. Gross margin increased from 47.5% in the prior year second quarter of fiscal 2020 to 52.0% in the second quarter of fiscal 2021. Year-to-date fiscal 2021 gross margin increased from 49.7% to 50.0% compared to the prior year comparative period. The year-over-year increase in profitability was driven by positive operating leverage from higher sales volume and favorable product mix.
•Operating expenses. Fiscal 2021 second quarter operating expenses as a percentage of net sales was 33.7%, up from 29.8% in the prior year comparative period. Year-to-date operating expenses as a percentage of net sales was up from 23.5% to 30.1%. These increases were driven by $4.0 million and $7.6 million of Raven AutonomyTM related expenses, for the three- and six-month periods, respectively. These expenses primarily consisted of research and development investment to drive the commercialization of autonomous ag solutions.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2020	July 31, 2019	$ Change	% Change	July 31, 2020	July 31, 2019	$ Change	% Change
Net sales	$36,252	$57,516	$(21,264)	(37.0)%	$69,650	$101,808	$(32,158)	(31.6)%
Gross profit	6,641	12,697	(6,056)	(47.7)%	10,904	21,544	(10,640)	(49.4)%
Gross margin	18.3%	22.1%			15.7%	21.2%
Operating expenses	$2,176	$2,547	$(371)	(14.6)%	$4,832	$5,031	$(199)	(4.0)%
Operating expenses as % of sales	6.0%	4.4%			6.9%	4.9%
Operating income(a)	$4,465	$10,150	$(5,685)	(56.0)%	$6,072	$16,513	$(10,441)	(63.2)%
Operating margin	12.3%	17.6%			8.7%	16.2%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three and six-month year-over-year changes:

•Market conditions. In the second quarter, the ongoing pandemic and related economic slowdown continued to significantly impact demand in the geomembrane (including the energy sub-market) and construction markets. Rig counts within the Permian Basin were down over 70 percent versus the second quarter of fiscal 2020. In addition, delays in large-scale projects due to the pandemic has led to declines in demand within the construction and installation markets. The Company expects that demand in the aforementioned markets will continue to be impacted by the ongoing economic slowdown throughout fiscal 2021. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films maintained its market share in most of its end markets in the first and second quarters of fiscal 2021.
•Sales volume and selling prices. Second quarter net sales were $36.3 million, a decrease of $21.2 million, or 37.0%, compared to net sales of $57.5 million in the second quarter fiscal 2020. Year-to-date net sales were down $32.1 million, or 31.6%, to $69.7 million compared to $101.8 million in the prior year. Declines in rig counts within the Permian Basin, as well as delays in large-scale projects have led to decreases in sales volumes within the energy, construction and installation markets during the current year. In addition, this decline in demand in certain end-markets has caused selling prices to decline in the second quarter of fiscal 2021 compared to the prior year. Sales volume, measured in pounds sold, decreased approximately 38 % and 29% year-over-year for the three- and six-month periods ending July 31, 2020, respectively.
•Gross margin. For the three-month period, gross margin was 18.3%, declining from 22.1% in the prior year comparative period. For the six-month period ending July 31, 2020, gross margin was down from 21.2% in the prior year to 15.7% in the current year. Negative operating leverage from lower sales volume along with lower selling prices drove the decrease in gross margin.
•Operating expenses. As a percentage of net sales, operating expenses were 6.0% in the current year three-month period as compared to 4.4% in the prior year comparative period. As a percentage of net sales, operating expenses were 6.9% in the current year six-month period as compared to 4.9% in the prior year comparative period. Operating expenses were down year-over-year in both periods due to a focus on cost-cutting measures, but significantly lower sales drove the increase in operating expenses as a percentage of net sales.

Aerostar
Aerostar serves the aerospace/defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric balloons and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2020	July 31, 2019	$ Change	% Change	July 31, 2020	July 31, 2019	$ Change	% Change
Net sales	$13,465	$13,189	$276	2.1%	$24,616	$25,379	$(763)	(3.0)%
Gross profit	5,017	5,643	(626)	(11.1)%	8,851	10,524	(1,673)	(15.9)%
Gross margin	37.3%	42.8%			36.0%	41.5%
Operating expenses	$3,266	$2,700	$566	21.0%	$6,807	$5,585	$1,222	21.9%
Operating expenses as % of sales	24.3%	20.5%			27.7%	22.0%
Operating income(a)	$1,751	$2,943	$(1,192)	(40.5)%	$2,044	$4,939	$(2,895)	(58.6)%
Operating margin	13.0%	22.3%			8.3%	19.5%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three and six-month year-over-year changes:

•Market conditions. Aerostar’s markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not model comparative market share position for its divisions, but the Company believes Aerostar has maintained or increased its market share in the first half of fiscal 2021.
•Sales volume. Net sales increased 2.1% from $13.2 million for the three-month period ended July 31, 2019, to $13.5 million for the three-month period ended July 31, 2020. Year-to-date sales were $24.6 million, down $0.8 million year-over-year, or 3.0%. The increase in net sales during the second quarter was driven by the delivery of systems on the division's current aerostat contract that was awarded in fiscal year 2020. The division has realized $3.3 million in revenue from the contract year-to-date and expects to deliver on the remaining $4.7 million during the second half of the year. The six-month decrease in revenue was driven by delays in the execution on contracts due to Department of Defense travel restrictions, as well as a decline in the delivery of radar products. Department of Defense restrictions were lifted at the end of June and customer flight campaigns have been scheduled for the third quarter, positioning the division for strong performance throughout the second half of the year.
•Gross margin. For the three-month period, gross margin decreased from 42.8% to 37.3%, and for the six-month period decreased from 41.5% to 36.0%. The decrease in gross margin was primarily driven by an unfavorable sales mix and lower sales volume for the six-month period.
•Operating expenses. Second quarter fiscal 2021 operating expense was $3.3 million, or 24.3% of net sales, an increase from 20.5% of net sales in the second quarter of fiscal 2020. Year-to-date operating expense as a percentage of net sales was 27.7%, up from 22.0% in the prior year. Increased investment in research and development drove the increase in operating expenses as the division continued its investment in the division's stratospheric and radar systems that will drive long-term growth.

Corporate Expenses (administrative expenses; other (expense), net; and income taxes)
`

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Administrative expenses	$6,595	$7,373	$13,535	$13,848
Administrative expenses as a % of sales	7.7%	7.5%	7.9%	7.1%
Other income (expense), net	$377	$383	$(91)	$314
Effective tax rate	10.8%	20.0%	2.2%	15.5%

Administrative spending for the three-month period of fiscal 2021 was down $0.8 million compared to fiscal 2020. Administrative spending for the six-month period of fiscal 2021 was down $0.3 million compared to fiscal 2020. Increased focus on reducing expenditures in response to the pandemic drove down costs, including lower travel expenses due to company-wide travel restrictions and lower consulting and professional services, for the three- and six-month periods.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses. Lower returns on cash and interest expense on borrowings contributed to the decrease in Other income (expense) during the three and six-month periods in fiscal 2021. There were no significant items in other income (expense), net for the three- and six-month periods in fiscal 2020.

The Company’s effective tax rates for the three-month periods ended July 31, 2020 and 2019, were 10.8% and 20.0%, respectively. The Company’s effective tax rates for the six-month periods ended July 31, 2020 and 2019, were 2.2% and 15.5%, respectively. The year-over-year volatility in the effective tax rate for the three- and six-month periods was driven primarily by an increase in the R&D tax credit. Due to the decrease in pre-tax income, this resulted in a lower effective tax rate for the three- and six-month periods of fiscal year 2021.

MARKET CONDITIONS AND OUTLOOK

Through leveraging Raven's strong business model, the Company overcame significant obstacles to perform well while keeping its highly talented team intact and investing significant capital to advance Raven Autonomy™. The Company's end markets have shown signs of stabilization, leading to the decision to restart planned investments in Raven Composites™. This platform, combined with Raven Autonomy™ and Aerostar's stratospheric platforms, are the key drivers of the Company's long-term growth.

Applied Technology achieved year-over-year growth in both sales and profitability in the first six months of fiscal 2021, as demand for the division's world-class technology continues to grow. The division continues to overcome challenges facing the ag market by leveraging its new products and strong customer relationships. The division's year-to-date results have benefited from a strategic decision to exit a commercial relationship, which resulted in a last-time buy. During the first half of fiscal year 2021, the division delivered approximately $10.6 million on this last-time buy, an increase of $8.0 million year-over-year. Last-time buy activity will benefit the second half of fiscal 2021 and is expected to be completed by the end of the fiscal year. The Company has continued to progress the capabilities of its core technology, and during the second quarter completed enhancements to the division's VSN® Visual Guidance System. These advancements, which include full canopy guidance and automatic row turnaround, are additional steps toward a fully-autonomous solution. As a result of challenges arising from the pandemic, the Company has made the decision to delay the commercialization of Dot® and AutoCart® products. At the beginning of fiscal year 2021, the Company had intended to commercialize these products during fiscal 2021. Additional testing and further development will be conducted over the coming months to ensure the products meet the quality and performance standards that Applied Technology is built upon.

The economic slowdown, driven by the pandemic, led to weak demand across the end markets that Engineered Films serves, with the geomembrane (including the energy sub-market) and construction markets experiencing substantial challenges. Rig counts within the Permian Basin were down over 70 percent compared to the second quarter of fiscal 2020, leading to a decline in sales in the geomembrane market. Additionally, the geomembrane and construction markets faced difficulties as large-scale projects were delayed due to the pandemic. During the second quarter, the Company made the decision to restart its investment in Raven Composites™ as Engineered Films' end markets have shown signs of stabilization. The Company expects to advance greenfield operations in the third quarter of fiscal 2021 and has also restarted its pursuit of acquisitions to supplement its strategy to deliver thinner, lighter and stronger rigid composite materials.

In Aerostar, sales were delayed as a result of Department of Defense travel restrictions that prevented the execution on certain contracts during the first quarter and the first two months of the second quarter. With the lifting of Department of Defense travel restrictions at the end of June, Aerostar was able to resume customer flight campaigns. The division is positioned for a strong second half of the year and will continue to invest in advanced solutions and technical services.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	July 31, 2020	January 31, 2020	July 31, 2019
Cash and cash equivalents	$15,813	$20,707	$69,131

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Cash provided by operating activities	$18,733	$17,398	$30,584	$26,160
Cash used in investing activities	(3,028)	(1,237)	(7,318)	(3,678)
Cash used in financing activities	(72,628)	(8,427)	(27,980)	(19,092)
Effect of exchange rate changes on cash and cash equivalents	155	27	(180)	(46)
Net increase (decrease) in cash and cash equivalents	$(56,768)	$7,761	$(4,894)	$3,344

Cash and cash equivalents totaled $15.8 million at July 31, 2020, a decrease of $4.9 million from $20.7 million at January 31, 2020. Cash and cash equivalents as of July 31, 2019 was $69.1 million. The sequential decrease in cash was driven by a payment of $17.9 million in the second quarter related to the redemption of the noncontrolling interest in DOT.

Operating Activities
Cash provided by operating activities was primarily derived from cash received from customers, offset by cash payments for inventories, services, and employee compensation. Cash provided by operating activities was $30.6 million for the first six months of fiscal 2021 compared with $26.2 million in the first six months of fiscal 2020. The increase in operating cash flows year-over-year was driven primarily by an increased focus on lowering net working capital.

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

(dollars in thousands)	July 31, 2020	July 31, 2019
Accounts receivable, net	$53,032	$60,700
Plus: Inventories	51,302	61,311
Less: Accounts payable	17,960	15,722
Net working capital(a)	$86,374	$106,289

Annualized net sales(b)	340,716	392,232
Net working capital percentage(c)	25.4%	27.1%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Net working capital percentage was down year-over-year in the second quarter of fiscal 2021. Net working capital decreased $19.9 million year-over-year in the second quarter. The Company's increased focus on reducing net working capital during the second quarter drove the year-over-year change. The Company lowered inventory levels at Engineered Films to align with expected sales while the decrease in accounts receivable was driven by lower sales volume year-over-year.

Inventory levels decreased $10.0 million, or 16.3%, year-over-year from $61.3 million at July 31, 2019, to $51.3 million at July 31, 2020. In comparison, consolidated net sales decreased $12.9 million, or 13.1%, year-over-year in the second quarter. The decrease in inventory was primarily driven by the Engineered Films division improving operational efficiency and aligning inventory levels with corresponding expected sales.

Accounts receivable decreased $7.7 million or 12.6%, year-over-year to $53.0 million at July 31, 2020, from $60.7 million at July 31, 2019. In comparison, consolidated net sales decreased $12.9 million, or 13.1%, year-over-year in the second quarter. Lower sales volume was the primary driver of the year-over-year decrease in accounts receivable.

Accounts payable increased $2.3 million, or 14.2%, year-over-year from $15.7 million at July 31, 2019, to $18.0 million at July 31, 2020. The increase in accounts payable year-over-year was primarily due to timing of purchases and optimization of payment terms.

Investing Activities
Cash used by investing activities was $7.3 million for the first six months of fiscal 2021 compared with cash used of $3.7 million in the first six months of fiscal 2020. Capital expenditure spending increased $4.0 million compared to the prior year six-month period due to current year investments in property and equipment in Engineered Films.

Financing Activities
Cash used for financing activities for the first six months of fiscal 2021 increased $8.9 million compared to the first six months of fiscal 2020. In the current year, payment of $17.9 million related to the redemption of the noncontrolling interest in DOT was included in financing cash flows. No such activity occurred in the prior year. Partially offsetting this increase was $5.8 million of share repurchases in the first six months of the prior year compared to no share repurchases in the current year. Dividends per share for the first six months of fiscal 2021 and 2020 were consistent at 26.0 cents per share. Total cash outflows for dividends in the six-month periods ended July 31, 2020 and 2019, were $9.3 million and $9.4 million, respectively.

Other Liquidity and Capital Resources
The Company entered into a $100 million credit agreement on September 20, 2019, with a maturity date of September 20, 2022. Availability under the Credit Agreement for borrowings as of July 31, 2020, was $100.0 million. This agreement (Credit Agreement) is more fully described in Note 10 Debt of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Letters of credit (LOCs) totaling $0.1 million and $0.3 million were outstanding at July 31, 2020 and July 31, 2019, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC. There have been no material changes to our critical accounting policies and estimates during the six-month period ended July 31, 2020.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions when made, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in raw material availability, commodity prices, competition, technology or relationships with the Company's largest customers, risks and uncertainties relating to the impacts of the COVID-19 pandemic, development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and net working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, risks of litigation, as well as other risks described in Item 1A., Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company also has an immaterial amount of outstanding debt and finance lease obligations as of July 31, 2020 and January 31, 2020. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $1.9 million and $5.3 million at July 31, 2020 and January 31, 2020, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. However, the Company does utilize derivative financial instruments to manage the economic impact of fluctuation in foreign currency exchange rates on those transactions that are denominated in a currency other than its functional currency, which is the U.S. dollar. Such transactions are principally Canadian dollar-denominated transactions. The use of these financial instruments had no material effect on the Company's financial condition, results of operations, or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and six-month periods ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•Instability and volatility in the credit and financial markets could increase the cost of capital and/or limit its availability and adversely affect our ability to borrow and our financial condition.
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
•The Company has taken proactive steps to prevent the spread of COVID-19 amongst employees and has been effective at limiting the spread of COVID-19 amongst employees. However, further spread of the COVID-19 virus to employees, contracted either at work or from the public, could result in the Company slowing or stopping production, impacting the ability to fulfill orders, and adversely affecting the Company’s financial condition.

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

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 26, 2020