Form 10-Q
period 2020-10-31
RAVEN INDUSTRIES INC
filed 2020-11-24
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 20, 2020, there were 35,853,785 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	October 31, 2020	January 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$38,217	$20,707
Accounts receivable, net	54,224	62,552
Inventories, net	44,674	53,899
Other current assets	4,938	5,436
Total current assets	142,053	142,594

Property, plant and equipment, net	104,596	100,850
Goodwill	105,925	106,509
Intangible assets, net	44,083	46,217
Other assets	11,123	7,087
TOTAL ASSETS	$407,780	$403,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$19,314	$14,893
Accrued liabilities	22,986	20,743
Other current liabilities	2,941	2,287
Total current liabilities	45,241	37,923

Long term debt	1,900	225
Other liabilities	32,944	29,161
Total liabilities	80,085	67,309

Commitments and contingencies (see Note 11)
Redeemable noncontrolling interest	—	21,302

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,516 and 67,436, respectively	67,516	67,436
Paid-in capital	65,954	61,508
Retained earnings	311,393	302,300
Accumulated other comprehensive loss	(5,985)	(5,415)
Treasury stock at cost, 31,665 and 31,665 shares, respectively	(111,183)	(111,183)
Total shareholders' equity	327,695	314,646
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$407,780	$403,257

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Net sales	$96,607	$100,533	$268,282	$296,769
Cost of sales	62,083	70,229	175,159	200,061
Gross profit	34,524	30,304	93,123	96,708

Research and development expenses	10,949	7,662	32,262	22,000
Selling, general, and administrative expenses	14,284	11,310	41,488	37,685
Operating income	9,291	11,332	19,373	37,023

Other income (expense), net	(423)	84	(514)	398
Income before income taxes	8,868	11,416	18,859	37,421

Income tax expense	140	1,483	363	5,512
Net income	8,728	9,933	18,496	31,909

Net loss attributable to redeemable noncontrolling interest and noncontrolling interest	—	(1)	(98)	(1)

Net income attributable to Raven Industries, Inc.	$8,728	$9,934	$18,594	$31,910

Net income per common share:
─ Basic	$0.24	$0.28	$0.52	$0.89
─ Diluted	$0.24	$0.28	$0.51	$0.88

Comprehensive income:
Net income	$8,728	$9,933	$18,496	$31,909

Other comprehensive income (loss):
Foreign currency translation	148	(40)	(563)	(343)
Postretirement benefits, net of income tax benefit of $1, $4, $3 and $11, respectively	(2)	(12)	(7)	(37)
Other comprehensive income (loss), net of tax	146	(52)	(570)	(380)

Comprehensive income	8,874	9,881	17,926	31,529

Comprehensive loss attributable to redeemable noncontrolling interest and noncontrolling interest	—	(1)	(98)	(1)

Comprehensive income attributable to Raven Industries, Inc.	$8,874	$9,882	$18,024	$31,530

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended October 31, 2020
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance July 31, 2020	$67,510	$64,690	$(111,183)	$302,665	$(6,131)	$317,551	$—
Net income	—	—	—	8,728	—	8,728	—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	148	148	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $1	—	—	—	—	(2)	(2)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	4	(75)	—	—	—	(71)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	2	(30)	—	—	—	(28)	—
Share-based compensation	—	1,369	—	—	—	1,369	—
Balance October 31, 2020	$67,516	$65,954	$(111,183)	$311,393	$(5,985)	$327,695	$—

	Nine Months Ended October 31, 2020
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance January 31, 2020	$67,436	$61,508	$(111,183)	$302,300	$(5,415)	$314,646	$21,302
Net income (loss)	—	—	—	18,594	—	18,594	(98)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(563)	(563)	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $3	—	—	—	—	(7)	(7)	—
Reclassification and redemption of noncontrolling interest (see Note 6)	—	215	—	—	—	215	(21,204)
Cash dividends ($0.26 per share)	—	183	—	(9,501)	—	(9,318)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	15	(199)	—	—	—	(184)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	56	(722)	—	—	—	(666)	—
Director shares issued	9	(9)	—	—	—	—	—
Share-based compensation	—	4,978	—	—	—	4,978	—
Balance October 31, 2020	$67,516	$65,954	$(111,183)	$311,393	$(5,985)	$327,695	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended October 31, 2019
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity		Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance July 31, 2019	$67,420	$59,127	$(106,183)	$298,496	$(3,884)	$314,976	$2	$314,978		$—
Net income	—	—	—	9,934	—	9,934	(1)	9,933		—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(40)	(40)	—	(40)		—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $4	—	—	—	—	(12)	(12)	—	(12)		—
Cash dividends ($0.13 per share)	—	50	—	(4,698)	—	(4,648)	—	(4,648)		—
Shares issued on stock options exercised, net of shares withheld for employee taxes	—	15	—	—	—	15	—	15		—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	4	(42)	—	—	—	(38)	—	(38)		—
Shares repurchased	—	—	(5,000)	—	—	(5,000)	—	(5,000)	(5,000)	—
Share-based compensation	—	991	—	—	—	991	—	991	991	—
Balance October 31, 2019	$67,424	$60,141	$(111,183)	$303,732	$(3,936)	$316,178	$1	$316,179		$—

	Nine Months Ended October 31, 2019
	$1 Par Common Stock	Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Raven Industries, Inc. Equity	Non- controlling Interest	Total Equity		Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance January 31, 2019	$67,289	$59,655	$(100,402)	$285,969	$(3,556)	$308,955	$2	$308,957		$—
Net income	—	—	—	31,910	—	31,910	(1)	31,909		—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(343)	(343)	—	(343)		—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $11	—	—	—	—	(37)	(37)	—	(37)		—
Cash dividends ($0.39 per share)	—	146	—	(14,147)	—	(14,001)	—	(14,001)		—
Shares issued on stock options exercised, net of shares withheld for employee taxes	29	(735)	—	—	—	(706)	—	(706)		—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	106	(2,464)	—	—	—	(2,358)	—	(2,358)		—
Shares repurchased	—	—	(10,781)	—	—	(10,781)	—	(10,781)		—
Share-based compensation	—	3,539	—	—	—	3,539	—	3,539		—
Balance October 31, 2019	$67,424	$60,141	$(111,183)	$303,732	$(3,936)	$316,178	$1	$316,179		$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(dollars in thousands)	October 31, 2020	October 31, 2019
OPERATING ACTIVITIES:
Net income	$18,496	$31,909
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,829	12,124
Change in fair value of acquisition-related contingent consideration	(183)	343
Deferred income taxes	(3,586)	1,706
Share-based compensation expense	4,978	3,539
Other operating activities, net	(136)	(229)
Change in operating assets and liabilities:
Accounts receivable	6,142	(8,406)
Inventories	6,556	1,932
Other assets	(130)	2,592
Operating liabilities	10,134	1,568
Net cash provided by operating activities	55,100	47,078

INVESTING ACTIVITIES:
Capital expenditures	(10,931)	(6,143)
Proceeds from sale or maturity of investments	586	993
Purchases of investments	(227)	(934)
Proceeds from sale of assets	251	3,459
Other investing activities	(272)	(3,208)
Net cash used in investing activities	(10,593)	(5,833)

FINANCING ACTIVITIES:
Dividends paid	(9,318)	(14,001)
Payments for common shares repurchased	—	(10,781)
Proceeds from debt	51,685	—
Repayments of debt	(50,000)	—
Payments for redeemable noncontrolling interest	(17,853)	—
Payments of acquisition-related contingent liability	—	(1,308)
Restricted stock unit issuances, net of taxes	(666)	(2,358)
Employee stock option exercises, net of shares withheld for employee taxes	(184)	(706)
Other financing activities	(319)	(716)
Net cash used in financing activities	(26,655)	(29,870)

Effect of exchange rate changes on cash	(342)	(68)

Net increase in cash and cash equivalents	17,510	11,307
Cash and cash equivalents at beginning of year	20,707	65,787
Cash and cash equivalents at end of period	$38,217	$77,094

Significant non-cash transactions:
Capital expenditures converted from inventories	$2,960	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollars in thousands, except per-share amounts)

(1) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Raven Industries, Inc. ("the Company" or "Raven") is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, and aerospace and defense markets. The Company is comprised of three unique operating units, or divisions, classified into reportable business segments: Applied Technology, Engineered Films, and Aerostar.

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

Financial results for the interim three- and nine-month periods ended October 31, 2020, are not necessarily indicative of the results that may be expected for the year ending January 31, 2021. The January 31, 2020, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Redeemable noncontrolling interest
The Company acquired a majority ownership in Dot Technology Corp. (DOT) in the fourth quarter of fiscal 2020. Due to the redemption features provided to the minority shareholders in the acquisition, the 36% remaining noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020. During the second quarter of fiscal 2021, the Company closed on the transaction to purchase the shares of the largest minority interest shareholder for $17,853, giving the Company full voting control of DOT. The majority ownership in DOT and redeemable noncontrolling interest is further described in Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies," and aligns under the Applied Technology segment.

Related Party Transactions
Following the acquisition of DOT, the Company sold products to, paid rent to, and purchased services for manufacturing, research and development (R&D), selling, and administration from a business owned by the largest minority interest shareholder of DOT. All of the shares formerly held by this minority interest shareholder were acquired in the second quarter of fiscal 2021 and are owned by Raven; therefore, no transactions with this previous shareholder during the three-month period ended October 31, 2020 are considered related party transactions. The total of the related party transactions was $1,954 for the six-month period ended July 31, 2020, none of which was in accounts payable at October 31, 2020.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2020, other than described in the Accounting Standards Adopted section below.
Accounting Pronouncements
Accounting Standards Adopted
In the first quarter of fiscal 2021, the Company adopted, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13), when it became effective. The amendments in ASU 2018-13 remove, modify, and add required disclosures for companies related to recurring and nonrecurring fair value measurements under Topic 820. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The amendments in ASU 2018-13 only related to financial statement disclosures and did not have a significant

(dollars in thousands, except per-share amounts)

impact on the Company's consolidated financial statements or its note disclosures.

In the first quarter of fiscal 2021, the Company adopted FASB ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), when it became effective along with all subsequent amendments to Topic 326 issued by FASB. Current GAAP generally delays recognition of the full amount of credit losses until the loss is deemed probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. At adoption, the Company did not have any financial instruments in scope under ASU 2016-13 other than trade accounts receivables. In accordance with ASU 2016-13, the Company updated its current expected credit loss model for its trade accounts receivable and remeasured its allowance for doubtful accounts as of February 1, 2020. The remeasurement impact was immaterial and no cumulative accounting adjustment was recorded to retained earnings in the first quarter of fiscal 2021.

New Accounting Standards Not Yet Adopted
There are no significant ASU's issued and not yet adopted as of October 31, 2020.

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	October 31, 2020	January 31, 2020
Accounts receivable, net:
Trade accounts	$53,099	$56,978
Unbilled receivables	3,217	6,954
Allowance for doubtful accounts	(2,092)	(1,380)
	$54,224	$62,552
Inventories, net:
Finished goods	$5,992	$6,309
In process	1,356	3,287
Materials	37,326	44,303
	$44,674	$53,899
Other current assets:
Insurance policy benefit	$—	$38
Income tax receivable	858	1,370
Prepaid expenses and other	4,080	4,028
	$4,938	$5,436
Property, plant and equipment, net:(a)
Land	$3,117	$3,117
Buildings and improvements	84,010	80,330
Machinery and equipment	164,599	158,354
Financing lease right-of-use assets	1,207	881
	252,933	242,682
Accumulated depreciation	(148,337)	(141,832)
	$104,596	$100,850
Other assets:
Equity investments	$1,452	$1,289
Operating lease right-of-use assets	7,638	4,275
Deferred income taxes	65	16
Other	1,968	1,507
	$11,123	$7,087
Accrued liabilities:
Salaries and related	$5,925	$4,188
Benefits	5,888	5,339
Insurance obligations	1,935	1,680
Warranties	1,519	2,019
Income taxes	279	293
Other taxes	1,843	1,734
Acquisition-related contingent consideration	—	763
Lease liability	2,490	2,530
Other	3,107	2,197
	$22,986	$20,743
Other liabilities:
Postretirement benefits	$8,787	$8,741
Acquisition-related contingent consideration	2,254	2,171
Lease liability	5,936	2,627
Deferred income taxes	2,460	7,080
Uncertain tax positions	2,618	2,606
Other	10,889	5,936
	$32,944	$29,161
(a) Includes assets held for use and assets held for sale. The amount of assets held for sale at October 31, 2020, and January 31, 2020, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Anti-dilutive options and restricted stock units	263,505	101,384	265,377	21,444

The computation of earnings per share is presented below:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Numerator:
Net income attributable to Raven Industries, Inc.	$8,728	$9,934	$18,594	$31,910

Denominator:
Weighted average common shares outstanding	35,849,310	35,785,460	35,828,586	35,893,714
Weighted average fully vested stock units outstanding	151,971	128,604	146,377	120,691
Denominator for basic calculation	36,001,281	35,914,064	35,974,963	36,014,405

Weighted average common shares outstanding	35,849,310	35,785,460	35,828,586	35,893,714
Weighted average fully vested stock units outstanding	151,971	128,604	146,377	120,691
Dilutive impact of stock options and restricted stock units	150,097	176,850	142,708	236,222
Denominator for diluted calculation	36,151,378	36,090,914	36,117,671	36,250,627

Net income per share ─ basic	$0.24	$0.28	$0.52	$0.89
Net income per share ─ diluted	$0.24	$0.28	$0.51	$0.88

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

(dollars in thousands, except per-share amounts)

	Revenue by Product Category
	Three Months Ended October 31, 2020					Three Months Ended October 31, 2019
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$14,849	$—	$14,849	$—	$—	$11,071	$—	$11,071
International	—	—	2	—	2	—	—	—	—	—
Plastic Films & Sheeting
Domestic	—	40,466	—	(6)	40,460	—	54,673	—	(33)	54,640
International	—	3,299	—	—	3,299	—	1,733	—	—	1,733
Precision Agriculture Equipment
Domestic	27,599	—	—	—	27,599	22,957	—	—	(1)	22,956
International	7,239	—	—	—	7,239	5,543	—	—	—	5,543
Other
Domestic	—	—	3,158	—	3,158	—	—	4,577	—	4,577
International	—	—	1	—	1	—	—	13	—	13
Totals	$34,838	$43,765	$18,010	$(6)	$96,607	$28,500	$56,406	$15,661	$(34)	$100,533

	Nine Months Ended October 31, 2020					Nine Months Ended October 31, 2019
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$30,939	$—	$30,939	$—	$—	$26,230	$—	$26,230
International	—	—	48	—	48	—	—	49	—	49
Plastic Films & Sheeting
Domestic	—	103,500	—	(104)	103,396	—	151,278	—	(80)	151,198
International	—	9,915	—	—	9,915	—	6,936	—	—	6,936
Precision Agriculture Equipment
Domestic	86,460	—	—	(2)	86,458	72,915	—	—	(1)	72,914
International	25,887	—	—	—	25,887	24,681	—	—	—	24,681
Other
Domestic	—	—	11,633	—	11,633	—	—	14,665	—	14,665
International	—	—	6	—	6	—	—	96	—	96
Totals	$112,347	$113,415	$42,626	$(106)	$268,282	$97,596	$158,214	$41,040	$(81)	$296,769
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

(dollars in thousands, except per-share amounts)

During the nine months ended October 31, 2020, the Company’s contract assets decreased by $3,747 while contract liabilities increased by $653, respectively. The change was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	October 31, 2020	January 31, 2020	$ Change	% Change
Contract assets	$3,778	$7,525	$(3,747)	(49.8)%

Contract liabilities	2,941	$2,288	$653	28.5%

Remaining Performance Obligations
As of October 31, 2020, the Company has no remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the three- and nine-month periods ending October 31, 2020, were not material.

(6) ACQUISITIONS AND DIVESTITURES OF AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2021
There were no significant business acquisitions or divestitures in the three- and nine-month periods ended October 31, 2020.

Fiscal year 2020
On November 1, 2019, the Company acquired Smart Ag, Inc. (Smart Ag). Smart Ag is a technology company located in Ames, Iowa, that develops autonomous farming solutions for agriculture. Smart Ag offers aftermarket retrofit kits to automate farm equipment as well as a platform to connect, manage, and safely operate autonomous agricultural machinery.

On November 13, 2019, the Company acquired a majority ownership in DOT. Simultaneously with acquiring this majority ownership, the Company contributed cash to DOT in exchange for additional equity, making the majority ownership percentage in DOT 60% when the transaction closed. DOT, located in Regina, Saskatchewan, Canada, designs autonomous agriculture solutions and manufactures a unique U-shaped agriculture platform to semi-autonomously handle a large variety of agriculture implements. The acquisition provided noncontrolling interest shareholders various put options that, if exercised, obligated the Company to purchase their outstanding DOT shares. Due to the redemption features, the noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheet as of January 31, 2020.

Both acquisitions aligned under the Company's Applied Technology Division and complement the division's suite of precision ag products and solutions. The aggregate purchase price was approximately $54,000 in the fourth quarter of fiscal 2020, excluding the noncontrolling interest.

During the first quarter of fiscal 2021, certain minority interest shareholders in DOT exercised their put options, requiring the Company to redeem the remaining noncontrolling interest in DOT. The Company closed on the transaction to purchase the shares of the largest minority shareholder for $17,853 in the second quarter of fiscal 2021. The remaining redeemable amount, as well as the liability for the noncontrolling interest redeemed in the prior fiscal year, totaling approximately $5,087, is payable in November 2021 and is classified as "Other Liabilities" in the Consolidated Balance Sheet at October 31, 2020.

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

(dollars in thousands, except per-share amounts)

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

The following pro forma consolidated condensed financial results of operations are presented as if the acquisitions described above had been included in the Company's consolidated financial statements for the prior year comparative period (unaudited):

(Unaudited)
	Three Months Ended	Nine Months Ended
	October 31, 2019	October 31, 2019
Net sales	$100,905	$297,651
Net income attributable to Raven Industries, Inc.	$7,864	$25,862

Earnings per common share
Basic	$0.22	$0.72
Diluted	$0.22	$0.71

Acquisition-related Contingent Consideration
The Company has a contingent liability related to the acquisition of AgSync, Inc. (AgSync) in fiscal 2019. The Company also had contingent liabilities related to the acquisitions of Colorado Lining International, Inc. (CLI) in fiscal 2018; and Raven Europe B.V. (Raven Europe), formerly named SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG), in fiscal 2015; both of which were settled in the current fiscal year. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the particular contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Beginning balance	$2,459	$3,579	$2,934	$4,172
Fair value of contingent consideration acquired	—	—	—	310
Change in fair value of the liability	29	100	(183)	343
Contingent consideration earn-out paid	(234)	(723)	(497)	(1,869)
Ending balance	$2,254	$2,956	$2,254	$2,956

Classification of liability in the consolidated balance sheet
Accrued liabilities	$—	$813	$—	$813
Other liabilities, long-term	2,254	2,143	2,254	2,143
Balance at October 31	$2,254	$2,956	$2,254	$2,956

For the acquisition of AgSync, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of October 31, 2020.

In the acquisition of CLI, the Company entered into a contingent earn-out agreement, not to exceed $2,000. The earn-out is paid annually for three years after the purchase date, contingent upon achieving certain revenue milestones and operational synergies. The Company made its final payment related to this agreement in the third quarter of fiscal 2021 and has no further contingent obligations related to the acquisition of CLI. Cumulatively, the Company paid a total of $1,567 related to this earn-out liability.

(dollars in thousands, except per-share amounts)

In connection with the acquisition of Raven Europe, the Company entered into a contingent earn-out agreement, not to exceed $2,500, calculated and paid quarterly for ten years after the purchase date, contingent upon achieving certain revenue milestones. All revenue milestones under the agreement were achieved by Raven Europe in fiscal 2021. The Company paid a total of $2,500 to-date and has no further contingent obligations related to the acquisition of Raven Europe.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three- and nine-month periods ending October 31, 2020 and 2019, respectively.

The changes in the carrying amount of goodwill by reporting unit were as follows:

	Applied Technology (excluding Autonomy)	Autonomy	Engineered Films	Aerostar	Total
Balance at January 31, 2020	$16,943	$55,700	$33,232	$634	$106,509
Changes due to business combinations	—	(440)	—	—	(440)
Foreign currency translation adjustment	145	(289)	—	—	(144)
Balance at October 31, 2020	$17,088	$54,971	$33,232	$634	$105,925

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

The following table summarizes the components of intangible assets, which are reported net on the Consolidated Balance Sheets:

	October 31, 2020			January 31, 2020
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$8,821	$(8,137)	$684	$9,190	$(7,706)	$1,484
Customer relationships	16,102	(7,901)	8,201	16,067	(6,868)	9,199
Patents and other intangibles	7,198	(2,945)	4,253	6,678	(2,444)	4,234
In-process research and development(a)	30,945	—	30,945	31,300	—	31,300
Total	$63,066	$(18,983)	$44,083	$63,235	$(17,018)	$46,217
(a) Refer to Note 6 "Acquisitions and Divestitures Of and Investments in Businesses and Technologies" for a more detailed description of these indefinite-lived intangible assets acquired in business combinations in fiscal 2020. A portion of these intangible assets are denominated in a foreign currency and subject to exchange rate fluctuations.

There were no long-lived asset impairment losses reported in the three- and nine-month periods ending October 31, 2020 and 2019, respectively.

(dollars in thousands, except per-share amounts)

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Service cost	$9	$7	$27	$21
Interest cost	70	83	210	250
Amortization of actuarial losses	43	24	129	72
Amortization of unrecognized gains in prior service cost	(40)	(40)	(120)	(120)
Net periodic benefit cost	$82	$74	$246	$223

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

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Beginning balance	$1,609	$1,739	$2,019	$890
Change in provision	299	1,184	1,299	3,038
Settlements made	(389)	(939)	(1,799)	(1,944)
Ending balance	$1,519	$1,984	$1,519	$1,984

(10) DEBT

Credit Facility
On September 20, 2019, the Company entered into a credit facility with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022. Loans or borrowings defined under the Credit Agreement accrue interest and fees at varying rates. The Credit Agreement includes an annual administrative fee as well as an unborrowed capacity fee. Debt under the agreement is subject to customary affirmative and negative covenants, including financial covenants. These financial covenants include a consolidated interest coverage ratio and consolidated leverage ratio, both of which are defined in the Credit Agreement. As of October 31, 2020, the Company has no outstanding borrowings under the Credit Agreement. The Company has $100,000 in availability under the Credit Agreement as of October 31, 2020.

The unamortized debt issuance costs associated with the Credit Agreement were as follows:

	October 31, 2020	January 31, 2020
Unamortized debt issuance costs(a)	$154	$215
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

(dollars in thousands, except per-share amounts)

Letters of credit (LOC) issued and outstanding were as follows:

	October 31, 2020	January 31, 2020
Letters of credit outstanding(a)	$50	$50
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

Long-Term Notes
The Company assumed certain long-term notes pursuant to the acquisition of a majority ownership in DOT in fiscal year 2020 as described in Note 6 "Acquisitions and Divestitures of and Investments in Businesses and Technologies". The related financial assistance agreement (Agreement) is between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 in Canadian dollars, approximately $4,000 in US dollars, over a three-year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed by DOT. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of October 31, 2020, the Company had received $1,900 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term debt" on the Consolidated Balance Sheets. No interest expense is being recorded prior to the interest start date.

At October 31, 2020, the Company's debt maturities based on outstanding principal were as follows:

	2021	2022	2023	2024	2025	Thereafter
Maturities of debt	$—	$—	$—	$1,900	$—	$—

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
The Company entered into a Gift Agreement ("the Agreement") effective in January 2018 with the South Dakota State University Foundation, Inc. ("the Foundation"). This gift will be used for the establishment of a precision agriculture facility to support South Dakota State University's Precision Agriculture degrees and curriculum. The Agreement states that the Company will make a $5,000 gift to the Foundation, conditional on certain actions. The fair value of this contingency at October 31, 2020, was $2,682 (measured based on the present value of the expected future cash outflows), of which $710 was classified as "Accrued liabilities" and $1,972 was classified as "Other liabilities." As of October 31, 2020, the Company has made payments related to the commitment totaling $2,145.

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

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes, R&D tax credit, foreign-derived intangible income deduction, and tax-exempt insurance premiums. The Company’s effective tax rates were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Effective tax rate	1.6%	13.0%	1.9%	14.7%
The decrease in the effective tax rate year-over-year was driven primarily by an increase in the R&D tax credit as a percentage of estimated pre-tax income in the current fiscal year.

(dollars in thousands, except per-share amounts)

The Company's discrete tax benefit was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Discrete tax benefit	$303	$268	$580	$1,336

The Company operates both domestically and internationally. As of October 31, 2020, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

(13) DIVIDENDS AND TREASURY STOCK

On August 26, 2020, the Company announced that the board of directors indefinitely suspended the Company’s regular quarterly cash dividend on its common stock.

Dividends paid to Raven shareholders were as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Dividends paid(a)	$—	$4,648	$9,318	$14,001

Dividends paid per share (in cents per share)(a)	—	13.0	26.0	39.0
(a)There were no declared and unpaid shareholder dividends at October 31, 2020 or 2019.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40,000 stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75,000. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

The Company had no share repurchases in the three- and nine-month periods ended October 31, 2020. Pursuant to the aforementioned authorizations, the Company repurchased 169,474 and 332,651 shares in the three- and nine-month periods ended October 31, 2019. These purchases totaled $5,000 and $10,781, respectively. There were no share repurchases unpaid at October 31, 2020 or 2019. The remaining dollar value authorized for share repurchases at October 31, 2020 is $17,179.

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Cost of sales	$64	$98	$182	$273
Research and development expenses	369	41	1,126	122
Selling, general, and administrative expenses	936	852	3,670	3,144
Total share-based compensation expense	$1,369	$991	$4,978	$3,539

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

Business segment financial performance and other information is as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Net sales
Applied Technology	$34,838	$28,500	$112,347	$97,596
Engineered Films	43,765	56,406	113,415	158,214
Aerostar	18,010	15,661	42,626	41,040
Intersegment eliminations(a)	(6)	(34)	(106)	(81)
Consolidated net sales	$96,607	$100,533	$268,282	$296,769

Operating income(b)
Applied Technology	$5,797	$7,035	$21,247	$25,120
Engineered Films	7,321	8,474	13,393	24,987
Aerostar	2,777	2,488	4,821	7,427
Intersegment eliminations	9	(12)	60	(10)
Total reportable segment income	15,904	17,985	39,521	57,524
General and administrative expenses(b)	(6,613)	(6,653)	(20,148)	(20,501)
Consolidated operating income	$9,291	$11,332	$19,373	$37,023
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
•Market Conditions and Outlook
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies and Estimates
•Accounting Pronouncements

EXECUTIVE SUMMARY

Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, and aerospace and defense markets. The Company is comprised of three unique operating units, classified into reportable segments: Applied Technology Division (Applied Technology), Engineered Films Division (Engineered Films), and Aerostar Division (Aerostar). Segment information is reported consistent with the Company's management reporting structure.

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

The following discussion highlights the consolidated operating results for the three- and nine-month periods ended October 31, 2020 and 2019. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Nine Months Ended
(dollars in thousands, except per-share data)	October 31, 2020	October 31, 2019	% Change	October 31, 2020	October 31, 2019	% Change
Net sales	$96,607	$100,533	(3.9)%	$268,282	$296,769	(9.6)%
Gross profit	34,524	30,304	13.9%	93,123	96,708	(3.7)%
Gross margin (a)	35.7%	30.1%		34.7%	32.6%
Operating income	$9,291	$11,332	(18.0)%	$19,373	$37,023	(47.7)%
Operating margin (a)	9.6%	11.3%		7.2%	12.5%
Other income (expense), net	$(423)	$84		$(514)	$398
Net income attributable to Raven Industries, Inc.	$8,728	$9,934	(12.1)%	$18,594	$31,910	(41.7)%
Diluted earnings per share	$0.24	$0.28		$0.51	$0.88

Cash flow from operating activities	$24,516	$20,918	17.2%	$55,100	$47,078	17.0%
Cash outflow for capital expenditures	$(3,148)	$(2,359)	33.4%	$(10,931)	$(6,143)	77.9%
Cash dividends	$—	$(4,648)		$(9,318)	$(14,001)	(33.4)%
Common share repurchases	$—	$(5,000)		$—	$(10,781)

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Three Months Ended October 31, 2020 and 2019:
Consolidated Results
For the fiscal 2021 third quarter, net sales were $96.6 million, down $3.9 million, or 3.9%, from $100.5 million in last year’s third quarter. Significant year-over-year growth in Applied Technology and Aerostar was offset by a decline in Engineered Films. Strong growth in OEM sales drove the increase in Applied Technology. The growth in year-over-year revenue for Aerostar was achieved by completing the delivery of aerostats on its current contract and executing on a record number of successful stratospheric balloon flight campaigns. The global pandemic continued to present challenges for Engineered Films' end-markets, leading to the year-over-year decline in revenue.

The Company's operating income for the third quarter of fiscal 2021 was $9.3 million, down 18.0% from $11.3 million in the third quarter of fiscal 2020. The results for the third quarter included incremental research and development and selling expenses to advance Raven Autonomy™ of $4.6 million. The strong profitability in this year's third quarter was driven by improved gross profit margin, which increased from 30.1 percent to 35.7 percent year-over-year. Applied Technology and Engineered Films improved gross margins versus the prior year, on improved volume and overhead reduction measures, respectively. Prior year third quarter operating income included a pre-tax gain of $1.9 million on the sale of an Applied Technology facility in Austin, Texas.

Net income for the third quarter of fiscal 2021 was $8.7 million, or $0.24 per diluted share, compared to net income of $9.9 million, or $0.28 per diluted share, in the prior year comparative period. The Company's investment in Raven Autonomy™ reduced net income attributable to Raven by $3.6 million, or $0.10 per diluted share, in the third quarter of fiscal 2021.

Applied Technology Division Results
Applied Technology's net sales in the third quarter of fiscal 2021 were $34.8 million, up $6.3 million, or 22.2%, versus last year's third quarter. The year-over-year sales growth was driven by higher volumes to OEM's, both domestically and internationally. The growth included last-time buy activity associated with the division's strategic decision to exit a commercial relationship. Excluding the benefit of the last-time buy activity, the division achieved growth over the prior year while overcoming certain production inefficiencies caused by process changes in response to the pandemic.

Division operating income in the third quarter of fiscal 2021 was $5.8 million, down $1.2 million, or 17.6% versus the third quarter of fiscal 2020. The profitability of the division was very strong and included an incremental investment of $4.5 million year-over-year into Raven Autonomy™. The prior year third quarter operating income included a pre-tax gain of $1.9 million on the sale of the division's facility in Austin, Texas.

Engineered Films Division Results
Engineered Films’ fiscal 2021 third quarter net sales were $43.8 million, a decrease of $12.6 million, or 22.4%, compared to fiscal 2020 third quarter net sales of $56.4 million. Engineered Films continued to face weak demand in the third quarter across a majority of its end-markets, resulting in the year-over-year decline in revenue. However, the division saw an increase in demand and a recapture of market share within its industrial market that led to year-over-year growth. Geomembrane (including the energy sub-market) experienced the largest declines as rig counts in the Permian Basin remained down approximately 70 percent year-over-year. The construction market also experienced reduced demand as non-residential construction starts decreased significantly versus the prior year. Partially offsetting these declines was the delivery of the remaining $2.4 million of film-based medical supplies associated with a FEMA contract to aid in the pandemic response.

Operating income for Engineered Films in the third quarter of fiscal 2021 decreased 13.6% to $7.3 million as compared to $8.5 million in the prior year third quarter. The division achieved an improved operating margin year-over-year from 15.0 percent to 16.7 percent, driven by operational efficiency improvements and expense reductions as the division mitigated the impact of negative operating leverage on division profit margin and continued to invest in Raven Composites™. In addition, the division generated strong cash flows as it continues to effectively manage working capital levels.

Aerostar Division Results
Aerostar's net sales in the third quarter of fiscal 2021 were $18.0 million, an increase of $2.3 million, or 15.0%, compared to fiscal 2020 third quarter net sales of $15.7 million. The year-over-year growth was driven by the delivery of aerostat systems and the completion of a record number of successful stratospheric flight campaigns for the Department of Defense throughout the quarter.

Division operating income in the third quarter of fiscal 2021 was $2.8 million, up $0.3 million, or 11.6%, versus the third quarter of fiscal 2020. The year-over-year increase in operating income was driven by increased sales volume.

Nine Months Ended October 31, 2020 and 2019:
Consolidated Results
For the nine-month period ended October 31, 2020, net sales were $268.3 million compared to $296.8 million, down 9.6% versus the prior year comparative period. Year-over-year growth in Applied Technology and Aerostar was more than offset by a decline in Engineered Films. Applied Technology leveraged its new products and strong customer relationships to drive sales growth versus the prior year. Economic conditions resulting from the pandemic led to weak end-market demand across Engineered Films' markets, resulting in a sharp decline in year-over-year net sales. Aerostar achieved growth in net sales year-over-year for the nine-month period, overcoming pandemic related challenges that included Department of Defense travel restrictions which limited Aerostar's ability to fulfill contracts and conduct customer flight campaigns the first half of the fiscal year.

The Company's operating income was $19.4 million, down 47.7% from $37.0 million in the prior year nine-month period. The year-to-date results included $12.4 million of investment in Raven Autonomy™, primarily research and development and selling expenses to drive commercialization of the Company's autonomous ag solutions.

Net income for the first nine months of fiscal 2021 was $18.6 million, or $0.51 per diluted share, compared to net income of $31.9 million, or $0.88 per diluted share, in the prior year comparative period. The investment in Raven Autonomy™ reduced net income attributable to Raven by $9.6 million, or $0.26 per diluted share, in the first nine months of fiscal 2021.

Applied Technology Division Results
Net sales for Applied Technology in the first nine months of fiscal 2021 were $112.3 million, up $14.8 million, or 15.1%, compared to the first nine months of fiscal 2020. Applied Technology achieved sales growth despite economic challenges that included low commodity prices for much of the year and overall weak conditions within the ag industry. The growth included last-time buy activity associated with the exit of a commercial relationship.

Operating income for the first nine months of fiscal 2021 was $21.2 million, down $3.9 million or 15.4%, compared to the first nine months of fiscal 2020. Operating income in the first nine months was reduced by $12.3 million of strategic investment in research and development activities for Raven Autonomy™.

Engineered Films Division Results
Net sales for Engineered Films in the first nine months of fiscal 2021 were $113.4 million, a decrease of $44.8 million, or 28.3%, compared to the year-to-date nine-month period of fiscal 2020. Economic conditions as a result of the global pandemic have created weak demand across a majority of Engineered Films' end markets, resulting in the year-over-year decline in revenue.

Operating income for the first nine months of fiscal 2021 decreased 46.4% to $13.4 million as compared to $25.0 million in the prior year comparative period. The year-over-year decrease in operating income was driven by negative operating leverage resulting from the sharp decline in revenues.

Aerostar Division Results
Net sales for Aerostar in the first nine months of fiscal 2021 were $42.6 million, an increase of $1.6 million, or 3.9%, compared to the first nine months of fiscal 2020. Delivery of aerostat systems, partially offset by a decline in radar products, drove the year-over-year increase in net sales.

Operating income for the nine-month year-to-date period of fiscal 2021 was $4.8 million compared to operating income of $7.4 million in the prior year comparative period. The year-over-year performance was driven by lower margins due to increased material and overhead expenses, as well as a strategic increase in investment in the division's stratospheric and radar systems.

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

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2020	October 31, 2019	$ Change	% Change	October 31, 2020	October 31, 2019	$ Change	% Change
Net sales	$34,838	$28,500	$6,338	22.2%	$112,347	$97,596	$14,751	15.1%
Gross profit	18,535	13,205	5,330	40.4%	57,328	47,539	9,789	20.6%
Gross margin	53.2%	46.3%			51.0%	48.7%
Operating expenses	$12,738	$6,170	$6,568	106.5%	$36,081	$22,419	$13,662	60.9%
Operating expenses as % of sales	36.6%	21.6%			32.1%	23.0%
Operating income(a)	$5,797	$7,035	$(1,238)	(17.6)%	$21,247	$25,120	$(3,873)	(15.4)%
Operating margin	16.6%	24.7%			18.9%	25.7%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and nine-month year-over-year changes:

•Market conditions. The North American ag market has been negatively impacted by low commodity prices, and the ongoing pandemic has driven further uncertainty in the marketplace. Unfavorable oil prices and demand have caused a reduction in ethanol production which has an unfavorable impact on corn prices. These factors have reduced expected farm income, and OEMs have responded with lower production of new machines. Improving commodity prices have provided optimism that the ag market conditions will improve, however, the Company anticipates uncertainty from the pandemic will hamper any further improvement throughout the remainder of fiscal 2021. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology maintained or increased its market share in the first nine months of fiscal 2021.
•Sales volume and selling prices. Third quarter fiscal 2021 net sales increased $6.3 million or 22.2%, to $34.8 million compared to $28.5 million in the prior year. Year-to-date sales increased $14.8 million, or 15.1%, to $112.3 million compared to the prior year. Higher sales volume, rather than a change in selling price, was the primary driver of this increase. For the three- and nine-month periods, domestic sales were up 20.2% and 18.6% year-over-year, respectively. Domestic sales include $5.0 million and $15.6 million of last time buy activity to a non-strategic OEM customer for the three- and nine-month periods, an increase of $4.3 million and $12.3 million year-over-year, respectively.
•International sales. For the third quarter of fiscal 2021, international sales totaled $7.2 million, up 30.6% from $5.5 million in the prior year comparative period. International sales represented 20.8% of segment revenue compared to 19.4% of segment revenue in the prior year comparative period. Year-to-date, international sales totaled $25.9 million, an increase of $1.2 million from the prior year. Year-to-date international sales represented 23.0% of segment sales compared to 25.3% in the prior year comparative period. Increased demand in Latin America and Canada drove an increase in international sales during the third quarter. Sales to Europe, up approximately 20%, drove the increase in international sales for the nine-month period.
•Gross margin. Gross margin increased from 46.3% in the prior year third quarter of fiscal 2020 to 53.2% in the third quarter of fiscal 2021. Year-to-date fiscal 2021 gross margin increased from 48.7% to 51.0% compared to the prior year comparative period. The year-over-year increase in profitability was driven by positive operating leverage from higher sales volume and favorable product mix.
•Operating expenses. Fiscal 2021 third quarter operating expenses as a percentage of net sales was 36.6%, up from 21.6% in the prior year comparative period. Year-to-date operating expenses as a percentage of net sales was up from 23.0% to 32.1%. These increases were driven by $4.5 million and $12.1 million of Raven AutonomyTM related expenses, for the three- and nine-month periods, respectively. These expenses primarily consisted of investment in research and development to drive the commercialization of autonomous ag solutions.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2020	October 31, 2019	$ Change	% Change	October 31, 2020	October 31, 2019	$ Change	% Change
Net sales	$43,765	$56,406	$(12,641)	(22.4)%	$113,415	$158,214	$(44,799)	(28.3)%
Gross profit	9,986	10,714	(728)	(6.8)%	20,890	32,258	(11,368)	(35.2)%
Gross margin	22.8%	19.0%			18.4%	20.4%
Operating expenses	$2,665	$2,240	$425	19.0%	$7,497	$7,271	$226	3.1%
Operating expenses as % of sales	6.1%	4.0%			6.6%	4.6%
Operating income(a)	$7,321	$8,474	$(1,153)	(13.6)%	$13,393	$24,987	$(11,594)	(46.4)%
Operating margin	16.7%	15.0%			11.8%	15.8%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three and nine-month year-over-year changes:

•Market conditions. In the third quarter, the ongoing pandemic and related economic slowdown continued to significantly impact demand in the geomembrane (including the energy sub-market) and construction markets. Rig counts within the Permian Basin were down approximately 70 percent versus the third quarter of fiscal 2020. In addition, delays in large-scale projects due to the pandemic has led to declines in demand within the construction and installation markets. The Company expects that demand in the aforementioned markets will continue to be impacted by the ongoing economic slowdown throughout fiscal 2021. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films maintained its market share in most of its end markets in the first nine months of fiscal 2021.
•Sales volume and selling prices. Third quarter net sales were $43.8 million, a decrease of $12.6 million, or 22.4%, compared to net sales of $56.4 million in the third quarter fiscal 2020. Year-to-date net sales were down $44.8 million, or 28.3%, to $113.4 million compared to $158.2 million in the prior year. Declines in rig counts within the Permian Basin, as well as delays in large-scale projects have led to decreases in sales volumes within the energy, construction and installation markets during the current year. In addition, this decline in demand in certain end-markets, as well as product mix, have caused selling prices to continue to decline in the third quarter of fiscal 2021 compared to the prior year. Sales volume, measured in pounds sold, decreased approximately 14% and 24% year-over-year for the three- and nine-month periods ending October 31, 2020, respectively.
•Gross margin. For the three-month period, gross margin was 22.8%, increasing from 19.0% in the prior year comparative period. The completion of a $4.8 million FEMA contract during the quarter and operational efficiency improvements drove the increased gross margin for three-month period. For the nine-month period ending October 31, 2020, gross margin was down from 20.4% in the prior year to 18.4% in the current year. Negative operating leverage from lower sales volume along with lower selling prices drove the year-to-date decrease in gross margin.
•Operating expenses. As a percentage of net sales, operating expenses were 6.1% in the current year three-month period as compared to 4.0% in the prior year comparative period. As a percentage of net sales, operating expenses were 6.6% in the current year nine-month period as compared to 4.6% in the prior year comparative period. Despite ongoing efforts to reduce costs due to the uncertainty of the pandemic, lower sales and focused research and development expenditures to improve quality and production efficiencies to support Raven Composites™, drove the increase in operating expenses as a percentage of net sales. In addition, the division increased their allowance for uncollectible accounts, contributing to the increase in operating expenses.

Aerostar
Aerostar serves the commercial lighter-than-air and aerospace and defense markets. Aerostar's core products include high-altitude stratospheric balloons and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended				Nine Months Ended
(dollars in thousands)	October 31, 2020	October 31, 2019	$ Change	% Change	October 31, 2020	October 31, 2019	$ Change	% Change
Net sales	$18,010	$15,661	$2,349	15.0%	$42,626	$41,040	$1,586	3.9%
Gross profit	5,994	6,397	(403)	(6.3)%	14,845	16,921	(2,076)	(12.3)%
Gross margin	33.3%	40.8%			34.8%	41.2%
Operating expenses	$3,217	$3,909	$(692)	(17.7)%	$10,024	$9,494	$530	5.6%
Operating expenses as % of sales	17.9%	25.0%			23.5%	23.1%
Operating income(a)	$2,777	$2,488	$289	11.6%	$4,821	$7,427	$(2,606)	(35.1)%
Operating margin	15.4%	15.9%			11.3%	18.1%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three and nine-month year-over-year changes:

•Market conditions. Aerostar’s markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not model comparative market share position for its divisions, but the Company believes Aerostar has maintained or increased its market share in the first nine months of fiscal 2021.
•Sales volume. Net sales increased 15.0% from $15.7 million for the three-month period ended October 31, 2019, to $18.0 million for the three-month period ended October 31, 2020. Year-to-date sales were $42.6 million, up $1.6 million year-over-year, or 3.9%. The increase in net sales during the third quarter was driven by the delivery of systems on the division's current aerostat contract that was awarded in the prior year. The division has realized $4.7 million and $7.9 million in revenue from the contract for the three- and nine-months year-to-date. The final deliverables on the contract were completed during the third quarter of fiscal 2021. In addition, the division completed a record number of stratospheric balloon flight campaigns during the third quarter. The nine-month increase in net sales was driven by deliveries on the aerostat contract partially offset by a decline in the delivery of radar products.
•Gross margin. For the three-month period, gross margin decreased from 40.8% to 33.3%, and for the nine-month period decreased from 41.2% to 34.8%. The decrease in gross margin was predominately driven by $0.5 million of inventory write downs primarily for radar products that have been replaced by the division's new technology along with higher materials and overhead expenses for both periods.
•Operating expenses. Third quarter fiscal 2021 operating expense was $3.2 million, or 17.9% of net sales, a decrease from 25.0% of net sales in the third quarter of fiscal 2020. Year-to-date operating expense as a percentage of net sales was 23.5%, up from 23.1% in the prior year. The division allocated research and development resources to assist in the completion of stratospheric flight campaigns, delayed due to the pandemic, during the third quarter of fiscal 2021, resulting in lower research and development expenses compared to the prior year third quarter. For the year-to-date, increased investment in research and development drove the increase in operating expenses as the division continues investing in stratospheric and radar systems that will drive long-term growth.

Corporate Expenses (administrative expenses; other income (expense), net; and income taxes)
`

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Administrative expenses	$6,613	$6,653	$20,148	$20,501
Administrative expenses as a % of sales	6.8%	6.6%	7.5%	6.9%
Other income (expense), net	$(423)	$84	$(514)	$398
Effective tax rate	1.6%	13.0%	1.9%	14.7%

Administrative spending for the three-month period of fiscal 2021 was down 0.6% compared to fiscal 2020. Administrative spending for the nine-month period of fiscal 2021 was down 1.7% compared to fiscal 2020. Continued focus on reducing expenditures in response to the pandemic drove down costs, including lower travel expenses due to company-wide travel restrictions and lower consulting and professional services, for the three- and nine-month periods.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses. Lower returns on cash and interest expense on borrowings contributed to the decrease in other income (expense) during the three and nine-month periods in fiscal 2021. There were no significant items in other income (expense), net for the three- and nine-month periods in fiscal 2020.

The Company’s effective tax rates for the three-month periods ended October 31, 2020 and 2019, were 1.6% and 13.0%, respectively. The Company’s effective tax rates for the nine-month periods ended October 31, 2020 and 2019, were 1.9% and 14.7%, respectively. The year-over-year volatility in the effective tax rate for the three- and nine-month periods was driven primarily by an increase in the R&D tax credit.

MARKET CONDITIONS AND OUTLOOK

The third quarter of fiscal 2021 results were strong, from both a financial performance perspective and when taking into account the investments the Company made to advance its strategic platforms for growth. Despite continued challenging economic conditions, the Company achieved strong profitability and increased cash and cash equivalents by $22.4 million during the current quarter while making significant investments in Raven Autonomy™, advancing greenfield operations in Raven Composites™, and executing on contracts for Thunderhead Balloon Systems.

Applied Technology generated significant profitability while continuing to aggressively invest in Raven Autonomy™ during the third quarter as the Company drives towards commercialization of its autonomous technologies. In Raven Autonomy™, the Company continues to further develop the Raven Autonomy™ Platform framework, performing field validation trials with farmers to ensure enhanced customer value with autonomous applications. The Company also continued to advance its core technology, as evidenced by enhancements and new product releases, including Hawkeye® 2 and VSN® full canopy guidance. These products solve problems for customers and generate strong returns for end users.

Engineered Films end markets continue to be suppressed by adverse economic challenges related to the pandemic. Rig counts within the Permian Basin were down approximately 70 percent compared to the third quarter of fiscal 2020, leading to a decline in sales in the geomembrane market. Additionally, large-scale projects continue to be delayed which impacts both the geomembrane and construction markets. The Company expects these conditions to persist throughout the remainder of the current fiscal year and into the next fiscal year. However, Engineered Films is effectively managing through these challenges and the health and long-term prospects of Engineered Films' core business and the Raven Composites™ strategic growth initiative are very promising.

Aerostar achieved mission success on a record number of flight campaigns, leading to strong financial performance in the quarter. The division continues to see growing momentum surrounding the Thunderhead Balloon Systems, and believes this market will grow substantially over the coming years. The Company is the clear leader in this space, and the team continues to enhance the capabilities of the technology.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	October 31, 2020	January 31, 2020	October 31, 2019
Cash and cash equivalents	$38,217	$20,707	$77,094

	Three Months Ended		Nine Months Ended
(dollars in thousands)	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Cash provided by operating activities	$24,516	$20,918	$55,100	$47,078
Cash used in investing activities	(3,275)	(2,155)	(10,593)	(5,833)
Cash provided by (used in) financing activities	1,325	(10,778)	(26,655)	(29,870)
Effect of exchange rate changes on cash and cash equivalents	(162)	(22)	(342)	(68)
Net increase in cash and cash equivalents	$22,404	$7,963	$17,510	$11,307

Cash and cash equivalents totaled $38.2 million at October 31, 2020, an increase of $17.5 million from $20.7 million at January 31, 2020. The sequential increase in cash was driven by an increased focus on lower net working capital during the pandemic, as well as the Company's decision to indefinitely suspend the quarterly cash dividend on its common stock. Cash and cash equivalents as of October 31, 2019 was $77.1 million.

Operating Activities
Cash provided by operating activities was primarily derived from cash received from customers, offset by cash payments for inventories, services, and employee compensation. Cash provided by operating activities was $55.1 million for the first nine months of fiscal 2021 compared with $47.1 million in the first nine months of fiscal 2020. The increase in operating cash flows year-over-year was driven primarily by an increased focus on lower net working capital during the pandemic.

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

(dollars in thousands)	October 31, 2020	October 31, 2019
Accounts receivable, net	$54,224	$62,057
Plus: Inventories	44,674	51,981
Less: Accounts payable	19,314	11,045
Net working capital(a)	$79,584	$102,993

Annualized net sales(b)	386,428	402,132
Net working capital percentage(c)	20.6%	25.6%
(a) Net working capital is defined as accounts receivable, (net) plus inventories less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Net working capital percentage was down year-over-year in the third quarter of fiscal 2021. Net working capital decreased $23.4 million year-over-year in the third quarter. The Company's continued focus on maintaining lower net working capital during the pandemic drove the year-over-year change. The Company lowered inventory levels at Engineered Films to align with expected sales while the decrease in accounts receivable was driven by lower sales volume year-over-year.

Inventory levels decreased $7.3 million, or 14.1%, year-over-year from $52.0 million at October 31, 2019, to $44.7 million at October 31, 2020. In comparison, consolidated net sales decreased $3.9 million, or 3.9%, year-over-year in the third quarter. The decrease in inventory was primarily driven by the Engineered Films division improving operational efficiency and aligning inventory levels with corresponding expected sales.

Accounts receivable decreased $7.9 million or 12.6%, year-over-year to $54.2 million at October 31, 2020, from $62.1 million at October 31, 2019. In comparison, consolidated net sales decreased $3.9 million, or 3.9%, year-over-year in the third quarter. Lower sales volume was the primary driver of the year-over-year decrease in accounts receivable.

Accounts payable increased $8.3 million, or 74.9%, year-over-year from $11.0 million at October 31, 2019, to $19.3 million at October 31, 2020. The increase in accounts payable year-over-year was primarily due to timing of purchases and optimization of payment terms.

Investing Activities
Cash used by investing activities was $10.6 million for the first nine months of fiscal 2021 compared with cash used of $5.8 million in the first nine months of fiscal 2020. Capital expenditure spending increased $4.8 million compared to the prior year nine-month period primarily due to current year investments in property by Engineered Films and investments in equipment to support Raven Composites™.

Financing Activities
Cash used for financing activities for the first nine months of fiscal 2021 increased $3.2 million compared to the first nine months of fiscal 2020. In the current year, payment of $17.9 million related to the redemption of the noncontrolling interest in DOT was included in financing cash flows. No such activity occurred in the prior year. Offsetting this increase was $10.8 million of share repurchases in the first nine months of the prior year compared to no share repurchases in the current year. On August 26, 2020, the Company announced that the board of directors indefinitely suspended the Company’s regular quarterly cash dividend on its common stock. The Company intends to reallocate this capital to supplement and accelerate investments in the Company's Strategic Platforms for Growth; Raven Autonomy™ and Raven Composites™. Dividends per share for the first nine months of fiscal 2021 and 2020 were 26.0 cents per share and 39.0 cents per share, respectively. Total cash outflows for dividends in the nine-month periods ended October 31, 2020 and 2019, were $9.3 million and $14.0 million, respectively.

Other Liquidity and Capital Resources
The Company entered into a $100 million credit agreement on September 20, 2019, with a maturity date of September 20, 2022. Availability under the Credit Agreement for borrowings as of October 31, 2020, was $100.0 million. This agreement (Credit Agreement) is more fully described in Note 10 Debt of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Letters of credit (LOCs) totaling $0.1 million and $0.3 million were outstanding at October 31, 2020 and October 31, 2019, respectively. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2020.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2020, filed with the SEC. There have been no material changes to our critical accounting policies and estimates during the nine-month period ended October 31, 2020.

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

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents, and short-term investments. The Company also has an immaterial amount of outstanding debt and finance lease obligations as of October 31, 2020 and January 31, 2020. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $3.7 million and $5.3 million at October 31, 2020 and January 31, 2020, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2020. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of

October 31, 2020.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and nine-month periods ended October 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The novel coronavirus (COVID-19) has adversely impacted, and could continue to impact the Company, including possible material adverse effects on our business, financial position, and cash flow. Further spread of COVID-19, as well as outbreaks or epidemics of other infectious diseases, may have a similar or worse impact on the Company.

Global pandemics, including the current COVID-19 pandemic, represent significant risks to the Company, our employees, suppliers, and customers and may adversely impact the Company's operations and financial results. The COVID-19 pandemic has caused significant volatility and disruption in capital markets and led to a global economic slowdown. The duration, severity, and scope of the COVID-19 outbreak and the actions taken to contain or treat the outbreak (including the availability of an effective vaccine) remain highly uncertain at this time. The extent to which COVID-19 impacts the Company's operations will depend on future developments.

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

RAVEN INDUSTRIES, INC.

/s/ Steven E. Brazones
Steven E. Brazones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 24, 2020