Form 10-K
period 2021-01-31
RAVEN INDUSTRIES INC
filed 2021-03-24
CIK 82166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☑ No
The aggregate market value of the registrant's common stock held by non-affiliates at July 31, 2020, was approximately $763,599,982. The aggregate market value was computed by reference to the closing price as reported on the Nasdaq Global Select Market, $21.61, on July 31, 2020, which was the last business day of the registrant's most recently completed second fiscal quarter. The number of shares outstanding on March 19, 2021, was 35,869,499

DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant's Annual Meeting of Shareholders, to be held May 25, 2021, is incorporated by reference into Part III to the extent described therein.

PART I

ITEM 1.	BUSINESS

Raven Industries, Inc. (the Company or Raven) was incorporated in February 1956 under the laws of the State of South Dakota and began operations later that same year. The Company is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, and aerospace and defense markets. The Company markets its products around the world and has its principal operations in the United States of America. Raven began operations as a manufacturer of high-altitude research balloons before diversifying into product lines that extended from technologies and production methods of this original balloon business. The Company employs 1,363 permanent and temporary employees and is headquartered at 205 E. 6th Street, Sioux Falls, SD 57104 - telephone (605) 336-2750. The Company's Internet address is http://www.ravenind.com and its common stock trades on the Nasdaq Global Select Market under the ticker symbol RAVN. The Company has adopted a Code of Conduct applicable to all officers, directors and employees, which is available on its website. Information on the Company's website is not incorporated into this filing.

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

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, and the availability, distribution, and effectiveness of vaccines to address the COVID-19 virus. The impact on our customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. The Company may continue to experience reduced customer demand or constrained supply that could materially adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.

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

Applied Technology
Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that focus on machine automation to help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market. The Applied Technology product families include application controls, GPS-guidance steering systems, field computers, automatic boom controls, advanced machine automation including autonomous agriculture technology and platforms, information management tools, and injection systems. Applied Technology's services include high-speed in-field internet connectivity and cloud-based data management.

Applied Technology sells its precision agriculture equipment to both original equipment manufacturers (OEMs) and through aftermarket distribution partners within agricultural markets both domestically and internationally. Applied Technology competes with other technology-based companies in a number of its product families and may compete with OEMs if they develop their own precision agriculture technology rather than purchase it from a third-party such as Raven. The Company's competitive advantage in this segment is designing and selling innovative, reliable, easy-to-use, and value-add products that are supported by an industry-leading service and support team.

The Company's Applied Technology Division continues to expand its Slingshot® communications platform. Slingshot improves logistics, communications, and application execution, driving business efficiencies for its agriculture retail partners. In January 2019, Applied Technology acquired the assets of AgSync, Inc. (AgSync), an agriculture logistics software company. This acquisition enhanced the division's Slingshot platform by delivering a logistics solution for ag retailers, custom applicators, and enterprise farms.

The Company announced Raven Autonomy™ as a strategic growth initiative in November 2019 to become an industry leader in autonomous agricultural solutions through both technology and autonomous platforms. Raven Autonomy™ is the Company's expansion of its existing machine control technology through autonomous smart machine platforms and implements used in farming. The Company began executing on this strategic growth initiative in the fourth quarter of fiscal 2020 by acquiring Smart Ag, Inc. (Smart Ag®) and Dot Technology Corp. (DOT®). In fiscal 2021, the Company continued to make progress toward its goal to commercialize its first autonomous solutions in ag technology, allowing ag professionals to be more efficient in running their operations with less reliance on human decision making:

•acquired full voting control of DOT in the first quarter
•invested approximately $17 million in research and development and selling activities to drive commercialization
•performed significant field testing, preparing for initial product launches for both the Dot® Power Platform and tractor autonomous power units (APUs) in fiscal 2022;
•began accepting pre-orders for its first commercially available autonomous ag technology, AutoCart®, and established a new headquarters for Raven's business in Canada

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

Engineered Films has various fabrication facilities in the United States (U.S.) to provide a heightened level of service and faster product delivery to customers of its geomembrane and construction products. In January 2020, the division expanded its fabrication capabilities to the East Coast, leasing a facility in Waynesboro, Virginia.

Engineered Films sells direct to end-customers and through independent third-party distributors. The majority of products sold into the construction and agriculture markets are sold through distributors, while sales into the geomembrane and industrial markets are generally sold to end-customers. The Company extrudes a significant portion of the film converted for its commercial products and believes it is one of the largest sheeting converters in the United States in the markets it serves. Engineered Films' ability to extrude and convert films, along with offering installation services for its geomembrane products, allows it to provide a more customized solution to customers. A number of film manufacturers compete with the Company on both price and product availability.

In November 2019, the Company announced Raven Composites™ as a strategic growth platform for Engineered Films. Raven Composites™ is expected to build on the division's core strengths and expand Engineered Films to become an industry leader in the adjacent reinforced composites market. By leveraging the division's reinforced materials expertise, Engineered Films will develop a range of thinner, lighter, stronger rigid composite material that will include laminated layers of the division's surface films, resulting in superior finish characteristics on rigid materials for the transportation, construction, and industrial market segments. The Company invested approximately $5 million in research and development equipment in fiscal 2021 to support new product development efforts for Raven Composites™. Larger scale manufacturing equipment to advance Raven Composites™ is on order and expected to be operational during the third quarter of fiscal 2022.

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
Aerostar sells to government agencies as both a prime contractor and subcontractor and to commercial users primarily as a sub-contractor. Aerostar competes with other technology companies that specialize in aerospace and defense and commercial products and services based on price, performance, and service.

MARKET CONDITIONS AND OUTLOOK

In fiscal 2021, the Company made key advances across the enterprise and through the strategic platforms for growth. In response to the pandemic, the Company identified four priorities for the year that included upholding the Raven Way, emphasizing cash flow, protecting the core business, and aggressively investing in Raven Autonomy™. The Company successfully achieved these goals while managing the business through adverse economic conditions, supply chain constraints, and changing the Company's production processes to promote the health and well-being of team members.

The Company expects to advance on key milestones in fiscal 2022 within Raven Autonomy™, Raven Composites™, and Raven Thunderhead Balloon Systems, while leveraging the strength of our underlying businesses. The Company is focused on aggressively investing in its strategic platforms for growth, and the Company expects to make significant progress on the multi-year plan to drive a step-change in long-term growth.

Applied Technology is expected to capitalize on the momentum generated during fiscal 2021 and drive continued revenue growth as the division leverages its industry-leading product portfolio and customer relationships. Order activity strengthened in the fourth quarter of fiscal 2021 and helped build momentum going into fiscal 2022. In addition, the Company is seeing strength in the agriculture industry as increasing commodity prices have created optimism in the ag market for the first time in several years. Through Raven Autonomy™, the Company expects to deliver AutoCart® systems in advance of the fall harvest and commercialize the Dot® Power Platform in fiscal 2022. The Company will continue to aggressively invest in Raven Autonomy™ as the Company builds the foundation for long-term growth.

In Engineered Films, the Company has experienced improving conditions over the past few months. As conditions continue to improve, the Company expects to experience market share gains and drive meaningful year-over-year revenue growth. In fiscal 2022, the Company expects to pursue growth through acquisition as part of the strategy within Engineered Films to deliver high-value films and composites.

In Aerostar, the division significantly advanced the technology and capabilities of its stratospheric balloon systems over the past eight years as Alphabet's design partner for Loon. The relationship helped deliver connectivity to rural areas of the world and showcased the capabilities of its Thunderhead platform. Moving forward, the division is focused on bringing its stratospheric balloon platform to U.S. government agencies, providing a propriety solution for a variety of applications. In fiscal 2022, the division expects to build on the technology milestones it has achieved over recent months while executing on government contracts. Momentum around utilizing the stratosphere continues to grow, and as the leader in stratospheric technology, Aerostar is well-positioned to capitalize on the substantial opportunity.

MAJOR CUSTOMER INFORMATION

Sales to CNH Industrial, an OEM customer in the Applied Technology Division, accounted for 10% of the Company's consolidated net sales in fiscal year 2021. No customers accounted for 10% or more of consolidated net sales in fiscal years 2020 or 2019.

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

RAW MATERIALS

The Company sources raw materials from a wide variety of suppliers, including numerous domestic and international vendors. The Company's principal raw materials include electronic components for Applied Technology and Aerostar, various polymeric resins for Engineered Films, and fabrics and film for Aerostar. The Company has experienced some volatility in raw material prices over the past three years. These price increases, including increased material costs or tariffs, could not always be passed on to customers due to weak demand and/or a competitive pricing environment. However, the overall impact was not material to the Company's financial position.

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

RESEARCH AND DEVELOPMENT

The three business segments conduct ongoing R&D efforts to improve their product offerings and develop new products. R&D investment is particularly strong within Applied Technology and Aerostar. New technology development and product enhancements within Applied Technology are a competitive differentiator and central to its long-term strategy. Engineered Films also utilizes R&D spending to develop new products, value engineer, and reformulate its current products. These R&D investments deliver high-value film solutions to the markets it serves, lower raw material consumption, and improve the quality of existing product lines. Aerostar's investment in the development of new technology has a particular emphasis on its core stratospheric balloon and radar platforms. The Company's total R&D costs are presented in the Consolidated Statements of Income and Comprehensive Income.

GOVERNMENT REGULATIONS AND ENVIRONMENTAL MATTERS

The Company is subject to a wide variety of local, state, and federal laws and regulations in the countries where it conducts business. Compliance with these laws and regulations requires training and dedication of time and effort by the Company's employees, as well as financial resources. In fiscal 2021, compliance with the regulations applicable to Raven did not have a material effect on the Company's capital expenditures, earnings, or competitive position. Additional information about the impact of government regulations on the Company's business is included in Item 1A. “Risk Factors” under the heading Legal, Regulatory and Compliance Risks.

The Company believes that, in all material respects, it is in compliance with applicable federal, state and local environmental laws and regulations. Expenditures incurred in the past relating to compliance for operating facilities have not significantly affected the Company's capital expenditures, earnings, or competitive position. The Company is unaware of any potential liabilities as of January 31, 2021, for any environmental matters that would have a material effect on the Company's results of operations, financial position, or cash flows.

BACKLOG

The Company's backlog represents open customer orders and funded portions of signed government contracts. As of February 1, 2021, the Company's backlog totaled approximately $64 million. Backlog amounts as of February 1, 2020 and 2019, were approximately $60 million and $38 million, respectively. Because the length of time between order and shipment varies considerably by segment and customers can change delivery schedules or potentially cancel orders, the Company does not believe that backlog, as of any particular date, is necessarily indicative of actual net sales for any future period. However, the Company expects that any revenue generated from its backlog, as of February 1, 2021, will be recognized during fiscal year 2022.

HUMAN CAPITAL

Raven believes its employees are essential to the organization’s success in solving great challenges. The Company depends on its highly skilled engineering, sales and service, and manufacturing teams to develop and deliver solutions to its customers. Raven has approximately 1,290 permanent employees as of January 31, 2021. Employees are primarily located throughout the United States with 6% of the Company’s workforce located internationally throughout Canada, Brazil, the Netherlands and Australia.

Talent
Raven’s talent strategy is focused on attracting the best talent, then recognizing and rewarding their performance, while continually developing, engaging, and retaining them. In fiscal 2021, Raven became Great Place to Work-Certified™. Using validated employee feedback gathered with Great Place to Work’s rigorous, data-driven methodology, certification confirms at least 7 out of 10 employees have a consistently positive experience at Raven. Surveyed in August 2020 on topics including their coworkers, their leaders, and their jobs, 85 percent of employees said that Raven is a great place to work, versus 59 percent at a typical company. Raven has a goal to be the employer of choice within the markets and communities it serves, and the Company strives to grow and develop the different capabilities and skills that are needed for the future, while also maintaining a robust pipeline of talent throughout the organization.

Raven is committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. The Company believes culture is the result of its behaviors, its commitment to personal accountability, its continuous improvement mindset, how its teams collaborate, and its employee’s ability appreciate one another’s contributions.

Total Rewards
Raven believes that the Company must offer a comprehensive total rewards program for its employees to attract and retain a talented and experienced workforce. Raven regularly reviews its compensation and benefit plans to ensure they are competitive, align to Raven’s strategic priorities, and support company values. These programs not only include base wages and incentives in support of the Company's pay for performance culture, but also health, welfare, and retirement benefits. Raven focuses many programs on employee wellness and has implemented solutions including onsite wellness centers, onsite and virtual mental health support, telemedicine, and health and nutrition programs. Raven believes that these solutions have helped the Company successfully manage healthcare and prescription drug costs for its employee population. These solutions also promote a culture of Peak Performance — the Company’s commitment to prepare its employees as individuals as well as a corporation to be the best — and reinforce Raven’s belief that every individual is worthy and deserving of good mental well-being and health.

Development
Raven is growing and intends to do so every year. As the Company solves great challenges, Raven will continue to have a strong need for dynamic and successful leaders to carry out the expansion of the business. To meet this great need, Raven designed a system entitled "THRIVE" that allows teams, businesses, and leaders to thrive. THRIVE delivers a sustainable solution, wholly integrated into Raven’s culture and business model. Using several modes of development, THRIVE is designed to leverage the Company’s strong culture, clear set of values, and strategy of growth. THRIVE is intentionally built around three key areas — Raven, Business, and Leadership. THRIVE’s robust approach incorporates business skills and experiential learning, intentionally building competencies with specific Raven context. Incorporating business skills, university-level coursework, and relevant on-the-job experiences, THRIVE operates on a model of continual learning.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Name, Age, and Position	Biographical Data
Daniel A. Rykhus, 56	Mr. Rykhus became the Company's President and Chief Executive Officer in 2010. He joined the Company in 1990 as Director of World Class Manufacturing, was General Manager of the Applied Technology Division from 1998 through 2009, and served as Executive Vice President from 2004 through 2010.
President and Chief Executive Officer

Steven E. Brazones, 47	Mr. Brazones was named Division Vice President and General Manager of the Applied Technology Division in January 2021. Mr. Brazones joined the Company in December 2014 and served as its Vice President, Chief Financial Officer, and Treasurer. From 2002 to 2014, Mr. Brazones held a variety of positions with H.B. Fuller Company. Most recently, he served as H.B. Fuller's Americas Region Finance Director. Previously, he served as the Assistant Treasurer and the Director of Investor Relations. Prior to his tenure with H.B. Fuller, Mr. Brazones held various roles at Northwestern Growth.
Division Vice President and General Manager - Applied Technology Division and Vice President and Chief Financial Officer

Taimur Sharih, 47
Mr. Sharih was named Vice President and Chief Financial Officer effective March 1, 2021. Prior to joining the Company Mr. Sharih served as Senior Vice President and CFO of A&R Logistics, a chemical supply chain services company, from October 2019 to January 2021. Prior to that, Mr. Sharih spent two years as CFO for Acetyl Intermediates, a division of Celanese Corporation and 14 years at Praxair in various financial roles, including most recently, Vice President of Finance, U.S. Industrial Gases.

Vice President and Chief Financial Officer

Scott W. Wickersham, 47	Mr. Wickersham was named Division Vice President and General Manager of the Aerostar Division in January 2018. Effective February 1, 2021, Mr. Wickersham was named Division Vice President and General Manager of the Engineered Films Division. He joined the Company in 2010 as the Director of Product Development and Engineering Manager and has been the General Manager for the Aerostar Division since November 2015. Prior to joining the Company, Mr. Wickersham held a range of engineering and operational roles with various technology companies.
Division Vice President and General Manager - Aerostar Division

Lee A. Magnuson, 65	Mr. Magnuson joined the Company in June 2017, as Vice President and General Counsel and also became the Company's Secretary in August 2017. Prior to joining the Company, Mr. Magnuson was managing partner of Lindquist and Vennum Law Firm in the Sioux Falls, SD, office for five years, practicing in the areas of commercial transactions, mergers and acquisitions, corporate matters, real estate and regulatory matters.
Vice President, General Counsel, and Corporate Secretary

Nicole Freesemann, 38	Ms. Freesemann was named Vice President of Human Resources in January 2019. She started at Raven in 2008 and served in several human resources roles, including most recently as Director of Human Resources since January 2014. During her tenure at Raven, Ms. Freesemann developed and executed a new performance management strategy, implemented staffing strategies and programs to identify talent for all levels within the company, and led human resource efforts for acquisition due diligence and integrations.
Vice President of Human Resources

ITEM 1A.	RISK FACTORS

RISKS RELATING TO THE COMPANY

The Company's business is subject to many risks, which by their nature are unpredictable or unquantifiable and may be unknown. In an attempt to provide the reader with information on potential risks the Company may encounter, the Company has provided below, what it believes are the most material risks the Company could potentially face, based on its knowledge, experience, information and assumptions. The risks provided below should be assessed contemporaneously with other information contained in this Form 10-K, including Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations," the risks and uncertainties addressed under "Forward-Looking Statements," the Notes to the Consolidated Financial Statements, and other information presented in or incorporated by reference into this Form 10-K. The risks contained herein, as well as other statements in this Form 10-K, may include forward-looking statements and, as such, are uncertain. Such statements are not guarantees of future performance and undue reliance should not be placed on them. The indeterminate nature of risk factors makes them subject to change, and certain risks and uncertainties could potentially cause material changes to actual results. Some of these risks may affect the entire Company, where others may only affect particular segments of the Company's business, or may have no material effect at all.

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

Operational Risks
The novel coronavirus (COVID-19) has adversely impacted, and could continue to impact the Company, including possible material adverse effects on our business, financial position, and cash flow. Further spread of COVID-19, as well as outbreaks or epidemics of other infectious diseases, may have a similar or worse impact on the Company.
Global pandemics, including the current COVID-19 pandemic and variants of COVID-19, represent significant risks to the Company, our employees, suppliers, and customers and may adversely impact the Company's operations and financial results. The COVID-19 pandemic has caused disruption in capital markets and led to a global economic slowdown. The continuing duration, severity, and scope of the COVID-19 outbreak and the actions taken to contain or treat the outbreak (including the effectiveness and availability of vaccines) remain uncertain at this time.

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
•Instability and volatility in the credit and financial markets could increase the cost of capital and/or limit its availability and adversely affect the Company's ability to borrow and its financial condition.
•Potential disruptions to our supply chain, or further government actions, including shelter-in-place orders, could impact the Company's ability to source materials, produce product, and fulfill customer orders, adversely impacting its financial condition.
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
•The Company has taken proactive steps to prevent the spread of COVID-19 amongst employees and has been effective at limiting the spread of COVID-19 amongst employees. However, further spread of the COVID-19 virus or its variants to employees, contracted either at work or from the public, could result in the Company slowing or stopping production, impacting the ability to fulfill orders, and adversely affecting the Company’s financial condition.

To the extent the COVID-19 pandemic may adversely affect our business, financial condition, and cash flows, it may also heighten many of the other risks described in the “Risk Factors” section.

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
The Company's operating results in Applied Technology, Engineered Films, and Aerostar depend upon the ability to renew the pipeline of new technologies and products, including autonomous technologies, and to bring these to market. This ability could be adversely affected by difficulties or delays in product development, such as the inability to identify viable new products, successfully complete R&D projects, obtain relevant regulatory approvals, obtain intellectual property protection, or gain market acceptance of new products and services. Because of the lengthy development process, technological challenges, and competition, there can be no assurance that any of the products the Company is currently developing, or could begin to develop in the future, will achieve commercial success. Technical advancements in products may also increase the risk of product failure, increasing product returns or warranty claims and settlements. In addition, sales of the Company's new products could replace sales of some of its current products, offsetting the benefit of a successful new product introduction.

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

Competition in agriculture markets, including the market for autonomous ag technologies, could come from the Company's current customers. If OEMs develop and integrate precision agriculture technology products themselves rather than purchasing from third parties, this would reduce demand for Applied Technology’s products.

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
The Company's consolidated net sales to locations outside of the U.S. were $45.7 million in fiscal 2021, representing approximately 13% of consolidated net sales. The Company's financial results could be affected by changes in trade, monetary and fiscal policies, laws and regulations, or other activities of U.S. and non-U.S. governments, agencies and similar organizations, along with changes in worldwide economic conditions. These conditions include, but are not limited to, changes in a country's or region's economic or political condition; trade regulations affecting production, pricing, and marketing of products; local labor conditions and regulations; reduced protection of intellectual property rights in some countries; changes in the regulatory or legal environment; restrictions on currency exchange activities; the impact of fluctuations in foreign currency exchange rates, which may affect product demand and may adversely affect the profitability of the Company's products in U.S. dollars in foreign markets where payments are made in the local currency; taxes and tariffs that may not be necessarily passed on to the customers; and other trade barriers. International risks and uncertainties also include changing social and economic conditions, terrorism, political hostilities and war, difficulty in enforcing agreements or collecting receivables, and increased transportation or other shipping costs. Any of these such risks could lead to reduced sales and reduced profitability associated with such sales.

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

Total goodwill and intangible assets accounted for $152.3 million, or approximately 37%, of the Company's total assets as of January 31, 2021. The Company evaluates goodwill and intangible assets for impairment annually, or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a significant decrease in expected cash flows or changes in market conditions may indicate potential impairment of recorded goodwill or intangible assets. These expected future cash flows are dependent on several factors, including revenue growth in certain product lines, and could be adversely impacted if anticipated revenue growth is not realized. Reductions in cash flows could result in an impairment of goodwill and/or intangible assets, which could adversely impact the Company's results of operations and financial condition.

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

Macroeconomic and Financial Risks
Weather conditions or natural disasters could affect certain Company markets, such as agriculture, construction, geomembrane installation, or the Company's primary manufacturing facilities.
The Company's Applied Technology Division is largely dependent on the ability of growers, agricultural service providers, and custom applicators to purchase agricultural equipment, including its products. If such growers, agricultural service providers, or custom applicators experience weather conditions or natural disasters resulting in unfavorable field conditions, crop prices, or farm incomes, sales in the Applied Technology Division may be adversely affected.

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

Legal, Regulatory, and Compliance Risks
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
The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving. Raven collects personally identifiable information (PII) and other data as integral parts of its business processes and activities. This data is subject to a variety of U.S. and foreign laws and regulations, including oversight by various regulatory and other governmental bodies. Many foreign countries and governmental bodies, including the European Union, Brazil, individual states within the U.S., and other relevant jurisdictions where we conduct business, have laws and regulations concerning the collection and use of PII and other data obtained from their residents or businesses operating within their jurisdictions. The European Union recently implemented the General Data Protection Regulation (GDPR), which imposes stringent data protection requirements and provides significant penalties for noncompliance. The state of California recently implemented the California Consumer Privacy Act (CCPA). Brazil implemented the Brazilian General Data Protection Law (BGPD). Any inability, or perceived inability, to adequately address privacy and data protection concerns, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations could result in additional cost and liability to the Company or the Company’s officials, inhibit sales, or result in other adverse effects on the business.

Information Technology and Cybersecurity Risks
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
The Company depends heavily on its management information systems for several aspects of its business. The Company launched a company-wide initiative during the fiscal 2018 third quarter called "Project Atlas." This is a strategic long-term investment to replace the Company’s existing ERP platform. Project Atlas is being implemented in a phased approach and is expected to take approximately four years to complete. If the new ERP system or legacy system is disrupted, in any material way, during implementation, the Company may incur additional expenses and loss of data. Additionally, if improvements or upgrades are required to meet the evolving needs of the Company's business operations, the Company may be required to incur significant capital expenditures or expenses in the pursuit of improvements or upgrades to the new system. These efforts could potentially increase the amount of time for implementation of the new ERP platform, require expenditures above the anticipated amounts, demand the use of additional resources, distract key personnel and potentially cause short-term disruptions to existing systems and business. Any of these outcomes could impair the Company’s ability to achieve critical strategic initiatives and could adversely impact sales, profitability, cash flows and financial condition. Engineered Films and Aerostar went live on the Company's new ERP platform in fiscal 2020. Applied Technology is expected to go live in fiscal year 2022.

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

The following is the approximate square footage of the Company's owned or leased facilities by segment as of January 31, 2021: Applied Technology - 207,000; Engineered Films - 875,000; Aerostar - 219,000; and Corporate - 174,000. The Company believes that its properties are suitable and adequate to meet existing production needs.

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

COMPANY STOCK PERFORMANCE

The Company's common stock is traded on the Nasdaq Global Select Market under the ticker symbol RAVN. Daily market activity along with quoted prices and other trading information are readily available for the Company's common stock on numerous websites including www.nasdaq.com. The graph and table below compares the cumulative total shareholder return of the Company's stock in relation to the cumulative total return of the Russell 2000 and S&P Small Cap 600 indices. These two indices were selected as they are comparable benchmarks and the Company is a component of each index. Investors who hypothetically purchased $100.00 of the Company's stock on January 31, 2016, held the stock for five years and reinvested the dividends, would have seen their value increase to $233.32. Stock performance on the graph is not necessarily indicative of future share price performance.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG RAVEN INDUSTRIES, INC., RUSSELL 2000 INDEX, AND THE S&P SMALL CAP 600 INDEX.

COMPARISON OF CUMULATIVE TOTAL RETURN

Raven Industries, Inc.
Russell 2000
S&P 600
$300
$250
$200
$150
$100
$50
$0
2016
2017
2018
2019
2020
2021

ASSUMES $100 INVESTED ON JAN. 31, 2016
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING JAN. 31, 2021

	For the years ended January 31,						5-Year
Company / Index	2016	2017	2018	2019	2020	2021	CAGR(a)
Raven Industries, Inc.	$100.00	$171.29	$267.80	$260.42	$224.09	$233.32	18.5%
Russell 2000 Index	100.00	133.53	156.47	150.96	164.86	214.61	16.5%
S&P Small Cap 600 Index	100.00	134.34	156.59	154.64	164.80	202.99	15.2%
(a) Compound annual growth rate (CAGR)

DIVIDENDS

On August 26, 2020, the Company announced that the Board of Directors indefinitely suspended the Company’s regular quarterly cash dividend on its common stock. The Company has reallocated this capital to supplement and accelerate investments in the Company's Strategic Platforms for Growth: Raven Autonomy™, Raven Composites™, and Raven Thunderhead. Prior to the announcement, the Company paid cash dividends to its shareholders of $0.26 per share in fiscal 2021, or approximately $9 million. The Company paid dividends to its shareholders of $0.52 per share, or approximately $19 million in fiscal 2020 and 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

As of February 18, 2021, the Company had approximately 14,300 beneficial holders, which includes a substantial amount of the Company's common stock held of record by banks, brokers, and other financial institutions.

On November 3, 2014, the Company announced that its Board of Directors ("Board") had authorized a $40.0 million stock buyback program. Since that time, the Board has provided additional authorizations to increase the total amount authorized under the program to $75.0 million. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.
The Company had no share repurchases of the Company's common stock during fiscal 2021. Pursuant to the aforementioned authorizations, the Company made purchases of 332,651 shares at an average price of $32.41, equating to a total cost of $10.8 million during fiscal year 2020. The remaining dollar value authorized for share repurchases is $17.2 million at January 31, 2021.

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
•Results of Operations - Segment Analysis
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements and Contractual Obligations
•Critical Accounting Policies and Estimates
•Accounting Pronouncements

Management's Discussion and Analysis - Fiscal 2020 compared to Fiscal 2019
The comparison of fiscal 2020 with fiscal 2019, including the results of operations and liquidity, can be found in the "Management's Discussion and Analysis" section of the Company's 2020 Form 10-K, which comparison is incorporated by reference herein.

EXECUTIVE SUMMARY
Raven is a diversified technology company providing a variety of products to customers within the industrial, agricultural, geomembrane, construction, commercial lighter-than-air, and aerospace and defense markets. The Company is comprised of three unique operating units, classified into reportable business segments: Applied Technology, Engineered Films, and Aerostar. Segment information is reported consistent with the Company's management reporting structure.

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
•On a path of continuous improvement, integrate sustainability with our operations by consistently taking actions to streamline processes, improve efficiencies, and increase value delivered to our customers.
•Value our balance sheet as a source of strength and stability.
•Corporate responsibility is a top priority.

The following discussion highlights the consolidated operating results for the years ended January 31, 2021 and 2020. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	For the years ended January 31,
(dollars in thousands, except per-share data)	2021	% change	2020
Results of Operations
Net sales	$348,359	(8.9)%	$382,530
Gross margin(a)	33.8%		32.3%
Operating income	$19,651	(50.8)%	$39,939
Operating margin(a)	5.6%		10.4%
Net income attributable to Raven Industries, Inc.	$18,876	(46.4)%	$35,196
Diluted income per share	$0.52	(46.4)%	$0.97

Cash Flow and Shareholder Returns
Cash flow from operating activities	$55,472		$54,872
Cash outflow for capital expenditures	16,147		8,560
Cash dividends	9,318		18,650
Common share repurchases	—		10,781

Performance Measures
Return on net sales(b)	5.4%		9.2%
Return on average assets(c)	4.6%		9.2%
Return on average equity(d)	5.8%		11.3%

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

Results of Operations - Fiscal 2021 compared to Fiscal 2020
The Company's net sales in fiscal 2021 were $348.4 million, a decrease of $34.1 million, or 8.9%, from the prior year's net sales of $382.5 million. Year-over-year growth in Applied Technology was more than offset by declines in Engineered Films and Aerostar. The year-over-year growth within Applied Technology was driven by increased volumes to OEMs, as the division leveraged its industry-leading technology portfolio. Engineered Films' decline in net sales was driven by weak demand as its end-markets were significantly affected by the global pandemic. The year-over-year decline in revenue for Aerostar was primarily driven by pandemic related travel restrictions enacted by the Department of Defense.

Operating income in fiscal 2021 was $19.7 million, a decrease of $20.2 million, or 50.8%, from the prior year's operating income of $39.9 million.

Fiscal 2021 operating income was reduced by the following:

•Strategic investments in Raven Autonomy™ during fiscal 2021 of $16.8 million, primarily in research and development and selling activities to advance the Company's autonomous ag solutions.
•Lower operating leverage within Engineered Films due to significantly lower sales, primarily in the geomembrane (specifically the energy sub-market) and construction markets.

Net income attributable to Raven for fiscal 2021 was $18.9 million, or $0.52 per diluted share, compared to net income of $35.2 million, or $0.97 per diluted share, in fiscal 2020. The investment in Raven Autonomy™ reduced net income attributable to Raven by $12.9 million, or $0.36 per diluted share in fiscal 2021, and $2.3 million, or $0.06 per diluted share in fiscal 2020.

Applied Technology Division
Fiscal 2021 net sales increased $16.7 million, or 12.8%, from $130.5 million in fiscal 2020 to $147.2 million in fiscal 2021. Applied Technology's increase in sales was driven by growth in the OEM channel, through leveraging its industry-leading technology portfolio and strong customer relationships. This growth was achieved despite economic challenges that included low commodity prices for much of the year and overall weak conditions within the ag industry. The growth included last-time buy activity associated with the exit of a commercial relationship initiated by the Company.

Applied Technology's operating income decreased by 13.7% to $26.5 million from $30.7 million in the prior year. Operating income was reduced by $16.6 million of strategic investment in research and development and selling activities for Raven Autonomy™.

Engineered Films Division
Fiscal 2021 net sales were $147.9 million, a decrease of $49.8 million, or 25.2%, compared to fiscal 2020. Engineered Films faced weak economic conditions across a majority of its end-markets throughout the year, resulting in a decline in net sales year-over-year. Geomembrane (including the energy sub-market) experienced the largest declines as rig counts in the Permian Basin were down 70 percent throughout a significant portion of the year. Net sales in the construction market also declined as there was reduced demand driven by a significant decline in non-residential construction starts versus the prior year. Partially offsetting these declines was the delivery of $4.8 million of film-based medical supplies associated with a FEMA contract to aid in the pandemic response.

Engineered Films' operating income decreased by 45.1% to $15.7 million from $28.7 million in the prior year. The year-over-year decline was driven by lower sales volume and the corresponding negative operating leverage.

Aerostar Division
Fiscal 2021 net sales were $53.3 million, down 2.0%, compared to $54.4 million in fiscal 2020. Declines in stratospheric platforms and radar products more than offset the increase in aerostat system deliveries during the current year, and drove the decline in sales year-over-year.

Aerostar's operating income was $4.4 million, a decrease of 48.8% year-over-year, from $8.6 million. The year-over-year decline was driven by lower margins due to increased material and overhead expenses, as well as a strategic increase in investment in the division's stratospheric systems.

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

	For the years ended January 31,
(dollars in thousands)	2021	% change	2020
Net sales	$147,198	12.8%	$130,460
Gross profit	74,370	17.4%	63,359
Gross margin	50.5%		48.6%
Operating expense	$47,902	46.5%	$32,687
Operating expense as % of sales	32.5%		25.1%
Operating income(a)	26,468	(13.7)%	30,672
Operating margin	18.0%		23.5%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

For fiscal 2021, net sales increased $16.7 million, or 12.8%, to $147.2 million as compared to $130.5 million in fiscal 2020. Operating income decreased $4.2 million, or 13.7%, to $26.5 million as compared to $30.7 million in fiscal 2020.

Fiscal 2021 results compared to fiscal 2020 results were primarily driven by the following factors:

•Market conditions. During the first three quarters of fiscal 2021, the North America ag market was negatively impacted by low commodity prices, and the ongoing pandemic drove further uncertainty in the marketplace. These factors reduced expected farm income, and OEMs responded with lower production of new machines. During the fourth quarter, improving commodity prices have provided optimism about ag market conditions, with the Company seeing an increase in demand. As commodity prices have reached levels not seen since 2014, the Company anticipates these improved conditions will lead to strong results in the first half of fiscal 2022. The Company does not specifically model comparative market share position for any of its operating divisions, but based on the sales developments in fiscal 2021, the Company believes that Applied Technology, in aggregate, has maintained its global market share position during the year.
•Sales volume and selling prices. Geographically, domestic sales were up 14.6% and international sales were up 7.1% year-over-year. Higher sales volume of both new and existing products, rather than an increase in selling price, was the primary driver of the increase in sales. Included within domestic sales totals is $17.0 million of last time buy activity to a non-strategic OEM customer. This is an increase of $9.2 million year-over-year of sales to this customer.
•International sales. Net sales outside the U.S. accounted for 22.8% of segment sales in fiscal 2021 compared to 24.0% in fiscal 2020. International sales of $33.6 million in fiscal 2021 increased $2.2 million, or 7.1%, compared to fiscal 2020. Sales to Australia and Europe, up approximately 61% and 14%, respectively, led the increase in international sales year-over-year. The year-over-year increases were partially offset by a decrease in sales to Latin America.
•Gross margin. Gross margin increased from 48.6% in fiscal 2020 to 50.5% in fiscal 2021. The year-over-year increase in profitability was driven by positive operating leverage from higher sales volume and favorable product mix.
•Operating expenses. Fiscal 2021 operating expenses were 32.5% of net sales compared to 25.1% for the prior year. The increase in operating expenses as a percentage of sales was driven by $16.6 million of Raven AutonomyTM related expenses in fiscal 2021 compared to $2.8 million in fiscal 2020. These expenses primarily consisted of investment in research and development and selling activities to drive the commercialization of autonomous ag solutions.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	For the years ended January 31,
(dollars in thousands)	2021	% change	2020
Net sales	$147,921	(25.2)%	$197,719
Gross profit	25,687	(32.7)%	38,166
Gross margin	17.4%		19.3%
Operating expenses	$9,944	5.0%	$9,471
Operating expenses as % of sales	6.7%		4.8%
Operating income(a)	$15,743	(45.1)%	$28,695
Operating margin	10.6%		14.5%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

For fiscal 2021, net sales decreased $49.8 million, or 25.2%, to $147.9 million as compared to fiscal 2020. Operating income was $15.7 million, down 45.1% for fiscal 2021 as compared to $28.7 million for fiscal 2020.

Fiscal 2021 results compared to fiscal 2020 results were primarily driven by the following factors:

•Market conditions. In fiscal 2021, the ongoing pandemic and resulting economic slowdown significantly impacted demand in the division's end-markets, with the geomembrane (including the energy sub-market) and construction markets, most significantly impacted. Rig counts within the Permian Basin were down over 70 percent year-over-year for most of fiscal 2021 before beginning to recover during the fourth quarter. In addition, delays in large-scale projects due to the pandemic has led to declines in demand within the construction and installation markets. During fiscal year 2022, the Company expects demand to continue to improve in the aforementioned markets that were significantly impacted by the economic slowdown. The Company does not model comparative market share position for any of its operating divisions, but based on the sales developments in fiscal 2021, the Company believes that Engineered Films, in aggregate, has maintained its market share in its core business.

•Sales volume and selling prices. Sales to geomembrane (including the energy sub-market) and construction markets were down significantly year-over-year. This decline in sales was driven by decreases in rig counts within the Permian Basin, as well as delays in large-scale projects, reducing sales volumes within the geomembrane, construction and installation markets during fiscal 2021. Sales volume, measured in pounds sold, decreased approximately 19% year-over-year for the twelve-month period ended January 31, 2021. The decline in demand in certain end-markets, as well as unfavorable product mix, caused selling prices to decline in fiscal 2021 compared to the prior year.
•Gross margin. Fiscal 2021 gross margin was 17.4%, 1.9 percentage points lower than the prior fiscal year. The decrease in gross margin percentage was led by lower operating leverage due to the reduction in sales volume.
•Operating expenses. Fiscal 2021 operating expenses, as a percentage of net sales, increased to 6.7%, from 4.8% in the prior year. Despite ongoing efforts to reduce costs due to the uncertainty of the pandemic, lower sales and focused research and development expenditures to improve quality and production efficiencies to support Raven Composites™ drove the increase in operating expenses as a percentage of net sales. In addition, the division increased its allowance for uncollectible accounts, contributing to the increase in operating expenses.

Aerostar
Aerostar serves the aerospace and defense and commercial lighter-than-air markets. Aerostar's core products include high-altitude stratospheric platforms, technical services, and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	For the years ended January 31,
(dollars in thousands)	2021	% change	2020
Net sales	$53,343	(2.0)%	$54,443
Gross profit	17,673	(20.5)%	22,222
Gross margin	33.1%		40.8%
Operating expenses	$13,274	(2.6)%	$13,625
Operating expenses as % of sales	24.9%		25.0%
Operating income(a)	$4,399	(48.8)%	$8,597
Operating margin	8.2%		15.8%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

Net sales for fiscal 2021 decreased 2.0% to $53.3 million from last year’s net sales of $54.4 million. Operating income decreased $4.2 million to $4.4 million in fiscal 2021 compared to $8.6 million in fiscal 2020.

Fiscal 2021 results compared to fiscal 2020 results were primarily driven by the following factors:

•Market conditions. Aerostar's markets are subject to significant fluctuation in demand due to the timing of contract awards and unpredictability surrounding government spending. While it is particularly challenging to measure market share information for the Aerostar division and the Company does not model comparative market share position for any of its operating divisions, the Company believes that Aerostar has maintained its market share during fiscal 2021.
•Sales volume. The decrease in net sales was driven by sales declines in stratospheric platforms and radar products. Radar products were impacted by a reduction in the scope of the products and services related to the five-year $36 million radar systems contract awarded in fiscal 2019. Partially offsetting these declines were an increase in deliveries on the aerostat contract awarded in fiscal 2020.
•Gross margin. For fiscal 2021, gross margin decreased 7.7 percentage points compared to the prior fiscal year. The decrease in gross margin was driven predominately by an unfavorable sales mix and higher materials and overhead expenses, as well as $0.5 million of inventory write downs for radar products.
•Operating expenses. Operating expenses as a percentage of net sales decreased 0.1 percentage points compared to the prior year. Fiscal 2021 operating expenses were $13.3 million, or 24.9% of net sales, compared to operating expenses of $13.6 million, or 25.0% of net sales in fiscal 2020. The division's research and development expenses increased as it continues investing in stratospheric systems that are expected to drive long-term growth. This increase was more than offset by a reduction in selling expenditures associated with lower sales volume.

Corporate Expenses (administrative expenses; other income (expense), net; and effective tax rate)

	For the years ended January 31,
(dollars in thousands)	2021	2020
Administrative expenses	$27,031	$28,025
Administrative expenses as a % of sales	7.8%	7.3%
Other income (expense), net	$(476)	$95
Effective tax rate	2.1%	13.5%

Administrative expenses decreased $1.0 million in fiscal 2021 compared to fiscal 2020. Increased focus on reducing expenditures in response to the pandemic drove down costs, including lower travel expenses due to company-wide travel restrictions and lower consulting and professional services. Lower administrative expenses were also attributable to a reduction of Project Atlas expenditures of $0.6 million year-over-year. Project Atlas related expenses were $2.1 million and $2.7 million in fiscal 2021 and fiscal 2020, respectively.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income, foreign currency transaction gains or losses, amortization of debt issuance costs, and other fees related to the Company's credit facility further described in Note 11 "Debt" of the Notes to the Consolidated Financial Statements. There were no significant items in other income (expense), net for fiscal 2021 or fiscal 2020.

The Company's fiscal 2021 effective tax rate was 2.1% compared to 13.5% in the prior year. The decrease in the effective tax rate for fiscal 2021 was driven primarily by the decrease in current year profitability that resulted in a higher R&D tax credit as a percentage of pre-tax income. For further information regarding the change in effective tax rates, refer to Note 10 "Income Taxes" of the Notes to the Consolidated Financial Statements.

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

In addition, the Company has a $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. If executed, this allows the Company’s total borrowing capacity to reach $200 million. This credit facility has a maturity date of September 20, 2022.

The Company’s cash balances and cash flows were as follows:

	For the years ended January 31,
(dollars in thousands)	2021	2020
Cash and cash equivalents	$32,938	$20,707

	For the years ended January 31,
(dollars in thousands)	2021	2020
Cash provided by operating activities	$55,472	$54,872
Cash used in investing activities	(15,913)	(58,609)
Cash used in financing activities	(27,131)	(40,887)
Effect of exchange rate changes on cash and cash equivalents	(197)	(456)
Net increase (decrease) in cash and cash equivalents	$12,231	$(45,080)

Cash and cash equivalents totaled $32.9 million at January 31, 2021, compared to $20.7 million at January 31, 2020, an increase of $12.2 million. The sequential increase in cash was driven by an increased focus on lowering net working capital during the pandemic, as well as the Company's decision to indefinitely suspend the quarterly cash dividend on its common stock.

At January 31, 2021, the Company held cash and cash equivalents of $2.2 million in accounts outside the United States. These balances included undistributed earnings of foreign subsidiaries. As of January 31, 2021, the Company has no deferred tax liability recognized relating to the Company’s investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Cuts and Jobs Act (TCJA) generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries, and as a result, the accumulated undistributed earnings would only be subject to other taxes, such as withholding taxes and state income taxes, on distribution of such earnings. No additional withholding or income taxes has been provided for any remaining undistributed foreign earnings not subject to the one-time deemed repatriation tax, as it is the Company’s intention for these amounts to continue to be indefinitely reinvested in foreign operations. The Company’s liquidity is not materially impacted by the amount held in accounts outside of the United States as the Company's operating cash flows are primarily driven by U.S. sources.

Operating Activities
Operating cash flows result primarily from cash received from customers, which is offset by cash payments for inventories, services, and employee compensation. Cash provided by operating activities was $55.5 million in fiscal 2021 and $54.9 million in fiscal 2020. The $0.6 million increase in operating cash flows in fiscal 2021 as compared to fiscal 2020 is primarily due to an increased focus on lower net working capital during the pandemic.

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

	For the years ended January 31,
(dollars in thousands)	2021	2020
Accounts receivable, net	$48,669	$62,552
Plus: Inventories, net	52,703	53,899
Less: Accounts payable	18,639	14,893
Net working capital(a)	$82,733	$101,558

Annualized net sales(b)	$320,308	$343,044
Net working capital percentage(c)	25.8%	29.6%
(a) Net working capital is defined as accounts receivable, net plus inventories, net less accounts payable.
(b) Annualized net sales is defined as fourth quarter net sales during the applicable fiscal year multiplied by four.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.
Net working capital percentage improved from 29.6% at January 31, 2020, to 25.8% at January 31, 2021. The Company's continued focus on maintaining lower net working capital during the pandemic drove the year-over-year change. The Company lowered inventory levels at Engineered Films to align with expected sales, while the increase in accounts payable was due to timing of purchases and the optimization of payment terms, including forgoing early-payment discounts during most of fiscal year 2021. The decrease in accounts receivable was driven by a combination of the timing and fulfillment of sales orders during the fourth quarter and lower sales volume year-over-year.

Inventory levels were down $1.2 million, or 2.2% from $53.9 million at January 31, 2020, to $52.7 million at January 31, 2021. In comparison, net sales decreased $5.7 million or 6.6% year-over-year in the fourth quarter. The decrease in inventory was primarily driven by the Engineered Films division improving operational efficiency and aligning inventory levels with corresponding expected sales.

Accounts receivable levels decreased $13.9 million, or 22.2% from $62.6 million at January 31, 2020, to $48.7 million at January 31, 2021. In comparison, net sales decreased $5.7 million or 6.6% year-over-year in the fourth quarter. The decrease in accounts receivable was driven by a combination of the timing and fulfillment of sales orders during the fourth quarter and lower sales volume year-over-year. In addition, a decrease in unbilled receivables for Aerostar due to timing of billings and fulfillment of certain service contracts contributed to the decrease.

Accounts payable increased $3.7 million, or 25.2% to $18.6 million at January 31, 2021, from $14.9 million at January 31, 2020. The timing of purchases and related payments in the fourth quarter of fiscal 2021 compared to the fourth quarter of fiscal 2020, as well as forgoing early-payment discounts for most of fiscal year 2021, led to an increase in the accounts payable balance year-over-year.

Investing Activities
Cash used in investing activities totaled $15.9 million in fiscal 2021 and $58.6 million in fiscal 2020. Capital expenditures totaled $16.1 million in fiscal 2021 compared to $8.6 million in fiscal 2020. The primary drivers of the decrease in cash outflows in fiscal 2021 were the acquisitions of Smart Ag and DOT in the prior fiscal year. There were no business acquisitions in fiscal 2021.

Management anticipates capital spending of approximately $18.0 million in fiscal 2022 primarily for facility expansion and capital investments in Engineered Films and Applied Technology to support the growth of Raven Composites™ and Raven Autonomy™.

Financing Activities
Financing activities consumed cash of $27.1 million in fiscal 2021 compared with $40.9 million in fiscal 2020. The decrease in financing cash outflows was driven by the suspension of the dividend during the current year and share repurchases in the prior year. The payment of $17.9 million in fiscal 2021 related to the redemption of the noncontrolling interest in DOT, partially offset the aforementioned changes.

Dividends paid were $9.3 million and $18.7 million in fiscal years 2021 and 2020, respectively. On August 26, 2020, the Company announced that the Board of Directors indefinitely suspended the Company’s regular quarterly cash dividend on its common stock. The Company intends to reallocate this capital to supplement and accelerate investments in the Company's Strategic Platforms for Growth; Raven Autonomy™ and Raven Composites™. Dividends per share were $0.26 and $0.52 in fiscal years 2021 and 2020, respectively.

In fiscal 2016, the Company began to repurchase common shares as part of the $40.0 million share repurchase plan authorized by the Company’s Board of Directors. Since that time, the Board has provided additional authorizations bringing the total amount authorized under the plan to $75.0 million at January 31, 2021. The Company made no share repurchases in fiscal 2021, however share repurchases totaling $10.8 million were made in fiscal 2020. Approximately $17.2 million of the total authorization remains available for share repurchases under this plan as of January 31, 2021.

Other Liquidity and Capital Resources
In fiscal 2020, the Company replaced its previous credit facility with a three-year $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. This Credit Agreement is more fully described in Note 11 "Debt" of the Notes to the Consolidated Financial Statements. There were no borrowings outstanding at fiscal year-end for any of the periods covered by this Form 10-K. Availability under the Credit Agreement for borrowings as of January 31, 2021, was $100 million.

Letters of credit (LOC) totaling $0.1 million and $0.1 million were outstanding at January 31, 2021 and 2020. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

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

The Company launched a company-wide initiative during the third quarter of fiscal 2018 called Project Atlas. This is a strategic and long-term investment to replace the Company’s existing ERP platform. This investment will drive efficiencies across the enterprise, enable faster integration of future acquisitions, automate a significant portion of internal controls, and enhance the Company's execution of its long-term growth strategy. Engineered Films and Aerostar went live on the Company's new ERP platform in fiscal 2020. Applied Technology is expected to go live in fiscal year 2022. The total project is expected to cost approximately $12 million. The Company recognized $2.1 million and $2.7 million in fiscal years 2021 and 2020, respectively, of expenses for Project Atlas. Project Atlas spending is expected to be approximately $2.0 million in fiscal year 2022.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

As of January 31, 2021, the Company is obligated to make cash payments in connection with its non-cancelable operating leases for facilities and equipment, financing lease obligations and unconditional purchase obligations, primarily for raw materials. Additionally, the Company's known off-balance sheet debt and other unrecorded obligations at January 31, 2021, are listed in the table below.

(dollars in thousands)	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long term notes and credit facility	$2,124	$85	$2,039	$—	$—
Financing lease obligations	774	377	374	23	—
Operating leases	7,703	2,308	2,844	2,115	436
Unconditional purchase obligations	39,519	39,519	—	—	—
Postretirement benefits	15,486	369	756	762	13,599
Acquisition-related contingent payments	2,000	2,000	—	—	—
Contractual Gift Agreement	2,140	715	1,425	—	—
Redeemable noncontrolling interest	5,333	5,333	—	—	—
Uncertain tax positions	2,692	—	—	—	—
	$77,771	$50,706	$7,438	$2,900	$14,035
Long-term notes and credit facility
The Company entered into a credit facility on September 20, 2019, with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100 million with a maturity date of September 20, 2022. Loan proceeds may be utilized by Raven for strategic business purposes, such as business acquisitions, and for net working capital needs.

The Company is party to a financial assistance agreement (Agreement) between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5.0 million in Canadian currency, approximately $4.0 million in US dollars, over a three year period for costs incurred to develop a cloud-based distribution and service channel for a particular DOT product being developed. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments commencing April 1, 2023, plus interest based on an average bank rate plus three percent, accruing from the payment commencement date. As of January 31, 2021, the Company had received $2.0 million in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long term debt" on the Consolidated Balance Sheets.

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

Postretirement benefit obligation
The Company previously provided postretirement medical and other benefits to certain senior executive officers and senior managers. At January 31, 2021, sixteen participants remained eligible to receive postretirement medical and other benefits for their lifetimes. Postretirement benefit amounts presented in the table above represent expected payments on the accumulated postretirement benefit obligation before it is discounted. This benefit obligation is unfunded and is further described in Note 8 "Employee Postretirement Benefits" of the Notes to the Consolidated Financial Statements.

Acquisition-related obligations
The Company has a future obligation for earn-out payments associated with the acquisition of AgSync, completed in fiscal 2019. The total liability recorded on the Consolidated Balance Sheets as of January 31, 2021, related to this future obligation was $2.0 million. The liability recorded represents the present value of earn-out payments classified as consideration at the acquisition date.

Contractual gift agreement
The Company has future obligations related to a gift agreement with the South Dakota State University (SDSU) Foundation, Inc. (the Foundation) effective in January 2018. This gift will be used by SDSU, located in Brookings, SD, for the establishment of a precision agriculture facility to support SDSU's Precision Agriculture degrees and curriculum. This facility will assist the Company in further collaboration with faculty, staff, and students on emerging technology in support of the growing need for precision agriculture practices and tools. The Company will make a $5.0 million gift to the Foundation in annual installments throughout the term of the agreement. The liability recorded for this contingency at January 31, 2021, was $2.0 million (measured based on the present value of the expected future cash outflows).

Redeemable noncontrolling interest
Related to the Company’s majority ownership in DOT, the Company had call rights to purchase shares held by the noncontrolling interest shareholders at a price defined in the purchase agreement. The noncontrolling interest shareholders also had put rights allowing them to sell their minority interest back to the Company at a price derived from a specific formula. Due to the redemption features in these put rights, the minority interest shareholders’ value of shares owned was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets at January 31, 2020. During the first quarter of fiscal 2021, the Company was required to redeem the remaining noncontrolling interest in DOT after the minority interest shareholders exercised their put options. The Company closed on the transaction to purchase the shares of the largest minority shareholder for $17.9 million in the second quarter of fiscal 2021, giving the Company full voting control of DOT. The remaining redeemable amount, as well as the liability for the noncontrolling interest redeemed in the prior fiscal year, totaling approximately $5.3 million, is payable in November 2021 and these expected payments are reflected in the table above.

Uncertain tax positions
Raven reported a total liability for uncertain tax positions of $2.7 million at January 31, 2021. The Company is not able to reasonably estimate the timing of future payments relating to these non-current tax benefits. This obligation is retired when the uncertain tax position is settled or the applicable tax year is no longer subject to examination by the tax authorities.

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

Goodwill
The Company recognizes goodwill as the excess cost of an acquired business over the net amount assigned to assets acquired and liabilities assumed. Goodwill for each reporting unit is assessed for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. The Company performs impairment reviews of goodwill by reporting unit. At the November 30th annual measurement date for fiscal 2021, the Company identified four reporting units: Engineered Films, Applied Technology (excluding Autonomy), Autonomy, and Aerostar.

The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

If the Company performs a quantitative assessment, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires the Company to make significant estimates and assumptions regarding future revenues and expenses, projected capital expenditures, changes in net working capital, and the appropriate discount rate. In developing the discounted cash flow analysis, assumptions regarding revenue growth rates, operating profit margin percentages, capital expenditures, and changes in net working capital reference both the Company's annual operating plan (budget) and long-term strategic plan for each of the Company’s reporting units. These are updated to reflect the best available information at that time and as appropriate reflect market participant assumptions, if such amounts might differ from the Company-specific assumptions, for each of the Company’s reporting units. Discount rate assumptions for each reporting unit include the Company's estimated weighted average cost of capital, derived using both known and estimated customary market metrics, and management’s assessment of risks inherent to the future cash flows of the respective reporting unit. Use of the market approach includes evaluating comparable publicly-traded companies that are similar in size and industry. Revenue and EBITDA (earnings before interest, tax, depreciation and amortization) multiples for each reporting unit were reviewed to ascertain the reasonableness of the reporting unit fair values. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

For the fiscal 2021 annual assessment, the Company elected to bypass the qualitative assessment and performed a quantitative assessment for each of the four reporting units. The Company's decision was driven by the time lapse since the last quantitative analysis and market conditions during the fiscal year. The fiscal year 2021 annual impairment test determined the estimated fair value exceeded the carrying value in each of our reporting units, therefore, no impairment charge was required.

For the Company's Engineered Films, Applied Technology (excluding Autonomy), and Aerostar reporting units, the fair value of the reporting unit was substantially in excess of the carrying value and not at risk of failing the quantitative analysis. Within the Autonomy reporting unit, the fair value of the reporting unit exceeded the carrying value of the assets by more than 20%. The fair value increase since the prior fiscal year acquisition is largely attributed to the significant investment in research and development activities to advance the autonomous technology, developed synergy between the Smart Ag and DOT acquisitions, and growing interest in the autonomous market. In determining the estimated fair value, the Company estimated a number of significant factors, including projected revenues growth rates, projected operating income results, terminal growth rates, and the discount rate. The Company made reasonable estimates and assumptions based on facts and circumstances available as of the measurement date. However, if actual results are not consistent with the estimates and assumptions used in the calculations, we may be exposed to future impairment losses that could be material. Events and conditions that could negatively impact the estimated fair value include increases in the Company's weighted average cost of capital, further delays in the commercialization of autonomous products, inability to realize the anticipated revenue growth opportunities, and a decrease in projected profitability. Goodwill associated with the Autonomy reporting unit was $56.6 million as of January 31, 2021.

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

Definite-lived Intangible Assets
The Company amortizes definite-lived assets over their estimated useful lives. Identifiable definite-lived intangible assets are being amortized over the period of estimated benefit using the straight-line method and the undiscounted cash flows method.

Estimated useful lives range from three to twenty years. The Company evaluates definite-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted cash flows resulting from the use of the asset and its eventual disposition. The Company's estimates of future cash flows attributable to its assets require significant judgment based on the Company's historical and anticipated results. The Company considers various factors that could trigger an impairment review. These factors include the Company's business strategy, negative industry or economic trends, loss of customers, and changes in the manner of how the Company uses its acquired assets.

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

Indefinite-lived Intangible Assets
Indefinite-lived intangible assets relate to acquired in-process R&D (IPR&D) and are capitalized and subject to annual impairment testing. As of January 31, 2021, the Company had in-process research and development recorded for $31.6 million. Upon successful completion of each project, the Company makes a separate determination of useful lives of the acquired indefinite-lived intangible assets and the related amortization is recorded as an expense over the estimated useful lives of the specific projects. Indefinite-lived intangible assets are subject to an annual assessment for impairment using a fair-value based test and between annual tests whenever a triggering event indicates there may be an impairment.

The Company uses a discounted future cash flow method (quantitative analysis) to estimate the fair value of indefinite-lived intangible assets, which is based on expected future cash flows attributable to the respective assets. Significant estimates and assumptions are inherent in the valuation of intangible assets. The valuation of intangibles takes into consideration other marketplace participants, and includes the amount and timing of future cash flows (including expected growth rates, discount rates, and profitability) and product obsolescence factors. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. Accordingly, the Company typically engages third-party valuation specialists, who work under the direction of management, to assist in valuing intangible assets acquired.

For the fiscal 2021 annual assessment, the Company's quantitative assessment indicated no impairment, with the fair value of the indefinite-lived assets exceeding the carrying value of the assets. Management's assessment assumes that the Company will commercialize autonomous products during fiscal 2022.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions when made, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. These risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in raw material availability, commodity prices, competition, technology or relationships with the Company's largest customers, risks and uncertainties relating to the impact of the COVID-19 pandemic, development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and net working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, risks of litigation, as well as other risks described in Item 1A "Risk Factors" of this Annual Report on Form 10-K. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash and cash equivalents. The Company's outstanding debt as of January 31, 2021, relates to a long-term note, that bears no interest until April 2023, with an outstanding balance of $2.0 million and $0.8 million of financing lease obligations. The Company does not expect net income or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $2.1 million and $5.3 million at January 31, 2021 and 2020, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Management has assessed effectiveness of the Company's internal control over financial reporting as of January 31, 2021. In making its assessment of effectiveness of internal control over financial reporting, management used the criteria described by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment using those criteria, we concluded that, as of January 31, 2021, the Company's internal control over financial reporting was effective at a reasonable assurance level.

The effectiveness of our internal control over financial reporting as of January 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears on the next page.

/s/ DANIEL A. RYKHUS	/s/ TAIMUR SHARIH
Daniel A. Rykhus	Taimur Sharih
President and Chief Executive Officer	Vice President and Chief Financial Officer

March 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Raven Industries, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Raven Industries, Inc. and subsidiaries (the "Company") as of January 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended January 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2021, in conformity accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill and Intangible Assets – Autonomy Reporting Unit and In-Process Research and Development— Refer to Notes 1 and 7 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The goodwill balance is $107.7 million as of January 31, 2021, of which $56.6 million is allocated to the Autonomy reporting unit. The Company determines the fair value of its Autonomy reporting unit at least annually using a discounted cash flow analysis. The Company has indefinite-lived in-process research and development (“IPR&D”) assets that are associated with the Autonomy reporting unit as well. As of January 31, 2021, the carrying value of the IPR&D assets is $31.6 million. Management estimates the fair value of IPR&D at least annually using an excess earnings method, which is a specific discounted cash flow method. The determination of the fair values using the discounted cash flow methods requires management to make significant estimates and assumptions related to projected revenue growth rates, projected operating profit margins, and the applicable discount rates. The Company has not yet commercialized the autonomous products that will drive the future revenues for the Autonomy reporting unit and associated IPR&D assets.

The fair value of the Autonomy reporting unit and IPR&D intangible assets exceeded the carrying value as of the measurement date and, therefore, no impairment was recognized. Changes in these assumptions could have a significant impact on both the fair values and the amount of any impairment charges.

Given the significant judgments made by management to estimate the fair values of the Autonomy reporting unit and the IPR&D, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of applicable discount rates, and projections of revenue growth rates and operating profit margins, specifically considering the autonomous products are not yet commercialized, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the projected revenue growth rates, projected operating profit margins, and the selection of discount rates used by management to estimate the fair value of the Autonomy reporting unit and the IPR&D included the following, among others:
•We tested the effectiveness of controls over management’s goodwill and IPR&D impairment evaluation, including those over the determination of the fair value of the Autonomy reporting unit and the IPR&D assets, such as controls related to management’s selection of the discount rates and projections of revenue growth rates and operating profit margins.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•Due to the lack of historical experience available for the autonomous products, we evaluated the reasonableness of management’s projected revenue growth rates and operating profit margins by comparing the forecasts to (1) internal communications to management and the Board of Directors, (2) external communications made by management to analysts, investors and potential customers, (3) management’s estimates of market demand, including consideration of external market sources, (4) forecasted information included in analyst and industry reports for the Company and certain of its peer companies, and (5) the historical operating results of the Company’s existing products.
•We performed inquiries of the R&D personnel that oversee the ongoing IPR&D projects to assess whether there were any indicators that may suggest the IPR&D assets may be impaired.
•We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Autonomy reporting unit and IPR&D assets that would result from changes in the assumptions.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 24, 2021

We have served as the Company's auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Raven Industries, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Raven Industries, Inc. and subsidiaries (the “Company”) as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2021, of the Company and our report dated March 24, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 24, 2021

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars and shares in thousands)

	As of January 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$32,938	$20,707
Accounts receivable, net	48,669	62,552
Inventories, net	52,703	53,899
Other current assets	5,776	5,436
Total current assets	140,086	142,594

Property, plant and equipment, net	106,007	100,850
Goodwill	107,677	106,509
Intangible assets, net	44,585	46,217
Other assets	11,016	7,087
TOTAL ASSETS	$409,371	$403,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,639	$14,893
Accrued liabilities	30,401	20,743
Other current liabilities	2,998	2,287
Total current liabilities	52,038	37,923

Long-term debt	1,981	225
Other liabilities	23,997	29,161
Total liabilities	78,016	67,309

Commitments and contingencies (see Note 13)
Redeemable noncontrolling interest	—	21,302

Raven Industries, Inc. shareholders' equity
Common stock, $1.00 par value, authorized shares 100,000; issued 67,533 and 67,436 respectively	67,533	67,436
Additional paid-in capital	66,670	61,508
Retained earnings	311,676	302,300
Accumulated other comprehensive loss	(3,341)	(5,415)
Less treasury stock at cost, 31,665 and 31,665 shares, respectively	(111,183)	(111,183)
Total shareholders' equity	331,355	314,646
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$409,371	$403,257

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Dollars in thousands, except per-share amounts)

	For the years ended January 31,
	2021	2020	2019
Net sales	$348,359	$382,530	$406,668
Cost of sales	230,557	258,783	274,119
Gross profit	117,802	123,747	132,549

Research and development expenses	43,094	31,558	26,174
Selling, general and administrative expenses	55,057	52,250	51,242
Operating income	19,651	39,939	55,133

Other income (expense), net	(476)	95	6,437
Income before income taxes	19,175	40,034	61,570

Income tax expense	397	5,421	9,697
Net income	18,778	34,613	51,873

Net income (loss) attributable to the noncontrolling and redeemable noncontrolling interest	(98)	(583)	79

Net income attributable to Raven Industries, Inc.	$18,876	$35,196	$51,794

Net income per common share:
Basic	$0.52	$0.98	$1.44
Diluted	$0.52	$0.97	$1.42

Comprehensive income:
Net income	$18,778	$34,613	$51,873

Other comprehensive income (loss):
Foreign currency translation	2,299	(994)	(1,045)
Postretirement benefits, net of income tax (expense) benefit of $65, $251, and $(99), respectively	(225)	(865)	342
Other comprehensive income (loss), net of tax	2,074	(1,859)	(703)

Comprehensive income	20,852	32,754	51,170

Comprehensive income (loss) attributable to noncontrolling and redeemable noncontrolling interest	(98)	(583)	79
Comprehensive income attributable to Raven Industries, Inc.	$20,950	$33,337	$51,091

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars and shares in thousands, except per-share amounts)

	$1 Par Common Stock	Additional Paid-in Capital	Treasury Stock At Cost	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Raven Industries, Inc. Equity	Non-controlling Interest	Total Equity	Redeem-able Non-controlling Interest

Balance January 31, 2018	$67,124	$59,143	$(100,402)	$252,772	$(2,573)	$276,064	$2	$276,066	$—
Net income	—	—	—	51,794	—	51,794	79	51,873	—
Other comprehensive (loss), net of income tax	—	—	—	—	(703)	(703)	—	(703)	—
Reclassification due to ASU 2018-02 adoption	—	—	—	280	(280)	—	—	—	—
Cash dividends ($0.52 per share)	—	203	—	(18,877)	—	(18,674)	—	(18,674)	—
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	(79)	(79)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	113	(2,750)	—	—	—	(2,637)	—	(2,637)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	52	(892)	—	—	—	(840)	—	(840)	—
Share-based compensation	—	3,951	—	—	—	3,951	—	3,951	—
Balance January 31, 2019	67,289	59,655	(100,402)	285,969	(3,556)	308,955	2	308,957	—
Net income (loss)	—	—	—	35,196	—	35,196	(1)	35,195	(582)
Other comprehensive (loss), net of income tax	—	—	—	—	(1,859)	(1,859)	—	(1,859)	—
Business acquisition of less than wholly-owned subsidiary (See Note 6)	—	—	—	—	—	—	—	—	24,315
Redemption of noncontrolling interest	—	199	—	—	—	199	—	199	(2,431)
Cash dividends ($0.52 per share)	—	216	—	(18,865)	—	(18,649)	—	(18,649)	—
Dividends of less than wholly-owned subsidiary paid to noncontrolling interest	—	—	—	—	—	—	(1)	(1)	—
Shares issued on stock options exercised, net of of shares withheld for employee taxes	41	(1,069)	—	—	—	(1,028)	—	(1,028)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	106	(2,464)	—	—	—	(2,358)	—	(2,358)
Shares repurchased	—	—	(10,781)	—	—	(10,781)	—	(10,781)	—
Share-based compensation	—	4,971	—	—	—	4,971	—	4,971	—
Balance January 31, 2020	67,436	61,508	(111,183)	302,300	(5,415)	314,646	—	314,646	21,302
Net income (loss)	—	—	—	18,876	—	18,876	—	18,876	(98)
Other comprehensive income, net of income tax	—	—	—	—	2,074	2,074	—	2,074	—
Redemption of noncontrolling interest	—	215	—	—	—	215	—	215	(21,204)
Cash dividends ($0.26 per share)	—	182	—	(9,500)	—	(9,318)	—	(9,318)	—
Director shares issued	9	(9)	—	—	—	—	—	—	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	26	(431)	—	—	—	(405)	—	(405)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	62	(861)	—	—	—	(799)	—	(799)	—
Share-based compensation	—	6,066	—	—	—	6,066	—	6,066	—
Balance January 31, 2021	$67,533	$66,670	$(111,183)	$311,676	$(3,341)	$331,355	$—	$331,355	$—

The accompanying notes are an integral part of the consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the years ended January 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$18,778	$34,613	$51,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,893	13,770	13,296
Amortization of intangible assets	2,528	2,471	1,827
Change in fair value of acquisition-related contingent consideration	(437)	412	708
Gain from sale of equity method investments	—	—	(5,785)
Deferred income taxes	(4,320)	1,506	953
Share-based compensation expense	6,066	4,971	3,951
Other operating activities, net	(295)	(335)	(2,424)
Change in operating assets and liabilities	18,259	(2,536)	1,553
Net cash provided by operating activities	55,472	54,872	65,952

INVESTING ACTIVITIES:
Capital expenditures	(16,147)	(8,560)	(14,127)
Payments related to business acquisitions, net of cash acquired	—	(53,317)	(7,671)
Proceeds from sale or maturities of investments	587	1,170	7,334
Purchases of investments	(289)	(1,118)	(745)
Proceeds from sale of assets	251	3,459	832
Other investing activities, net	(315)	(243)	(2,067)
Net cash used in investing activities	(15,913)	(58,609)	(16,444)

FINANCING ACTIVITIES:
Dividends paid	(9,318)	(18,650)	(18,753)
Payments for common shares repurchased	—	(10,781)	—
Proceeds from debt	51,685	33,593	—
Repayments of debt	(50,000)	(39,762)	—
Payments for redeemable noncontrolling interest	(17,853)	—	—
Payment of acquisition-related contingent liabilities	—	(1,306)	(1,324)
Restricted stock units vested and issued, net of taxes	(799)	(2,358)	(840)
Employee stock option exercises net of tax benefit	(405)	(1,028)	(2,637)
Other financing activities, net	(441)	(595)	(201)
Net cash used in financing activities	(27,131)	(40,887)	(23,755)
Effect of exchange rate changes on cash	(197)	(456)	(501)
Net increase (decrease) in cash and cash equivalents	12,231	(45,080)	25,252
Cash and cash equivalents at beginning of year	20,707	65,787	40,535
Cash and cash equivalents at end of year	$32,938	$20,707	$65,787

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

Risks and Uncertainties
In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of the Company's business. The broader implications of the COVID-19 pandemic on the Company's financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, and the availability, distribution, and effectiveness of vaccines to address the COVID-19 virus. The impact on the Company's customers and suppliers and the range of governmental and community reactions to the pandemic are uncertain. The Company may continue to experience reduced customer demand or constrained supply that could materially adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Business Combinations
The Company accounts for the acquisition of a business using the acquisition method of accounting. Assets acquired and liabilities assumed, including amounts attributed to noncontrolling interest, are recorded at their fair values upon acquisition. Assigning fair values requires the Company to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, deferred tax asset valuation allowances, and liabilities, such as uncertain tax positions and contingencies. Independent valuation specialists are used to assist in determining certain fair value calculations. The Company may refine these estimates, if necessary, during the measurement period by taking into consideration new information that, if known at the acquisition date, would have affected the fair values ascribed to the assets acquired and liabilities assumed.

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

(Dollars in thousands, except per-share amounts)
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

The Company acquired a majority ownership in DOT in the fiscal year 2020 fourth quarter. Due to the redemption features provided to the minority shareholders in the acquisition, the 36% remaining noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020. At January 31, 2020, redeemable noncontrolling interests were reported at their carrying value of $21,302 versus the redemption value, as the carrying value was greater than the estimated redemption value. During the second quarter of fiscal year 2021, the Company closed on the transaction to purchase the shares of the largest minority interest shareholder for $17,853 giving the Company full voting control of DOT. The majority ownership in DOT and redeemable noncontrolling interest is further described in Note 6 "Acquisitions and Investments in Businesses and Technologies," and aligns under the Applied Technology segment.

Prior to acquiring the noncontrolling interest in AIS and DOT, the accounts of AIS and DOT were consolidated with the accounts of the Company and a noncontrolling interest was recorded for the noncontrolling investor's interests in the net assets and operations of the business venture.

Related Party Transactions
Following the acquisition of DOT, the Company sold products to, paid rent to, and purchased services for manufacturing, research and development (R&D), selling, and administration from a business owned by the largest minority interest shareholder of DOT. All of the shares formerly held by this minority interest shareholder were acquired in the second quarter of fiscal year 2021 and are owned by Raven; therefore, no transactions with this previous shareholder after July 31, 2020 are considered related party transactions. The total of the related party transactions was $1,954 for the six-month period ended July 31, 2020, none of which was in accounts payable at January 31, 2021. The total of these related party transactions was $3,176 for fiscal year 2020, of which $409 was reported in accounts payable at January 31, 2020.

Equity Investments
The Company owned an interest of approximately 5% in Ag-Eagle Aerial Systems, Inc. (AgEagle) before being sold for an immaterial gain in fiscal year 2019. The Company accounted for its investment in AgEagle under the equity method of accounting as the Company had the ability to exercise significant influence over the operating policies of AgEagle; however the Company did not hold a controlling financial interest.

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

The Company's share of the results of AgEagle and SST operations are included in "Other income (expense), net" for fiscal year 2019.

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

Foreign Currency
The Company's subsidiaries that operate outside the United States use the local currency as their functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates and average exchange rates for the Consolidated Statements of Income and Comprehensive Income. Adjustments resulting from financial

(Dollars in thousands, except per-share amounts)
statement translations are included as foreign currency translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity in the Consolidated Balance Sheets. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency transaction gains and losses were not material for fiscal years 2021, 2020 and 2019. Foreign currency transaction gains or losses on intercompany notes receivable and notes payable denominated in foreign currencies for which settlement is not planned in the foreseeable future are considered part of the net investment and are reported in the same manner as foreign currency translation adjustments.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with original maturities of three or fewer months to be cash equivalents. Cash and cash equivalent balances are principally concentrated in checking and money market funds. Certificates of deposit that mature in over 90 days but less than one year are considered short-term investments. Certificates of deposit that mature in one year or more are considered to be other long-term assets and are carried at cost. The Company held cash and cash equivalents in accounts in the United States of $30,721 and $14,003 as of January 31, 2021 and 2020, respectively. The Company held cash and cash equivalents in accounts outside the United States of $2,217 and $6,704 as of January 31, 2021 and 2020, respectively.

Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount, do not bear interest, and are considered past due based on invoice terms. The allowance for credit losses is the Company’s best estimate of expected credit losses on trade accounts receivables over their contractual life. The Company's expected credit losses is based on each segments' various macroeconomic indicators, updated Company forecast information and historical write-off experience by segment and an estimate of the collectability of significant past due accounts. Unbilled receivables arise when revenues have been earned, but not billed, and are related to differences in timing. Unbilled receivables were $2,734 and $6,954 as of January 31, 2021 and 2020, respectively.

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

Leases
The Company adopted the new lease accounting standard, "Accounting Standards Codification Topic 842 Leases (ASC 842)" using the modified retrospective method for all agreements existing as of February 1, 2019. Results for fiscal year 2021 and 2020 are presented under ASC 842.

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

The Company's financial assets required to be measured at fair value on a recurring basis include cash and cash equivalents, short-term investments and mutual funds. The Company determines the fair value of its cash equivalents, short-term investments and mutual funds through quoted market prices. Mutual funds relate to the Company's deferred compensation plan further described within Note 8 "Employee Postretirement Benefits." The fair values of accounts receivable and accounts payable approximate their carrying values because of the short-term nature of these instruments.

The Company's goodwill and long-lived assets, including intangible assets subject to amortization, are measured at fair value on a non-recurring basis. These valuations are derived from valuation techniques in which one or more significant inputs are not observable. Fair value measurements associated with goodwill and long-lived assets are further described in Note 7 "Goodwill and Long-Lived Assets."

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

Definite-Lived Intangible Assets
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

Indefinite-lived Intangible Assets
The Company acquired in-process R&D (IPR&D) intangible assets in business combinations transacted during the fourth quarter of fiscal year 2020. These assets are accounted for as indefinite-lived intangible assets and will be amortized when the associated R&D project is completed or abandoned. Upon completion of each project, a determination of the useful life of the acquired intangible assets is made and amortization is recorded to expense over the useful life. Management expects the R&D projects related to the IPR&D intangible assets will be completed in fiscal 2022. These assets are classified as "Intangible assets, net" on the Consolidated Balance Sheets.

Indefinite-lived intangible assets are tested for impairment on an annual basis and between annual tests, whenever a triggering event indicates there may be an impairment. Management has determined that the IPR&D constitutes a single asset, with no separate identifiable cash flows. Prior to completing a quantitative assessment, the Company may perform a qualitative assessment over relevant events and circumstances to determine whether it is more likely than not that the fair value is less than the carrying value. If the assessment indicates that fair value may be less than its carrying value, then the fair values are estimated based on a discounted cash flow method analysis (quantitative analysis). If the fair value of the assets is less than the carrying value, an impairment loss is recognized for the amount that the carrying value exceeds fair value. When performing indefinite-lived intangible asset impairment testing, the fair values of assets are determined based on valuation techniques,

(Dollars in thousands, except per-share amounts)
using the best available information. Such valuations are derived from valuation models in which one or more significant inputs are not observable (Level 3 fair value measures).

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

Goodwill is tested for impairment on an annual basis during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are performed at the reporting unit level. Prior to completing a quantitative assessment, the Company may perform a qualitative impairment assessment over relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the assessment indicates the fair value of a reporting unit may be less than its carrying value, the Company will perform a quantitative assessment. In a quantitative assessment, the fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. The estimated fair value is compared with the corresponding carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying amount, a goodwill impairment loss is recognized for the amount that the carrying value of the reporting unit, including goodwill, exceeds its fair value, limited to the total amount of goodwill allocated to the reporting unit. When performing goodwill impairment testing, the fair values of reporting units are determined based on valuation techniques, using the best available information. Such valuations are derived from valuation models in which one or more significant inputs are not observable (Level 3 fair value measures).

Long-Lived Assets
The Company periodically assesses the recoverability of long-lived tangible and intangible assets, including right-of-use assets. An impairment loss is recognized when the carrying amount of an asset group exceeds the estimated undiscounted cash flows used in determining the fair value of the asset group. The amount of the impairment loss to be recorded is the excess of the carrying value of the assets within the group over their fair value. When performing long-lived asset impairment testing, the fair values of an asset are determined based on valuation techniques using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures).

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

When determining whether the customer has obtained control of the goods or services, the Company considers any future

(Dollars in thousands, except per-share amounts)
performance obligations. Generally, there is no post-shipment obligation on products sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until the Company had substantially accomplished what it must do to be entitled to the benefits represented by the revenue. Estimated returns, sales allowances, and warranty charges, if applicable, are recorded at the same time revenue is recorded.

Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for purposes of revenue recognition. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For contracts involving large quantities, the Company accounts for each piece of equipment product separately, as each is a distinct performance obligation from which the customer derives benefit. For contracts with multiple performance obligations, standalone selling price is generally readily observable. The Company’s performance obligations are satisfied at a point in time or over time as work progresses. Revenue from goods and services transferred to customers at a point in time accounts for a majority of the Company’s revenues. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.

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

Operating Expenses
The primary types of operating expenses are classified in the income statement as follows:

Cost of sales	Research and development (R&D) expenses	Selling, general, and administrative (SG&A) expenses
Direct material costs Material acquisition and handling costs Direct labor Factory overhead including depreciation and amortization Inventory obsolescence Product warranties Shipping and handling cost	Personnel costs Professional service fees Material and supplies Facility allocation	Personnel costs Professional service fees Advertising Promotions Information technology equipment depreciation ERP license fees Facility allocation Credit loss expense

(Dollars in thousands, except per-share amounts)
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

Warranties
Accruals necessary for product warranties are estimated based on historical warranty costs in relation to sales and average time elapsed between purchases and claims for each division. Additional accruals are made for any significant, discrete warranty issues.

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

Accounting Pronouncements
Accounting Standards Adopted
In the first quarter of fiscal year 2021, the Company adopted, Financial Accounting Standards Board (FASB) Accounting Standard Update (ASU) No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement" (ASU 2018-13), when it became effective. The amendments in ASU 2018-13 remove, modify, and add required disclosures for companies related to recurring and nonrecurring fair value measurements under Topic 820. Certain amendments in this guidance are required to be applied prospectively, and others are to be applied retrospectively. The amendments in ASU 2018-13 only related to financial statement disclosures and did not have a significant impact on the Company's consolidated financial statements or its note disclosures.

In the first quarter of fiscal year 2021, the Company adopted FASB ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" (ASU 2016-13), when it became effective along with all subsequent amendments to Topic 326 issued by FASB. Current GAAP generally delays recognition of the full amount of credit losses until the loss is deemed probable of occurring. The amendments in this guidance eliminate the probable initial recognition threshold and, instead, reflect an entity’s current estimate of all expected credit losses. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. At adoption, the Company did not have any financial instruments in scope under ASU 2016-13 other than trade accounts receivables. In accordance with ASU 2016-13, the Company updated its current expected credit loss model for its trade accounts receivable and remeasured its allowance for credit losses as of February 1, 2020. The remeasurement impact was immaterial and no cumulative accounting adjustment was recorded to retained earnings in the first quarter of fiscal year 2021.

New Accounting Standards Not Yet Adopted
There are no significant ASUs issued and not yet adopted as of January 31, 2021.

(Dollars in thousands, except per-share amounts)
NOTE 2 SELECTED BALANCE SHEET INFORMATION
Following are the components of selected balance sheet items:

	As of January 31,
	2021	2020
Accounts receivable, net:
Trade accounts	$47,879	$56,978
Unbilled receivables	2,734	6,954
Allowance for credit losses	(1,944)	(1,380)
	$48,669	$62,552
Inventories, net:
Finished goods	$7,684	$6,309
In process	759	3,287
Materials	44,260	44,303
	$52,703	$53,899
Other current assets:
Federal income tax receivable	1,440	1,370
Prepaid expenses and other	4,336	4,028
Insurance policy benefit	$—	$38
	$5,776	$5,436
Property, plant and equipment, net(a):
Land	$3,117	$3,117
Buildings and improvements	84,651	80,330
Machinery and equipment	169,252	158,354
Financing lease right-of-use assets	1,282	881
	258,302	242,682
Accumulated depreciation	(152,295)	(141,832)
	$106,007	$100,850
Other assets:
Equity investments	$1,595	$1,289
Operating lease right-of-use assets	6,850	4,275
Deferred income taxes	360	16
Other	2,211	1,507
	$11,016	$7,087
Accrued liabilities:
Salaries and related	$4,881	$4,188
Benefits	6,255	5,339
Insurance obligations	1,896	1,680
Warranties	2,068	2,019
Income taxes	238	293
Other taxes	2,386	1,734
Acquisition-related contingent consideration	2,000	763
Lease liability	2,482	2,530
Other	8,195	2,197
	$30,401	$20,743
Other liabilities:
Postretirement benefits	$8,996	$8,741
Acquisition-related contingent consideration	—	2,171
Lease liability	5,426	2,627
Deferred income taxes	2,091	7,080
Uncertain tax positions	2,692	2,606
Other	4,792	5,936
	$23,997	$29,161

(a) Includes assets held for use and assets held for sale. The amount of assets held for sale as of January 31, 2021, and January 31, 2020, were not material.

(Dollars in thousands, except per-share amounts)

NOTE 3	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under GAAP are recorded as an element of shareholders' equity but are excluded from net income. The changes in the components of accumulated other comprehensive income (loss) (AOCI) are shown below:

	Cumulative foreign currency translation adjustment	Postretirement benefits	Total
Balance at January 31, 2019	$(2,238)	$(1,318)	$(3,556)
Other comprehensive (loss) before reclassifications	(994)	—	(994)
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $251	—	(865)	(865)
Balance at January 31, 2020	(3,232)	(2,183)	(5,415)
Other comprehensive income before reclassifications	2,299	—	2,299
Amounts reclassified from accumulated other comprehensive (loss) after tax benefit of $65	—	(225)	(225)
Balance at January 31, 2021	$(933)	$(2,408)	$(3,341)

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

NOTE 4	SUPPLEMENTAL CASH FLOW INFORMATION

	For the years ended January 31,
	2021	2020	2019
Changes in operating assets and liabilities:
Accounts receivable	$12,045	$(9,118)	$3,938
Inventories	(1,151)	891	1,092
Prepaid expenses and other assets	(340)	2,092	(2,440)
Accounts payable	3,408	5,493	(4,517)
Accrued and other liabilities	4,297	(1,894)	3,480
	$18,259	$(2,536)	$1,553

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$4,771	$4,377	$8,225
Interest paid	281	267	227

Significant non-cash transactions:
Capital expenditures and other intangibles included in accounts payable and other liabilities	$895	$740	$655
Redeemable noncontrolling interest in accrued liabilities	5,333	—	—
Redeemable noncontrolling interest in other liabilities	—	2,224	—
Assets acquired under capital leases	—	—	38
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$677	$435	$—
Operating leases	5,555	1,924	—
Capital expenditures converted from inventories	2,930	—	—

(Dollars in thousands, except per-share amounts)

NOTE 5	REVENUE

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

(Dollars in thousands, except per-share amounts)

	Revenue by Product Category
	For the year ended January 31, 2021
	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$36,966	$—	$36,966
International	—	—	68	—	68
Plastic Films & Sheeting
Domestic	—	135,842	—	(100)	135,742
International	—	12,079	—	—	12,079
Precision Agriculture Equipment
Domestic	113,640	—	—	(3)	113,637
International	33,558	—	—	—	33,558
Other
Domestic	—	—	16,300	—	16,300
International	—	—	9	—	9
Totals	$147,198	$147,921	$53,343	$(103)	$348,359

	For the year ended January 31, 2020
	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$36,535	$—	$36,535
International	—	—	52	—	52
Plastic Films & Sheeting
Domestic	—	187,087	—	(90)	186,997
International	—	10,632	—	—	10,632
Precision Agriculture Equipment
Domestic	99,137	—	—	(2)	99,135
International	31,323	—	—	—	31,323
Other
Domestic	—	—	17,731	—	17,731
International	—	—	125	—	125
Totals	$130,460	$197,719	$54,443	$(92)	$382,530

	For the year ended January 31, 2019
	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$37,866	$—	$37,866
International	—	—	932	—	932
Plastic Films & Sheeting
Domestic	—	208,882	—	(512)	208,370
International	—	17,692	—	—	17,692
Precision Agriculture Equipment
Domestic	100,051	—	—	(10)	100,041
International	29,698	—	—	—	29,698
Other
Domestic	—	—	12,062	—	12,062
International	—	—	7	—	7
Totals	$129,749	$226,574	$50,867	$(522)	$406,668
(a) Intersegment sales for fiscal years 2021, 2020, and 2019 were primarily sales from Engineered Films to Aerostar.

(Dollars in thousands, except per-share amounts)
Contract Balances
Contract balances include contract assets and contract liabilities that are recorded when the Company enters into a contract with a customer. Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed (unbilled receivables) at the reporting date, or retainage provisions on billings that have been issued. Contract assets are converted to receivables when the right to collect becomes unconditional. The Company's contract assets reported at January 31, 2021 and 2020 primarily relate to Engineered Films' geomembrane installation services and service contracts for Aerostar's lighter-than air products and radar processing systems. Contract assets are reported in "Accounts receivable, net" in the Consolidated Balance Sheets.

Contract liabilities consist of customer advances and deferred revenue. Contract liabilities primarily relate to consideration received from customers prior to transferring goods or services to the customer. Contract liabilities are reported in "Other current liabilities" in the Consolidated Balance Sheets.

The changes in contract assets and liabilities were as follows:

	January 31, 2021	January 31, 2020	$ Change	% Change
Contract assets	$3,256	$7,525	$(4,269)	(56.7)%

Contract liabilities	$2,998	$2,288	$710	31.0%

During the twelve months ended January 31, 2021, the Company’s contract assets decreased by $4,269 and contract liabilities increased by $710, primarily as a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. The Company's contract assets at January 31, 2021, are primarily unbilled receivables that will be invoiced in first quarter of next year. The Company's contract liabilities at January 31, 2021, include customer advances that will substantially all convert to revenue recognized during the next fiscal year. Due to the short-term nature of the Company’s contracts, substantially all of the contract assets that existed as of January 31, 2020, were converted to accounts receivable. In addition the Company's contract liabilities that existed as of January 31, 2020, were recognized as revenue during fiscal 2021.

Remaining performance obligations
As of January 31, 2021, the Company has no remaining performance obligations related to customer contracts that had an original expected duration of one year or more.

NOTE 6	ACQUISITIONS AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES
Fiscal year 2021 acquisitions.
There were no material business acquisitions in the twelve-month period ended January 31, 2021.

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

During the first quarter of fiscal 2021, certain minority interest shareholders in DOT exercised their put options, requiring the Company to redeem the remaining noncontrolling interest in DOT. The Company closed on the transaction to purchase the shares of the largest minority shareholder for $17,853 in the second quarter of fiscal 2021. The remaining redeemable amount,

(Dollars in thousands, except per-share amounts)
as well as the liability for the noncontrolling interest redeemed in the prior fiscal year, totaling approximately $5,333, is payable in November 2021 and is classified as "Accrued Liabilities" in the Consolidated Balance Sheets at January 31, 2021.
Including the noncontrolling interest, $56,022 of the purchase price was allocated to goodwill. Identifiable intangible assets acquired of $31,800 were primarily indefinite-lived intangible assets for in-process R&D. Amortization of these indefinite-lived intangible assets will start when the current in-process R&D project is complete and the product is commercialized, which is expected to occur in fiscal 2022. Amortization of the indefinite-lived intangibles will be on a straight-line basis over the remaining estimated useful lives of these assets. The Company expects the useful lives will range from seven to ten years.
The Company completed the valuation of intangible assets and pre-acquisition tax filings during the first and second quarters of fiscal 2021. The following adjustments were made to the purchase price allocation during fiscal 2021:

	Reported January 31, 2020	Measurement Period Adjustments	Adjusted Balance
Current assets	$2,080	$—	2,080
Goodwill	$56,022	$(440)	$55,582
Intangible assets, net	31,800	(600)	31,200
Other long-term assets	1,770	—	1,770
Deferred income taxes	(4,158)	1,005	(3,153)
Accounts payable and other current liabilities	(1,462)	35	(1,427)
Long-term liabilities	(7,587)	—	(7,587)
Fair value of consideration transferred, including noncontrolling interest	78,465	—	78,465
Less: redeemable noncontrolling interest	24,315	(redeemed and acquired in fiscal year 2021)
Fair value of purchase price consideration transferred, excluding noncontrolling interest	$54,150

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

These unaudited pro forma consolidated financial results have been prepared for comparative purposes only and include certain adjustments that were not material in nature. The pro forma information does not purport to be indicative of the results of operations that would have resulted had these business combinations occurred at the beginning of each period presented, or of future results of the consolidated entities. These acquisitions contributed no revenues and reduced fiscal 2020 net income attributable to Raven by $2,279.

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

(Dollars in thousands, except per-share amounts)
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

Acquisition-related contingent consideration
The Company has a contingent liability related to the acquisition of AgSync in fiscal 2019. The Company also had contingent liabilities related to the acquisitions of Colorado Lining International, Inc. (CLI) in fiscal 2018; and Raven Europe B.V. (Raven Europe), formerly named SBG Innovatie BV and its affiliate, Navtronics BVBA (collectively, SBG), in fiscal 2015; both of which were settled in the current fiscal year. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions or revenues being achieved under the subject contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	For the years ended January 31,
	2021	2020
Beginning balance	$2,934	$4,172
Fair value of contingent consideration acquired	—	310
Change in fair value of the liability	(437)	412
Contingent consideration earn-out paid	(497)	(1,960)
Ending balance	$2,000	$2,934

Classification of liability in the Consolidated Balance Sheets
Accrued Liabilities	$2,000	$763
Other Liabilities, long-term	—	2,171
Ending balance	$2,000	$2,934

For the acquisition of AgSync, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of January 31, 2021.

Related to the acquisition of CLI in fiscal 2018, the Company committed to making additional earn-out payments, not to exceed $2,000, calculated and paid annually three years after the purchase date, contingent upon achieving certain revenues and operational synergies. The Company made its final payment related to this agreement in the third quarter of fiscal 2021 and has no further contingent obligations related to the acquisition of CLI. Cumulatively, the Company paid a total of $1,567 related to this earn-out liability.

In connection with the acquisition of Raven Europe, the Company entered into a contingent earn-out agreement, not to exceed $2,500 calculated and paid quarterly for ten years after the purchase date contingent upon achieving certain revenues. All revenue milestones under the agreement were achieved by Raven Europe in fiscal 2021. The Company paid a total of $2,500 related to this potential earn-out liability and has no further contingent obligations related to the acquisition of Raven Europe.

NOTE 7	GOODWILL AND LONG-LIVED ASSETS

Goodwill
For goodwill, the Company performs impairment reviews by reporting unit. As of the measurement date of the fiscal 2021 and 2020 impairment tests the Company identified that it had four reporting units: Applied Technology, Engineered Films, Aerostar, and Autonomy. The Autonomy reporting unit was identified after the acquisitions of Smart Ag and DOT, during the fourth quarter of fiscal year 2020. For fiscal 2019, the Company had three reporting units as of the measurement date: Applied Technology, Engineered Films, and Aerostar.

(Dollars in thousands, except per-share amounts)
The changes in the carrying amount of goodwill by operating segment are shown below:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2019	$17,076	$33,232	$634	$50,942
Additions due to business combinations	55,989	—	—	55,989
Foreign currency translation adjustment	(422)	—	—	(422)
Balance at January 31, 2020	72,643	33,232	634	106,509
Measurement period adjustments	(440)	—	—	(440)
Foreign currency translation adjustment	1,608	—	—	1,608
Balance at January 31, 2021	$73,811	$33,232	$634	$107,677

Goodwill gross and net of accumulated impairment losses were as follows:

	As of January 31,
	2021	2020
Gross goodwill	$119,174	$118,006
Accumulated impairment loss	(11,497)	(11,497)
Net goodwill	$107,677	$106,509

Goodwill for each reporting unit is assessed for impairment on an annual basis during the fourth quarter, and between annual tests whenever a triggering event indicates there may be an impairment. The annual impairment tests were completed for each reporting unit based on a November 30th valuation date.

Fiscal 2021 Goodwill Impairment Testing
For the fiscal 2021 annual assessment, the Company elected to bypass the qualitative assessment and performed a quantitative assessment for each of the four reporting units. Based on the quantitative assessment performed as of the measurement date, as well as the qualitative assessments performed quarterly, no goodwill impairments were identified or recorded in fiscal 2021.

The Company's Applied Technology, Engineered Films, and Aerostar reporting units were determined to have fair values significantly in excess of carrying value. Within the Autonomy reporting unit, the fair value of the reporting unit exceeded the carrying value of the assets by more than 20%. The fair value increase since the prior fiscal year acquisition is largely contributed to the significant investment in research and development activities to advance the autonomous technology, developed synergy between the Smart Ag and DOT acquisitions, and growing interest in the autonomous market. In determining the estimated fair value, the Company estimated a number of significant factors, including projected revenue growth rates, projected operating income results, terminal growth rates, and the discount rate. The Company made reasonable estimates and assumptions based on facts and circumstances available as of the measurement date. However, if actual results are not consistent with the estimates and assumptions used in the calculations, we may be exposed to future impairment losses that could be material. Events and conditions that could negatively impact the estimated fair value include increases in the Company's weighted average cost of capital, delays in the commercialization of autonomous products, inability to realize the anticipated revenue growth opportunities, and a decrease in projected profitability. Goodwill associated with the Autonomy reporting unit was $56,613 as of January 31, 2021.

Fiscal 2020 & 2019 Goodwill Impairment Testing
In fiscal 2020 and 2019 no impairments were recorded as a result of the annual impairment testing. In its annual impairment testing, the Company concluded a quantitative analysis was not required for any of its reporting units based on the Company's qualitative analysis.

(Dollars in thousands, except per-share amounts)
Intangible Assets
The following table provides the gross carrying amount for intangible assets and the related accumulated amortization of definite-lived intangible assets:

	For the years ended January 31,
	2021			2020
		Accumulated amortization			Accumulated amortization
	Amount		Net	Amount		Net
Existing technology	$9,263	$(8,304)	$959	$9,190	$(7,706)	$1,484
Customer relationships	16,128	(8,248)	7,880	16,067	(6,868)	9,199
Patents and other intangibles	7,297	(3,126)	4,171	6,678	(2,444)	4,234
In-process research and development(a)	31,575	—	31,575	31,300	—	31,300
Total	$64,263	$(19,678)	$44,585	$63,235	$(17,018)	$46,217
(a) Refer to Note 6 "Acquisitions and Investments in Businesses and Technologies" for a more detailed description of these indefinite-lived intangible assets acquired in business combinations in fiscal 2020. A portion of these intangible assets are denominated in a foreign currency and subject to exchange rate fluctuations.

The estimated future amortization expense for these definite-lived intangible assets during the next five years is as follows:

	2022	2023	2024	2025	2026
Estimated amortization expense	$2,498	$2,389	$1,907	$1,878	$1,582

The estimated future amortization expense table above does not reflect the expected amortization associated with indefinite-lived in-process R&D assets acquired in business combinations during fiscal 2020. Amortization of these indefinite-lived intangible assets will start upon completion of the current R&D projects, on a straight-line basis over their remaining estimated useful life. The applicable table will be updated at such time these intangible assets are placed into service.

Indefinite-lived intangible assets
Indefinite-lived intangible assets are assessed for impairment on an annual basis during the fourth quarter, and between annual tests whenever a triggering event indicates there may be an impairment. The annual impairment tests were completed for indefinite-lived intangible assets on a November 30th valuation date.

Fiscal 2021 Indefinite-lived Intangible Impairment Testing
For the fiscal 2021 annual assessment, the Company's quantitative assessment indicated no impairments, with the fair value of the indefinite-lived assets exceeding the carrying value of the assets. Management's assessment assumes that the Company will commercialize autonomous products during fiscal 2022.

Fiscal 2020 Indefinite-lived Intangible Impairment Testing
In fiscal 2020, no impairments were recorded as a result of the annual impairment assessment. In its annual impairment assessment, the Company concluded a quantitative analysis was not required for its indefinite-lived intangible assets based on the Company's qualitative analysis.

Long-lived assets, including definite-lived intangible assets
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles, equity method investments, and property plant and equipment if events or changes in circumstances indicate that an asset might be impaired. For long-lived and intangible assets, the Company performs impairment reviews by asset groups. Management periodically assesses for triggering events and discusses any significant changes in the utilization of long-lived assets. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

When performing long-lived asset testing, the fair values of assets are determined based on valuation techniques using the best available information. Such valuations are derived from valuation techniques in which one or more significant inputs are not observable (Level 3 fair value measures). An impairment loss is measured and recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows.

Fiscal 2021, 2020 and 2019 Long-lived Assets Impairment Assessment
There were no impairment losses reported in the year ended January 31, 2021, 2020, or 2019 for any of the Company's long-lived assets.

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

Total contribution expense was $3,935, $3,696, and $3,006 for fiscal 2021, 2020, and 2019, respectively.

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

The Company reports these financial instruments at fair value using level 1 observable inputs and are primarily classified as long term assets and reported as "Other assets" in the Consolidated Balance Sheets. The fair value of the liability and financial instruments held were $1,697 and $1,691, respectively, at January 31, 2021. The fair value of the liability and financial instruments held were $1,363 and $1,358, respectively, at January 31, 2020. Changes in the fair value of these financial instruments, realized gains and losses, dividends, and interest income were reported in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income and were not material for fiscal years 2021, 2020 and 2019.

Defined benefit postretirement plan
In addition, the Company provides postretirement medical and other benefits to certain senior executive officers and senior managers. These plan obligations are unfunded and therefore have no assets as of January 31, 2021, and 2020. The accumulated benefit obligation is as follows:

	For the years ended January 31,
	2021	2020
Benefit obligation at beginning of year	$9,073	$8,001
Service cost	36	27
Interest cost	280	333
Actuarial loss and assumption changes	303	1,053
Retiree benefits paid	(332)	(341)
Benefit obligation at end of year	$9,360	$9,073

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

(Dollars in thousands, except per-share amounts)

The following tables set forth the plan's pre-tax adjustment to accumulated other comprehensive income/loss

	For the years ended January 31,
	2021	2020
Amounts not yet recognized in net periodic benefit cost:
Net actuarial loss	$2,817	$3,070
Prior service cost	290	(253)
Total pre-tax accumulated other comprehensive loss	$3,107	$2,817

Pre-tax accumulated other comprehensive loss - beginning of year related to benefit obligation	$2,817	$1,701
Reclassification adjustments recognized in benefit cost:
Recognized net (loss)	(173)	(97)
Amortization of prior service cost	160	160
Amounts recognized in AOCI during the year:
Net actuarial loss	303	1,053
Pre-tax accumulated other comprehensive loss - end of year related to benefit obligation	$3,107	$2,817

The net actuarial loss for fiscal year 2021 was the result of a decrease in the discount rate by 24 basis points. The mortality assumptions, claims experience and demographics were also updated and were unfavorable to the benefit obligation at January 31, 2021 by approximately $31. The net actuarial loss for fiscal year 2020 was the result of a decrease in the discount rate by 111 basis points. The mortality assumptions and claims experience were also updated and were favorable to the benefit obligation at January 31, 2020 by approximately $400.

The liability and net periodic benefit cost reflected in the Consolidated Balance Sheets and Consolidated Statements of Income and Comprehensive Income were as follows:

	For the years ended January 31,
	2021	2020
Beginning liability balance	$9,073	$8,001
Net periodic benefit cost	329	297
Other comprehensive loss	290	1,116
Total recognized in net periodic benefit cost and other comprehensive income	619	1,413
Retiree benefits paid	(332)	(341)
Ending liability balance	$9,360	$9,073

Current portion in accrued liabilities	$364	$332
Long-term portion in other liabilities	$8,996	$8,741

Assumptions used to calculate benefit obligation:
Discount rate	2.90%	3.14%
Rate of compensation increase	4.00%	4.00%
Health care cost trend rates:
Health care cost trend rate assumed for next year	6.00%	6.17%
Ultimate health care cost trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2030	2030
Assumptions used to calculate the net periodic benefit cost:
Discount rate	3.14%	4.25%
Rate of compensation increase	4.00%	4.00%

The discount rate is based on matching rates of return on high-quality fixed-income investments with the timing and amount of expected benefit payments. No material fluctuations in retiree benefit payments are expected in future years.

The Company expects to make $369 in postretirement medical and other benefit payments in fiscal 2022. The following postretirement other than pension benefit payments, which reflect expected future service as appropriate, are expected to be

(Dollars in thousands, except per-share amounts)
paid:

	2022	2023	2024	2025	2026	2027 - 2030
Expected postretirement medical and other benefit payments	$369	$377	$379	$378	$384	$2,049

NOTE 9	WARRANTIES

Changes in the warranty accrual were as follows:

	For the years ended January 31,
	2021	2020	2019
Beginning balance	$2,019	$890	$1,163
Change in provision	2,095	3,326	1,449
Settlements made	(2,046)	(2,197)	(1,722)
Ending balance	$2,068	$2,019	$890

NOTE 10	INCOME TAXES

The reconciliation of income tax computed at the federal statutory rate to the Company's effective income tax rate was as follows:

	For the years ended January 31,
	2021	2020	2019
Tax at U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal tax benefit	2.0	0.8	1.7
Tax credit for research activities	(13.4)	(4.6)	(2.3)
Tax benefit from foreign-derived intangible income	(1.5)	(1.1)	(0.8)
Tax benefit on insurance premiums	(2.5)	(1.2)	(0.8)
Change in uncertain tax positions	0.8	0.3	—
Foreign tax rate difference	(2.4)	—	0.1
Impact of settlement of stock-based awards	(0.1)	(3.3)	(2.4)
Change in valuation allowances	(1.7)	0.8	—
Non-deductible compensation	2.0	0.8	—
Other, net	(2.1)	—	(0.8)
Effective Tax Rate	2.1%	13.5%	15.7%

The decrease in the effective tax rate for fiscal 2021 and fiscal 2020, respectively, compared to the previous fiscal years, were both driven primarily by an increase in R&D spend and an a decrease in profitability, which resulted in a higher R&D tax credit as a percentage of pre-tax income.

The expense (benefit) for income taxes consists of:

	For the years ended January 31,
	2021	2020	2019
Current expense (benefit):
Federal	$3,500	$3,401	$6,910
State	688	416	1,099
Foreign	529	98	735
	4,717	3,915	8,744
Deferred expense (benefit):
Federal	(1,508)	1,271	1,018
State	(131)	204	73
Foreign	(2,681)	31	(138)
	(4,320)	1,506	953
Income tax expense	$397	$5,421	$9,697

(Dollars in thousands, except per-share amounts)
Deferred Tax Assets (Liabilities)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows:

	As of January 31,
	2021	2020
Deferred tax assets:
Accounts receivable	$412	$286
Inventories	1,487	1,152
Accrued vacation	966	778
Insurance obligations	150	205
Warranty obligations	441	454
Postretirement benefits	2,106	2,042
Uncertain tax positions	429	445
Share-based compensation	2,239	1,927
Tax loss carryforwards	6,684	3,929
Leases	1,541	962
Other accrued liabilities	1,472	952
	17,927	13,132
Valuation allowance	—	(630)
	17,927	12,502
Deferred tax (liabilities):
Depreciation and amortization	(17,599)	(18,086)
Leases	(1,541)	(962)
Other	(518)	(518)
	(19,658)	(19,566)
Net deferred tax asset (liability)	$(1,731)	$(7,064)

Uncertain Tax Positions
A summary of the activity related to the gross unrecognized tax benefits (excluding interest and penalties) is as follows:

	For the years ended January 31,
	2021	2020	2019
Gross unrecognized tax benefits at beginning of year	$2,176	$2,228	$2,216
Increases in tax positions related to the current year	427	338	415
Increases in tax positions related to prior years	27	45	—
Decreases as a result of lapses in applicable statutes of limitation	(365)	(435)	(403)
Gross unrecognized tax benefits at end of year	$2,265	$2,176	$2,228

The total unrecognized tax benefits (including interest and penalty) that, if recognized, would affect the Company's effective tax rate were $2,264, $2,162, and $2,183 as of January 31, 2021, 2020, and 2019, respectively. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. At January 31, 2021, 2020, and 2019, accrued interest and penalties were $427, $430, and $442, respectively. The Company does not expect any significant change in the amount of unrecognized tax benefits in the next fiscal year.

Additional Tax Information
The Company files tax returns, including returns for its subsidiaries, with various federal, state, and local jurisdictions. Uncertain tax positions are related to tax years that remain subject to examination. As of January 31, 2021, federal tax returns filed in the U.S. for fiscal years ended January 31, 2018 through January 31, 2020 remain subject to examination by federal tax authorities. In state and local jurisdictions, tax returns for fiscal years ended January 31, 2015 through January 31, 2020 remain subject to examination by state and local tax authorities. International jurisdictions have open tax years varying by location beginning in fiscal 2015.

Pre-tax book income (loss) for the U.S. companies and the foreign subsidiaries was $25,356 and $(6,181), respectively. As of January 31, 2021, the Company has no deferred tax liability recognized relating to the Company’s investment in foreign subsidiaries where the earnings have been indefinitely reinvested. The Tax Cuts and Jobs Act generally eliminates U.S. federal

(Dollars in thousands, except per-share amounts)
income taxes on dividends from foreign subsidiaries, and as a result, the accumulated undistributed earnings would only be subject to other taxes, such as withholding taxes and state income taxes, on distribution of such earnings. No additional withholding or income taxes have been provided for any remaining undistributed foreign earnings, as it is the Company’s intention for these amounts to continue to be indefinitely reinvested in foreign operations.

NOTE 11	DEBT

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

The unamortized debt issuance costs associated with this Credit Agreement were as follows:

	As of January 31,
	2021	2020
Unamortized debt issuance costs(a)	$133	$215
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

Loans or borrowings defined under the Credit Agreement bear interest and fees at varying rates and terms defined in the Credit Agreement based on the type of borrowing as defined. The Credit Agreement includes an annual administrative fee as well as an unborrowed capacity fee. Such fees were $79, $181 and $212 for the years ended January 31, 2021, 2020 and 2019, respectively.

The Credit Agreement also contains customary affirmative and negative covenants, including those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. Financial covenants include an interest coverage ratio and funded indebtedness to earnings before interest, taxes, depreciation, and amortization as defined in the Credit Agreement. The Company is in compliance with all financial covenants as of January 31, 2021.

Letters of credit (LOC) issued and outstanding were as follows:

	As of January 31,
	2021	2020
Letters of credit outstanding(a)	$50	$50
(a)Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

There were no borrowings outstanding at January 31, 2021 or January 31, 2020. Availability under the Credit Agreement for borrowings as of January 31, 2021 was $100,000.

Long-Term Notes
The Company assumed certain long-term notes pursuant to the acquisition of DOT in fiscal year 2020 as described in Note 6 "Acquisitions and Investments in Businesses and Technologies". The related financial assistance agreement (Agreement) is between DOT and Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 in Canadian dollars, approximately $4,000 in US dollars, over a three-year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed by DOT. DOT is eligible to receive contributions for costs incurred for purposes specified in the Agreement. The Company is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of January 31, 2021, the Company had received $1,981 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term borrowings" on the Consolidated Balance Sheets. No interest expense is being recorded prior to the interest start date.

(Dollars in thousands, except per-share amounts)
At January 31, 2021, the Company's debt maturities based on outstanding principal were as follows:

	2022	2023	2024	2025	2026	Thereafter
Maturities of debt	$—	$—	$1,981	$—	$—	$—

NOTE 12	LEASES

The Company enters into operating and finance lease contracts related to facilities, vehicles and equipment. Operating leases are primarily related to facilities to support production, R&D, and sales efforts. Finance leases are primarily related to vehicles and equipment to support general business operations. Lease payments are typically fixed and carry lease terms of one to five years, some of which have an option to terminate or extend up to an additional five years. For purposes of the quantitative disclosures below related to the calculation of operating and finance leases, lease terms predominantly did not include options to terminate or extend, as the Company is reasonably certain it would not exercise the options. Most of the Company's leases do not contain a purchase option, material residual value guarantee, or material restrictive covenants.

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

Components of Company lease costs, including operating, finance, and short-term leases are included in the table below. Depreciation of right-of-use assets, operating lease costs, and short-term lease costs are reported in net income as "Cost of sales," "Research and development expenses," or "Selling, general, and administrative expenses," depending on what business function the asset primarily supports. Interest on finance lease liabilities are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

	For the years ended January 31,
	2021	2020
Lease Costs:
Finance Leases
Depreciation of right-of-use assets	$442	$413
Interest on lease liabilities	24	21
Total finance lease cost	$466	$434

Operating Leases
Operating lease cost	$2,205	$1,536
Short-term lease cost	755	446
Total operating lease cost	2,960	1,982
Total finance and operating lease cost	$3,426	$2,416

(Dollars in thousands, except per-share amounts)

Supplemental balance sheet information related to operating and finance leases include:

	As of January 31,
	2021	2020
Operating Leases
Operating lease right-of-use assets	$6,850	$4,275

Current lease liability	$2,120	$2,272
Non-current lease liability	5,038	2,370
Total operating lease liabilities	$7,158	$4,642

Finance Leases
Property, plant and equipment, at cost	$1,282	$881
Accumulated depreciation	(532)	(366)
Property, plant and equipment, net	$750	$515

Current lease liability	$362	$258
Non-current lease liability	388	257
Total finance lease liabilities	$750	$515

Weighted average remaining lease terms and discount rates include:

	As of January 31,
	2021	2020
Weighted Average Remaining Lease Term:
Operating leases	5 years	4 years
Finance leases	2 years	2 years
Weighted Average Discount Rate:
Operating leases	2.7%	3.5%
Finance leases	2.9%	3.5%

Supplemental unaudited cash flow information related to operating and finance leases include:

	For the years ended January 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,959	$1,536
Operating cash flows from finance leases	$24	$21
Financing cash flows from finance leases	$441	$413

Future operating and finance lease obligations that have not yet commenced as of January 31, 2021, were immaterial and excluded from the lease liability schedule below accordingly.

	As of January 31, 2021
	Operating Leases	Finance Leases
Fiscal 2022	$2,308	$377
Fiscal 2023	1,592	258
Fiscal 2024	1,252	116
Fiscal 2025	1,050	23
Fiscal 2026	1,065	—
Thereafter	436	—
Total lease payments	7,703	774
Less imputed interest	(545)	(24)
Total lease liabilities	$7,158	$750

(Dollars in thousands, except per-share amounts)

NOTE 13	COMMITMENTS AND CONTINGENCIES

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

The Company entered into a Gift Agreement (the Agreement) effective in January 2018 with the South Dakota State University Foundation, Inc. (the Foundation). This gift will be used for the establishment of a precision agriculture facility to support South Dakota State University's Precision Agriculture degrees and curriculum. The Agreement states that the Company will make a $5,000 gift to the Foundation conditional on certain actions. These conditions were met and $4,503 of contribution expense was recognized in first quarter of fiscal 2019 and reported as "Selling, general, and administrative expenses" with interest expense to be recognized in periods thereafter. The fair value of this contingency at January 31, 2021, was $1,991 (measured based on the present value of the expected future cash outflows) of which $691 was classified as "Accrued liabilities" and $1,300 was classified as "Other liabilities" on the Consolidated Balance Sheet. The fair value of this contingency at January 31, 2020, was $2,607 of which $691 was classified as "accrued liabilities" and $1,916 was classified as "Other liabilities" on the Consolidated Balance Sheet. As of January 31, 2021, the Company has made payments related to the commitment totaling $2,860.

In addition to commitments disclosed elsewhere in the Notes to the Consolidated Financial Statements, the Company has approximately $40,000 of unconditional purchase obligations for inventory and other obligations that arise in the normal course of business operations and have a term of less than one year. The majority of these obligations are related to the Applied Technology and Engineered Films divisions and arise from the purchase of raw materials inventory.

NOTE 14	SHARE-BASED COMPENSATION

At January 31, 2021, the Company had two shareholder approved share-based compensation plans, which are described below. The compensation cost and related income tax benefit for these plans were as follows:

	For the years ended January 31,
	2021	2020	2019
Share-based compensation cost	$6,066	$4,971	$3,951
Tax benefit	$1,013	$670	$736

Share-based compensation cost capitalized as part of inventory is not material.

Equity Compensation Plans
The Company reserved shares of its common stock for issuance to directors, officers, employees and certain advisors of the Company through incentive stock options and non-statutory stock options, stock appreciation rights, stock awards, restricted stock, restricted stock units (RSUs) and performance awards to be granted under the 2019 Equity Incentive Plan (the Plan) which was approved by shareholders on May 21, 2019. The number of shares initially available for grant under the Plan was 1,300,000. As of January 31, 2021, the number of shares available for grant was 886,842.

Shares outstanding under the Amended and Restated 2010 Stock Incentive Plan (the "2010 Plan") are still subject to terms of the 2010 Plan, but if those awards subsequently expire, are forfeited or cancelled, or are settled in cash, the shares subject to those awards will become available under the Plan. Under both Plans, option exercises or units and awards vested are settled in newly issued common shares. As of January 31, 2021, the number of shares reserved for issuance under the 2010 plan for grants, RSUs or awards was 930,194.

Both plans are administered by the Personnel and Compensation Committee of the Board of Directors (the Committee), consisting of two or more independent directors of the Company. The Committee determines the option exercise prices and the term of each grant. The Committee may accelerate the exercisability of awards under either plan or extend the term of such awards to the extent allowed to a maximum term of ten years. One type of award, restricted stock units, was granted in fiscal 2021 and fiscal 2020.

(Dollars in thousands, except per-share amounts)
Stock Option Awards
The Company granted no non-qualified stock options during fiscal 2021 or fiscal 2020. For fiscal years prior to fiscal 2020, options were granted with exercise prices not less than the market value of the Company's common stock at the date of grant. The stock options vest over a four-year period and expire after five years. Options contain retirement and change-in-control provisions that may accelerate the vesting period. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The Company used historical data to estimate option exercises, employee terminations and volatility within this valuation model.

The weighted average assumptions used for the Black-Scholes option pricing model by grant year were as follows:

For the year ended January 31, 2019

Risk-free interest rate	2.51%
Expected dividend yield	1.48%
Expected volatility factor	35.20%
Expected option term (in years)	4.25

Weighted average grant date fair value	$9.83

Outstanding stock options as of January 31, 2021, and activity for the year then ended are presented below:

	Number of options	Weighted average exercise price	Aggregate intrinsic value	Weighted average remaining contractual term (years)
Outstanding, January 31, 2020	214,260	$25.03
Granted	—	—
Exercised	(93,475)	16.13
Forfeited	(5,630)	32.5
Outstanding, January 31, 2021	115,155	$31.89	$192	1.58

Outstanding exercisable, January 31, 2021	72,855	$31.44	$138	1.47

Options vested, or expected to vest, January 31, 2021	115,155	$31.89	$192	1.58

The intrinsic value of a stock award is the amount by which the fair value of the underlying stock exceeds the exercise price of the award. The total intrinsic value of options exercised was $1,157, $2,620, and $7,568 during the years ended January 31, 2021, 2020, and 2019, respectively. The total fair value of options vested was $453, $749, and $892, during the years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, the total unrecognized compensation cost for non-vested awards was $78. This amount is expected to be recognized over a weighted average period of one year.

Restricted Stock Unit Awards
The Company granted 127,365 time-vested RSUs during the year ended January 31, 2021. The fair value of a time-vested RSU is measured based upon the closing market price of the Company's common stock on the day prior to the date of grant. Time-vested RSUs will vest if, at the end of the vesting period, the employee remains employed by the Company. RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on the time-vested RSUs over the vesting period and are forfeited if such RSUs do not vest.

(Dollars in thousands, except per-share amounts)
Activity for time-vested RSUs under the Plan in fiscal 2021 was as follows:

	Number of restricted stock units	Weighted average grant date fair value per share
Outstanding, January 31, 2020	300,512	$34.69
Granted	127,365	19.92
Vested	(64,099)	30.11
Forfeited	(15,827)	29.88
Outstanding, January 31, 2021	347,951	$30.35

Cumulative dividends, January 31, 2021	6,490

The Company also granted performance-based RSUs during the year ended January 31, 2021. The exact number of performance shares to be issued will vary from 0% to 200% of the target award, depending on the Company's actual performance over the vesting period in comparison to the target award. The target awards for the fiscal 2020 and 2019 grants are based on return on equity (ROE), which is defined as net income attributable to Raven divided by the average of beginning and ending shareholders' equity for the fiscal year. There were two performance-based RSUs granted in fiscal 2021. One grant is specific to Applied Technology and is based on the amount of Autonomy revenue generated and the other grant is based on ROE. The performance-based RSUs will vest if, at the end of the performance period, the Company has achieved certain performance goals and the employee remains employed by the Company. Performance-based RSUs contain retirement and change-in-control provisions that may accelerate the vesting period. Dividends are cumulatively earned on performance-based RSUs over the vesting period and are forfeited if such RSUs do not vest.

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

Activity for performance-based RSUs under the Plan in fiscal 2021 was as follows:

	Number of restricted stock units expected to vest	Weighted average grant date fair value per share
Outstanding, January 31, 2020	159,047	$36.22
Granted	124,667	21.51
Vested	(31,406)	29.20
Forfeited	(20,416)	31.05
Performance-based adjustment	(28,942)	36.48
Outstanding, January 31, 2021	202,950	$28.75

Cumulative dividends, January 31, 2021	3,507

The weighted average grant date fair values of the time-based and performance-based RSUs by grant year are as follows:

	For the years ended January 31,
	2021	2020	2019
Weighted average grant date fair value: time-based RSUs	$19.92	$36.04	$35.15
Weighted average grant date fair value: performance-based RSUs	$21.51	$39.01	$35.05

The total intrinsic value of RSUs vested (or converted to shares) was $1,996, $6,120, and $2,468 during the years ended January 31, 2021, 2020, and 2019, respectively. The total fair value of RSUs vested (or converted to shares) was $1,952, $5,948, and $2,477, during the years ended January 31, 2021, 2020, and 2019, respectively. As of January 31, 2021, there were

(Dollars in thousands, except per-share amounts)
550,901 outstanding RSUs expected to vest with a weighted average term of 1.8 years and an aggregate intrinsic value of $17,778. None of the outstanding RSUs are vested as of January 31, 2021. The total unrecognized compensation cost for non-vested RSU awards at January 31, 2021, was $7,891. This amount is expected to be recognized over a weighted average period of 1.8 years.

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

Outstanding stock units as of January 31, 2021, and changes during the year then ended are presented below:

	Number of stock units	Weighted average price
Outstanding, January 31, 2020	129,413	$24.95
Granted	27,727	21.46
Deferred retainers	2,330	21.46
Dividends	1,685	21.64
Converted into common shares	(9,184)	21.56
Outstanding, January 31, 2021	151,971	$24.43

NOTE 15	NET INCOME PER SHARE

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

Certain outstanding options and restricted stock units were excluded from the diluted net income per-share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	For the years ended January 31,
	2021	2020	2019
Anti-dilutive options and restricted stock units	263,508	29,876	54,631

(Dollars in thousands, except per-share amounts)
The computation of earnings per share is presented below:

	For the years ended January 31,
	2021	2020	2019
Numerator:
Net income attributable to Raven Industries, Inc.	$18,876	$35,196	$51,794

Denominator:
Weighted average common shares outstanding	35,837,750	35,861,255	35,907,041
Weighted average stock units outstanding	147,776	122,792	99,922
Denominator for basic calculation	35,985,526	35,984,047	36,006,963

Weighted average common shares outstanding	35,837,750	35,861,255	35,907,041
Weighted average stock units outstanding	147,776	122,792	99,922
Dilutive impact of stock options and RSUs	164,695	231,708	431,595
Denominator for diluted calculation	36,150,221	36,215,755	36,438,558

Net income per share - basic	$0.52	$0.98	$1.44
Net income per share - diluted	$0.52	$0.97	$1.42

NOTE 16	BUSINESS SEGMENTS AND MAJOR CUSTOMER INFORMATION

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

Applied Technology designs, manufactures, sells, and services innovative precision agriculture products and information management tools, which are collectively referred to as precision agriculture equipment, that help farmers reduce costs, more precisely control inputs, and improve farm yields for the global agriculture market. The Applied Technology product families include application controls, GPS-guidance steering systems, field computers, automatic boom controls, machine automation, and injection systems. Applied Technology's services include wireless connectivity, cloud-based data management and logistics services. Applied Technology’s acquisition of Smart Ag and DOT in November 2019, further disclosed in Note 6 Acquisitions and Investments in Businesses and Technologies, brings a unique U-shaped platform designed to autonomously handle a large variety of agriculture implements along with perception, path planning, machine safety, and remote communication solutions to the precision ag market.

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

Business segment financial performance and other information is as follows:
	For the years ended January 31,
	2021	2020	2019
APPLIED TECHNOLOGY DIVISION
Sales	$147,198	$130,460	$129,749
Operating income(a)(f)	26,468	30,672	39,044
Assets(b)(c)	176,535	172,320	79,742
Capital expenditures	2,571	1,464	2,050
Depreciation and amortization	5,093	3,995	3,433
ENGINEERED FILMS DIVISION
Sales(d)	$147,921	$197,719	$226,574
Operating income(a)	15,743	28,695	39,714
Assets(b)	147,085	158,440	159,592
Capital expenditures	11,583	5,317	9,544
Depreciation and amortization	9,719	9,518	9,149
AEROSTAR DIVISION
Sales	$53,343	$54,443	$50,867
Operating income(a)	4,399	8,597	8,179
Assets(b)	22,896	26,344	21,515
Capital expenditures	1,148	652	168
Depreciation and amortization	1,065	933	891
INTERSEGMENT ELIMINATIONS
Sales
Applied Technology Division	$(3)	$(2)	$(10)
Engineered Films Division	(100)	(90)	(512)
Aerostar Division	—	—	—
Operating income(a)	72	—	(35)
Assets(b)	(32)	(104)	(104)
REPORTABLE SEGMENTS TOTAL
Sales(d)	$348,359	$382,530	$406,668
Operating income(a)(f)	46,682	67,964	86,902
Assets(b)	346,484	357,000	260,745
Capital expenditures	15,302	7,433	11,762
Depreciation and amortization	15,877	14,446	13,473
CORPORATE & OTHER
Operating (loss) from administrative expenses(a)(e)	$(27,031)	$(28,025)	$(31,769)
Assets(b)(c)(g)	62,887	46,257	99,500
Capital expenditures	845	1,127	2,365
Depreciation and amortization	1,544	1,795	1,650
TOTAL COMPANY
Sales(d)	$348,359	$382,530	$406,668
Operating income(e)(f)	19,651	39,939	55,133
Assets	409,371	403,257	360,245
Capital expenditures	16,147	8,560	14,127
Depreciation and amortization	17,421	16,241	15,123

(Dollars in thousands, except per-share amounts)
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
(c) Applied Technology fiscal 2021 and 2020 Assets include goodwill and intangible assets related to the acquisitions of Smart Ag and DOT. These assets are further disclosed in Note 6 "Acquisitions and Investments in Business Technologies". Fiscal 2020 Assets for the Corporate & Other segment reflect the use of cash to fund the acquisitions of Smart Ag and DOT.
(d) Economic conditions as a result of the global pandemic have created weak demand across a majority of Engineered Films' end-markets for fiscal 2021. Additionally, there were no sales of hurricane recovery film in fiscal 2021, while in fiscal 2020 and 2019 there were hurricane film sales of $1,860 and $14,494, respectively.
(e) Fiscal 2019 administrative expenses included a $4,503 expense related to the previously announced gift to SDSU. Fiscal 2021 and 2020 included approximately $2,089 and $2,700 of expenses related to Project Atlas. Project Atlas related expenses in fiscal 2019 were approximately $4,000.
(f) Applied Technology's operating income for fiscal 2021 includes $16,646 of costs and expenses incurred primarily for research and development related to Raven Autonomy™ to drive commercialization of its autonomous technology. Applied Technology's operating income for fiscal 2020 includes $2,834 of costs and expenses incurred in fourth quarter of fiscal 2020 related to Raven Autonomy™ .
(g) Assets are principally cash, investments, and other receivables.

Sales to one OEM customer in the Applied Technology Division accounted for 10% of the Company's consolidated nets sales in fiscal year 2021 and 14% of consolidated accounts receivable at January 31, 2021. No customers accounted for 10% or more of consolidated net sales in fiscal 2020 or 2019.

Substantially all of the Company's long-lived assets are located in the United States. Foreign sales are attributed to countries based on location of the customer. Net sales to customers outside the United States were as follows:

	For the years ended January 31,
	2021	2020	2019
Canada	$13,025	$12,121	$12,492
Europe	15,867	14,681	15,786
Latin America	6,709	8,261	5,950
Asia	5,168	3,387	7,240
Other foreign sales	4,945	3,682	6,861
Total foreign sales	45,714	42,132	48,329
United States	302,645	340,398	358,339
	$348,359	$382,530	$406,668

NOTE 17	SUBSEQUENT EVENTS

The Company has evaluated events up to the filing date of this Annual Report on Form 10-K and concluded that no subsequent events have occurred that would require recognition or disclosure in the Notes to the Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. As of January 31, 2021, the end of the period covered by this report, management evaluated the effectiveness of the Company's disclosure controls and procedures as of such date. Based on their evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level as of January 31, 2021.

Management's Report on Internal Control Over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included management’s assessment of the design and effectiveness of its internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Management's report and the report of the Company's independent registered public accounting firm are included in Part II, Item 8. captioned "Management's Report on Internal Control Over Financial Reporting" and "Reports of Independent Registered Public Accounting Firm" and are incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- or twelve -month periods ended January 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEMS 10, 11, 12, 13 and 14.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE; AND PRINCIPAL ACCOUNTING FEES AND SERVICES
The Company will file a definitive proxy statement with the Securities and Exchange Commission pursuant to Regulation 14A under the Exchange Act (the Proxy Statement) relating to the Company's 2021 Annual Meeting of Shareholders. Information required by Items 10 through 14 will appear in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

Financial Statements
See PART II, Item 8.

Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts for the years ended January 31, 2021, 2020, and 2019; included on the last page within Item 16 below.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Exhibits
See index to Exhibits below.

Exhibit Number	Description

3(a)	Restated Articles of Incorporation of Raven Industries, Inc. and all amendments thereto dated as of December 12, 2018 (incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K filed March 22, 2019).

3(b)	Amended and Restated Bylaws of Raven Industries, Inc. (incorporated herein by reference to Exhibit B of the Company's definitive Proxy Statement filed April 12, 2012).

Exhibit Number	Description
4(a)	Description of Raven Industries, Inc. Common Stock (incorporated herein by reference to Exhibit 4.1. of the Company's Form 10-K filed March 26, 2020).

10(a)*	Amended and Restated Credit Agreement dated November 8, 2019, by and among Raven Industries, Inc. as the Borrower, certain subsidiaries of the Company, as Designated Borrowers, Bank of America, N.A., as Administrative Agent, Swingline Lender, and an L/C issuer and each of the other lenders party thereto, (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 26, 2020).

10(b)	Form of Performance Stock Unit Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K filed March 26, 2020). †

10(c)	Form of Restricted Stock Unit Award Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K filed March 26, 2020). †

10(d)	Raven Industries, Inc. 2019 Equity Incentive Plan adopted May 21, 2019 (incorporated herein by reference to Appendix A of the Company’s definitive Proxy Statement filed April 8, 2019). †

10(e)	Form of Performance Stock Unit Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed November 27, 2019). †

10(f)	Form of Restricted Stock Unit Award Agreement under the Raven Industries, Inc. 2019 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed November 27, 2019). †

10(g)	Amended and Restated Deferred Stock Compensation Plan for Directors of Raven Industries, Inc., effective July 11, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed July 12, 2018). †

10(h)	Amended and Restated 2010 Stock Incentive Plan adopted May 25, 2017 (incorporated herein by reference to Exhibit A of the Company’s definitive Proxy Statement filed April 19, 2017). †

10(i)	Form of Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 10(r) of the Company's Form 10-Q filed June 4, 2012). †

10(j)	Form of Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 10(s) of the Company's Form 10-Q filed June 4, 2012). †

10(k)	Raven Industries, Inc. Non-Qualified Deferred Compensation Plan, effective as of January 1, 2018 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 23, 2018). †

10(l)	Amended and Restated Employment Agreement between Raven Industries, Inc. and Daniel A. Rykhus dated as of March 29, 2017 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 31, 2017). †

10(m)	Amended and Restated Employment Agreement between Raven Industries, Inc. and Steven E. Brazones dated as of March 29, 2017 (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K filed March 31, 2017). †

10(n)	Form of Amended and Restated Change in Control Agreement between Raven Industries, Inc. and the following senior executive officers: Anthony D. Schmidt dated as of March 28, 2016 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-K filed March 29, 2016). †

10(o)	Employment Agreement between Raven Industries, Inc. and Anthony D. Schmidt dated as of February 1, 2012 (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed February 1, 2012). †

10(p)	Form of Schedule A to Employment Agreement, revised effective January 1, 2016, between Raven Industries, Inc. and the following senior executive officers: Anthony D. Schmidt (incorporated herein by reference to Exhibit 10.3 of the Company's Form 10-K filed March 31, 2017). †

21	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit Number	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover page Interactive Data File is formatted in Inline XBRL and is contained in Exhibit 101

†	Management contract or compensatory plan or arrangement.
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

Date: March 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ DANIEL A. RYKHUS	/s/ JANET M. HOLLOWAY
Daniel A. Rykhus	Janet M. Holloway
President and Chief Executive Officer	Director
(Principal Executive Officer) and Director

/s/ TAIMUR SHARIH	/s/ KEVIN T. KIRBY
Taimur Sharih	Kevin T. Kirby
Vice President and Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ MARC E. LEBARON	/s/ LOIS M. MARTIN
Marc E. LeBaron	Lois M. Martin
Chairman of the Board	Director

/s/ JASON M. ANDRINGA	/s/ RICHARD W. PAROD
Jason M. Andringa	Richard W. Parod
Director	Director

/s/ THOMAS S. EVERIST
Thomas S. Everist
Director

Date: March 24, 2021

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the years ended January 31, 2021, 2020 and 2019
(in thousands)

		Additions
Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions From Reserves (1)	Balance at End of Year
Deducted in the balance sheet from the asset to which it applies:
Allowance for credit losses:
Year ended January 31, 2021	$1,380	$1,530	$—	$966	$1,944
Year ended January 31, 2020	739	816	—	175	1,380
Year ended January 31, 2019	978	37	—	276	739

Note:

(1)Represents uncollectable accounts receivable written off during the year, net of recoveries.