Form 10-Q
period 2021-04-30
RAVEN INDUSTRIES INC
filed 2021-05-25
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 21, 2021, there were 35,917,637 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	April 30, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$17,764	$32,938
Accounts receivable, net	68,064	48,669
Inventories, net	63,407	52,703
Other current assets	7,904	5,776
Total current assets	157,139	140,086

Property, plant and equipment, net	107,905	106,007
Goodwill	109,284	107,677
Intangible assets, net	46,074	44,585
Other assets	10,437	11,016
TOTAL ASSETS	$430,839	$409,371

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$22,535	$18,639
Accrued liabilities	33,836	30,401
Other current liabilities	3,751	2,998
Total current liabilities	60,122	52,038

Long-term debt	2,895	1,981
Other liabilities	23,837	23,997
Total liabilities	86,854	78,016

Commitments and contingencies (see Note 11)

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,583 and 67,533, respectively	67,583	67,533
Additional paid-in capital	67,266	66,670
Retained earnings	321,296	311,676
Accumulated other comprehensive loss	(977)	(3,341)
Treasury stock at cost, 31,665 and 31,665 shares, respectively	(111,183)	(111,183)
Total shareholders' equity	343,985	331,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$430,839	$409,371

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2021	April 30, 2020
Net sales	$112,486	$86,496
Cost of sales	72,500	58,029
Gross profit	39,986	28,467

Research and development expenses	11,462	10,505
Selling, general, and administrative expenses	16,951	14,023
Operating income	11,573	3,939

Other income (expense), net	30	(468)
Income before income taxes	11,603	3,471

Income tax expense (benefit)	1,983	(478)
Net income	9,620	3,949

Net loss attributable to redeemable noncontrolling interest	—	(98)

Net income attributable to Raven Industries, Inc.	$9,620	$4,047

Net income per common share:
─ Basic	$0.27	$0.11
─ Diluted	$0.26	$0.11

Comprehensive income:
Net income	$9,620	$3,949

Other comprehensive income (loss):
Foreign currency translation	2,344	(2,579)
Postretirement benefits, net of income tax (expense) benefit of $(5) and $1, respectively	20	(3)
Other comprehensive income (loss), net of tax	2,364	(2,582)

Comprehensive income	11,984	1,367

Comprehensive loss attributable to redeemable noncontrolling interest	—	(98)

Comprehensive income attributable to Raven Industries, Inc.	$11,984	$1,465

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended April 30, 2020
	$1 Par Common Stock	Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)
Balance January 31, 2020	$67,436	$61,508	$(111,183)	$302,300	$(5,415)	$314,646	$21,302
Net income (loss)	—	—	—	4,047	—	4,047	(98)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(2,579)	(2,579)	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $1	—	—	—	—	(3)	(3)	—
Reclassification and redemption of noncontrolling interest (see Note 1)	—	215	—	—	—	215	(21,204)
Cash dividends ($0.13 per share)	—	90	—	(4,748)	—	(4,658)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	11	(124)	—	—	—	(113)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	53	(680)	—	—	—	(627)	—
Share-based compensation	—	1,496	—	—	—	1,496	—
Balance April 30, 2020	$67,500	$62,505	$(111,183)	$301,599	$(7,997)	$312,424	$—

	Three Months Ended April 30, 2021
	$1 Par Common Stock	Additional Paid-in Capital	Treasury Stock at Cost	Retained Earnings	Accumulated Other Comprehen-sive Income (Loss)	Total Equity	Redeem-able Non-Controlling Interest
(dollars in thousands, except per-share amounts)
Balance January 31, 2021	$67,533	$66,670	$(111,183)	$311,676	$(3,341)	$331,355	$—
Net income	—	—	—	9,620	—	9,620	—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	2,344	2,344	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax expense of $(5)	—	—	—	—	20	20	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	1	(42)	—	—	—	(41)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	49	(1,096)	—	—	—	(1,047)	—
Share-based compensation	—	1,734	—	—	—	1,734	—
Balance April 30, 2021	$67,583	$67,266	$(111,183)	$321,296	$(977)	$343,985	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(dollars in thousands)	April 30, 2021	April 30, 2020
OPERATING ACTIVITIES:
Net income	$9,620	$3,949
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,511	4,176
Change in fair value of acquisition-related contingent consideration	—	(55)
Deferred income taxes	49	(1,060)
Share-based compensation expense	1,734	1,496
Other operating activities, net	(178)	(159)
Change in operating assets and liabilities:
Accounts receivable	(20,706)	937
Inventories	(10,592)	(4,008)
Other assets	(2,168)	(715)
Operating liabilities	9,951	7,290
Net cash provided by (used in) operating activities	(7,779)	11,851

INVESTING ACTIVITIES:
Capital expenditures	(5,605)	(4,434)
Purchases of investments	(587)	(98)
Proceeds from sale of assets	263	251
Other investing activities	(1,112)	(9)
Net cash used in investing activities	(7,041)	(4,290)

FINANCING ACTIVITIES:
Dividends paid	—	(4,658)
Proceeds from debt	815	50,150
Tax withholding on vesting of restricted stock	(1,047)	(627)
Employee stock option exercises, net of shares withheld for employee taxes	(41)	(113)
Other financing activities	(116)	(104)
Net cash provided by (used in) financing activities	(389)	44,648

Effect of exchange rate changes on cash	35	(335)

Net increase (decrease) in cash and cash equivalents	(15,174)	51,874
Cash and cash equivalents at beginning of year	32,938	20,707
Cash and cash equivalents at end of period	$17,764	$72,581

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

Financial results for the interim three-month period ended April 30, 2021, are not necessarily indicative of the results that may be expected for the year ending January 31, 2022. The January 31, 2021, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties (COVID-19)
The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of the Company's business. Economic conditions have continued to improve during the three-months ended April 30, 2021, however, the broader implications of the COVID-19 pandemic on the Company's financial condition and results of operations remain uncertain, and will depend on certain developments, including the effectiveness of vaccines to address the COVID-19 virus, as well as potential variants or further spread of the virus. The pandemic's ongoing impact to the Company's customers and suppliers remains uncertain. The Company may continue to experience supply chain constraints that hampers the Company's ability to fulfill orders on time or reduced customer demand in certain markets could materially and adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Redeemable Noncontrolling Interest
The Company acquired a majority ownership in Dot Technology Corp. (DOT) in the fourth quarter of fiscal 2020. DOT, located in Regina, Saskatchewan, Canada, designs autonomous agriculture solutions and manufactures an agriculture platform to semi-autonomously handle a large variety of agriculture implements. The acquisition provided noncontrolling interest shareholders various put options that, if exercised, obligated the Company to purchase their outstanding DOT shares. Due to the redemption features provided to the minority shareholders in the acquisition, the 36% remaining noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020. During the second quarter of fiscal 2021, the Company closed on the transaction to purchase the shares of the largest minority interest shareholder for $17,853, giving the Company full voting control of DOT. The remaining redeemable amount, as well as the liability for the noncontrolling interest redeemed in the prior fiscal year, totaling approximately $5,438, is payable in November 2021 and is classified as "Accrued Liabilities" in the Consolidated Balance Sheet at April 30, 2021.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes to the Company's significant accounting policies as described in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021, other than described below.

(dollars in thousands, except per-share amounts)

Software Development Costs
The Company capitalizes certain software development costs related to software to be sold, included in core autonomous products, or otherwise marketed. Capitalized software development costs include purchased materials and services, salary and benefits of our development and engineering staff, and other costs associated with the development of new products. Software development costs are expensed as incurred until technological feasibility has been established, at which time future costs incurred are capitalized until the product is available for general release to the public. Based on our product development process, technological feasibility is generally established once product and detailed program designs have been completed, uncertainties related to high-risk development issues have been resolved through coding and testing, and the Company has the capability to manufacture the end product. Once a software product is available for general release to the public, capitalized development costs associated with that product will begin to be amortized to "Cost of Sales" in the Consolidated Statements of Income and Comprehensive Income over the product's estimated economic life, using the greater of straight-line or a method that results in cost recognition in future periods that is consistent with the anticipated timing of product revenue recognition.
The capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value is expensed in the period such a determination is made. The gross carrying amount of software development costs was $795 and $0 at April 30, 2021 and January 31, 2021 respectively and is reported in "Intangible Assets, net" on the Consolidated Balance Sheets. No amortization expense was recorded in the three-month period ended April 30, 2021, as none of the software development costs were available for general release to the public.

Accounting Pronouncements
Accounting Standards Adopted
There are no significant Accounting Standard Updates (ASU's) issued that were adopted in the three-month period ended April 30, 2021.

New Accounting Standards Not Yet Adopted
There are no significant ASU's issued and not yet adopted as of April 30, 2021.

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	April 30, 2021	January 31, 2021
Accounts receivable, net:
Trade accounts	$63,788	$47,879
Unbilled receivables	6,157	2,734
Allowance for credit losses	(1,881)	(1,944)
	$68,064	$48,669
Inventories, net:
Finished goods	$12,535	$7,684
In process	1,270	759
Materials	49,602	44,260
	$63,407	$52,703
Other current assets:
Income tax receivable	876	1,440
Prepaid expenses and other	7,028	4,336
	$7,904	$5,776
Property, plant and equipment, net:(a)
Land	$3,117	$3,117
Buildings and improvements	86,785	84,651
Machinery and equipment	172,808	169,252
Financing lease right-of-use assets	1,245	1,282
	263,955	258,302
Accumulated depreciation	(156,050)	(152,295)
	$107,905	$106,007
Other assets:
Equity investments	$1,748	$1,595
Operating lease right-of-use assets	6,216	6,850
Deferred income taxes	352	360
Other	2,121	2,211
	$10,437	$11,016
Accrued liabilities:
Salaries and related	$6,588	$4,881
Benefits	6,508	6,255
Insurance obligations	1,746	1,896
Warranties	2,655	2,068
Income taxes	1,406	238
Other taxes	1,838	2,386
Acquisition-related contingent consideration	2,000	2,000
Lease liability	2,135	2,482
Other	8,960	8,195
	$33,836	$30,401
Other liabilities:
Postretirement benefits	$8,999	$8,996
Lease liability	4,989	5,426
Deferred income taxes	2,264	2,091
Uncertain tax positions	2,759	2,692
Other	4,826	4,792
	$23,837	$23,997
(a) Includes assets held for use and assets held for sale. The amount of assets held for sale at April 30, 2021, and January 31, 2021, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Anti-dilutive options and restricted stock units	110,906	321,454

The computation of earnings per share is presented below:

	Three Months Ended
	April 30, 2021	April 30, 2020
Numerator:
Net income attributable to Raven Industries, Inc.	$9,620	$4,047

Denominator:
Weighted average common shares outstanding	35,885,444	35,797,939
Weighted average fully vested stock units outstanding	151,971	129,672
Denominator for basic calculation	36,037,415	35,927,611

Weighted average common shares outstanding	35,885,444	35,797,939
Weighted average fully vested stock units outstanding	151,971	129,672
Dilutive impact of stock options and restricted stock units	412,579	138,613
Denominator for diluted calculation	36,449,994	36,066,224

Net income per share ─ basic	$0.27	$0.11
Net income per share ─ diluted	$0.26	$0.11

(dollars in thousands, except per-share amounts)

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

	Revenue by Product Category
	Three Months Ended April 30, 2021					Three Months Ended April 30, 2020
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$4,499	$—	$4,499	$—	$—	$6,082	$—	$6,082
International	—	—	597	—	597	—	—	12	—	12
Plastic Films & Sheeting
Domestic	—	45,402	—	(34)	45,368	—	30,556	—	(60)	30,496
International	—	3,363	—	—	3,363	—	2,842	—	—	2,842
Precision Agriculture Equipment
Domestic	35,652	—	—	—	35,652	30,861	—	—	—	30,861
International	19,216	—	—	—	19,216	11,146	—	—	—	11,146
Other
Domestic	—	—	3,767	—	3,767	—	—	5,052	—	5,052
International	—	—	24	—	24	—	—	5	—	5
Totals	$54,868	$48,765	$8,887	$(34)	$112,486	$42,007	$33,398	$11,151	$(60)	$86,496
(a) Intersegment sales for both fiscal 2022 and 2021 were primarily sales from Engineered Films to Aerostar.

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

During the three months ended April 30, 2021, the Company’s contract assets and liabilities increased by $3,418 and $753, respectively. The change was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	April 30, 2021	January 31, 2021	$ Change	% Change
Contract assets	$6,674	$3,256	$3,418	105.0%

Contract liabilities	3,751	$2,998	$753	25.1%

Remaining Performance Obligations
As of April 30, 2021, the Company has no remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the three-month period ending April 30, 2021, were not material.

(dollars in thousands, except per-share amounts)

(6) ACQUISITIONS AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2022 and 2021
There were no material business acquisitions in the three-month periods ended April 30, 2021 and April 30, 2020, respectively.

Acquisition-related Contingent Consideration
The Company has a contingent liability related to the acquisition of AgSync, Inc. (AgSync) in fiscal 2019. The Company also had contingent liabilities related to the acquisitions of Colorado Lining International, Inc. (CLI) in fiscal 2018; and Raven Europe B.V. (Raven Europe), formerly named SBG Innovatie BV and its affiliate Navtronics BVBA (collectively, SBG), in fiscal 2015; which were settled in the second and third quarters of the prior fiscal year, respectively. The fair value of such contingent consideration is estimated as of the acquisition date, and subsequently at the end of each reporting period, using forecasted cash flows. Projecting future cash flows requires the Company to make significant estimates and assumptions regarding future events, conditions, or revenues being achieved under the particular contingent agreement as well as the appropriate discount rate. Such valuation techniques include one or more significant inputs that are not observable (Level 3 fair value measures).

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Beginning balance	$2,000	$2,934
Change in fair value of the liability	—	(55)
Contingent consideration earn-out paid	—	(101)
Ending balance	$2,000	$2,778

Classification of liability in the consolidated balance sheet
Accrued liabilities	$2,000	$580
Other liabilities, long-term	—	2,198
Balance at April 30	$2,000	$2,778

For the acquisition of AgSync, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of April 30, 2021.

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three-month periods ended April 30, 2021 and 2020, respectively.

The changes in the carrying amount of goodwill by reporting segment were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2021	$73,811	$33,232	$634	$107,677
Foreign currency translation adjustment	1,607	—	—	1,607
Balance at April 30, 2021	$75,418	$33,232	$634	$109,284

Long-lived assets, including definite-lived intangibles
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles and property, plant, and equipment, if events or changes in circumstances indicate that an asset might be impaired. There were no impairment charges in the three-month periods ended April 30, 2021 and April 30, 2020, respectively.

(dollars in thousands, except per-share amounts)

Indefinite-lived intangible assets
Indefinite-lived intangible assets relate to in-process R&D (IPR&D) and are capitalized and subject to annual impairment testing using a fair-value based test. Amortization of the IPR&D will start when the current in-process research and development project is complete and the product is commercialized. Amortization of the IPR&D will be on a straight-line basis over the remaining estimated useful lives of these assets. No amortization has been recorded on these indefinite-lived intangible assets in the three-month periods ended April 30, 2021 and April 30, 2020, respectively.

The following table summarizes the components of intangible assets, which are reported net on the Consolidated Balance Sheets:

	April 30, 2021			January 31, 2021
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$9,257	$(8,424)	$833	$9,263	$(8,304)	$959
Customer relationships	16,125	(8,578)	7,547	16,128	(8,248)	7,880
Software development	795	—	795	—	—	—
Patents and other intangibles	7,495	(3,188)	4,307	7,297	(3,126)	4,171
In-process research and development(a)	32,592	—	32,592	31,575	—	31,575
Total	$66,264	$(20,190)	$46,074	$64,263	$(19,678)	$44,585
(a) A portion of these intangible assets are denominated in a foreign currency and subject to exchange rate fluctuations.

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Service cost	$9	$9
Interest cost	67	70
Amortization of actuarial losses	49	43
Amortization of unrecognized gains in prior service cost	(24)	(40)
Net periodic benefit cost	$101	$82

Postretirement benefit cost components are reclassified in their entirety from accumulated other comprehensive loss to net periodic benefit cost. Service cost is reported in net income as "Selling, general, and administrative expenses" in a manner consistent with the classification of direct labor and personnel costs of the eligible employees. The components of the net periodic benefit cost, other than the service cost component, are classified as a non-operating expense in "Other income (expense), net" on the Consolidated Statements of Income and Comprehensive Income.

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Beginning balance	$2,068	$2,019
Change in provision	704	390
Settlements made	(117)	(803)
Ending balance	$2,655	$1,606

(dollars in thousands, except per-share amounts)

(10) DEBT

Credit Facility
On September 20, 2019, the Company entered into a credit facility with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022. Loans or borrowings defined under the Credit Agreement accrue interest and fees at varying rates. The Credit Agreement includes an annual administrative fee as well as an unborrowed capacity fee. Debt under the agreement is subject to customary affirmative and negative covenants, including financial covenants. These financial covenants include a consolidated interest coverage ratio and consolidated leverage ratio, both of which are defined in the Credit Agreement. As of April 30, 2021, the Company has no outstanding borrowings under the Credit Agreement. The Company has $100,000 in availability under the Credit Agreement as of April 30, 2021. The credit facility may be utilized for strategic business purposes such as business acquisitions, and for net working capital needs.

The unamortized debt issuance costs associated with the Credit Agreement were as follows:

	April 30, 2021	January 31, 2021
Unamortized debt issuance costs(a)	$113	$133
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

Letters of credit (LOC) issued and outstanding were as follows:

	April 30, 2021	January 31, 2021
Letters of credit outstanding(a)	$50	$50
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

Long-Term Notes
The Company has a long-term note related to a financial assistance agreement (Agreement) with Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 in Canadian dollars, approximately $4,000 in US dollars, over a three-year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed. The Company is eligible to receive contributions for costs incurred for purposes specified in the Agreement and is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of April 30, 2021, the Company has received $2,895 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term debt" on the Consolidated Balance Sheets. No interest expense is being recorded prior to the interest start date.

At April 30, 2021, the Company's debt maturities based on outstanding principal were as follows:

	2022	2023	2024	2025	2026	Thereafter
Maturities of debt	$—	$—	$2,895	$—	$—	$—

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

(dollars in thousands, except per-share amounts)

(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes and R&D tax credits. The Company’s effective tax rates were as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Effective tax rate	17.1%	(13.8)%
The increase in the effective tax rate year-over-year was driven primarily by an increase in estimated pre-tax income in the current fiscal year. The Company operates both domestically and internationally. As of April 30, 2021, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

(13) DIVIDENDS AND TREASURY STOCK

On August 26, 2020, the Company announced that the Board of Directors ("Board") indefinitely suspended the Company’s regular quarterly cash dividend on its common stock, therefore no dividends were paid to Raven shareholders in the three-month period ended April 30, 2021. Dividends paid to Raven shareholders for the three months ended April 30, 2020 were $4,658. There were no declared and unpaid shareholder dividends at April 30, 2021 or 2020.

The Company has a stock buyback program approved by the Board in November 2014. The Company had no share repurchases in the three-month periods ended April 30, 2021 and 2020. The total amount authorized under the program is $75,000 and the remaining dollar value authorized for share repurchases at April 30, 2021 is $17,179. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Cost of sales	$76	$80
Research and development expenses	273	374
Selling, general, and administrative expenses	1,385	1,042
Total share-based compensation expense	$1,734	$1,496

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

(dollars in thousands, except per-share amounts)

Business segment financial performance and other information is as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Net sales
Applied Technology	$54,868	$42,007
Engineered Films	48,765	33,398
Aerostar	8,887	11,151
Intersegment eliminations(a)	(34)	(60)
Consolidated net sales	$112,486	$86,496

Operating income(b)
Applied Technology	$13,187	$8,939
Engineered Films	6,767	1,607
Aerostar	589	293
Intersegment eliminations	(7)	40
Total reportable segment income	20,536	10,879
General and administrative expenses(b)	(8,963)	(6,940)
Consolidated operating income	$11,573	$3,939
(a) Intersegment sales for both fiscal 2022 and 2021 were primarily sales from Engineered Films to Aerostar.
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary on the operating results, liquidity, capital resources, and financial condition of Raven Industries, Inc. (the Company or Raven) should be read in conjunction with the unaudited Consolidated Financial Statements in Item 1 of Part 1 of this Quarterly Report on Form 10-Q (Form 10-Q) and the Company's Annual Report on Form 10-K for the year ended January 31, 2021.

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

The following discussion highlights the consolidated operating results for the three-month periods ended April 30, 2021 and 2020. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended
(dollars in thousands, except per-share data)	April 30, 2021	April 30, 2020	% Change
Net sales	$112,486	$86,496	30.0%
Gross profit	$39,986	$28,467	40.5%
Gross margin (a)	35.5%	32.9%
Operating income	$11,573	$3,939	193.8%
Operating margin (a)	10.3%	4.6%
Other income (expense), net	$30	$(468)
Net income attributable to Raven Industries, Inc.	$9,620	$4,047	137.7%
Diluted earnings per share	$0.26	$0.11

Cash flow from (used in) operating activities	$(7,779)	$11,851	(165.6)%
Cash outflow for capital expenditures	$(5,605)	$(4,434)	26.4%

(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Consolidated Results
For the fiscal 2022 first quarter, net sales were $112.5 million, an increase of $26.0 million, or 30.0%, from $86.5 million in last year’s first quarter. The year-over-year growth was driven by increased sales in Applied Technology and Engineered Films. Applied Technology reported record quarterly revenue while overcoming supply chain constraints, as the demand for its industry-leading ag technology solutions was amplified by improved market conditions. In Engineered Films, the division's end-markets continue to recover from the adverse impacts of the global pandemic, leading to an increase in year-over-year volume and revenue across all end-markets, led by construction and agriculture. Aerostar was impacted by the conclusion of Loon activity and a decrease in aerostat sales, leading to a year-over-year decline in revenue.

The Company's operating income for the first quarter of fiscal 2022 was $11.6 million, up 193.8% from $3.9 million in the first quarter of fiscal 2021. The strong profitability performance in this year's first quarter was driven by increased sales volume and corresponding positive operating leverage. Included in the results for the first quarter of fiscal 2022 were $4.6 million of research and development and selling expenses to advance Raven Autonomy™, compared to $3.8 million in the prior year.

Net income for the first quarter of fiscal 2022 was $9.6 million, or $0.26 per diluted share, compared to net income of $4.0 million, or $0.11 per diluted share, in last year's first quarter. The Company's strategic investment in Raven Autonomy™ reduced net income attributable to Raven by $3.6 million, or $0.10 per diluted share, in the first quarter of fiscal 2022 compared to $2.9 million, or $0.08 per diluted share, in the prior year.

Applied Technology Division Results
Applied Technology's net sales in the first quarter of fiscal 2022 were $54.9 million, up $12.9 million, or 30.6%, compared to fiscal 2021 first quarter net sales of $42.0 million. The year-over-year sales growth was driven by increased sales in the OEM and aftermarket channels, both domestically and internationally, with substantial growth in Europe.

Division operating income in the first quarter of fiscal 2022 was $13.2 million, up $4.2 million, or 47.5% versus the first quarter of fiscal 2021. The year-over-year growth in operating income was driven by increased sales volumes and associated operating leverage, partially offset by rising input costs related to global supply chain dynamics. Included in the results was an incremental investment in research and development and selling expenses in Raven Autonomy™ of $4.6 million on a pre-tax basis, an increase of $0.8 million year-over-year.

Engineered Films Division Results
Engineered Films’ net sales in the first quarter of fiscal 2022 were $48.8 million, an increase of $15.4 million, or 46.0%, compared to fiscal 2021 first quarter net sales of $33.4 million. The division generated year-over-year sales growth across all end-markets, with agriculture and construction serving as the largest drivers, as the recovery from the adverse effects of the global pandemic continued to strengthen. Due to volatility in the resin market, the division has adjusted pricing commensurate with the changes in the market input costs.

Division operating income in the first quarter of fiscal 2022 was $6.8 million, up $5.2 million, or 321.1% versus the first quarter of fiscal 2021. The year-over-year increase was driven mainly by higher sales volume, resulting in positive operating leverage, and partially offset by rising input costs.

Aerostar Division Results
Aerostar's net sales in the first quarter of fiscal 2022 were $8.9 million, a decrease of $2.3 million, or 20.3%, compared to fiscal 2021 first quarter net sales of $11.2 million. Year-over-year revenue growth for defense related stratospheric balloon systems was offset by the conclusion of Loon activity, announced in the fourth quarter of fiscal 2021, and a decrease in aerostat revenue. Aerostar's financial performance is driven by the timing of government contracts, which can fluctuate on a quarterly basis. As such, it is beneficial to analyze the division over a longer period of time.

Division operating income in the first quarter of fiscal 2022 was $0.6 million, up $0.3 million, or 101.0%, versus the first quarter of fiscal 2021. The year-over-year improvement was driven by product mix and effective cost control measures.

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

	Three Months Ended
(dollars in thousands)	April 30, 2021	April 30, 2020	$ Change	% Change
Net sales	$54,868	$42,007	$12,861	30.6%
Gross profit	26,227	20,330	5,897	29.0%
Gross margin	47.8%	48.4%
Operating expenses	$13,040	$11,391	$1,649	14.5%
Operating expenses as % of sales	23.8%	27.1%
Operating income(a)	$13,187	$8,939	$4,248	47.5%
Operating margin	24.0%	21.3%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•Market conditions. Grain commodity prices reached levels not seen since 2014 during the first quarter of fiscal 2022 and the prior year fourth quarter, providing optimism within the ag market. These improved conditions, along with more normalized economic activity, has improved both domestic and international ag markets, leading to an increase in demand from both OEMs and aftermarket retailers. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology maintained or increased its market share in the first three months of fiscal 2022.
•Sales volume and selling prices. First quarter fiscal 2022 net sales increased $12.9 million or 30.6%, to $54.9 million compared to $42.0 million in the prior year. Higher sales volume, rather than a change in selling price, was the primary driver of this increase. Aftermarket and OEM sales were up 43.8% and 16.6% year-over-year, respectively. For the three-month period, domestic sales were up $4.8 million year-over-year and international sales were up $8.1 million year-over-year. Domestic OEM net sales in the first quarter of fiscal 2022 included a decrease in last time buy activity to a non-strategic OEM customer of $2.5 million year-over-year.
•International sales. For the first quarter of fiscal 2022, international sales totaled $19.2 million, up 72.4% from $11.1 million in the prior year comparative period. International sales represented 35.0% of segment revenue compared to 26.5% of segment revenue in the prior year comparative period. Increased demand in Europe and Australia drove an increase in international sales during the first quarter.
•Gross margin. Gross margin decreased from 48.4% in the prior year first quarter of fiscal 2021 to 47.8% in the first quarter of fiscal 2022. The year-over-year decrease in profitability was driven by higher material costs and production inefficiencies caused by supply chain constraints.
•Operating expenses. Fiscal 2022 first quarter operating expenses as a percentage of net sales were 23.8%, down from 27.1% in the prior year comparative period. The decrease was primarily driven by the increase in sales compared to the prior year.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended
(dollars in thousands)	April 30, 2021	April 30, 2020	$ Change	% Change
Net sales	$48,765	$33,398	$15,367	46.0%
Gross profit	10,036	4,263	5,773	135.4%
Gross margin	20.6%	12.8%
Operating expenses	$3,269	$2,656	$613	23.1%
Operating expenses as % of sales	6.7%	8.0%
Operating income(a)	$6,767	$1,607	$5,160	321.1%
Operating margin	13.9%	4.8%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three-month year-over-year changes:

•Market conditions. In the first quarter, Engineered films continued to see improved demand that started in the fourth quarter of the prior year. Demand was up across all markets, led by the agricultural and construction markets. In addition, the geomembrane market (including the energy sub-market) is showing signs of improvement, with oil prices having rebounded from lows experienced in the prior year and rig counts within the Permian Basin continuing to increase. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films maintained or increased its market share in most of its end markets in the first three months of fiscal 2022.
•Sales volume and selling prices. First quarter net sales were $48.8 million, an increase of $15.4 million, or 46.0%, compared to net sales of $33.4 million in the first quarter fiscal 2021. The division saw an increase in demand across all markets, as uncertainty caused by the global pandemic continues to fall, leading to improved market conditions. While the division adjusted selling prices to recover increasing input costs caused by volatility in the resin market, the primary driver of the increase in sales was an increase in sales volume. Sales volume, measured in pounds sold, increased approximately 45.7% compared to the prior year comparative period.
•Gross margin. For the three-month period, gross margin was 20.6%, increasing from 12.8% in the prior year comparative period. Higher sales volumes and operational efficiency gains from improved capacity utilization drove the significant increase in gross margin compared to the prior year first quarter.
•Operating expenses. As a percentage of net sales, operating expenses were 6.7% in the current year three-month period as compared to 8.0% in the prior year comparative period. The decrease was primarily driven by the increase in sales compared to the prior year.

Aerostar
Aerostar serves the commercial lighter-than-air and aerospace and defense markets. Aerostar's core products include high-altitude stratospheric balloon systems and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended
(dollars in thousands)	April 30, 2021	April 30, 2020	$ Change	% Change
Net sales	$8,887	$11,151	$(2,264)	(20.3)%
Gross profit	3,730	3,834	(104)	(2.7)%
Gross margin	42.0%	34.4%
Operating expenses	$3,141	$3,541	$(400)	(11.3)%
Operating expenses as % of sales	35.3%	31.8%
Operating income(a)	$589	$293	$296	101.0%
Operating margin	6.6%	2.6%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three-month year-over-year changes:

•Market conditions. Aerostar’s markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not model comparative market share position for its divisions, but the Company believes Aerostar has maintained its market share in the first three months of fiscal 2022.
•Sales volume. Net sales decreased 20.3% from $11.2 million for the three-month period ended April 30, 2020, to $8.9 million for the three-month period ended April 30, 2021. The division saw year-over-year growth for defense related stratospheric balloon systems, however, this was offset by the conclusion of Loon activity and a decrease in aerostat revenue. There was no aerostat revenue in the first quarter of the current year compared to $0.9 million in the first quarter of the prior year.
•Gross margin. For the three-month period, gross margin increased from 34.4% to 42.0%. Sales mix and cost control measures implemented during the quarter to reduce overhead expenses drove the improvement in gross margin.
•Operating expenses. First quarter fiscal 2022 operating expense was $3.1 million, or 35.3% of net sales, an increase from 31.8% of net sales in the first quarter of fiscal 2021. Despite the $0.4 million decrease in operating expenses, the significant decrease in revenues drove operating expenses as a percentage to sales higher. The division continues to make focused investments in research and development and selling activities to drive growth and secure contract awards.

Corporate Expenses (administrative expenses; other income (expense), net; and effective tax rate)

	Three Months Ended
(dollars in thousands)	April 30, 2021	April 30, 2020
Administrative expenses	$8,963	$6,940
Administrative expenses as a % of sales	8.0%	8.0%
Other income (expense), net	$30	$(468)
Effective tax rate	17.1%	(13.8)%

Administrative spending for the three-month period of fiscal 2022 was up 29.1% compared to fiscal 2021. Improved profitability during the quarter drove higher incentives, along with continued spending for Project Atlas, an ongoing project to the replace the Company's ERP system.

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses. There were no significant items in other income (expense), net for the three-month period in fiscal 2022 and 2021.

The Company’s effective tax rates for the three-month periods ended April 30, 2021 and 2020, were 17.1% and (13.8)%, respectively. The year-over-year volatility in the effective tax rate for the three-month period was driven primarily by an increase in the current year profitability.

MARKET CONDITIONS AND OUTLOOK

The Company is off to a good start in fiscal 2022, with Applied Technology breaking its previous quarterly record for revenue, while also making significant progress on the strategic platforms for growth. The Company saw improving demand during the first quarter within Applied Technology and Engineered Films and is well-positioned to drive revenue and earnings growth for the Company. The Company expects global supply chain constraints to persist throughout the year, but remain confident in the management team's ability to continue to manage these challenges.

Applied Technology was able to overcome supply chain constraints experienced across the world to generate record revenue for the first quarter. The momentum and demand in the market continues to grow for the Company's ag technology solutions. Order activity remained strong in the first quarter of fiscal 2022. In Raven Autonomy, the Company is on track for commercialization goals in the current year. The division has secured 36 orders for OMNiDRIVE™ (formerly known as AutoCart®), the Company's advanced Driverless Ag Technology solution. In addition, the division expects to release OMNiDRIVE™ system compatible with Case IH Magnum and New Holland tractors this fall, ahead of the targeted date. For OMNiPOWER™ (formerly known as Dot®), the Company expects to sell out its current manufacturing capacity in the fiscal year. To meet future demand, Applied Technology is planning with a strategic partner to significantly expand production capacity for

OMNiPOWER™. Demand for autonomous ag solutions is strong, and the limited commercial releases of OMNiDRIVE™ and OMNiPOWER™ in fiscal 2022 will provide valuable customer engagement and insight as the Company executes on its strategy of advancing technology that improves agriculture practices globally. The solutions being developed are significant advancements in ag technology that will help solve labor shortages, provide greater efficiencies and enhance sustainability in agriculture across the world.

Engineered Films generated substantial year-over-year growth as their end-markets continued their recovery from the global pandemic. Rising prices and volatility in the resin market presented challenges in the first quarter of the year. However, the division's offering of highly engineered, high-value films provides flexibility to be able to mitigate rising input costs and maintain strong profitability within the division. In Raven Composites™, the division continued to build out its composites production operations in the first quarter. The Company began installation of its composites equipment and expects to have operations running by the end of the second quarter. In addition, the division continues to build relationships with strategic customers as it executes on its strategy of supplying thinner, lighter and stronger materials that combine high-value films with rigid composites that provide superior value across multiple end-markets.

Aerostar continued to advance the technology for the division's stratospheric and radar solutions in the first quarter, while improving profitability year-over-year and sequentially. The momentum around utilizing the division's technology in defense applications continues to grow, and the management team is working to advance solutions down the pathway of becoming a program of record. Over the remainder of the year, the division has a significant number of flight campaigns scheduled with multiple Department of Defense agencies as the division continues to showcase the industry-leading capability for stratospheric balloon systems.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	April 30, 2021	January 31, 2021	April 30, 2020
Cash and cash equivalents	$17,764	$32,938	$72,581

	Three Months Ended
(dollars in thousands)	April 30, 2021	April 30, 2020
Cash provided by (used in) operating activities	$(7,779)	$11,851
Cash used in investing activities	(7,041)	(4,290)
Cash provided by (used in) financing activities	(389)	44,648
Effect of exchange rate changes on cash and cash equivalents	35	(335)
Net change in cash and cash equivalents	$(15,174)	$51,874

Cash and cash equivalents totaled $17.8 million at April 30, 2021, a sequential decrease of $15.2 million from January 31, 2021. The decrease in cash was driven by an increase in net working capital needs due to the significant increase in revenue in Applied Technology and Engineered Films operating segments as well as investments to advance Raven Autonomy™ and Raven Composites™. Cash and cash equivalents as of April 30, 2020 was $72.6 million. In the first quarter of the prior year, during the early stages of the pandemic, the Company made a $50.0 million draw on its credit facility. No draws were made on the credit facility in the first quarter of fiscal 2022.

Operating Activities
Cash provided by operating activities was primarily derived from cash received from customers, offset by cash payments for inventories, services, and employee compensation. Cash used in operating activities was $7.8 million for the first three months of fiscal 2022 compared with cash provided by operating activities of $11.9 million in the first three months of fiscal 2021. The decrease in operating cash flows year-over-year was driven by the increase in net working capital in the current year to support the significant increase in sales orders in Applied Technology and Engineered Films. In the prior year first quarter, the Company took significant steps to reduce working capital due to the economic downturn caused by pandemic. There was a sequential increase in net working capital of $26.2 million in the three months ended April 30, 2021, but as a percentage of sales, net working capital declined. Net working capital for the three months ended April 30, 2020 decreased $4.5 million.

The Company's net working capital for the comparative periods was as follows:

(dollars in thousands)	April 30, 2021	April 30, 2020
Accounts receivable, net	$68,064	$60,336
Plus: Inventories, net	63,407	57,101
Less: Accounts payable	22,535	20,392
Net working capital(a)	$108,936	$97,045

Annualized net sales(b)	449,944	345,984
Net working capital percentage(c)	24.2%	28.0%
(a) Net working capital is defined as accounts receivable, (net) plus inventories, (net) less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Year-over-year, net working capital increased $11.9 million, to $108.9 million at April 30, 2021. The Company increased inventory in Applied Technology and Engineered Films to meet increased demand in fiscal 2022 and accounts receivable increased as sales were up significantly year-over-year. Although net working capital increased, net working capital percentage was down year-over-year in the first quarter of fiscal 2022. The decline in net working capital percentage was due to a significant increase in sales, indicating working capital is within the appropriate range for normalized operations.

Inventory levels increased $6.3 million, or 11.0%, year-over-year from $57.1 million at April 30, 2020, to $63.4 million at April 30, 2021. In comparison, consolidated net sales increased $26.0 million, or 30.0%, year-over-year in the first quarter. The increase in inventory was primarily driven by strategic actions within Applied Technology and Engineered Films divisions to fulfill the increase in sales order backlog.

Accounts receivable increased $7.8 million or 12.8%, year-over-year to $68.1 million at April 30, 2021, from $60.3 million at April 30, 2020. In comparison, consolidated net sales increased $26.0 million, or 30.0%, year-over-year in the first quarter. Higher sales volume was the primary driver of the year-over-year increase in accounts receivable.

Accounts payable increased $2.1 million, or 10.5%, year-over-year from $20.4 million at April 30, 2020, to $22.5 million at April 30, 2021. The increase in accounts payable year-over-year was primarily due to timing of purchases and increase in raw materials inventory to support increased demand.
Investing Activities
Cash used by investing activities was $7.0 million for the first three months of fiscal 2022 compared with cash used of $4.3 million in the first three months of fiscal 2021. Capital expenditure spending increased $1.2 million compared to the prior year three-month period primarily due to investments in equipment for Engineered Films to support Raven Composites™. In the first quarter of fiscal 2022, capitalized spending for intangibles included approximately $0.8 million for capitalized software development costs in Applied Technology, compared to none in the prior year.

Financing Activities
Cash provided by financing activities for the first three months of fiscal 2022 decreased $45.0 million compared to the first three months of fiscal 2021. In the first quarter of the current year, the Company made no draws on its credit facility, compared to the $50.0 million draw made on its credit facility during the early stages of the pandemic in the prior year. Offsetting this decrease was $4.7 million cash outflows for dividends in first three months of the prior year compared to no dividend payments in the current year. On August 26, 2020, the Company announced that the board of directors indefinitely suspended the

Company’s regular quarterly cash dividend on its common stock. The Company has reallocated this capital to supplement and accelerate investments in the Company's Strategic Platforms for Growth; Raven Autonomy™, Raven Composites™, and Raven Thunderhead Balloon Systems.

Other Liquidity and Capital Resources
The Company entered into a $100 million credit agreement on September 20, 2019, with a maturity date of September 20, 2022. Availability under the Credit Agreement for borrowings as of April 30, 2021, was $100.0 million. This agreement (Credit Agreement) is more fully described in Note 10 Debt of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Debt under the Credit Agreement is subject to customary affirmative and negative covenants, including financial covenants. These financial covenants include a consolidated interest coverage ratio and consolidated leverage ratio, both of which are defined in the Credit Agreement. Non-financial covenants, include those relating to financial reporting and notification, limits on levels of indebtedness and liens, investments, mergers and acquisitions, affiliate transactions, sales of assets, restrictive agreements, and change in control as defined in the Credit Agreement. The Company is in compliance with all financial covenants set forth in the Credit Agreement.

Letters of credit (LOCs) totaling $0.1 million were outstanding at both April 30, 2021 and April 30, 2020. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC. There have been no material changes to our critical accounting policies and estimates during the three-month period ended April 30, 2021.

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

The exposure to market risks pertains mainly to changes in interest rates on cash, cash equivalents and short-term investments. The Company's outstanding debt relates to a long-term note that bears no interest until April 2023, with an outstanding balance of $2.9 million and $2.0 million as of April 30, 2021 and January 31, 2021, respectively. The Company also has finance lease obligations of $0.7 million and $0.8 million as of April 30, 2021 and January 31, 2021. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $2.2 million and $2.1 million at April 30, 2021 and January 31, 2021, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2021. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended April 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:

The Company’s business is subject to a number of risks, including those identified in Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive and additional risks we currently deem to be immaterial or are unknown to us at this time also could materially affect our business, results of operations, financial condition, and/or liquidity.

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

RAVEN INDUSTRIES, INC.

/s/ Taimur Sharih
Taimur Sharih
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: May 25, 2021