Form 10-Q
period 2021-07-31
RAVEN INDUSTRIES INC
filed 2021-08-25
CIK 82166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 20, 2021, there were 35,917,637 shares of common stock, $1 par value, of Raven Industries, Inc. outstanding. There were no other classes of stock outstanding.

RAVEN INDUSTRIES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAVEN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(dollars and shares in thousands, except per-share data)	July 31, 2021	January 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$13,077	$32,938
Accounts receivable, net	70,591	48,669
Inventories, net	75,692	52,703
Other current assets	8,550	5,776
Total current assets	167,910	140,086

Property, plant and equipment, net	108,883	106,007
Goodwill	108,574	107,677
Intangible assets, net	47,470	44,585
Other assets	11,395	11,016
TOTAL ASSETS	$444,232	$409,371

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$21,588	$18,639
Accrued liabilities	39,173	30,401
Other current liabilities	5,088	2,998
Total current liabilities	65,849	52,038

Long-term debt	2,849	1,981
Other liabilities	23,010	23,997
Total liabilities	91,708	78,016

Commitments and contingencies (see Note 11)

Shareholders' equity
Common stock, $1 par value, authorized shares 100,000; issued 67,583 and 67,533, respectively	67,583	67,533
Additional paid-in capital	69,910	66,670
Retained earnings	328,149	311,676
Accumulated other comprehensive loss	(1,935)	(3,341)
Treasury stock at cost, 31,665 and 31,665 shares, respectively	(111,183)	(111,183)
Total shareholders' equity	352,524	331,355
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$444,232	$409,371

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended		Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Net sales	$114,426	$85,179	$226,912	$171,675
Cost of sales	72,257	55,047	144,757	113,076
Gross profit	42,169	30,132	82,155	58,599

Research and development expenses	12,465	10,808	23,927	21,313
Selling, general, and administrative expenses	21,370	13,181	38,321	27,204
Operating income	8,334	6,143	19,907	10,082

Other income (expense), net	(276)	377	(246)	(91)
Income before income taxes	8,058	6,520	19,661	9,991

Income tax expense	1,205	701	3,188	223
Net income	6,853	5,819	16,473	9,768

Net loss attributable to redeemable noncontrolling interest	—	—	—	(98)

Net income attributable to Raven Industries, Inc.	$6,853	$5,819	$16,473	$9,866

Net income per common share:
─ Basic	$0.19	$0.16	$0.46	$0.27
─ Diluted	$0.19	$0.16	$0.45	$0.27

Comprehensive income:
Net income	$6,853	$5,819	$16,473	$9,768

Other comprehensive income (loss):
Foreign currency translation	(978)	1,868	1,366	(711)
Postretirement benefits, net of income tax (expense) benefit $(6), $1 and $(11) and $2, respectively	20	(2)	40	(5)
Other comprehensive income (loss), net of tax	(958)	1,866	1,406	(716)

Comprehensive income	5,895	7,685	17,879	9,052

Comprehensive loss attributable to redeemable noncontrolling interest	—	—	—	(98)

Comprehensive income attributable to Raven Industries, Inc.	$5,895	$7,685	$17,879	$9,150

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended July 31, 2021
	$1 Par Common Stock	Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance April 30, 2021	$67,583	$67,266	$(111,183)	$321,296	$(977)	$343,985
Net income	—	—	—	6,853	—	6,853
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(978)	(978)
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax expense of $(6)	—	—	—	—	20	20
Share-based compensation	—	2,644	—	—	—	2,644
Balance July 31, 2021	$67,583	$69,910	$(111,183)	$328,149	$(1,935)	$352,524

	Six Months Ended July 31, 2021
	$1 Par Common Stock	Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance January 31, 2021	$67,533	$66,670	$(111,183)	$311,676	$(3,341)	$331,355
Net income	—	—	—	16,473	—	16,473
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	1,366	1,366
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax expense of $(11)	—	—	—	—	40	40
Shares issued on stock options exercised, net of shares withheld for employee taxes	1	(42)	—	—	—	(41)
Shares issued on vesting of stock units, net of shares withheld for employee taxes	49	(1,096)	—	—	—	(1,047)
Share-based compensation	—	4,378	—	—	—	4,378
Balance July 31, 2021	$67,583	$69,910	$(111,183)	$328,149	$(1,935)	$352,524

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)

	Three Months Ended July 31, 2020
	$1 Par Common Stock	Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance April 30, 2020	$67,500	$62,505	$(111,183)	$301,599	$(7,997)	$312,424	$—
Net income	—	—	—	5,819	—	5,819	—
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	1,868	1,868	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $1	—	—	—	—	(2)	(2)	—
Cash dividends ($0.13 per share)	—	93	—	(4,753)	—	(4,660)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	1	(12)	—	—	—	(11)	—
Director shares issued	9	(9)	—	—	—	—	—
Share-based compensation	—	2,113	—	—	—	2,113	—
Balance July 31, 2020	$67,510	$64,690	$(111,183)	$302,665	$(6,131)	$317,551	$—

	Six Months Ended July 31, 2020
	$1 Par Common Stock	Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity	Redeemable Non-Controlling Interest
(dollars in thousands, except per-share amounts)			Treasury Stock at Cost
Balance January 31, 2020	$67,436	$61,508	$(111,183)	$302,300	$(5,415)	$314,646	$21,302
Net income (loss)	—	—	—	9,866	—	9,866	(98)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	—	—	—	—	(711)	(711)	—
Postretirement benefits reclassified from accumulated other comprehensive income (loss) after tax benefit of $2	—	—	—	—	(5)	(5)	—
Reclassification and redemption of noncontrolling interest (see Note 1)	—	215	—	—	—	215	(21,204)
Cash dividends ($0.26 per share)	—	183	—	(9,501)	—	(9,318)	—
Shares issued on stock options exercised, net of shares withheld for employee taxes	11	(124)	—	—	—	(113)	—
Shares issued on vesting of stock units, net of shares withheld for employee taxes	54	(692)	—	—	—	(638)	—
Director share issued	9	(9)	—	—	—	—	—
Share-based compensation	—	3,609	—	—	—	3,609	—
Balance July 31, 2020	$67,510	$64,690	$(111,183)	$302,665	$(6,131)	$317,551	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

RAVEN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(dollars in thousands)	July 31, 2021		July 31, 2020
OPERATING ACTIVITIES:
Net income	$16,473		$9,768
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,100		8,478
Change in fair value of acquisition-related contingent consideration	—		(212)
Deferred income taxes	(2,521)		(2,392)
Share-based compensation expense	4,378		3,609
Other operating activities, net	266		(237)
Change in operating assets and liabilities:
Accounts receivable	(22,053)		8,669
Inventories	(22,959)		(204)
Other assets	(3,023)		(420)
Operating liabilities	15,226		3,525
Net cash provided by (used in) operating activities	(5,113)		30,584

INVESTING ACTIVITIES:
Capital expenditures	(10,044)		(7,783)
Proceeds from sale or maturities of investments	83	-4171000.00	336
Purchases of investments	(733)		(146)
Proceeds from sale of assets	263		251
Purchases of other intangibles	(1,964)		—
Other investing activities	(1,820)		24
Net cash used in investing activities	(14,215)		(7,318)

FINANCING ACTIVITIES:
Dividends paid	—		(9,318)
Proceeds from debt	10,815		50,150
Repayments of debt	(10,000)	-11580000.00	(50,000)
Payments for redeemable noncontrolling interest	—		(17,853)
Tax withholding on vesting of restricted stock	(1,047)		(638)
Employee stock option exercises, net of shares withheld for employee taxes	(41)		(113)
Other financing activities	(212)		(208)
Net cash used in financing activities	(485)		(27,980)

Effect of exchange rate changes on cash	(48)		(180)

Net decrease in cash and cash equivalents	(19,861)		(4,894)
Cash and cash equivalents at beginning of year	32,938		20,707
Cash and cash equivalents at end of period	$13,077		$15,813

Significant non-cash transactions:
Capital expenditures converted from inventories	$—		$2,774

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

Financial results for the interim three and six-month periods ended July 31, 2021, are not necessarily indicative of the results that may be expected for the year ending January 31, 2022. The January 31, 2021, consolidated balance sheet was derived from audited financial statements but does not include all disclosures required in an annual report on Form 10-K. Preparing financial statements in conformity with GAAP requires management to make certain estimates and assumptions. These affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Proposed Transaction with CNH Industrial N.V.
On June 20, 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with CNH Industrial N.V., a Netherlands public limited liability company (“CNH Industrial”). Under the terms of the agreement, CNH Industrial will acquire 100% of the capital stock of Raven for $58.00 per share. The merger is subject to shareholder approval, as well as to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of fiscal year 2022.

The Company incurred $4,863 and $5,163 of merger-related expenses in the three- and six-month period ended July 31, 2021. These costs relate primarily to professional service fees in connection with the proposed merger. The costs incurred are reported as "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income.

Risks and Uncertainties (COVID-19)
The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain areas of the Company's business. Economic conditions have continued to improve during the six-months ended July 31, 2021, however, the broader implications of the COVID-19 pandemic on the Company's financial condition and results of operations remain uncertain, and will depend on certain developments, including the effectiveness of vaccines to address the COVID-19 virus, as well as potential variants or further spread of the virus. The pandemic's ongoing impact to the Company's customers and suppliers remains uncertain. The Company may continue to experience supply chain constraints that hampers the Company's ability to fulfill orders on time or reduced customer demand in certain markets could materially and adversely impact business, financial condition, results of operations, liquidity and cash flows in future periods.

Redeemable Noncontrolling Interest
The Company acquired a majority ownership in Dot Technology Corp. (DOT) in the fourth quarter of fiscal 2020. DOT, located in Regina, Saskatchewan, Canada, designs autonomous agriculture solutions and manufactures an agriculture platform to semi-autonomously handle a large variety of agriculture implements. The acquisition provided noncontrolling interest shareholders various put options that, if exercised, obligated the Company to purchase their outstanding DOT shares. Due to the redemption features provided to the minority shareholders in the acquisition, the 36% remaining noncontrolling interest was classified as a redeemable noncontrolling interest in the Company’s Consolidated Balance Sheets as of January 31, 2020. During the second quarter of fiscal 2021, the Company closed on the transaction to purchase the shares of the largest minority interest shareholder for $17,853, giving the Company full voting control of DOT. The remaining redeemable amount, as well as

(dollars in thousands, except per-share amounts)

the liability for the noncontrolling interest redeemed in fiscal year 2020, totaling approximately $5,352, is payable in November 2021 and is classified as "Accrued Liabilities" in the Consolidated Balance Sheet at July 31, 2021.

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
The capitalized software development costs are subject to an ongoing assessment of recoverability, which is impacted by estimates and assumptions of future revenues and expenses for these software products, as well as other factors such as changes in product technologies. Any portion of unamortized capitalized software development costs that is determined to be in excess of net realizable value is expensed in the period such a determination is made. The gross carrying amount of software development costs was $1,439 and $0 at July 31, 2021 and January 31, 2021 respectively and is reported in "Intangible Assets, net" on the Consolidated Balance Sheets. No amortization expense was recorded in the three- and six-month periods ended July 31, 2021.

Accounting Pronouncements
Accounting Standards Adopted
There are no significant Accounting Standard Updates (ASU's) issued that were adopted in the six-month period ended July 31, 2021.

New Accounting Standards Not Yet Adopted
There are no significant ASU's issued and not yet adopted as of July 31, 2021.

(dollars in thousands, except per-share amounts)

(3) SELECTED BALANCE SHEET INFORMATION

Following are the components of selected items from the Consolidated Balance Sheets:

	July 31, 2021	January 31, 2021
Accounts receivable, net:
Trade accounts	$71,413	$47,879
Unbilled receivables	1,084	2,734
Allowance for credit losses	(1,906)	(1,944)
	$70,591	$48,669
Inventories, net:
Finished goods	$12,788	$7,684
In process	1,849	759
Materials	61,055	44,260
	$75,692	$52,703
Other current assets:
Income tax receivable	$701	$1,440
Prepaid expenses and other	7,849	4,336
	$8,550	$5,776
Property, plant and equipment, net:(a)
Land	$3,117	$3,117
Buildings and improvements	87,444	84,651
Machinery and equipment	176,381	169,252
Financing lease right-of-use assets	1,561	1,282
	268,503	258,302
Accumulated depreciation	(159,620)	(152,295)
	$108,883	$106,007
Other assets:
Equity investments	$1,835	$1,595
Operating lease right-of-use assets	5,816	6,850
Deferred income taxes	2,038	360
Other	1,706	2,211
	$11,395	$11,016
Accrued liabilities:
Salaries and related	$6,953	$4,881
Benefits	6,597	6,255
Insurance obligations	1,700	1,896
Warranties	3,085	2,068
Income taxes	1,370	238
Other taxes	1,996	2,386
Acquisition-related contingent consideration	2,000	2,000
Lease liability	1,916	2,482
Other	13,556	8,195
	$39,173	$30,401
Other liabilities:
Postretirement benefits	$9,012	$8,996
Lease liability	4,898	5,426
Deferred income taxes	1,345	2,091
Uncertain tax positions	2,823	2,692
Other	4,932	4,792
	$23,010	$23,997
(a) Includes assets held for use and assets held for sale. The amount of assets held for sale at July 31, 2021, and January 31, 2021, were not material.

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
Certain outstanding options and restricted stock units were excluded from the diluted net income per share calculations because their effect would have been anti-dilutive under the treasury stock method. The options and restricted stock units excluded from the diluted net income per share calculation were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Anti-dilutive options and restricted stock units	934	321,613	610	321,534

The computation of earnings per share is presented below:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Numerator:
Net income attributable to Raven Industries, Inc.	$6,853	$5,819	$16,473	$9,866

Denominator:
Weighted average common shares outstanding	35,917,637	35,838,509	35,901,540	35,818,224
Weighted average fully vested stock units outstanding	167,874	157,488	159,923	143,580
Denominator for basic calculation	36,085,511	35,995,997	36,061,463	35,961,804

Weighted average common shares outstanding	35,917,637	35,838,509	35,901,540	35,818,224
Weighted average fully vested stock units outstanding	167,874	157,488	159,923	143,580
Dilutive impact of stock options and restricted stock units	384,432	85,991	385,952	117,485
Denominator for diluted calculation	36,469,943	36,081,988	36,447,415	36,079,289

Net income per share ─ basic	$0.19	$0.16	$0.46	$0.27
Net income per share ─ diluted	$0.19	$0.16	$0.45	$0.27

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

	Revenue by Product Category
	Three Months Ended July 31, 2021					Three Months Ended July 31, 2020
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$9,479	$—	$9,479	$—	$—	$10,008	$—	$10,008
International	—	—	—	—	—	—	—	34	—	34
Plastic Films & Sheeting
Domestic	—	52,337	—	(49)	52,288	—	32,478	—	(38)	32,440
International	—	4,750	—	—	4,750	—	3,774	—	—	3,774
Precision Agriculture Equipment
Domestic	32,209	—	—	—	32,209	28,000	—	—	(2)	27,998
International	12,392	—	—	—	12,392	7,502	—	—	—	7,502
Other
Domestic	—	—	3,306	—	3,306	—	—	3,423	—	3,423
International	—	—	2	—	2	—	—	—	—	—
Totals	$44,601	$57,087	$12,787	$(49)	$114,426	$35,502	$36,252	$13,465	$(40)	$85,179

	Six Months Ended July 31, 2021					Six Months Ended July 31, 2020
	ATD	EFD	AERO	ELIM(a)	Total	ATD	EFD	AERO	ELIM(a)	Total
Lighter-than-Air
Domestic	$—	$—	$13,978	$—	$13,978	$—	$—	$16,090	$—	$16,090
International	—	—	597	—	597	—	—	46	—	46
Plastic Films & Sheeting
Domestic	—	97,739	—	(83)	97,656	—	63,034	—	(98)	62,936
International	—	8,113	—	—	8,113	—	6,616	—	—	6,616
Precision Agriculture Equipment
Domestic	67,861	—	—	—	67,861	58,861	—	—	(2)	58,859
International	31,608	—	—	—	31,608	18,648	—	—	—	18,648
Other
Domestic	—	—	7,073	—	7,073	—	—	8,475	—	8,475
International	—	—	26	—	26	—	—	5	—	5
Totals	$99,469	$105,852	$21,674	$(83)	$226,912	$77,509	$69,650	$24,616	$(100)	$171,675
(a) Intersegment sales for both fiscal 2022 and 2021 were primarily sales from Engineered Films to Aerostar.

Contract Balances
Contract balances consist of contract assets and contract liabilities. Contract assets primarily relate to the Company’s rights to consideration for work completed but not yet billed for at the reporting date, or retainage provisions on billings that have been issued. Contract liabilities primarily relate to consideration received from customers prior to transferring goods or services to the customer. Contract assets and contract liabilities are reported in "Accounts receivable, net" and "Other current liabilities" in

(dollars in thousands, except per-share amounts)

the Consolidated Balance Sheets, respectively.

During the six months ended July 31, 2021, the Company’s contract assets decreased by $1,679 while contract liabilities increased $2,090. The change was primarily a result of the contract terms which include timing of customer payments, timing of invoicing, and progress made on open contracts. Due to the short-term nature of the Company’s contracts, substantially all contract liabilities are recognized as revenue during the twelve months thereafter. Changes in our contract assets and liabilities were as follows:

	July 31, 2021	January 31, 2021	$ Change	% Change
Contract assets	$1,577	$3,256	$(1,679)	(51.6)%

Contract liabilities	$5,088	$2,998	$2,090	69.7%

Remaining Performance Obligations
As of July 31, 2021, the Company has no remaining performance obligations related to customer contracts with an original expected duration of one year or more. Revenue recognized from performance obligations satisfied in the prior period during the six-month period ending July 31, 2021, were not material.

(6) ACQUISITIONS AND INVESTMENTS IN BUSINESSES AND TECHNOLOGIES

Fiscal year 2022 and 2021
There were no material business acquisitions in the three- and six-month periods ended July 31, 2021 and July 31, 2020, respectively.

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

Changes in the fair value of the liability for acquisition-related contingent consideration are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Beginning balance	$2,000	$2,778	$2,000	$2,934
Change in fair value of the liability	—	(157)	—	(212)
Contingent consideration earn-out paid	—	(162)	—	(263)
Ending balance	$2,000	$2,459	$2,000	$2,459

Classification of liability in the consolidated balance sheet
Accrued liabilities	$2,000	$233	$2,000	$233
Other liabilities, long-term	—	2,226	—	2,226
Balance at July 31	$2,000	$2,459	$2,000	$2,459

For the acquisition of AgSync, the Company entered into a contingent earn-out agreement, not to exceed $3,500. The earn-out is to be paid annually over three years after the purchase date, contingent upon achieving certain revenue milestones. The Company has made no payments on this potential earn-out liability as of July 31, 2021.

(dollars in thousands, except per-share amounts)

(7) GOODWILL, LONG-LIVED ASSETS, AND OTHER CHARGES

Goodwill
Management assesses goodwill for impairment annually during the fourth quarter and between annual tests whenever a triggering event indicates there may be an impairment. Impairment tests of goodwill are done at the reporting unit level. There were no goodwill impairment losses reported in the three- and six-month periods ended July 31, 2021 and 2020, respectively.

The changes in the carrying amount of goodwill by reporting segment were as follows:

	Applied Technology	Engineered Films	Aerostar	Total
Balance at January 31, 2021	$73,811	$33,232	$634	$107,677
Foreign currency translation adjustment	897	—	—	897
Balance at July 31, 2021	$74,708	$33,232	$634	$108,574

Long-lived assets, including definite-lived intangibles
The Company assesses the recoverability of long-lived assets, including definite-lived intangibles and property, plant, and equipment, if events or changes in circumstances indicate that an asset might be impaired. There were no impairment charges in the three- and six-month periods ended July 31, 2021 and July 31, 2020, respectively.

Indefinite-lived intangible assets
Indefinite-lived intangible assets relate to in-process R&D (IPR&D) and are capitalized and subject to annual impairment testing using a fair-value based test. Amortization of the IPR&D will start when the current in-process research and development project is complete and the product is commercialized. Amortization of the IPR&D will be on a straight-line basis over the remaining estimated useful lives of these assets. The IPR&D project for OMNiDRIVE™ was commercialized during the current quarter and $6,400 of acquired IPR&D was placed in service and reclassified to "Existing Technology." These costs are being amortized over a 7 year useful life.

The following table summarizes the components of intangible assets, which are reported net on the Consolidated Balance Sheets:

	July 31, 2021			January 31, 2021
		Accumulated			Accumulated
	Amount	amortization	Net	Amount	amortization	Net
Existing technology	$15,639	$(8,607)	$7,032	$9,263	$(8,304)	$959
Customer relationships	16,113	(8,903)	7,210	16,128	(8,248)	7,880
Software development	1,439	—	1,439	—	—	—
Patents and other intangibles	9,381	(3,369)	6,012	7,297	(3,126)	4,171
In-process research and development(a)	25,777	—	25,777	31,575	—	31,575
Total	$68,349	$(20,879)	$47,470	$64,263	$(19,678)	$44,585
(a) A portion of these intangible assets are denominated in a foreign currency and subject to exchange rate fluctuations.

The estimated future amortization expense for these definite-lived intangible assets during the next five years is as follows:

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Estimated amortization expense	$1,675	$3,257	$2,771	$2,762	$2,494	$7,296

The estimated future amortization expense table above does not reflect the expected amortization associated with indefinite-lived in-process R&D assets for R&D projects not completed and capitalized software development costs not available for release to the public. Amortization of these indefinite-lived intangible assets will start upon completion of the current R&D projects, on a straight-line basis over their remaining estimated useful life. The applicable table will be updated at such time these intangible assets are placed into service.

(dollars in thousands, except per-share amounts)

(8) EMPLOYEE POSTRETIREMENT BENEFITS

The Company provides postretirement medical and other benefits to certain current and past senior executive officers and senior managers. These plan obligations are unfunded. The components of the net periodic benefit cost for postretirement benefits are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Service cost	$8	$9	$17	$18
Interest cost	67	70	134	140
Amortization of actuarial losses	49	43	98	86
Amortization of unrecognized gains in prior service cost	(23)	(40)	(47)	(80)
Net periodic benefit cost	$101	$82	$202	$164

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

(9) WARRANTIES

Accruals necessary for product warranties are estimated based on historical warranty costs and average time elapsed between purchases and returns for each division. Additional accruals are made for any significant, discrete warranty issues. Changes in the warranty accrual were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Beginning balance	$2,655	$1,606	$2,068	$2,019
Change in provision	659	497	1,363	1,000
Settlements made	(229)	(494)	(346)	(1,410)
Ending balance	$3,085	$1,609	$3,085	$1,609

(10) DEBT

Credit Facility
On September 20, 2019, the Company entered into a credit facility with Bank of America, N. A., as administrative agent, and Wells Fargo Bank, National Association (the Credit Agreement). The Credit Agreement provides for a syndicated senior revolving credit facility up to $100,000 with a maturity date of September 20, 2022. Loans or borrowings defined under the Credit Agreement accrue interest and fees at varying rates. The Credit Agreement includes an annual administrative fee as well as an unborrowed capacity fee. Debt under the agreement is subject to customary affirmative and negative covenants, including financial covenants. These financial covenants include a consolidated interest coverage ratio and consolidated leverage ratio, both of which are defined in the Credit Agreement. As of July 31, 2021, the Company has no outstanding borrowings under the Credit Agreement. The Company has $100,000 in availability under the Credit Agreement as of July 31, 2021. The credit facility may be utilized for strategic business purposes such as business acquisitions, and for net working capital needs.

The unamortized debt issuance costs associated with the Credit Agreement were as follows:

	July 31, 2021	January 31, 2021
Unamortized debt issuance costs(a)	$92	$133
(a) Unamortized debt issuance costs are amortized over the term of the Credit Agreement and are reported as "Other assets" in the Consolidated Balance Sheets.

(dollars in thousands, except per-share amounts)

Letters of credit (LOC) issued and outstanding were as follows:

	July 31, 2021	January 31, 2021
Letters of credit outstanding(a)	$50	$50
(a) Any draws required under the LOC would be settled with available cash or borrowings under the Credit Agreement.

Long-Term Notes
The Company has a long-term note related to a financial assistance agreement (Agreement) with Western Economic Diversification Canada (WEDC), a government agency in Canada, that was entered into in August 2019. Under the Agreement, the WEDC agrees to contribute up to $5,000 in Canadian dollars, approximately $4,000 in US dollars, over a three-year period for costs incurred to develop a cloud-based distribution and service channel for a particular product being developed. The Company is eligible to receive contributions for costs incurred for purposes specified in the Agreement and is required to repay the funds contributed by WEDC in 60 monthly installments beginning April 1, 2023, plus interest that begins on April 1, 2023, based on an average bank rate plus 3%. As of July 31, 2021, the Company has received $2,849 in contributions from WEDC and no repayments have been made. The outstanding liability balance is reported as "Long-term debt" on the Consolidated Balance Sheets. No interest expense is being recorded prior to the interest start date.

At July 31, 2021, the Company's debt maturities based on outstanding principal were as follows:

	2022	2023	2024	2025	2026	Thereafter
Maturities of debt	$—	$—	$2,849	$—	$—	$—

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
(12) INCOME TAXES

The Company’s effective tax rate varies from the federal statutory rate primarily due to state and local taxes and R&D tax credits. The Company’s effective tax rates were as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Effective tax rate	15.0%	10.8%	16.2%	2.2%
The increase in the effective tax rate year-over-year was driven primarily by an increase in estimated pre-tax income in the current fiscal year. The Company operates both domestically and internationally. As of July 31, 2021, undistributed earnings from the Company's foreign subsidiaries were considered to have been reinvested indefinitely.

(13) DIVIDENDS AND TREASURY STOCK

On August 26, 2020, the Company announced that the Board of Directors ("Board") indefinitely suspended the Company’s regular quarterly cash dividend on its common stock, therefore no dividends were paid to Raven shareholders in the three-and six-month periods ended July 31, 2021. Dividends paid to Raven shareholders for the three- and six-months periods ended July 3l, 2020 were $4,660 and $9,318, respectively. There were no declared and unpaid shareholder dividends at July 31, 2021 or 2020.

The Company has a stock buyback program approved by the Board in November 2014. The Company had no share repurchases in the three and six-month periods ended July 31, 2021 and 2020. The total amount authorized under the program is $75,000

(dollars in thousands, except per-share amounts)

and the remaining dollar value authorized for share repurchases at July 31, 2021 is $17,179. This authorization remains in place until the authorized spending limit is reached or such authorization is revoked by the Board.

(14) SHARE-BASED COMPENSATION

Share-based compensation expense is recognized based on the fair value of the share-based awards expected to vest during the period.

The share-based compensation expense was as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Cost of sales	$86	$38	$162	$118
Research and development expenses	353	383	626	757
Selling, general, and administrative expenses	2,205	1,692	3,590	2,734
Total share-based compensation expense	$2,644	$2,113	$4,378	$3,609

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

Business segment financial performance and other information is as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Net sales
Applied Technology	$44,601	$35,502	$99,469	$77,509
Engineered Films	57,087	36,252	105,852	69,650
Aerostar	12,787	13,465	21,674	24,616
Intersegment eliminations(a)	(49)	(40)	(83)	(100)
Consolidated net sales	$114,426	$85,179	$226,912	$171,675

Operating income(b)
Applied Technology	$8,505	$6,511	$21,692	$15,450
Engineered Films	12,357	4,465	19,124	6,072
Aerostar	1,962	1,751	2,551	2,044
Intersegment eliminations	5	11	(2)	51
Total reportable segment income	22,829	12,738	43,365	23,617
General and administrative expenses(b)	(14,495)	(6,595)	(23,458)	(13,535)
Consolidated operating income	$8,334	$6,143	$19,907	$10,082
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

Proposed Transaction with CNH Industrial N.V.
On June 20, 2021, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with CNH Industrial N.V., a Netherlands public limited liability company (“CNH Industrial”). Under the terms of the agreement, CNH Industrial will acquire 100% of the capital stock of Raven for $58 per share, representing a $2.1 billion enterprise value. The Merger is subject to shareholder approval, as well as to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of fiscal year 2022.

The acquisition builds upon a long partnership between the two companies. The combination of Raven’s technologies and CNH Industrial’s strong current and new product portfolio will provide our customers with novel, connected technologies, allowing them to be more productive and efficient.

The Company incurred $4.9 million, or $0.13 per share before tax ($3.8 million, or $0.10 per share after tax) and $5.2 million, or $0.14 per share before tax ($4.1 million, or $0.11 per share after tax) of merger-related expenses in the three- and six-month periods ended July 31, 2021, respectively. These costs related primarily to professional service fees in connection with the proposed merger and are reported as "Selling, general, and administrative expenses" in the Consolidated Statements of Income and Comprehensive Income.

The following discussion highlights the consolidated operating results for the three- and six-month periods ended July 31, 2021 and 2020. Segment operating results are more fully explained in the Results of Operations - Segment Analysis section.

	Three Months Ended			Six Months Ended
(dollars in thousands, except per-share data)	July 31, 2021	July 31, 2020	% Change	July 31, 2021	July 31, 2020	% Change
Net sales	$114,426	$85,179	34.3%	$226,912	$171,675	32.2%
Gross profit	42,169	30,132	39.9%	$82,155	$58,599	40.2%
Gross margin (a)	36.9%	35.4%		36.2%	34.1%
Operating income	$8,334	$6,143	35.7%	$19,907	$10,082	97.5%
Operating margin (a)	7.3%	7.2%		8.8%	5.9%
Other income (expense), net	$(276)	$377		$(246)	$(91)
Net income attributable to Raven Industries, Inc.	$6,853	$5,819	17.8%	$16,473	$9,866	67.0%
Diluted earnings per share	$0.19	$0.16		$0.45	$0.27

Cash flow from (used in) operating activities	$2,666	$18,733	(85.8)%	$(5,113)	$30,584	(116.7)%
Cash outflow for capital expenditures	$(4,439)	$(3,349)	32.5%	$(10,044)	$(7,783)	29.1%
Cash Dividends	$—	$(4,660)	(100.0)%	$—	$(9,318)	(100.0)%
(a) The Company's gross and operating margins may not be comparable to industry peers due to variability in the classification of expenses across industries in which the Company operates.

Three months ended July 31, 2021 and July 31, 2020
Consolidated Results
For the fiscal 2022 second quarter, net sales were $114.4 million, an increase of $29.2 million, or 34.3%, from $85.2 million in the prior year’s second quarter. The year-over-year growth was driven by increased sales in both Applied Technology and Engineered Films. In Applied Technology, demand for its precision ag technology remained robust, leading to strong year-over-year growth despite global supply chain constraints. In Engineered Films, the division experienced growth across all end-markets, led by construction, agriculture and geomembrane (including the energy sub-market), as market conditions continued to improve. Aerostar's growth in core stratospheric and radar platforms was offset by the conclusion of Loon activity and a decrease in aerostat sales due to timing of contracts.

The Company's operating income for the second quarter of fiscal 2022 was $8.3 million, up 35.7% from $6.1 million in the second quarter of fiscal 2021. Included in the results for the second quarter of fiscal 2022 were $5.2 million of research and development and selling expenses to advance Raven Autonomy™, compared to $4.0 million in the prior fiscal year. The second quarter of fiscal 2022 results also included $4.9 million of expenses associated with the proposed merger with CNH Industrial. The Company generated significant year-over-year operating income growth within its core businesses driven by increased sales volume and corresponding operating leverage.

Net income for the second quarter of fiscal 2022 was $6.9 million, or $0.19 per diluted share, compared to net income of $5.8 million, or $0.16 per diluted share, in last year's second quarter. The Company's strategic investment in Raven Autonomy™ reduced net income attributable to Raven by $4.1 million, or $0.11 per diluted share, in the second quarter of fiscal 2022 compared to $3.1 million, or $0.09 per diluted share, in the prior year. Merger related expenses reduced net income attributable to Raven by $3.8 million, or $0.10 per diluted share in the current year's second quarter.

Applied Technology Division Results
Applied Technology's net sales in the second quarter of fiscal 2022 were $44.6 million, up $9.1 million, or 25.6%, compared to the prior year's second quarter net sales of $35.5 million. Demand across the division's product portfolio remained very strong in the second quarter as favorable ag market conditions continued. These market conditions, combined with the division's industry-leading portfolio, led to year-over-year revenue growth in both the OEM and aftermarket channels.

Division operating income in the second quarter of fiscal 2022 was $8.5 million, up $2.0 million, or 30.6% versus the second quarter of fiscal 2021. Division operating income in the second quarter was adversely impacted by increased input costs associated with challenging supply chain conditions and material shortages. Included in the results was investment in research and development and selling expenses to advance Raven Autonomy™ of $5.2 million on a pre-tax basis, an increase of $1.2 million year-over-year.

Engineered Films Division Results
Engineered Films’ net sales in the second quarter of fiscal 2022 were $57.1 million, an increase of $20.8 million, or 57.5%, compared to prior year's second quarter net sales of $36.3 million. The division generated year-over-year sales growth across all end-markets led by construction, agriculture, industrial, and geomembrane (including the energy submarket). The year-over-year growth was driven by market conditions that continued to rebound, leading to improved sales year-over-year in all markets, along with intentional pricing actions implemented to offset rising input costs.

Division operating income in the second quarter of fiscal 2022 was $12.4 million, up $7.9 million, or 176.8% versus the second quarter of fiscal 2021. The year-over-year increase was driven mainly by higher sales volume and the corresponding positive operating leverage.

Aerostar Division Results
Aerostar's net sales in the second quarter of fiscal 2022 were $12.8 million, a decrease of $0.7 million, or 5.0%, compared to the prior year's second quarter net sales of $13.5 million. The division generated strong year-over-year revenue growth for defense related stratospheric balloon systems as it conducted multiple successful flight campaigns for Department of Defense customers. This growth in stratospheric balloon systems was offset by the conclusion of Loon activity announced in the fourth quarter of fiscal 2021 and a decrease in aerostat revenue due to timing of government contracts.

Division operating income in the second quarter of fiscal 2022 was $2.0 million, up $0.2 million, or 12.1%, versus the second quarter of fiscal 2021. The year-over-year improvement was driven by product mix and effective cost control measures.

Six Months Ended July 31, 2021 and 2020:
Consolidated Results
For the six-month period ended July 31, 2021, net sales were $226.9 million compared to $171.7 million, up 32.2% versus the prior year comparative period. Significant year-over-year growth in Applied Technology and Engineered Films drove the increase in net sales. Applied Technology leveraged its new products, strong customer relationships, and favorable ag conditions to drive sales growth versus the prior year. For Engineered Films, economic recovery post-pandemic continued to improve, leading to increased sales year-over-year in all markets. In Aerostar, year-over-year revenue growth for defense related stratospheric balloon systems was more than offset by the conclusion of Loon activity, announced in the fourth quarter of fiscal 2021, and a decrease in aerostat revenue.

The Company's operating income was $19.9 million, up 97.5% from $10.1 million in the prior year six-month period. The year-to-date results included $9.7 million of investment in Raven Autonomy™, consisting of research and development and selling expenses to advance the Company's autonomous ag solutions, compared to $7.8 million in the prior year. The results also included $5.2 million of expenses associated with the proposed merger with CNH Industrial.

Net income for the first six months of fiscal 2022 was $16.5 million, or $0.45 per diluted share, compared to net income of $9.9 million, or $0.27 per diluted share, in the prior year comparative period. The investment in Raven Autonomy™ reduced net income attributable to Raven by $7.6 million, or $0.21 per diluted share, in the first six months of fiscal 2022, compared to $6.0 million, or $0.17 per share in the prior year. Merger related expenses reduced net income attributable to Raven by $4.1 million, or $0.11 per diluted share in the current year's first two quarters of fiscal 2022.

Applied Technology Division Results
Net sales for Applied Technology in the first six months of fiscal 2022 were $99.5 million, up $22.0 million, or 28.3%, compared to the first six months of fiscal 2021. The year-over-year sales growth was driven by increased sales in the OEM and aftermarket channels, both domestically and internationally, with substantial growth in North America and Europe. Improved market conditions within the ag industry continue to drive higher demand for the division's products.

Operating income for the first six months of fiscal 2022 was $21.7 million, up $6.2 million or 40.4%, compared to the first six months of fiscal 2021. Operating income in the first six months was reduced by $9.7 million of strategic investment in research and development activities for Raven Autonomy™ compared to $7.8 million in the prior year.

Engineered Films Division Results
Net sales for Engineered Films in the first six months of fiscal 2022 were $105.9 million, an increase of $36.2 million, or 52.0%, compared to the year-to-date six-month period of fiscal 2021. Year-over-year increase in revenue was driven by improved market conditions, which have continued to rebound from prior year pandemic lows.

Operating income for the first six months of fiscal 2022 increased 215.0% to $19.1 million as compared to $6.1 million in the prior year comparative period. The year-over-year increase in operating income was driven by favorable operating leverage resulting from the sharp increase in revenues.

Aerostar Division Results
Net sales for Aerostar in the first six months of fiscal 2022 were $21.7 million, a decrease of $2.9 million or 12.0%, compared to the first six months of fiscal 2021. Year-over-year revenue growth for defense related stratospheric balloon systems was more than offset by the conclusion of Loon activity, announced in the fourth quarter of fiscal 2021, and a decrease in aerostat revenue.

Operating income for the six-month year-to-date period of fiscal 2022 was $2.6 million compared to operating income of $2.0 million in the prior year comparative period. The year-over-year increase was driven by higher margins due to sales mix and cost cutting measures implemented to reduce overhead.

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

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2021	July 31, 2020	$ Change	% Change	July 31, 2021	July 31, 2020	$ Change	% Change
Net sales	$44,601	$35,502	$9,099	25.6%	$99,469	$77,509	$21,960	28.3%
Gross profit	21,901	18,463	3,438	18.6%	48,128	38,793	9,335	24.1%
Gross margin	49.1%	52.0%			48.4%	50.0%
Operating expenses	$13,396	$11,952	$1,444	12.1%	$26,436	$23,343	$3,093	13.3%
Operating expenses as % of sales	30.0%	33.7%			26.6%	30.1%
Operating income(a)	$8,505	$6,511	$1,994	30.6%	$21,692	$15,450	$6,242	40.4%
Operating margin	19.1%	18.3%			21.8%	19.9%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•Market conditions. Grain commodity prices reached levels not seen since 2014 during the first half of fiscal 2022, providing optimism within the ag market. These improved conditions, along with more normalized economic activity, has improved both domestic and international ag markets, leading to an increase in demand from both OEMs and aftermarket retailers. The Company does not model comparative market share position for its divisions, but the Company believes Applied Technology maintained or increased its market share in the first six months of fiscal 2022.
•Sales volume and selling prices. Second quarter fiscal 2022 net sales increased $9.1 million or 25.6%, to $44.6 million compared to $35.5 million in the prior year. Year-to-date sales increased $22.0 million, or 28.3%, to $99.5 million. compared to $77.5 million in the prior year. Higher sales volume, rather than a change in selling price, was the primary driver of this increase. Aftermarket sales were up 54.7% and 48.4% year-over-year for the three- and six-month periods, respectively. OEM sales were up 2.8% and 9.8% year-over-year for the three- and six-month periods, respectively. For the three- and six-month periods, domestic sales were up $4.2 million and $9.0 million year-over-

year, respectively. International sales were up $4.9 million and $13.0 million year-over-year, respectively.
•International sales. For the second quarter of fiscal 2022, international sales totaled $12.4 million, up 65.2% from $7.5 million in the prior year comparative period. International sales represented 27.8% of segment revenue compared to 21.1% of segment revenue in the prior year comparative period. Year-to-date, international totaled $31.6 million, an increase of $13.0 million from a year ago. International sales represented 31.8% of segment revenue compared to 24.1% of segment revenue in the prior year comparative period. Increased demand in Europe and Latin America led the increase in international sales in the current quarter and year-to date.
•Gross margin. Gross margin decreased from 52.0% in the prior year second quarter of fiscal 2021 to 49.1% in the second quarter of fiscal 2022. Year-to-date fiscal 2022 gross margin decreased from 50.0% to 48.4% compared to the prior year comparative period. The year-over-year decrease in profitability was driven by higher material costs and production inefficiencies as a result of supply chain constraints caused by the pandemic.
•Operating expenses. Fiscal 2022 second quarter operating expenses as a percentage of net sales were 30.0%, down from 33.7% in the prior year comparative period. Year-to-date operating expenses as a percentage of net sales were down from 30.1% to 26.6%. Operating expenses increased year-over-year led by increased spending related to Raven Autonomy™; however this increase was more than offset by the significant increase in sales compared to the prior year. Operating expenses included $5.2 million and $9.6 million of Raven AutonomyTM related expenses for the three- and six-month periods, respectively, compared to $4.0 million and $7.6 million in the prior year. These expenses primarily consisted of research and development investment to advance the division's autonomous ag solutions.

Engineered Films
Engineered Films produces high-performance plastic films and sheeting for geomembrane, agricultural, construction, and industrial applications and also offers design-build and installation services of these plastic films and sheeting. Plastic film and sheeting can be purchased separately or together with installation services.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2021	July 31, 2020	$ Change	% Change	July 31, 2021	July 31, 2020	$ Change	% Change
Net sales	$57,087	$36,252	$20,835	57.5%	$105,852	$69,650	$36,202	52.0%
Gross profit	15,274	6,641	8,633	130.0%	25,310	10,904	14,406	132.1%
Gross margin	26.8%	18.3%			23.9%	15.7%
Operating expenses	$2,917	$2,176	$741	34.1%	$6,186	$4,832	$1,354	28.0%
Operating expenses as % of sales	5.1%	6.0%			5.8%	6.9%
Operating income(a)	$12,357	$4,465	$7,892	176.8%	$19,124	$6,072	$13,052	215.0%
Operating margin	21.6%	12.3%			18.1%	8.7%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.
The following factors were the primary drivers of the three- and six-month year-over-year changes:

•Market conditions. In the second quarter, Engineered Films continued to see improved demand that started in the fourth quarter of the prior year. Demand was up across all markets, led by the construction, agricultural, industrial, and geomembrane markets. The Company does not model comparative market share position for its divisions, but the Company believes Engineered Films maintained or increased its market share in most of its end markets in the first six months of fiscal 2022.
•Sales volume and selling prices. Second quarter net sales were $57.1 million, an increase of $20.8 million, or 57.5%, compared to net sales of $36.3 million in the second quarter fiscal 2021. Year-to-date net sales were up $36.2 million, or 52.0%, to $105.9 million compared to $69.7 million in the prior year. The division saw an increase in demand across all markets, as conditions improved from pandemic lows. While the division adjusted selling prices to recover increasing input costs caused by volatility in the resin market, the primary driver of the increase in sales was an increase in sales volume. Sales volume, measured in pounds sold, increased over 40% year-over-year in the three- and six-month periods.
•Gross margin. For the three-month period, gross margin was 26.8%, increasing from 18.3% in the prior year comparative period. For the six-month period ending July 31, 2021, gross margin was up from 15.7% in the prior year to 23.9% in the current year. Higher sales volumes, operational efficiency gains from improved capacity utilization and increases in selling prices to offset higher input costs drove the significant increase in gross margin compared to the prior year three- and six-months.
•Operating expenses. As a percentage of net sales, operating expenses were 5.1% in the current year three-month period as compared to 6.0% in the prior year comparative period. As a percentage of net sales, operating expenses were 5.8% in the current year six-month period as compared to 6.9% in the prior year comparative period. The decrease was primarily driven by the increase in sales compared to the prior year, partially offset by higher selling and legal costs.

Aerostar
Aerostar serves the commercial lighter-than-air and aerospace and defense markets. Aerostar's core products include high-altitude stratospheric balloon systems and radar systems. These products can be integrated with additional third-party sensors to provide research, communications, and situational awareness capabilities to governmental and commercial customers.

	Three Months Ended				Six Months Ended
(dollars in thousands)	July 31, 2021	July 31, 2020	$ Change	% Change	July 31, 2021	July 31, 2020	$ Change	% Change
Net sales	$12,787	$13,465	$(678)	(5.0)%	$21,674	$24,616	$(2,942)	(12.0)%
Gross profit	4,989	5,017	(28)	(0.6)%	8,719	8,851	(132)	(1.5)%
Gross margin	39.0%	37.3%			40.2%	36.0%
Operating expenses	$3,027	$3,266	$(239)	(7.3)%	$6,168	$6,807	$(639)	(9.4)%
Operating expenses as % of sales	23.7%	24.3%			28.5%	27.7%
Operating income(a)	$1,962	$1,751	$211	12.1%	$2,551	$2,044	$507	24.8%
Operating margin	15.3%	13.0%			11.8%	8.3%
(a) At the segment level, operating income does not include an allocation of general and administrative expenses.

The following factors were the primary drivers of the three- and six-month year-over-year changes:

•Market conditions. Aerostar’s markets are subject to significant variability in demand due to government spending uncertainties and the timing of contract awards. The Company does not model comparative market share position for its divisions, but the Company believes Aerostar has maintained its market share in the first six months of fiscal 2022.
•Sales volume. Net sales decreased 5.0% from $13.5 million for the three-month period ended July 31, 2020, to $12.8 million for the three-month period ended July 31, 2021. Year-to-date sales were $21.7 million, down $2.9 million year-over-year, or 12.0%. Year-over-year revenue growth for defense related stratospheric balloon systems was more than offset by the conclusion of Loon activity, announced in the fourth quarter of fiscal 2021, and a decrease in aerostat revenue.
•Gross margin. For the three-month period, gross margin increased from 37.3% to 39.0% and for the six-month period increased from 36.0% to 40.2%. Sales mix and cost control measures implemented during fiscal 2022 to reduce overhead expenses drove the improvement in gross margin.
•Operating expenses. Second quarter fiscal 2022 operating expenses were $3.0 million, or 23.7% of net sales, a decrease from 24.3% of net sales in the second quarter of fiscal 2021. Year-to-date operating expenses as a percentage of net sales were 28.5%, up from 27.7% in the prior year. Despite the $0.6 million year-over year decrease in operating expenses in the six-month period, the decrease in net sales drove operating expenses as a percentage of sales higher. The division continues to make focused investments in research and development and selling activities to drive growth and secure contract awards.

Corporate Expenses (administrative expenses; other income (expense), net; and effective tax rate)

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Administrative expenses	$14,495	$6,595	$23,458	$13,535
Administrative expenses as a % of sales	12.7%	7.7%	10.3%	7.9%
Other income (expense), net	$(276)	$377	$(246)	$(91)
Effective tax rate	15.0%	10.8%	16.2%	2.2%

Administrative spending for the three- and six-month periods of fiscal 2022 were up 119.8% and 73.3% compared to fiscal 2021. Professional service costs associated with the merger of Raven and CNH Industrial, announced in June 2021, of $4.9 million and $5.2 million for the three- and six-month periods, respectively, along with higher head count and incentives, due to improved profitability, were the primary drivers of the increase administration expenses in both periods

Other income (expense), net consists primarily of activity related to the Company's equity investments, interest income and expense, and foreign currency transaction gains or losses. There were no significant items in other income (expense), net for the three- and six-month periods in fiscal 2022 and 2021.

The Company’s effective tax rates for the three-month periods ended July 31, 2021 and 2020, were 15.0% and 10.8%, respectively. The Company’s effective tax rates for the six-month periods ended July 31, 2021 and 2020, were 16.2% and 2.2%, respectively. The year-over-year volatility in the effective tax rate for the three and six-month periods was driven primarily by an increase in the current year profitability.

MARKET CONDITIONS AND OUTLOOK

The Company's strong performance in the first quarter continued into the second quarter with strong sales growth in the Applied Technology and Engineered Films divisions.

Demand across Applied Technology's product portfolio remained very strong in the second quarter resulting in year-over-year revenue growth in both the OEM and aftermarket channels despite navigating global supply chain constraints. Additionally in Raven Autonomy™ the Company achieved significant milestones while executing on its strategy. Applied Technology commercialized the OMNiDRIVE™ system and is on track to sell its limited release out in the first fiscal year. The solutions being developed are significant advancements in ag technology that will help solve labor shortages, provide greater efficiencies and enhance sustainability in agriculture across the world.

Engineered Films generated substantial year-over-year growth across all of its end-markets, as the global economy continues its recovery from the prior year. Despite challenges created by volatility in resin pricing the first half of the fiscal year, the division navigated through these challenges and improved operating income year-over-year by capitalizing on the economic rebound. The division continues to build relationships with strategic customers as it executes on its strategy of supplying thinner, lighter and stronger materials.

Aerostar continued to advance the capabilities of it industry-leading technology for the division's stratospheric and radar solutions during the second quarter. Aerostar carried out multiple flight campaigns for its Department of Defense customers and increased its operating income year-over year for the first six months of the year, despite the conclusion of Loon in first quarter.

On June 21, 2021 CNH Industrial N.V. entered into an agreement to acquire 100% of the capital stock of Raven Industries, Inc. This partnership will further accelerate our ability to advance the Company's autonomous ag technology while also maximizing shareholder value. The process of completing the transaction is going well, and remains on track to close during the fourth quarter of the current year.

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

The Company’s cash balances and cash flows were as follows:

(dollars in thousands)	July 31, 2021	January 31, 2021	July 31, 2020
Cash and cash equivalents	$13,077	$32,938	$15,813

	Three Months Ended		Six Months Ended
(dollars in thousands)	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Cash provided by (used in) operating activities	$2,666	$18,733	$(5,113)	$30,584
Cash used in investing activities	(7,174)	(3,028)	(14,215)	(7,318)
Cash used in financing activities	(96)	(72,628)	(485)	(27,980)
Effect of exchange rate changes on cash and cash equivalents	(83)	155	(48)	(180)
Net change in cash and cash equivalents	$(4,687)	$(56,768)	$(19,861)	$(4,894)

Cash and cash equivalents totaled $13.1 million at July 31, 2021, a sequential decrease of $19.9 million from January 31, 2021. The decrease in cash was driven by an increase in net working capital needs due to the significant increase in revenue in Applied Technology and Engineered Films operating segments, as well as investments to advance Raven Autonomy™. Cash and cash equivalents as of July 31, 2020 was $15.8 million.

Operating Activities
Cash provided by operating activities was primarily derived from cash received from customers, offset by cash payments for inventories, services, and employee compensation. Cash used in operating activities was $5.1 million for the first six months of fiscal 2022 compared with cash provided by operating activities of $30.6 million in the first six months of fiscal 2021. The decrease in operating cash flows year-over-year was driven by the increase in net working capital in the current year to support the significant increase in sales orders in Applied Technology and Engineered Films.

The Company's net working capital for the comparative periods was as follows:

(dollars in thousands)	July 31, 2021	July 31, 2020
Accounts receivable, net	$70,591	$53,032
Plus: Inventories, net	75,692	51,302
Less: Accounts payable	21,588	17,960
Net working capital(a)	$124,695	$86,374

Annualized net sales(b)	457,704	340,716
Net working capital percentage(c)	27.2%	25.4%
(a) Net working capital is defined as accounts receivable, (net) plus inventories, (net) less accounts payable.
(b) Annualized net sales is defined as the most recent quarter net sales times four for each of the fiscal periods, respectively.
(c) Net working capital percentage is defined as net working capital divided by annualized net sales.

Year-over-year, net working capital increased $38.3 million, to $124.7 million at July 31, 2021. The Company increased inventory in Applied Technology and Engineered Films to meet increased demand and mitigate supply chain constraints, while accounts receivable increased as sales were up significantly year-over-year.

Inventory levels increased $24.4 million, or 47.5%, year-over-year from $51.3 million at July 31, 2020, to $75.7 million at July 31, 2021. The increase in inventory was primarily driven by strategic actions within Applied Technology and Engineered Films divisions to fulfill the increase in sales order backlog. In addition, the divisions saw an increase in input costs due to supply chain constraints globally.

Accounts receivable increased $17.6 million, or 33.1%, year-over-year to $70.6 million at July 31, 2021, from $53.0 million at July 31, 2020. In comparison, consolidated net sales increased $29.2 million, or 34.3%, year-over-year in the second quarter. Higher sales volume was the primary driver of the year-over-year increase in accounts receivable.

Accounts payable increased $3.6 million, or 20.2%, year-over-year from $18.0 million at July 31, 2020, to $21.6 million at July 31, 2021. The increase in accounts payable year-over-year was primarily due to timing of purchases and increase in raw materials and finished goods inventory to support increased demand.
Investing Activities
Cash used by investing activities was $14.2 million for the first six months of fiscal 2022 compared with cash used of $7.3 million in the first six months of fiscal 2021. Capital expenditure spending increased $2.3 million compared to the prior year six-month period primarily due to investments in equipment for Applied Technology to support Raven Autonomy™ and equipment for Engineered Films. In the first six months of fiscal 2022, capitalized spending for intangibles included $1.4 million for capitalized software development costs in Applied Technology and $1.6 million for technology rights acquired by Aerostar to support its stratospheric balloon platform, compared to none in the prior fiscal year.

Financing Activities
Cash used for financing activities for the first six months of fiscal 2022 decreased $27.5 million compared to the first six months of fiscal 2021. Payments of $17.9 million related to the redemption of the noncontrolling interest in DOT and $9.3 million for dividends were made in first six months of the prior fiscal year, with none made during the current year. On August 26, 2020, the Company announced that the board of directors indefinitely suspended the Company’s regular quarterly cash dividend on its common stock. The Company has reallocated this capital to supplement and accelerate investments in the Company's Strategic Platforms for Growth; Raven Autonomy™, Raven Composites™, and Raven Thunderhead Balloon Systems.

Other Liquidity and Capital Resources
The Company has a three-year, $100 million senior revolving credit facility which includes a $100 million borrowing availability expansion feature. Availability under the Credit Agreement for borrowings as of July 31, 2021, was $100.0 million. This credit facility has a maturity date of September 20, 2022. This agreement (Credit Agreement) is more fully described in Note 10 Debt of the Notes to the Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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

Letters of credit (LOCs) totaling $0.1 million were outstanding at both July 31, 2021 and July 31, 2020. Any draws required under the LOCs would be settled with available cash or borrowings under the Credit Agreement.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in the Company’s known off-balance sheet debt and other unrecorded obligations since the fiscal year ended January 31, 2021.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those that require the application of judgment when valuing assets and liabilities on the Company's balance sheet. For a description of our critical accounting policies and estimates, see Critical Accounting Policies and Estimates in Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC. There have been no material changes to our critical accounting policies and estimates during the six-month period ended July 31, 2021.

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

Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions when made, there is no assurance that such assumptions are correct or that these expectations will be achieved. Assumptions involve important risks and uncertainties that could significantly affect results in the future. This includes the risk of the occurrence of any event, change, or other circumstance that could delay or prevent closing of the proposed transaction, or the merger, or give rise to the termination of the Agreement and Plan of Merger between the Company and CNH Industrial N.V. In addition, other risks and uncertainties include, but are not limited to, those relating to weather conditions, which could affect sales and profitability in some of the Company's primary markets, such as agriculture and construction and oil and gas drilling; or changes in raw material availability, commodity prices, competition, technology or relationships with the Company's largest customers, risks and uncertainties relating to the impacts of the COVID-19 pandemic, development of new technologies to satisfy customer requirements, possible development of competitive technologies, ability to scale production of new products without negatively impacting quality and cost, risks of operating in foreign markets, risks relating to acquisitions, including risks of integration or unanticipated liabilities or contingencies, and ability to finance investment and net working capital needs for new development projects, any of which could adversely impact any of the Company's product lines, risks of litigation, as well as other risks described in Item 1A., Risk Factors, of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2021. The foregoing list is not exhaustive and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The exposure to market risks pertains mainly to changes in interest rates on cash, cash equivalents and short-term investments. The Company's outstanding debt relates to a long-term note that bears no interest until April 2023, with an outstanding balance of $2.8 million and $2.0 million as of July 31, 2021 and January 31, 2021, respectively. The Company also has finance lease obligations of $1.0 million and $0.8 million as of July 31, 2021 and January 31, 2021. The Company does not expect operating results or cash flows to be significantly affected by changes in interest rates.

The Company's subsidiaries that operate outside the United States use their local currency as the functional currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the period-end exchange rates, and average exchange rates for the statement of income. Cash and cash equivalents held in foreign currency (primarily Euros and Canadian dollars) totaled $1.8 million and $2.1 million at July 31, 2021 and January 31, 2021, respectively. Adjustments resulting from financial statement translations are included as cumulative translation adjustments in "Accumulated other comprehensive income (loss)" within shareholders' equity. Foreign currency transaction gains or losses are recognized in the period incurred and are included in "Other income (expense), net" in the Consolidated Statements of Income and Comprehensive Income. Foreign currency fluctuations had no material effect on the Company's financial condition, results of operations, or cash flows.

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

Evaluation of Disclosure Controls and Procedures
Our management, under the supervision of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2021. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three- and six-month period ended July 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors:
The Company’s business is subject to a number of risks, including those identified in Item 1A "Risk Factors" of the Company’s Annual Report on Form 10-K for the year ended January 31, 2021, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not exhaustive and additional risks we currently deem to be immaterial or are unknown to us at this time also could materially affect our business, results of operations, financial condition, and/or liquidity. The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2021, to include additional information.

There can be no assurance that the conditions to close our proposed merger with CNH Industrial will be satisfied or that the merger will be completed. In addition, the proposed transaction could have adverse effects on our business, and any failure to consummate the proposed merger could materially impact our business.

On June 20, 2021, the Company entered into an agreement with CNH Industrial pursuant to which, subject to certain conditions to closing, the Company will become a wholly owned subsidiary of CNH Industrial. The Company has filed all premerger notifications with the Federal Trade Commission and the Antitrust Division of the Justice Department and the waiting period has expired under the Hart-Scott-Rodina Act with no comments. In addition, the shareholder meeting to vote whether to approve the merger will be held on September 15, 2021. However, consummation of the Merger is subject to certain closing conditions, including shareholder approval at the special meeting of the shareholders scheduled for September 15, 2021 and other regulatory approval, which are not within the Company's control, and may prevent, delay, or otherwise materially adversely affect the completion of the transaction. The Company cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if another uncertainty may arise and cannot assure you that the Company will be able to successfully consummate the proposed merger as currently contemplated under the Merger Agreement or at all.

Risks related to the proposed merger, including the potential failure of the merger to be consummated include, but are not limited to, the following:

•if the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee to CNH Industrial of $64.0 million;
•the Company will remain liable for significant transaction costs, including legal, accounting, financial advisory, and other costs relating to the merger regardless of whether the merger is completed;
•the trading price of our stock may decline to the extent that the current market price for our stock reflects a market assumption that the merger will be completed;
•the Company could be subject to litigation related to any failure to complete the merger;
•the diversion of management time on transaction-related issues that may disrupt their attention from ongoing business operations; and
•the risk that the proposed transaction could have an adverse affect on the Company's ability to retain customers and retain and hire key personnel and maintain relationships with suppliers and customers.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our stock price.

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

RAVEN INDUSTRIES, INC.

/s/ Taimur Sharih
Taimur Sharih
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Date: August 25, 2021